Form 10-Q
period 2005-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2005-08-10
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-51233
GLADSTONE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200
MCLEAN, VIRGINIA 22102
(Address of principal executive office)
(703) 287-5800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 10, 2005 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statement of Assets and Liabilities as of June 30, 2005
Statement of Operations for the period June 22, 2005* to June 30, 2005
Statement of Changes in Net Assets for the period June 22, 2005* to June 30, 2005
Statement of Cash Flows for the period June 22, 2005* to June 30, 2005
Financial Highlights for the period June 22, 2005* to June 30, 2005
Notes to Financial Statements
* denotes the date operations commenced

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Results of Operations
Liquidity and Capital Resources

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

GLADSTONE INVESTMENT CORPORATION
STATEMENT OF ASSETS AND LIABILITIES
(Unaudited)

June 30,
2005
ASSETS
Cash and cash equivalents	$200,611,011
Prepaid assets	17,792
Deferred offering costs	—

TOTAL ASSETS	$200,628,803

LIABILITIES
Accounts payable	$128,029
Administration fee payable to Gladstone Administration	27,083
Loan payable to affiliate	—
Accrued offering costs and expenses	335,711

Total Liabilities	490,823

NET ASSETS	$200,137,980

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 14,400,100 shares issued and outstanding	$14,400
Capital in excess of par value	200,103,780
Undistributed net investment income	19,800

Total Net Assets	$200,137,980

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)
For the Period June 22, 2005 (Commencement of Operations) to June 30, 2005

INVESTMENT INCOME
Interest income – cash and cash equivalents	$48,198

EXPENSES
Administration fee to Gladstone Administration	27,083
Interest	378
Stockholder related costs	635
General and administrative	302

Expenses	28,398

NET INVESTMENT INCOME	19,800

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$19,800

NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS PER COMMON SHARE: (Refer to Note 4)
Basic and Diluted	$0.00

SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	14,400,100
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENT OF CHANGES IN NET ASSETS
For the Period June 22, 2005 (Commencement of Operations) to June 30, 2005
(UNAUDITED)

Increase in net assets from operations
Investment income-net	$19,800
Issuance of common stock	200,116,680

Total increase	200,136,480
Net Assets
Commencement of operations	1,500

End of period	$200,137,980

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENT OF CASH FLOWS
For the Period June 22, 2005 (Commencement of Operations) to June 30, 2005
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in stockholders’ equity resulting from operations	$19,800
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Increase in prepaid assets	(17,792)
Increase in accounts payable	128,029
Increase in administration fee payable to Gladstone Administration	27,083
Increase in accrued expenses	335,711

Net cash provided by operating activities	492,831

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	200,164,544
Decrease in loan payable to affiliate	(50,000)

Net cash provided by financing activities	200,114,544

NET INCREASE IN CASH AND CASH EQUIVALENTS (1)	200,607,375

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,636

CASH AND CASH EQUIVALENTS, END OF PERIOD	$200,611,011

CASH PAID DURING PERIOD FOR INTEREST	$378

(1) Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
For the Period June 22, 2005 (Commencement of Operations) to June 30, 2005
(UNAUDITED)

Per Share Data(1)
Net proceeds from initial public offering (2)	$13.95
Offering costs	(0.05)

Income from investment operations:
Net investment income	0.00

Total from investment operations	0.00

Distributions	—

Net asset value at end of period	$13.90

Per share market value at beginning of period	$15.00
Per share market value at end of period	15.05
Total Return (3) (4)	0.33%
Shares outstanding at end of period	14,400,100

Ratios/Supplemental Data
Net assets at end of period	$200,137,980
Average net assets (5)	$200,137,980
Ratio of expenses to average net assets-annualized	0.06%
Ratio of net investment income to average net assets-annualized	0.04%

(1)	Based on actual shares outstanding.

(2)	Net of initial underwriting discount of $1.05 per share.

(3)	Total return equals the increase of the ending market value over the beginning market value divided by the monthly beginning market value.

(4)	Amounts were not annualized.

(5)	Average net assets calculated from June 22, 2005 (commencement of operations) to June 30, 2005.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. The Company is a newly organized, closed-end, non-diversified management investment company, that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve both current income and capital gains through debt and equity investments in companies undergoing a buyout or other recapitalization transactions.
On March 24, 2005, the initial stockholder purchased 100 shares of common stock for $1,500 and was admitted as the initial stockholder of the Company.
Prior to June 22, 2005, there were no operations except for activities associated with the Company’s initial public offering.
On June 28, 2005, the Company closed its initial public offering (the “Offering”) and sold 14,400,000 shares of its common stock at $15.00 per share less an underwriting discount of $1.05 per share and offering costs of approximately $763,320, for total net proceeds to the Company of approximately $200,116,680.
On July 14, 2005, the underwriters exercised in full their over-allotment option and purchased an additional 2,160,000 shares of common stock, also at $15.00 per share less an underwriting discount of $1.05 per share and for total additional net proceeds to the Company of approximately $30,132,000.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at June 30, 2005 were held in the custody of two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.
Organizational Costs
The Company expenses organizational costs as incurred. As of June 30, 2005, the Company had incurred no significant organizational costs.

Income Taxes
The Company intends to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income. The Company may, but does not intend to, pay out a return of capital.
NOTE 3. RELATED PARTY TRANSACTIONS
Loan Payable to Affiliate
On June 30, 2005, the Company repaid a $50,000 loan payable to its chairman and chief executive officer. The demand recourse promissory note accrued interest at the rate of 3% per annum and was repaid with accrued interest of $378 using a portion of the net proceeds from the Offering.
Administration Agreement
The Company has entered into an administration agreement with Gladstone Administration, LLC, (“Gladstone Administration”), a wholly owned subsidiary of Gladstone Management Corporation (“Gladstone Management”), which is controlled by the Company’s chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and will perform, or oversee the performance of the Company’s required administrative services.
The administration agreement requires the Company to reimburse Gladstone Administration for the performance of its obligations under the administration agreement. The reimbursement is based upon the allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and the Company’s allocable portion of the salaries and benefits of the Company’s chief financial officer, chief compliance officer, controller, and their respective staffs. For the period June 22, 2005 (commencement of operations) to June 30, 3005, the Company recorded $27,083 in administration fees to Gladstone Administration on the Statement of Operations.
License Agreement
The Company has entered into a license agreement with Gladstone Management, pursuant to which Gladstone Management has agreed to grant the Company a non-exclusive license to use the name “Gladstone” and the “Diamond G” trademark. This licensing agreement requires the Company to pay Gladstone Management a royalty fee of $1 per quarter. The amount of the fee is negotiable on an annual basis by the Company’s compensation committee and approved by a majority of the Company’s independent directors.
Investment Advisory and Management Agreement
The Company has entered into an investment advisory and management agreement with Gladstone Management, which is controlled by the Company’s chairman and chief executive officer. In addition, the Company’s executive officers and directors, and the officers and directors of Gladstone Management, serve or may serve as officers, directors, or principals of entities that operate in the same or related lines of business as the Company does or of companies managed by the Company’s affiliates. In accordance with the investment advisory and management agreement, the Company will pay Gladstone Management a fee for these services consisting of a base management fee and an incentive fee.
Through March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the Company’s gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the net proceeds of the Offering that are not invested in debt and equity securities of portfolio companies. At June 30, 2005, there were no assets invested in debt and equity securities of portfolio companies and therefore, no base management fee has been accrued. Subsequent to March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the Company’s gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. Through March 31, 2007, if Gladstone Management also receives fees from portfolio companies, such as investment banking fees or executive recruiting services fees, these fees will be credited against the base management fee the Company would otherwise be required to pay to Gladstone Management.
The incentive fee will consist of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee will be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income, and any other income, including any other fees (other than fees for providing managerial assistance) such as commitment, origination, structuring, diligence and consulting fees, and other fees that the Company receives from portfolio companies accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, operating expenses that the Company pays directly, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as securities issued with original issue discount, debt instruments with payment-in-kind interest, and zero coupon securities), accrued income that the Company has not yet received in cash. Thus, if the Company does not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, the Company may be required to liquidate assets or borrow money in order to do so. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.75% of the Company’s net assets per quarter (7% annualized). For this purpose, “net assets” means total assets less total liabilities. Because the hurdle rate is fixed and has been based on current interest rates, which are at historically low levels, if interest rates increase, it would become easier for investment income to exceed the hurdle rate and, as a result, more likely that Gladstone Management will receive an income-based incentive fee than if interest rates on our investments remained constant. On the other hand, if interest rates rise, there will be greater risk that small and medium-sized businesses cannot make payments, which risk may result in fewer opportunities to make safe investments. The Company’s net investment income used to calculate this income-based portion of the incentive fee is also included in the amount of gross assets used to calculate the 2% base management fee. The Company will pay Gladstone Management an income-based incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:
•	no incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the 1.75% hurdle rate (7% annualized);

•	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the hurdle rate (2.1875%) in any calendar quarter (8.75% annualized). This portion of the income-based incentive fee is referred to as the “catch-up.” The “catch-up” provision is intended to provide Gladstone Management with an incentive fee of 20% on all of pre-incentive fee investment income up to 125% of the quarterly hurdle rate once the hurdle rate has been surpassed; and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate (2.1875%) in any calendar quarter (8.75% annualized).
The foregoing calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases made during the current quarter.
The capital gains incentive fee will be determined and payable annually in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), commencing on March 31, 2006, and will equal 20.0% of the realized capital gains for the fiscal year ending March 31, if any, computed net of all realized capital losses, and unrealized capital depreciation at the end of each fiscal year (provided that the capital gains incentive fee determined as of March 31, 2006 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains, computed net of all realized capital losses, and unrealized capital depreciation for the period ending March 31, 2006). In determining the capital gains incentive fee payable to Gladstone Management, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the portfolio. For this purpose, cumulative aggregate realized capital gains, if any, will equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses will equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. Aggregate unrealized capital depreciation will equal the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee will equal the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will be equal to 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the portfolio in all prior years.
Because of the structure of the incentive fee, it is possible that the Company may have to pay an incentive fee in a quarter where it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate for a quarter, the Company will pay the applicable income incentive fee even if the Company has incurred a loss in that quarter due to realized or unrealized losses on investments.
No incentive fee was recorded for the period June 22, 2005 (commencement of operations) to June 30, 2005.

NOTE 4. COMMON STOCK TRANSACTIONS
As of June 30, 2005, 100,000,000 shares of $0.01 par value common stock were authorized and 14,400,100 were outstanding.
Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Beginning balance	100	$1,500

Issuance of common shares in public offering (net of offering costs of $763,320)	14,400,000	200,116,680

Balance at June 30, 2005	14,400,100	$200,118,180

NOTE 5. INCREASE IN STOCKHOLDERS’ EQUITY PER SHARE RESULTING FROM OPERATIONS
The following table sets forth the computation of basic and diluted net increase in stockholders’ equity per share resulting from operations for the period June 22, 2005 (commencement of operations) to June 30, 2005:

Numerator for basic and diluted net increase in stockholders’ equity resulting from operations per share	$19,800

Denominator for basic and diluted shares	14,400,100

Basic and diluted net increase in stockholers’ equity per share resulting from operations	$0.00

NOTE 6. DIVIDENDS
The Company is required to pay out as a dividend 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. On July 7, 2005, the Company’s Board of Directors declared the following monthly dividends:

Record Date	Payment Date	Dividend per Share
Sept. 22, 2005	Sept. 30, 2005	$0.02
Aug. 23, 2005	Aug. 31, 2005	$0.02
July 21, 2005	July 29, 2005	$0.02

NOTE 7. CONTRACTUAL OBLIGATIONS
As of June 30, 2005, the Company was a party to a signed and non-binding term sheet for one potential investment for the Company’s portfolio. The Company expects to fund this potential investment as follows:

		Payment Due by Period
					More than
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Investments	3,500,000	3,500,000

Total	$3,500,000	$3,500,000	$—	$—	$—

All prospective investments are subject to, among other things, the satisfactory completion of the Company’s due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective loan, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received. The Company has initiated its due diligence investigations of the potential borrowers, however there can be no guarantee that facts will not be discovered in the course of completing the due diligence that would render a particular investment imprudent or that any of these investments will actually be made.
NOTE 8. SUBSEQUENT EVENTS
In July 2005, the Company purchased a $3.5 million loan participation of Maidenform, Inc., a manufacturer of intimate apparel. In August 2005, the Company purchased a $3.0 million loan participation of Madison River Communications Corp., an operator of rural local telephone companies, and a $2.0 million loan participation in Medassets, Inc., a pharmaceuticals and healthcare GPO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the impact of the investments that we make and the ability of these investments to achieve their objectives; (3) our contractual relationships with third parties; (4) the adequacy of our cash resources and working capital; (5) our ability to obtain future financing, if at all; and (6) those factors listed under the caption “Risk Factors” of the Company’s prospectus dated June 22, 2005, as filed with the Securities and Exchange Commission on June 23, 2005. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.
OVERVIEW
We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We may also invest in senior secured loans and common stock and from time to time, we may also invest in public companies that are thinly traded and senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act.
We expect that our investments will generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base rate changes. We expect to have opportunities for both sole and co-investment, and accordingly we expect to invest by ourselves and jointly with other buyout funds, depending on the opportunity.
We initially intend to invest some of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be made more quickly than investments in companies undergoing a buyout or recapitalization. We intend to employ this strategy in order to more quickly invest our initial capital to generate current income. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated. We believe we will be able to sell our interests in senior secured syndicated loans and reinvest the proceeds in subordinated debt, mezzanine debt, preferred stock and other higher yielding investments when such investment opportunities are available. While we expect our portfolio initially to consist primarily of senior secured loans, over time we expect that it will consist primarily of subordinated debt, mezzanine debt and preferred stock. To date, we have acquired interests in three such syndicated loans in the aggregate principal amount of $8.5 million.
Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called “paid in kind” interest or “PIK”. We will generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as dividends to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for regulated investment companies (“RIC”) by having to pay out at least 90% of our income.
We may also encounter “original issue discount” income, or “OID” income, which arises when an investor simultaneously purchases a warrant and a note from a company. This transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note by the same amount. This would cause us to have to record the note as if we paid less than the face amount of the note and, therefore, we would have to amortize the OID over the life of the loan. This would create income that would be required to be paid out as dividends to our stockholders in accordance with the tax test for RICs to pay out at least 90% of our income. We will seek to purchase warrants from the issuer at fair market value in order to avoid OID income.

Gladstone Management Corporation (“Gladstone Management”) serves as our investment adviser (the “Adviser”). Gladstone Management is a Delaware corporation registered as an investment adviser under the Advisers Act, and controlled by our Chairman and Chief Executive Officer, David Gladstone. Subject to the overall supervision of our board of directors, Gladstone Management will provide investment advisory and management services to us. Under the terms of an investment advisory and management agreement, Gladstone Management will have investment discretion with respect to our capital and, in that regard, will:
•	determine the composition of our portfolio, the nature and timing of the changes to our portfolio, and the manner of implementing such changes;

•	identify, evaluate, and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	close and monitor the investments we make; and

•	make available on our behalf, and provide if requested, managerial assistance to our portfolio companies.
Gladstone Management’s services under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Managerial Assistance
As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. As defined under the 1940 Act, managerial assistance means providing “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.” Gladstone Management will provide such managerial assistance on our behalf to our portfolio companies that request such assistance. Gladstone Management may charge for this service but, if it does so, it will credit payments for such services to the amount we owe Gladstone Management under our investment advisory and management agreement. Gladstone Management may also provide other services such as investment banking services to our portfolio companies.
Administration Agreement
We have entered into an administration agreement with Gladstone Administration, LLC, (“Gladstone Administration”), a wholly owned subsidiary of Gladstone Management, which is controlled by our chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of our required administrative services.
The administration agreement requires us to reimburse Gladstone Administration for the performance of its obligations under the administration agreement. The reimbursement is based upon the allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. The allocable portion of our expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by Gladstone Management.
License Agreement
We have entered into a license agreement with Gladstone Management, pursuant to which Gladstone Management has agreed to grant us a non-exclusive license to use the name “Gladstone” and the “Diamond G” trademark. This licensing agreement requires us to pay Gladstone Management a royalty fee of $1 per quarter. The amount of the fee is negotiable on an annual basis by our compensation committee and approved by a majority of our independent directors.
Investment Advisory and Management Agreement
We have entered into an investment advisory and management agreement with Gladstone Management, which is controlled by our chairman and chief executive officer. In addition, our executive officers and directors, and the officers and directors of Gladstone Management, serve or may serve as officers, directors, or principals of entities that operate in the same or related lines of business as we do or of companies managed by our affiliates. In accordance with the investment advisory and management agreement, we will pay Gladstone Management a fee for these services consisting of a base management fee and an incentive fee.
Through March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of our gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies. At June 30, 2005, there were no assets invested in debt and equity securities of portfolio companies and therefore, there was no base management fee accrued at June 30, 2005. Subsequent to March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of our gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. Through March 31, 2007, if Gladstone Management also receives fees from portfolio companies, such as investment banking fees or executive recruiting services fees, these fees will be credited against the base management fee that we would otherwise be required to pay to Gladstone Management.
The incentive fee will consist of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee will be calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income, and any other income, including any other fees (other than fees for providing managerial assistance) such as commitment, origination, structuring, diligence and consulting fees, and other fees that we receive from portfolio companies accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, operating expenses that we pay directly, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as securities issued with original issue discount, debt instruments with payment-in-kind interest, and zero coupon securities), accrued income that we have not yet received in cash. Thus, if we do not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, we may be required to liquidate assets or borrow money in order to do so. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.75% of our net assets per quarter (7% annualized). For this purpose, “net assets” means total assets less total liabilities. Because the hurdle rate is fixed and has been based on current interest rates, which are at historically low levels, if interest rates increase, it would become easier for investment income to exceed the hurdle rate and, as a result, more likely that Gladstone Management will receive an income-based incentive fee than if interest rates on our investments remained constant. On the other hand, if interest rates rise, there will be greater risk that small and medium-sized businesses cannot make payments, which risk may result in fewer opportunities to make safe investments. Our net investment income used to calculate this income-based portion of the incentive fee is also included in the amount of gross assets used to calculate the 2% base management fee. We will pay Gladstone Management an income-based incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:
•	no incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate (1.75%) (7% annualized);

•	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the hurdle rate (2.1875%) in any calendar quarter (8.75% annualized). This portion of the income-based incentive fee is referred to as the “catch-up.” The “catch-up” provision is intended to provide Gladstone Management with an incentive fee of 20% on all of pre-incentive fee investment income up to 125% of the quarterly hurdle rate once the hurdle rate has been surpassed; and

•	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate (2.1875%) in any calendar quarter (8.75% annualized).
The foregoing calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases made during the current quarter.
The capital gains incentive fee will be determined and payable annually in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), commencing on March 31, 2006, and will equal 20.0% of the realized capital gains for the fiscal year ending March 31, if any, computed net of all realized capital losses, and unrealized capital depreciation at the end of each fiscal year (provided that the capital gains incentive fee determined as of March 31, 2006 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains, computed net of all realized capital losses, and unrealized capital depreciation for the period ending March 31, 2006). In determining the capital gains incentive fee payable to Gladstone Management, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the portfolio. For this purpose, cumulative aggregate realized capital gains, if any, will equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses will equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. Aggregate unrealized capital depreciation will equal the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that will serve as the basis for the calculation of the capital gains incentive fee will equal the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year will be equal to 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the portfolio in all prior years.
Because of the structure of the incentive fee, it is possible that we may have to pay an incentive fee in a quarter where it incurs a loss. For example, we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income incentive fee even if we have incurred a loss in that quarter due to realized or unrealized losses on investments.
Because pre incentive fee net investment income was below the hurdle rate and no realized capital gains, losses, or unrealized depreciation were recognized, no incentive fee was recorded for the period June 22, 2005 (commencement of operations) to June 30, 2005.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. Our accounting policies are more fully described in the “Notes to Financial Statements” contained elsewhere in this report. We have identified our investment valuation process as our most critical accounting policy.
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments that will be recorded. At June 30, 2005, there were no investments in portfolio companies and as such no unrealized appreciation or depreciation was recorded.
General Valuation Policy: We will value our investment portfolio each quarter. We will carry our investments at fair value, as determined in good faith by our board of directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists, such as certain participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date.
Debt and equity securities that are not publicly traded or for which a limited market does not exist, are valued at fair value as determined in good faith by our board of directors. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized OID, and PIK interest, if any. We then apply the methods set out below in “Valuation Methods.” Members of our portfolio management team, employed by us, prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for these securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. No single standard for determining fair value in good faith exists since fair value depends upon the circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.
We will engage an independent valuation services firm (“valuation firm”) to help evaluate the value of our loan securities (other than those which are publicly traded or rated by major rating agencies), as well as evaluating the market value of success fees (conditional interest included in some loan securities). We and the valuation firm will only evaluate the value of a success fee if the probability of receiving the success fee on a given loan is above 6-8%, which is the threshold of significance. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to the valuation firm. The valuation firm will then make its independent assessment of the data that we have assembled and assess its own data to determine market values for the securities.
With our assessments and the valuation firms value estimates as a backdrop, our board of directors will vote to accept or not accept the analyses and values recommended by management and the valuation firm. At June 30, 2005 there were no investments in portfolio companies held by us and, therefore, no valuations were performed.

Because there is likely to be a delay between the date we close a loan and when the loan can be evaluated by the valuation firm, some new loans we enter into may not be valued immediately by the valuation firm; rather, the board of directors may make its own determination about the value of these loans in accordance with our valuation policy.
Credit Information: We will monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We will require our portfolio companies to provide annual audited and either monthly or quarterly unaudited financial statements. Using these statements, we will calculate and evaluate the credit statistics. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their cash flow statements to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items. For those investments for which the valuation firm prepares valuation recommendations, we will provide this credit information to the valuation firm for its use in preparing its recommendations. For those investments for which the valuation firm does not prepare valuation recommendations, management will use this credit information in connection with its preparation of valuation recommendations.
Loan Grading and Risk Rating: As part of our valuation procedures we will risk rate all of our loans. Our risk rating system uses a scale of 0 to 10. This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. For those investments for which the valuation firm prepares valuation recommendations, we compile this information and provide it to the valuation firm for its consideration in determining its valuation recommendations. For those investments for which the valuation firm does not prepare valuation recommendations, management will use this information to develop valuation recommendations.
We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by nationally recognized statistical rating organizations (“NRSRO”) as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because we have established our system to rate debt securities of companies that are unrated by any NRSRO there can be no assurance that the correlation to the NRSRO set out below is accurate. It is our understanding that most debt securities of small and medium-sized companies do not exceed the grade of BBB on a NRSRO scale; so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation BBB as the best risk rating.

Company’s		First	Second
System		NRSRO	NRSRO	Gladstone Capital’s Description(a)
	>10	Baa2	BBB	Probability of Default (PD during the next ten years is 4% and the Expected Loss (EL) is 1% or less
	10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
	9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
	8	Ba2	BB	PD is 16% and the EL is 3% to 4%
	7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
	6	B1	B+	PD is 22.0% and the EL is 5% to 6.5%
	5	B2	B	PD is 25% and the EL is 6.5% to 8%
	4	B3	B-	PD is 27% and the EL is 8% to 10%
	3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
	2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
	1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
	0	N/a	D	PD is 85% or there is a Payment Default: and the EL is greater than 20%

(a)	the default rates set forth herein are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on our risk rating scale.
Valuation Methods: For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market). If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. If the security is not publicly traded, but a limited market for the security exists, such as for syndicated loans, then we value the loan at the indicative bid price offered by the syndication agent on the valuation date.

For debt securities that either are not publicly traded, or for which there is no market we will begin with the risk rating designation of the security described above. Using the risk rating designation above, we will seek to determine the value of the security as if we intended to sell the security in a current sale. To determine the current sale price of the security, we consider some or all of the following factors:
•	financial standing of the issuer of the security;

•	comparison of the business and financial plan of the issuer with actual results;

•	the cost of the security;

•	the size of the security held as it relates to the liquidity of the market for such securities;

•	contractual restrictions on the disposition of the security;

•	pending public offering of the issuer of the security;

•	pending reorganization activity affecting the issuer such as mergers or debt restructuring;

•	reported prices of similar securities of the issuer or comparable issuers;

•	ability of the issuer to obtain needed financing;

•	changes in the economy affecting the issuer;

•	recent purchases or sale of a security of the issuer;

•	pricing by other buyers or sellers of similar securities;

•	financial statements of the borrower;

•	reports from portfolio company senior management and ownership;

•	the type of security;

•	cost at date of purchase;

•	size of holding;

•	discount from market value of unrestricted securities of the same class at the time of purchase;

•	special reports prepared by analysts;

•	information as to any transactions or offers with respect to the security;

•	existence of merger proposals or tender offers affecting the securities;

•	the collateral;

•	the issuer’s ability to make payments;

•	the current and forecasted earnings of the issuer;

•	sales to third parties of similar securities;

•	statistical ratios compared to lending standards;

•	statistical ratios compared to other similar securities; and

•	other pertinent factors.
For those debt securities for which a valuation firm prepares valuation recommendations, we will provide the foregoing information to them for their use in preparing their recommendations.
For convertible debt, equity, success fees or other equity-like securities, we will first determine if there is any market for the security. If there is a market, then we will determine the value based on the market prices for the security, even if that market is not robust. If there is no market for the equity securities, then we will use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
Tax Status
     Federal Income Taxes
We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of investment company taxable income, as defined by the Code. In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Revenue Recognition
     Interest Income Recognition
Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.

RESULTS OF OPERATIONS
For the period June 22, 2005 (commencement of operations) to June 30, 2005
Investment Income
Investment income for the period June 22, 2005 (commencement of operations) to June 30, 2005 was $48,198 and consisted of interest income from cash and cash equivalents, representing income earned on the investment of the net proceeds of our initial public offering for the three days between the closing of the initial public offering and the end of the period.
Operating Expenses
Operating expenses for the period June 22, 2005 (commencement of operations) to June 30, 2005 were $28,398.
The administration fee payable to Gladstone Administration was $27,083 for the period June 22, 2005 (commencement of operations) to June 30, 2005. This consists of the allocable portion of Gladstone Administration’s rent and the allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. The allocable portion of our expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by Gladstone Management.
Interest expense for the period June 22, 2005 (commencement of operations) to June 30, 2005 was $378 and consisted of interest due on a loan payable to affiliate, which was repaid in June 2005.
Stockholder related costs for the period June 22, 2005 (commencement of operations) to June 30, 2005 were $635 and consisted of press release costs.
General and administrative expenses were $302 and consisted of bank fees and miscellaneous expenses.
Net Increase in Stockholders’ Equity from Operations
Overall, we realized a net increase in stockholders’ equity resulting from operations of $19,800 for the period June 22, 2005 (commencement of operations) to June 30, 2005. Based on basic and diluted shares of 14,400,100 outstanding, our net increase in stockholders’ equity from operations per basic and diluted common share for the period June 22, 2005 (commencement of operations) to June 30, 2005 was $0.00.
We do not expect this level of investment income and operating expenses to be indicative of our future operating performance. In particular, we expect investment income to increase in future quarters, as compared to the period June 22, 2005 (commencement of operations) to June 30, 2005, as a result of the investment of the net proceeds from the initial public offering and as we make investments in portfolio company securities that we expect will yield a greater return than the cash and cash equivalents in which the vast majority of the net proceeds of our initial public offering are currently invested.
We also will begin incurring base management fees, and potentially incentive fees, payable to our Adviser during the quarter ending September 30, 2005. Our administrative expenses to Gladstone Administration will also increase during future quarters as our average assets increase in comparison to average assets at June 30, 2005 and as the expenses incurred by Gladstone Administration to support our operations increase.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the period June 22, 2005 (commencement of operations) to June 30, 2005, consisted primarily of an increase in accounts payable and accrued expenses, which were both related to costs of the initial public offering. We also repaid the loan payable to affiliate of $50,000 on June 30, 2005.
Cash provided by financing activities consisted of the net proceeds from the initial public offering of $200,164,544.
As a result of the initial public offering and other factors listed above, during the period June 22, 2005 (commencement of operations) to June 30, 2005, cash and cash equivalents increased from $3,636 at the beginning of the period to $200,611,011 at the end of the period.
In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, in July 2005, we declared a monthly cash dividend of $0.02 per common share for each of July, August, and September 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.
          We expect to borrow funds to finance future lending activities after we have substantially fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. To date, we have not borrowed any funds nor do we currently have the capacity to borrow funds.
          We expect to hedge against interest rate fluctuations in the future by using standard hedging instruments such as forward contracts, futures, currency options, interest rate swaps, caps, collars and floors. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.
          We may also experience risk associated with investing in securities of companies with foreign operations. We currently do not anticipate investing in debt of equity of foreign companies, however, some potential portfolio companies may have operations located outside the United States. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.
ITEM 4. CONTROLS AND PROCEDURES.
          As of June 30, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          On March 24, 2005, we issued and sold 100 shares of common stock for an aggregate purchase price of $1,500 to David Gladstone, our chairman and chief executive officer. We issued these shares to Mr. Gladstone in reliance upon exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.
          On June 22, 2005, our registration statements on Form N-2 (SEC File Nos. 333-123699 and 333-126067) for the initial public offering of an aggregate of up to 16,560,000 (including 2,160,000 shares subject to the underwriters over-allotment option described below) shares of common stock, par value $0.001 per share, became effective. On June 28, 2005, we closed the sale of 14,400,000 shares in connection with the initial public offering at an aggregate public offering price of $216,000,000, reflecting a public offering price of $15.00 per share. Ferris, Baker Watts Incorporated, Jefferies & Company, Inc., RBC Capital Markets, BB&T Capital Markets, Oppenheimer & Co., Stifel, Nicolaus & Company, Inc., J.J.B. Hilliard, W.L. Lyons, Inc. and Wunderlich Securities, Inc. served as underwriters for the initial public offering.
          In connection with the initial public offering, we registered and offered the underwriters an option to purchase an additional 2,160,000 shares of common stock solely to cover over-allotments. The underwriters exercised this option in full on July 14, 2005. The gross proceeds from the exercise of this option were $32,400,000.
          Underwriting discounts and commissions for the shares sold in the initial public offering (including the shares sold upon the exercise of the over-allotment option) totaled $17,388,000. In connection with the initial public offering, we incurred expenses of approximately $763,320. None of these expenses were paid directly to our directors, officers or associates, or to persons owning 10% or more of our common stock or other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of approximately $230.2 million from the initial public offering, including the exercise of the over-allotment option.
          The primary purpose of the initial public offering was to obtain capital with which to invest in small and mid-sized companies with established management teams through situations involving buyouts and recapitalizations. To date we have made only three investments for $8.5 million. On June 30, 2005 we repaid a $50,000 loan payable with accrued interest of $378 to our Chairman and Chief Executive Officer. The remaining net proceeds we have received from the initial public offering have been invested in short-term, investment grade interest-bearing instruments.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          Not applicable.
ITEM 5. OTHER INFORMATION.
          Not applicable
ITEM 6. EXHIBITS
          See the exhibit index.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION
By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

Date: August 10, 2005

          EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed March 31, 2005.

3.2	By-laws, incorporated by reference to Exhibit b to the Registration Statement on Form N-2 (File No. 333-123699), filed March 31, 2005.

10.1	Form of Investment Advisory and Management Agreement between the Company and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit g to the Registration Statement on Form N-2 (File No. 333-123699), filed March 31, 2005.

10.2	Form of Administration Agreement between the Company and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit k.2 to the Registration Statement on Form N-2 (File No. 333-123699), filed March 31, 2005.

10.3	Trademark License Agreement between the Company and Gladstone Management Corporation, incorporated by reference to Exhibit k.3 to the Registration Statement on Form N-2 (File No. 333-123699), filed on March 31, 2005.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
          All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.