Form 10-Q
period 2005-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2005-11-09
CIK 1321741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-51233
GLADSTONE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	83-0423116 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 9, 2005 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statement of Assets and Liabilities as of September 30, 2005
Schedule of Investments as of September 30, 2005
Statement of Operations for the three months ended September 30, 2005 and the period June 22, 2005* to September 30, 2005
Statement of Changes in Net Assets for the period June 22, 2005* to September 30, 2005
Statement of Cash Flows for the period June 22, 2005* to September 30, 2005
Financial Highlights for the period June 22, 2005* to September 30, 2005
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

SIGNATURES

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	September 30,	March 31,
	2005	2005
ASSETS
Cash	$6,132,099	$3,636
Investments at fair value (Cost 9/30/2005: $40,507,884)	40,571,710	—
Cash equivalents	183,841,923	—
Interest receivable	106,434	—
Prepaid insurance	211,450	—
Prepaid directors fees	84,000	—
Deferred offering costs	—	47,864
Other assets	13,606	—

TOTAL ASSETS	$230,961,222	$51,500

LIABILITIES
Accounts payable	$32,071	$—
Administration fee payable to Gladstone Administration	77,962	—
Base management fee payable to Gladstone Management	67,434	—
Loan payable to affiliate	—	50,000
Accrued expenses	30,343	—

Total Liabilities	207,810	50,000

NET ASSETS	$230,753,412	$1,500

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and
16,560,100 and 100 shares issued and outstanding, respectively	$16,560	$—
Capital in excess of par value	230,233,926	1,500
Net unrealized appreciation of investment portfolio	63,826	—
Undistributed net investment income	439,100	—

Total Net Assets	$230,753,412	$1,500

Net assets per share	$13.93	$15.00

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
(Unaudited)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Graham Packaging Holdings Co.	Manufacturing-custom blow molded	Senior Term Debt (3)	$10,132,131	$10,099,560
Graham Packaging Company, L.P.	plastic containers	(6.3%, Due 10/2011)
GPC Capital Corp. I

Latham Manufacturing Corp.	Manufacturing-swimming pool	Senior Term Debt (3)	4,479,258	4,478,204
	components accessories	(7.7%, Due 12/2010)

Madison River Capital LLC	Service-communications and	Senior Term Debt (3)	3,000,000	3,048,750
	information	(6.2%, Due 7/2012)

Maidenform, Inc.	Intimate apparel	Senior Term Debt (3)	3,266,667	3,299,333
		(5.8%, Due 5/2010)

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (3)	1,950,000	1,959,750
		(6.4%, Due 7/2010)

Ozburn-Hessey Holding Co. LLC	Third party logistics provider	Senior Term Debt (3)	2,014,204	2,032,500
		(6.1%, Due 8/2012)

SunGard Data Systems, Inc.	Integrated software and processing	Senior Term Debt (3)	10,112,963	10,112,500
Solar Capital Corp.	solutions	(6.3%, Due 2/2013)
SunGard Holdco LLC

Wastequip, Inc.	Manufacturing-waste removal	Senior Term Debt (3)	5,552,661	5,541,113
WQP Acquisition, Inc.	equipment	(6.2%, Due 7/2011)

Total investments:			$40,507,884	$40,571,710

Cash equivalents	Government	US Treasury Bill	15,226,987	15,226,987
		(3.15%, 10/27/2005)

	Government	US Treasury Bill	22,182,809	22,182,809
		(3.30%, 11/03/2005)

	Government	US Treasury Bill	12,952,420	12,952,420
		(3.35%, 11/10/2005)

	Government	US Treasury Bill	24,967,991	24,967,991
		(3.31%, 11/17/2005)

	Government	US Treasury Bill	44,767,800	44,767,800
		(3.36%, 11/25/2005)

	Government	US Treasury Bill	34,499,386	34,499,386
		(3.35%, 12/22/2005)

	Government	US Treasury Bill	29,244,530	29,244,530
		(3.34%, 12/29/2005)

Total cash equivalents;			$183,841,923	$183,841,923

Total investments and cash equivalents:			$224,349,807	$224,413,633

(1)	We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Percentage represents interest rates in effect at September 30, 2005 and due date represents the contractual maturity date.

(3)	Marketable securities are valued based on the bid price, as of September 30, 2005, from the respective originating syndication agent’s trading desk.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the period
		June 22, 2005
	For the three	(Commencement of
	months ended	Operations) to
	September 30, 2005	September 30, 2005
INVESTMENT INCOME
Interest income — investments	$193,578	$193,578
Interest income — cash and cash equivalents	1,613,012	1,661,210

Total investment income	1,806,590	1,854,788

EXPENSES
Administration fee to Gladstone Administration	77,962	105,045
Base management fee to Gladstone Management	92,108	92,108
Directors fees	52,000	52,000
Insurance	42,478	42,478
Organizational costs	7,002	7,002
Professional fees	66,302	66,302
Stockholder related costs	42,903	43,538
Interest	—	378
General and administrative	12,929	13,231

Total expenses	393,684	422,082

NET INVESTMENT INCOME	1,412,906	1,432,706

Net unrealized appreciation of investment portfolio	63,826	63,826

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 5)	$1,476,732	$1,496,532

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.09	$0.09

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,231,404	16,084,900
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENT OF CHANGES IN NET ASSETS
For the Period June 22, 2005 (Commencement of Operations) to September 30, 2005
(UNAUDITED)

Operations:
Investment income-net	$1,432,706
Net unrealized appreciation of portfolio	63,826

Increase in net assets from operations	1,496,532

Capital transactions:
Issuance of common stock	230,248,986
Distributions to stockholders	(993,606)

Total increase	230,751,912
Net Assets
Commencement of operations	1,500

End of period	$230,753,412

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENT OF CASH FLOWS
For the Period June 22, 2005 (Commencement of Operations) to September 30, 2005
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$1,496,532
Adjustments to reconcile net increase in stockholders’ equity resulting from operations to net cash provided by operating activities:
Net unrealized appreciation of investment portfolio	(63,826)
Net amortization of premiums	3,134
Increase in interest receivable	(106,434)
Increase in prepaid assets	(295,450)
Increase in other assets	(13,606)
Increase in accounts payable	32,071
Increase in administration fee payable to Gladstone Administration	77,962
Increase in base management fee payable to Gladstone Management	67,434
Increase in accrued expenses	30,343

Net cash provided by operating activities	1,228,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(40,844,381)
Principal repayments of investments	333,363

Net cash used in investing activities	(40,511,018)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common stock	230,296,850
Distributions paid	(993,606)
Decrease in loan payable to affiliate	(50,000)

Net cash provided by financing activities	229,253,244

NET INCREASE IN CASH AND CASH EQUIVALENTS (1)	189,970,386

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,636

CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,974,022

CASH PAID DURING PERIOD FOR INTEREST TO AFFILIATE	$378

(1)	Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

		For the period
		June 22, 2005
	For the three	(Commencement of
	months ended	Operations) to
	September 30, 2005	September 30, 2005
Per Share Data (1)
Net proceeds from initial public offering (2)	$13.90	$13.95

Offering costs	—	(0.05)
Income from investment operations:
Net investment income	0.09	0.09

Total from investment operations	0.09	0.09

Distributions	(0.06)	(0.06)

Net asset value at end of period	$13.93	$13.93

Per share market value at beginning of period	$15.05	$15.00
Per share market value at end of period	14.68	14.68
Total Return (3) (4)	-2.07%	-1.74%
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$230,753,412	$230,753,412
Average net assets (5)	$230,242,643	$222,716,478
Ratio of expenses to average net assets-annualized	0.68%	0.57%
Ratio of net investment income to average net assets-annualized	2.45%	1.93%

(1)	Based on actual shares outstanding.

(2)	Net of initial underwriting discount of $1.05 per share.

(3)	Total return equals the increase of the ending market value over the beginning market value divided by the market value at the beginning of each month.

(4)	Amounts are not annualized.

(5)	Average net assets calculated from June 22, 2005 (commencement of operations) to September 30, 2005 for the period June 22, 2005 (commencement of operations) to September 30, 2005.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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
Prior to June 22, 2005, there were no operations except for activities associated with the Company’s initial public offering (the “Offering”).
On June 28, 2005, the Company closed the Offering and sold 14,400,000 shares of its common stock at $15.00 per share less an underwriting discount of $1.05 per share and offering costs of approximately $763,014, for total net proceeds to the Company of approximately $200,116,986.
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
Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in US Treasury bills and can also include commercial paper and money-market funds. All of the Company’s cash and cash equivalents at September 30, 2005 were held in the custody of two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.
Organizational Costs

The Company expenses organizational costs as incurred. As of September 30, 2005, the Company had incurred $7,002 of organizational costs.

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
Administration Agreement
The Company has entered into an administration agreement with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of Gladstone Management Corporation (“Gladstone Management”), which is controlled by the Company’s chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration will furnish the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and will perform, or oversee the performance of the Company’s required administrative services.
The administration agreement requires the Company to reimburse Gladstone Administration for the performance of its obligations under the administration agreement. The reimbursement is based upon the allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and the allocable portion of salaries and benefits of the Company’s chief financial officer, controller, chief compliance officer and their respective staff. The Company recorded fees to Gladstone Administration on the statement of operations of $77,962 for the three months ended September 30, 2005 and $105,045 for the period June 22, 2005 (commencement of operations) to September 30, 2005. As of September 30, 2005, $77,962 was unpaid and included in administration fee payable to Gladstone Administration in the accompanying balance sheet.
License Agreement
The Company has entered into a license agreement with Gladstone Management, pursuant to which Gladstone Management has agreed to grant the Company a non-exclusive license to use the name “Gladstone” and the “Diamond G” trademark. This license agreement requires the Company to pay Gladstone Management a royalty fee of $1 per quarter and is recorded in general and administrative expenses on the statement of operations. The amount of the fee is negotiable on an annual basis by the Company’s compensation committee and approved by a majority of the Company’s independent directors.
Investment Advisory and Management Agreement
The Company has entered into an investment advisory and management agreement with Gladstone Management, which is controlled by the Company’s chairman and chief executive officer. In addition, the Company’s executive officers and directors, and the officers and directors of Gladstone Management, serve or may serve as officers, directors, or principals of entities that operate in the same or related lines of business as the Company does or of companies managed by the Company’s affiliates. In accordance with the investment advisory and management agreement, the Company will pay Gladstone Management fees for these services consisting of a base management fee and an incentive fee.
Through March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the Company’s gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the net proceeds of the Offering that are not invested in debt and equity securities of portfolio companies. The base management fee will be payable monthly in arrears and will be calculated based on the value of our gross invested assets as of the end of each month through December 31, 2005, at which point the fee will be then determined and payable on a quarterly basis. Calculation of the fee commenced in July 2005. For the quarter ended September 30, 2005 and for the period June 22, 2005 (commencement of operations) to September 30, 2005, the Company was assessed $92,108 for the base management fee. Subsequent to March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the Company’s gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. Through March 31, 2007, if Gladstone Management also receives fees from portfolio companies, such as investment banking fees or executive recruiting services fees, these fees will be credited against the base management fee the Company would otherwise be required to pay to Gladstone Management. As of September 30, 2005, $67,434 was unpaid and included in base management fee payable to Gladstone Management in the accompanying balance sheet.

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
No incentive fee was recorded for the three months ended September 30, 2005 or for the period June 22, 2005 (commencement of operations) to September 30, 2005 as the 1.75% quarterly, or 7% annual, hurdle rate was not reached.
NOTE 4. COMMON STOCK TRANSACTIONS
As of September 30, 2005, 100,000,000 shares of $0.01 par value common stock were authorized and 16,560,100 shares were outstanding.
Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Beginning balance, March 31, 2005	100	$1,500

Issuance of common shares in public offering (net of offering costs of $763,014)	16,560,000	230,248,986

Ending balance, September 30, 2005	16,560,100	$230,250,486

NOTE 5. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three months ended September 30, 2005 and the period June 22, 2005 (commencement of operations) to September 30, 2005:

		For the period
		June 22, 2005
	For the three	(Commencement of
	months ended	Operations) to
	September 30, 2005	September 30, 2005
Numerator for basic and diluted net increase in net assets resulting from operations per share	$1,476,732	$1,496,532

Denominator for basic and diluted shares	16,231,404	16,084,900

Basic and diluted net increase in net assets per share resulting from operations	$0.09	$0.09

NOTE 6. DIVIDENDS
The Company is required to pay out as a dividend 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. The Company’s Board of Directors declared the following monthly dividends which it believes were paid from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
July 7, 2005	Sept. 22, 2005	Sept. 30, 2005	$0.02
July 7, 2005	Aug. 23, 2005	Aug. 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02
NOTE 7. CONTRACTUAL OBLIGATIONS
As of September 30, 2005, the Company was a party to a signed and non-binding term sheet for two potential investments for the Company’s portfolio. The Company expects to fund these potential investments as follows:

		Payment Due by Period
					More than
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Investments	3,000,000	3,000,000

Total	$3,000,000	$3,000,000	$—	$—	$—

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
NOTE 8. SUBSEQUENT EVENTS
In October 2005, the Company purchased an additional $1.0 million loan participation of Ozburn Hessey Holdings Co. LLC, a third party logistics provider and a $4.0 million loan participation of US Investigations Services, a provider of background investigations.
On October 11, 2005, the Company’s board of directors declared the following monthly dividends which it believes will be paid from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
October 11, 2005	Dec. 21, 2005	Dec. 30, 2005	$0.04
October 11, 2005	Nov. 21, 2005	Nov. 30, 2005	$0.04
October 11, 2005	Oct. 21, 2005	Oct. 31, 2005	$0.04

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
We initially intend to invest some of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be made more quickly than investments in companies undergoing a buyout or recapitalization. We intend to employ this strategy in order to more quickly invest our initial capital to generate current income. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated. We believe we will be able to sell our interests in senior secured syndicated loans and reinvest the proceeds in subordinated debt, mezzanine debt, preferred stock and other higher yielding investments when such investment opportunities are available. In order to invest in certain senior secured syndicated loans, we may have to purchase these investments at a premium, or in some instances, at a discount. We will amortize these premiums or discounts over the contractual life of the investment. In the event that an investment is sold prior to its contractual maturity date, we would recognize a loss on any unamortized premium or a gain on any unamortized discount. While we expect our portfolio initially to consist primarily of senior secured loans, over time we expect that it will consist primarily of subordinated debt, mezzanine debt and preferred stock. To date, we have acquired interests in nine such syndicated loans in the aggregate principal amount, net of any repayments, of approximately $45.5 million.
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
Gladstone Management Corporation (“Gladstone Management”) serves as our investment adviser (the “Adviser”). Gladstone Management is a Delaware corporation registered as an investment adviser under the Investment Advisers Act of 1940, and controlled by our Chairman and Chief Executive Officer, David Gladstone. Subject to the overall supervision of our board of directors, Gladstone Management provides investment advisory and management services to us. Under the terms of an investment advisory and management agreement, Gladstone Management has investment discretion with respect to our capital and, in that regard:
•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio, and the manner of implementing such changes;

•	identifies, evaluates, and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	closes and monitors the investments we make; and

•	makes available on our behalf, and provides if requested, managerial assistance to our portfolio companies.
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
Administration Agreement
We have entered into an administration agreement with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of Gladstone Management, which is controlled by our chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of our required administrative services.
The administration agreement requires us to reimburse Gladstone Administration for the performance of its obligations under the administration agreement based upon the allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. The allocable portion of our overhead expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by Gladstone Management.
License Agreement
We have entered into a license agreement with Gladstone Management, pursuant to which Gladstone Management has agreed to grant us a non-exclusive license to use the name “Gladstone” and the “Diamond G” trademark. This license agreement requires us to pay Gladstone Management a royalty fee of $1 per quarter. The amount of the fee is negotiable on an annual basis by our compensation committee and approved by a majority of our independent directors.

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
Through March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of our gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies. Through December 31, 2005, the base management fee will be computed and payable monthly. For the three months ended September 30, 2005 and for the period June 22, 2005 (commencement of operations) to September 30, 2005, the sum of the monthly base management fee was $92,108. Subsequent to March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of our gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. Through March 31, 2007, if Gladstone Management also receives fees from portfolio companies, such as investment banking fees or executive recruiting services fees, these fees will be credited against the base management fee that we would otherwise be required to pay to Gladstone Management.
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
Because pre-incentive fee net investment income was below the hurdle rate and no realized capital gains, losses, or unrealized depreciation were recognized, no incentive fee was recorded for the period June 22, 2005 (commencement of operations) to September 30, 2005.
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
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments that are recorded. At September 30, 2005, we recorded net unrealized appreciation of $63,826 on our investments in portfolio companies.
General Valuation Policy: We value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by our board of directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists, such as certain participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date. At September 30, 2005, all of our investments were participations in syndicated loans and as such their values were determined based on the September 30, 2005 bid price from the respective originating syndicate agent and our board of directors voted to approve these values.
Debt and equity securities that are not publicly traded or for which a limited market does not exist, are valued at fair value as determined in good faith by our board of directors. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized OID, and PIK interest, if any. We then apply the methods set out below in “Valuation Methods.” Members of our portfolio management team, employed by us through Gladstone Management, prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for these securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. No single standard for determining fair value in good faith exists since fair value depends upon the circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

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
With our assessments and the valuation firm’s value estimates as a backdrop, our board of directors will vote to accept or not accept the analyses and values recommended by management and the valuation firm.
Because there is likely to be a delay between the date we close a loan and when the loan can be evaluated by the valuation firm, some new loans we enter into may not be valued immediately by the valuation firm; rather, the board of directors may make its own determination about the value of these loans in accordance with our valuation policy.
Credit Information: We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We require our portfolio companies to provide annual audited and either monthly or quarterly unaudited financial statements. Using these statements, we calculate and evaluate the credit statistics. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their cash flow statements to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items. For those investments for which the valuation firm prepares valuation recommendations, we provide this credit information to the valuation firm for its use in preparing its recommendations. For those investments for which the valuation firm does not prepare valuation recommendations, management will use this credit information in connection with its preparation of valuation recommendations.
Loan Grading and Risk Rating: As part of our valuation procedures we risk rate all of our loans. Our risk rating system uses a scale of 0 to 10. This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. For those investments for which the valuation firm prepares valuation recommendations, we compile this information and provide it to the valuation firm for its consideration in determining its valuation recommendations. For those investments for which the valuation firm does not prepare valuation recommendations, management will use this information to develop valuation recommendations.
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

Company’s	First	Second
System	NRSRO	NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22.0% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10.0% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a Payment Default: and the EL is greater than 20%

(a)	the default rates set forth herein are for a ten year term debt, if a debt security’s term is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of loss if there is a default. The following table lists the summary risk ratings of all of the debt securities we held as of September 30, 2005:

Rating	Sept. 30, 2005
Average	7.9
Weighted Average	7.5
Highest	9.0
Lowest	7.0
To date none of our investments are past due on any of their payments.
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
For debt securities that either are not publicly traded, or for which there is no market, we will begin with the risk rating designation of the security described above. Using the risk rating designation above, we will seek to determine the value of the security as if we intended to sell the security in a current sale. To determine the current sale price of the security, we consider some or all of the following factors:
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

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security. If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust. If there is no market for the equity securities, then we will use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques consist of: discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.
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
RESULTS OF OPERATIONS
For the three months ended September 30, 2005
Investment Income
Investment income for the three months ended September 30, 2005 was $1,806,590 and consisted of interest income of $193,578 on our portfolio of investments and interest income of $1,613,012 from cash and cash equivalents, representing income earned on the investment of the net proceeds of our initial public offering.
The weighed average yield on our portfolio of investments, excluding cash and cash equivalents, was 6.38% for the three months ended September 30, 2005.
Operating Expenses
Operating expenses for the three months ended September 30, 2005 were $393,684.
The administration fee payable to Gladstone Administration was $77,962 for the three months ended September 30, 2005. This fee consists of the allocable portion of Gladstone Administration’s rent and other overhead expenses, and the allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. The allocable portion of our expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by Gladstone Management.
The base management fee to Gladstone Management was $92,108 for the three months ended September 30, 2005. The base management fee is computed monthly.
Directors’ fees for the three months ended September 30, 2005 were $52,000 and consisted of the amortization of the directors’ annual stipend.
General insurance expense for the three months ended September 30, 2005 was $42,478 and consisted of the amortization of the directors and officers insurance policy.

Organizational costs for the three months ended September 30, 2005 were $7,002 and consisted of the drafting of certain administrative agreements.
Professional fees for the three months ended September 30, 2005 were $66,302 and consisted of legal fees and audit and accounting fees.
Stockholder related costs for the three months ended September 30, 2005 were $42,903 and consisted of the amortization of annual Nasdaq listing fees, transfer agent fees and filing and press release costs.
General and administrative expenses for the three months ended September 30, 2005 were $12,929 and consisted of conferences, travel, bank fees and miscellaneous expenses.
Unrealized Appreciation on Investments
For the three months ended September 30, 2005, we recorded net unrealized appreciation of investments of $63,826.
Net Increase in Net Assets from Operations
Overall, we realized a net increase in net assets resulting from operations of $1,476,732 for the three months ended September 30, 2005. Based on basic and diluted weighted average common shares of 16,231,404 outstanding, our net increase in net assets from operations per basic and diluted weighted average common share for the three months ended September 30, 2005 was $0.09.
For the period June 22, 2005 (commencement of operations) to September 30, 2005
Investment Income
Investment income for the period June 22, 2005 (commencement of operations) to September 30, 2005 was $1,854,788 and consisted of interest income of $193,578 on our portfolio of investments and interest income of $1,661,210 from cash and cash equivalents, representing income earned on the investment of the net proceeds of our initial public offering.
The weighed average yield on our portfolio of investments, excluding cash and cash equivalents, was 6.38% for the period June 22, 2005 (commencement of operations) to September 30, 2005.
Operating Expenses
Operating expenses for the period June 22, 2005 (commencement of operations) to September 30, 2005 were $422,082.
The administration fee payable to Gladstone Administration was $105,045 for the period June 22, 2005 (commencement of operations) to September 30, 2005. This fee consists of the allocable portion of Gladstone Administration’s rent and other overhead expenses and the allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. The allocable portion of our expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by Gladstone Management.
The base management fee to Gladstone Management was $92,108 for the period June 22, 2005 (commencement of operations) to September 30, 2005. The base management fee is computed monthly.
Directors’ fees for the period June 22, 2005 (commencement of operations) to September 30, 2005 were $52,000 and consisted of the amortization of the directors’ annual stipend.
General insurance expense for the period June 22, 2005 (commencement of operations) to September 30, 2005 was $42,478 and consisted of the amortization of the directors and officers insurance policy.
Organizational costs for the period June 22, 2005 (commencement of operations) to September 30, 2005 were $7,002 and consisted of the drafting of certain administrative agreements.
Professional fees for the period June 22, 2005 (commencement of operations) to September 30, 2005 were $66,302 and consisted of legal fees and audit and accounting fees.

Stockholder related costs for the period June 22, 2005 (commencement of operations) to September 30, 2005 were $43,538 and consisted of the amortization of annual Nasdaq listing fees, transfer agent fees and filing and press release costs.
Interest expense for the period June 22, 2005 (commencement of operations) to September 30, 2005 was $378 and consisted of interest due on a loan payable to affiliate, which was repaid in June 2005.
General and administrative expenses for the period June 22, 2005 (commencement of operations) to September 30, 2005 were $13,231 and consisted of conferences, travel, bank fees and miscellaneous expenses.
Unrealized Appreciation on Investments
For the period June 22, 2005 (commencement of operations) to September 30, 2005, we recorded net unrealized appreciation of investments of $63,826.
Net Increase in Net Assets from Operations
Overall, we realized a net increase in net assets resulting from operations of $1,496,532 for the period June 22, 2005 (commencement of operations) to September 30, 2005. Based on basic and diluted weighted average common shares of 16,084,900 outstanding, our net increase in net assets from operations per basic and diluted weighted average common share for the period June 22, 2005 (commencement of operations) to September 30, 2005 was $0.09.
We do not expect this level of investment income and operating expenses to be indicative of our future operating performance. In particular, we expect investment income to increase in future periods, as compared to the three months ended September 30, 2005 and the period June 22, 2005 (commencement of operations) to September 30, 2005, as a result of the investment of the net proceeds from the initial public offering and as we make investments in portfolio company securities that we expect will yield a greater return than the cash and cash equivalents in which the vast majority of the net proceeds of our initial public offering are currently invested.
We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and may potentially begin to incur incentive fees, which would be payable to Gladstone Management during the quarter ending December 31, 2005. Our administrative expenses to Gladstone Administration will also increase during future periods as our average assets increase in comparison to average assets at September 30, 2005 and as the expenses incurred by Gladstone Administration to support our operations increase.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the period June 22, 2005 (commencement of operations) to September 30, 2005 was $1,228,160 and consisted primarily of net investment income generated, an increase in accounts payable, base management fee and administrative fees payable and accrued expenses offset by an increase in interest receivable and prepaid assets.
Net cash used in investing activities of $40,511,018 primarily consisted of the funding of the following investments and the principal repayment of $333,363 on various investments:

Investment	Disbursement
Graham Packaging Holdings Co.	$10,157,257
Latham Manufacturing Corp.	4,491,138
Madison River Capital LLC	3,000,000
Maidenform, Inc.	3,500,000
Medassets, Inc.	2,000,000
Ozburn-Hessey Holding Co. LLC	2,014,375
SunGard Data Systems, Inc.	10,114,250
Wastequip, Inc.	5,567,361

$40,844,381

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2006	$285,059
2007	595,118
2008	720,118
2009	745,118
2010	2,336,784
Thereafter	35,825,687

$40,507,884

Cash provided by financing activities consisted of the net proceeds from the initial public offering of $230,296,850 (which includes proceeds received in July 2005 in connection with the closing of the underwriters’ over-allotment option), partially offset by the payment of dividends of $993,606 and the repayment of the loan payable to affiliate of $50,000.
As a result of the initial public offering and other factors listed above, during the period June 22, 2005 (commencement of operations) to September 30, 2005, cash and cash equivalents increased from $3,636 at the beginning of the period to $189,974,022 at the end of the period.
In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, in July 2005, we declared a monthly cash dividend of $0.02 per common share for each of July, August, and September 2005, and in October 2005 we declared a monthly cash dividend of $0.04 per common share for each October, November and December 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. Currently our entire investment portfolio is at variable rates. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.
     We expect to borrow funds to finance future lending activities after we have substantially fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. To date, we have not borrowed any funds nor do we currently have the capacity to borrow funds.
     To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant. Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $401,000 or 27%, over the next twelve months, compared to the net increase in net assets resulting from operations for the period June 22, 2005 (commencement of operations) to September 30, 2005. A hypothetical decrease in the one month LIBOR by 1% would decrease our net increase in net assets resulting from operations by approximately $401,000 or 27%, over the next twelve months, compared to the net increase in net assets from operations for the period June 22, 2005 (commencement of operations) to September 30, 2005. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
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
     We may also experience risk associated with investing in securities of companies with foreign operations. We currently do not anticipate investing in debt or equity of foreign companies, however, some potential portfolio companies may have operations located outside the United States. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.
ITEM 4. CONTROLS AND PROCEDURES.
     As of September 30, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On June 22, 2005, our registration statements on Form N-2 (SEC File Nos. 333-123699 and 333-126067) for the initial public offering of an aggregate of up to 16,560,000 (including 2,160,000 shares subject to the underwriters over-allotment option described below) shares of common stock, par value $0.001 per share, became effective. On June 28, 2005, we closed the sale of 14,400,000 shares in connection with the initial public offering at an aggregate public offering price of $216,000,000, reflecting a public offering price of $15.00 per share. Ferris, Baker Watts Incorporated., Jefferies & Company, Inc., RBC Capital Markets, BB&T Capital Markets, Oppenheimer & Co., Stifel, Nicolaus & Company, Inc., J.J.B. Hilliard, W.L. Lyons, Inc. and Wunderlich Securities, Inc. served as underwriters for the initial public offering.
     In connection with the initial public offering, we registered and offered the underwriters an option to purchase an additional 2,160,000 shares of common stock solely to cover over-allotments. The underwriters exercised this option in full on July 14, 2005. The gross proceeds from the exercise of this option were $32,400,000.
     Underwriting discounts and commissions for the shares sold in the initial public offering (including the shares sold upon the exercise of the over-allotment option) totaled $17,388,000. In connection with the initial public offering, we incurred expenses of approximately $763,014. None of these expenses were paid directly to our directors, officers or associates, or to persons owning 10% or more of our common stock or other affiliates. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of approximately $230.2 million from the initial public offering, including the exercise of the over-allotment option.
     The primary purpose of the initial public offering was to obtain capital with which to invest in small and mid-sized companies with established management teams through situations involving buyouts and recapitalizations. To date we have made nine investments for approximately $45.5 million. On June 30, 2005 we repaid a $50,000 loan payable with accrued interest of $378 to our Chairman and Chief Executive Officer. The remaining net proceeds we have received from the initial public offering have been invested in short-term, investment grade interest-bearing instruments.
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

GLADSTONE INVESTMENT CORPORATION

	By:	/s/ HARRY BRILL

Harry Brill
Chief Financial Officer and Treasurer
Date: November 9, 2005

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