Form 10-Q
period 2005-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2006-02-08
CIK 1321741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 7, 2006 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statement of Assets and Liabilities as of December 31, 2005
Schedule of Investments as of December 31, 2005
Statement of Operations for the three months ended December 31, 2005 and the period June 22, 2005* to December 31, 2005
Statement of Changes in Net Assets for the period June 22, 2005* to December 31, 2005
Statement of Cash Flows for the period June 22, 2005* to December 31, 2005
Financial Highlights for the period June 22, 2005* to December 31, 2005
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

SIGNATURES

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	December 31,	March 31,
	2005	2005
ASSETS
Cash	$16,218,450	$3,636
Investments at fair value (Cost 12/31/2005: $60,823,059)	60,711,006	—
Cash equivalents	153,128,873	—
Interest receivable	317,233	—
Prepaid insurance	172,485	—
Prepaid directors fees	42,000	—
Deferred offering costs	—	47,864
Other assets	366,341	—

TOTAL ASSETS	$230,956,388	$51,500

LIABILITIES
Accounts payable	$2,207	$—
Administration fee payable to Gladstone Administration	73,424	—
Base management fee payable to Gladstone Management	192,787	—
Loan payable to affiliate	—	50,000
Accrued expenses	311,670	—

Total Liabilities	580,088	50,000

NET ASSETS	$230,376,300	$1,500

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 and 100 shares issued and outstanding, respectively	$16,560	$—
Capital in excess of par value	230,229,279	1,500
Net unrealized depreciation of investment portfolio	(112,053)	—
Undistributed net investment income	242,514	—

Total Net Assets	$230,376,300	$1,500

Net assets per share	$13.91	$15.00

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
December 31, 2005
(Unaudited)

Company (1)	Industry	Investment (2)	Cost	Fair Value
Graham Packaging Holdings Co. Graham Packaging Company, L.P. GPC Capital Corp. I	Manufacturing-custom blow molded plastic containers	Senior Term Debt (3) (6.5%, Due 10/2011)	$10,103,058	$10,049,246

Kenan Advantage Group, Inc.	Service-fuel delivery	Senior Term Debt (3) (7.5%, Due 12/2011)	1,000,000	1,000,000

Latham Manufacturing Corp.	Manufacturing-swimming pool components accessories	Senior Term Debt (3) (7.8%, Due 12/2010)	4,467,757	4,455,882

LVI Services, Inc.	Service-asbestos and mold remediation	Senior Term Debt (3) (7.3%, Due 11/2010)	6,529,165	6,556,875

Madison River Capital LLC	Service-communications and information	Senior Term Debt (3) (6.6%, Due 7/2012)	5,029,366	5,075,000

Maidenform, Inc.	Intimate apparel	Senior Term Debt (3) (6.4%, Due 5/2010)	3,211,996	3,232,396

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (3) (7.3%, Due 7/2010)	1,903,465	1,909,500

Ozburn-Hessey Holding Co. LLC	Third party logistics provider	Senior Term Debt (3) (6.7%, Due 8/2012)	3,412,622	3,407,670

Revere Industries, LLC	Manufacturing-plastic and metal components	Senior Term Debt (3) (7.4%, Due 9/2010)	2,505,000	2,525,000

SunGard Data Systems, Inc. Solar Capital Corp. SunGard Holdco LLC	Integrated software and processing solutions	Senior Term Debt (3) (6.8%, Due 2/2013)	10,062,515	10,024,625

US Investigative Services, Inc.	Service-background investigations	Senior Term Debt (3) (6.6%, Due 10/2012)	7,059,982	6,947,587

Wastequip, Inc. WQP Acquisition, Inc.	Manufacturing-waste removal equipment	Senior Term Debt (3) (7.0%, Due 7/2011)	5,538,133	5,527,225

Total investments:			60,823,059	60,711,006

Cash equivalents
	Government	US Treasury Bill (3.70%, 1/26/2006)	45,497,273	45,497,273

	Government	US Treasury Bill (3.74%, 2/9/2006)	15,230,574	15,230,574

	Government	US Treasury Bill (3.82%, 2/23/2006)	40,121,876	40,121,876

	Government	US Treasury Bill (3.75%, 3/16/2006)	34,790,447	34,790,447

	Government	US Treasury Bill (3.79%, 3/30/2006)	17,488,703	17,488,703

Total cash equivalents:			153,128,873	153,128,873

Total investments and cash equivalents:			$213,951,932	$213,839,879

(1)	We do not “Control,” and are not an “Affiliate” of, any of our portfolio companies, each as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). In general, under the 1940 Act, we would “Control” a portfolio company if we owned 25% or more of its voting securities and would be an “Affiliate” of a portfolio company if we owned 5% or more of its voting securities.

(2)	Percentage represents interest rates in effect at December 31, 2005 and due date represents the contractual maturity date.

(3)	Marketable securities are valued based on the indicative bid price, as of December 31, 2005, from the respective originating syndication agent’s trading desk.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the period
		June 22, 2005
	For the three	(Commencement of
	months ended	Operations) to
	December 31, 2005	December 31, 2005
INVESTMENT INCOME
Interest income — investments	$790,879	$984,457
Interest income — cash and cash equivalents	1,530,809	3,192,019

Total investment income	2,321,688	4,176,476

EXPENSES
Administration fee to Gladstone Administration	73,424	178,469
Base management fee to Gladstone Management	265,522	357,630
Directors fees	51,000	103,000
Insurance expense	69,552	112,030
Organizational costs	—	7,002
Professional fees	69,570	135,872
Stockholder related costs	24,363	67,901
Interest expense	—	378
General and administrative expenses	15,687	28,918

Total expenses	569,118	991,200

NET INVESTMENT INCOME	1,752,570	3,185,276

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized gain on sale of investment	38,056	38,056
Net unrealized depreciation of investment portfolio	(175,879)	(112,053)

Net loss on investments	(137,823)	(73,997)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 5)	$1,614,747	$3,111,279

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.10	$0.19

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,312,600
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENT OF CHANGES IN NET ASSETS
For the Period June 22, 2005 (Commencement of Operations) to December 31, 2005
(UNAUDITED)

Operations:
Net investment income	$3,185,276
Realized gain on sale of investment	38,056
Unrealized depreciation of portfolio	(112,053)

Increase in net assets from operations	3,111,279

Capital transactions:
Issuance of common stock	230,244,339
Dividends from net investment income	(2,980,818)

Total increase	230,374,800
Net Assets
Commencement of operations	1,500

End of period	$230,376,300

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENT OF CASH FLOWS
For the Period June 22, 2005 (Commencement of Operations) to December 31, 2005
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,111,279
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(64,221,339)
Principal repayments of investments	3,376,483
Net unrealized depreciation of investment portfolio	112,053
Net amortization of premiums	21,797
Increase in interest receivable	(317,233)
Increase in prepaid assets	(214,485)
Increase in other assets	(108,604)
Increase in accounts payable	2,207
Increase in administration fee payable to Gladstone Administration	73,424
Increase in base management fee payable to Gladstone Management	192,787
Increase in accrued expenses	53,933

Net cash used in operating activities	(57,917,698)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common stock	230,292,203
Distributions paid	(2,980,818)
Decrease in loan payable to affiliate	(50,000)

Net cash provided by financing activities	227,261,385

NET INCREASE IN CASH AND CASH EQUIVALENTS (1)	169,343,687

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,636

CASH AND CASH EQUIVALENTS, END OF PERIOD	$169,347,323

CASH PAID DURING PERIOD FOR INTEREST TO AFFILIATE	$378

(1)	Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

		For the period
		June 22, 2005
	For the three	(Commencement of
	months ended	Operations) to
	December 31, 2005	December 31, 2005
Per Share Data (1)
Balance at beginning of period	$13.93	$—
Net proceeds from initial public offering (2)	—	13.95

Offering costs	—	(0.05)
Income from investment operations:
Net investment income(3)	0.11	0.20
Realized gain on sale of investments(3)	0.00	0.00
Net unrealized depreciation of investments(3)	(0.01)	(0.01)

Total from investment operations	0.10	0.19

Distributions	(0.12)	(0.18)

Net asset value at end of period	$13.91	$13.91

Per share market value at beginning of period	$15.05	$15.00
Per share market value at end of period	13.59	13.59
Total Return (4) (5)	-6.63%	-8.25%
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$230,376,300	$230,376,300
Average net assets (6)	$229,896,936	$225,793,817
Ratio of expenses to average net assets-annualized	0.99%	0.75%
Ratio of net investment income to average net assets-annualized	3.05%	2.42%

(1)	Based on actual shares outstanding.

(2)	Net of initial underwriting discount of $1.05 per share.

(3)	Based on weighted average basic per share data.

(4)	Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan..

(5)	Amounts are not annualized.

(6)	Average net assets calculated from October 1, 2005 and June 22, 2005 (commencement of operations), respectively, to December 31, 2005.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(UNAUDITED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. The Company is a newly organized, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, (“RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve both current income and capital gains through debt and equity investments in companies undergoing a buyout or other recapitalization transactions.
On March 24, 2005, the initial stockholder purchased 100 shares of common stock for $1,500 and was admitted as the initial stockholder of the Company.
Prior to June 22, 2005, there were no operations except for activities associated with the Company’s initial public offering (the “Offering”).
On June 28, 2005, the Company closed the Offering and sold 14,400,000 shares of its common stock at $15.00 per share less an underwriting discount of $1.05 per share and offering costs of $767,661, for total net proceeds to the Company of $200,112,339.
On July 14, 2005, the underwriters exercised in full their over-allotment option and purchased an additional 2,160,000 shares of common stock, also at $15.00 per share less an underwriting discount of $1.05 per share for total additional net proceeds to the Company of approximately $30,132,000.
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
Investment Valuation
The Company carries its investments at fair value, as determined by its Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk. Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. The Company currently engages Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of its investments. The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination. In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity, success or exit fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned. Because there is a delay between when the Company closes a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of the loan in accordance with the Company’s valuation policy without the input of S&P. Because S&P does not perform independent valuations of mortgage loans or equity securities, the Board of Directors also determines the fair value of these investments without the input of S&P. The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations.
Interest Income Recognition
Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments and writes off any previously accrued and uncollectible interest when it is determined that interest is no longer collectible.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in US Treasury bills and can also include commercial paper and money-market funds. All of the Company’s cash at December 31, 2005 was deposited with two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.
Organizational Costs
The Company expenses organizational costs as incurred. As of December 31, 2005, the Company had incurred $7,002 of organizational costs.
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
NOTE 3. RELATED PARTY TRANSACTIONS
Investment Advisory and Management Agreement
The Company has entered into an investment advisory and management agreement with Gladstone Management Corporation (“Gladstone Management”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the investment advisory and management agreement, the Company pays Gladstone Management fees, as compensation for these services, consisting of a base management fee and an incentive fee.
Through March 31, 2006, the base management fee is assessed at an annual rate of 2% computed on the basis of the Company’s gross invested assets, which are total assets less the cash and cash equivalent investments from the net proceeds of the Offering that are not invested in debt and equity securities of portfolio companies. The base management fee is payable monthly in arrears and is calculated based on the value of the Company’s gross invested assets as of the end of each month through December 31, 2005, at which point the fee will be then determined and payable on a quarterly basis. Calculation of the fee commenced in July 2005. For the quarter ended December 31, 2005 and for the period June 22, 2005 (commencement of operations) to December 31, 2005, the Company was assessed $265,522 and $357,630, respectively, for the base management fee. Subsequent to March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the Company’s gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. The Adviser will discuss with the Board of Directors the extension of the lower base management fee. If Gladstone Management receives fees from the Company’s portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee the Company would otherwise be required to pay to Gladstone Management. Originally these fees were credited by the Adviser in full against the base management fee, but at the January 2006 board meeting, the Board of Directors approved the reduction of the credit to one half of such fees. As of December 31, 2005, $192,785 was unpaid and included in base management fee payable to Gladstone Management in the accompanying balance sheet.
The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income, and any other income, including any other fees (other than fees for providing managerial assistance) such as commitment, origination, structuring, diligence and consulting fees, and other fees that the Company receives from portfolio companies accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, operating expenses that the Company pays directly, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as securities issued with original issue discount, debt instruments with payment-in-kind interest, and zero coupon securities), accrued income that the Company has not yet received in cash. Thus, if the Company does not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, the Company may be required to liquidate assets or borrow money in order to do so. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.75% of the Company’s net assets per quarter (7% annualized). For this purpose, “net assets” means total assets less total liabilities and less preferred stock, if any. Because the hurdle rate is fixed and has been based on current interest rates, if interest rates increase, it would become easier for investment income to exceed the hurdle rate and, as a result, more likely that Gladstone Management will receive an income-based incentive fee than if interest rates on the Company’s investments remained constant. On the other hand, if interest rates rise, there will be greater risk that small and medium-sized businesses cannot make payments, which risk may result in fewer opportunities to make safe investments. The Company’s net investment income used to calculate this income-based portion of the incentive fee is also included in the amount of gross assets used to calculate the 2% base management fee. The Company will pay Gladstone Management an income-based incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:
▪	no incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the 1.75% hurdle rate (7% annualized);

▪	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the hurdle rate (2.1875%) in any calendar quarter (8.75% annualized). This portion of the income-based incentive fee is referred to as the “catch-up.” The “catch-up” provision is intended to provide Gladstone Management with an incentive fee of 20% on all of pre-incentive fee net investment income up to 125% of the quarterly hurdle rate once the hurdle rate has been surpassed; and

▪	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate (2.1875%) in any calendar quarter (8.75% annualized).
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
Because of the structure of the incentive fee, it is possible that the Company may have to pay an incentive fee in a quarter where it incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate for a quarter, the Company will pay the applicable income incentive fee even if the Company has incurred a loss in that quarter due to realized or unrealized capital depreciation on investments.
No incentive fee was recorded for the three months ended December 31, 2005 or for the period June 22, 2005 (commencement of operations) to December 31, 2005 as the 1.75% quarterly (or 7% annual) hurdle rate was not reached.

Administration Agreement
The Company has entered into an administration agreement with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of Gladstone Management, which is controlled by the Company’s chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of the Company’s required administrative services. Such required administrative services include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission.
The administration agreement requires the Company to reimburse Gladstone Administration for the performance of its obligations under the administration agreement. The reimbursement is based upon the allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and the allocable portion of salaries and benefits of the Company’s chief financial officer, controller, chief compliance officer and their respective staff. The Company recorded fees to Gladstone Administration on the statement of operations of $73,424 for the three months ended December 31, 2005 and $178,469 for the period June 22, 2005 (commencement of operations) to December 31, 2005. As of December 31, 2005, $73,424 was unpaid and included in administration fee payable to Gladstone Administration in the accompanying balance sheet.
License Agreement
The Company has entered into a license agreement with Gladstone Management, pursuant to which Gladstone Management has granted the Company a non-exclusive license to use the name “Gladstone” and the “Diamond G” trademark. This license agreement requires the Company to pay Gladstone Management a royalty fee of $1 per quarter and is recorded in general and administrative expenses on the statement of operations. The amount of the fee is negotiable on an annual basis by the Company’s compensation committee and approved by a majority of the Company’s independent directors.
Loan Payable to Affiliate
On June 30, 2005, the Company repaid a $50,000 loan payable to its chairman and chief executive officer. The demand recourse promissory note accrued interest at the rate of 3% per annum and was repaid with accrued interest of $378 using a portion of the net proceeds from the Offering.
NOTE 4. COMMON STOCK TRANSACTIONS
As of December 31, 2005, 100,000,000 shares of $0.01 par value common stock were authorized and 16,560,100 shares were outstanding.
Transactions in common stock were as follows:

	Common Stock
	Shares	Amount
Beginning balance, March 31, 2005	100	$1,500

Issuance of common shares in public offering (net of offering costs of $767,661)	16,560,000	230,244,339

Ending balance, December 31, 2005	16,560,100	$230,245,839

NOTE 5. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS
The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three months ended December 31, 2005 and the period June 22, 2005 (commencement of operations) to December 31, 2005:

		For the period
		June 22, 2005
	For the three	(Commencement of
	months ended	Operations) to
	December 31, 2005	December 31, 2005
Numerator for basic and diluted net increase in net assets resulting from operations per share	$1,614,747	$3,111,277

Denominator for basic and diluted shares	16,560,100	16,312,600

Basic and diluted net increase in net assets per share resulting from operations	$0.10	$0.19

NOTE 6. DIVIDENDS
The Company is required to pay out as a dividend 90% of its ordinary income and realized net short-term capital gains in excess of realized net short-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. The Company’s Board of Directors declared the following monthly dividends which it believes were paid from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
October 7, 2005	Dec. 21, 2005	Dec. 31, 2005	$0.04
October 7, 2005	Nov. 21, 2005	Nov. 30, 2005	$0.04
October 7, 2005	Oct. 21, 2005	Oct. 30, 2005	$0.04
July 7, 2005	Sept. 22, 2005	Sept. 30, 2005	$0.02
July 7, 2005	Aug. 23, 2005	Aug. 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02
NOTE 7. CONTRACTUAL OBLIGATIONS
As of December 31, 2005, the Company was a party to a signed and non-binding term sheet for five potential investments for the Company’s portfolio. The Company expects to fund these potential investments as follows:

		Payment Due by Period
					More than
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Investments	16,500,000	16,500,000

Total	$16,500,000	$16,500,000	$—	$—	$—

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

NOTE 8. SUBSEQUENT EVENTS
Investment in Rocky Mountain Bus Company, LLC
On January 4, 2006, the Company purchased a 95% membership interest in Rocky Mountain Bus Company, LLC (“RMBC”) through the Company’s wholly owned subsidiary Hailey Transport Corporation (“Hailey”). The Company invested $2.5 million in Hailey that was used to fund the acquisition of RMBC. Hailey’s membership interest is represented by cumulative, participating preferred units in RMBC and is valued at $4.2 million, of which Hailey financed the remaining $1.7 million. RMBC is the sole owner of Auto Safety House LLC (“ASH”), a retailer and service-provider for school buses, commercial buses, trucks and trailers in Arizona and Nevada.
Hailey is a holding company incorporated in Delaware that is wholly-owned by the Company for purposes of maintaining its investment in RMBC. As a result of the acquisition of its membership interest in RMBC, Hailey became a co-borrower with ASH on a $3.25 million term loan and $12 million revolving credit facility with a third-party financial institution.
Also on January 4, 2006, the Company separately issued $4.0 million of subordinated notes to RMBC and ASH bearing interest at 12% and maturing on January 4, 2012.
Loan Participations
In January 2006, the Company purchased additional loan participations of three portfolio companies of approximately $4.8 million and loan participations of six companies not currently in our investment portfolio of approximately $18.9 million. In addition, the Company sold one of its loan participations of $1.0 million realizing a gain of $7,500 on the transaction.
Dividends
On January 10, 2006, the Company’s Board of Directors declared the following monthly dividends which it believes will be paid from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2006	Jan. 17, 2006	Jan. 31, 2006	$0.07
January 10, 2006	Feb. 16, 2006	Feb. 28, 2006	$0.07
January 10, 2006	Mar. 23, 2006	Mar. 31, 2006	$0.07

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the loss of one or more of our executive officers, in particular, David Gladstone, Terry Lee Brubaker, or George Stelljes, III; (3) the impact of the investments that we make and the ability of these investments to achieve their objectives; (4) our contractual relationships with third parties; (5) the adequacy of our cash resources and working capital; (6) our ability to obtain future financing, if at all; and (7) those factors listed under the caption “Risk Factors” of the Company’s prospectus dated June 22, 2005, as filed with the Securities and Exchange Commission on June 23, 2005. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report.
OVERVIEW
We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We may also invest in senior secured loans and common stock and from time to time, we may also invest in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act.
We expect that our investments will generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base rate changes. We expect to have opportunities for both sole and co-investment, and accordingly we expect to invest by ourselves and jointly with other buyout funds, depending on the opportunity.
We initially have invested some of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be made more quickly than investments in companies undergoing a buyout or recapitalization. We have employed this strategy in order to more quickly invest our initial capital to generate current income. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated. We believe we will be able to sell our interests in senior secured syndicated loans and reinvest the proceeds in subordinated debt, mezzanine debt, preferred stock and other higher yielding investments when such investment opportunities are available. In order to invest in certain senior secured syndicated loans, we may have to purchase these investments at a premium, or in some instances, at a discount. We will amortize these premiums or discounts over the contractual life of the investment. In the event that an investment is sold prior to its contractual maturity date, we would recognize a loss on any unamortized premium or a gain on any unamortized discount. While our portfolio consists primarily of senior secured loans, over time we expect that it will consist primarily of subordinated debt, mezzanine debt and preferred stock. To date, we have acquired interests in 18 such syndicated loans in the aggregate principal amount, net of any repayments, of approximately $84.5 million. On January 4, 2006, we purchased a 95% membership interest in Rocky Mountain Bus Company, LLC (“RMBC”) through our wholly owned subsidiary Hailey Transport Corporation (“Hailey”). We invested $2.5 million in Hailey to fund the acquisition of RMBC whose purchase price was approximately $4.2 million requiring that Hailey borrow the additional $1.7 million. RMBC is the sole owner of Auto Safety House LLC (“ASH”), a retailer and service-provider for school buses, commercial buses, trucks and trailers in Arizona and Nevada. Also on January 4, 2006, the we made a loan of $4.0 million of subordinated notes to RMBC and ASH bearing interest at 12% and maturing on January 4, 2012.

Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called “paid in kind” interest or “PIK.” We will generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as dividends to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for regulated investment companies (“RIC”) by having to pay out at least 90% of our income.
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
Gladstone Management’s services under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Gladstone Management provides similar services to our affiliates Gladstone Capital Corporation and Gladstone Commercial Corporation.
Investment Advisory and Management Agreement
We have entered into an investment advisory and management agreement with Gladstone Management, which is controlled by our chairman and chief executive officer. In accordance with the investment advisory and management agreement, we will pay Gladstone Management a fee, as compensation for its services, consisting of a base management fee and an incentive fee.
Through March 31, 2006, the base management fee is assessed at an annual rate of 2% computed on the basis of our gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies. Through December 31, 2005, the base management fee was computed and payable monthly. For the three months ended December 31, 2005 and for the period June 22, 2005 (commencement of operations) to December 31, 2005, the sum of the monthly base management fee was $265,522 and $357,630, respectively. Subsequent to March 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of our gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In April 2006, Gladstone Management will discuss with the Board of Directors a possible extension of the lower-rate management fee. If Gladstone Management also receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that we would otherwise be required to pay to Gladstone Management.
The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, “pre-incentive fee net investment income” means interest income, dividend income, and any other income, including any other fees (other than fees for providing managerial assistance) such as commitment, origination, structuring, diligence and consulting fees, and other fees that we receive from portfolio companies accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, operating expenses that we pay directly, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as securities issued with original issue discount, debt instruments with payment-in-kind interest, and zero coupon securities), accrued income that we have not yet received in cash. Thus, if we do not have sufficient liquid assets to pay this incentive fee or distributions to stockholders on such accrued income, we may be required to liquidate assets or borrow money in order to do so.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.75% of our net assets per quarter (7% annualized). For this purpose, “net assets” means total assets less total liabilities and less preferred stock if any. Because the hurdle rate is fixed and has been based on current interest rates, if interest rates increase, it would become easier for investment income to exceed the hurdle rate and, as a result, more likely that Gladstone Management will receive an income-based incentive fee than if interest rates on our investments remained constant. On the other hand, if interest rates rise, there will be greater risk that small and medium-sized businesses cannot make payments, which risk may result in fewer opportunities to make safe investments. Our net investment income used to calculate this income-based portion of the incentive fee is also included in the amount of gross assets used to calculate the 2% base management fee. We will pay Gladstone Management an income-based incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:
▪	no incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate (1.75%) (7% annualized);

▪	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the hurdle rate (2.1875%) in any calendar quarter (8.75% annualized). This portion of the income-based incentive fee is referred to as the “catch-up.” The “catch-up” provision is intended to provide Gladstone Management with an incentive fee of 20% on all of pre-incentive fee net investment income up to 125% of the quarterly hurdle rate once the hurdle rate has been surpassed; and

▪	20% of the amount of pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate (2.1875%) in any calendar quarter (8.75% annualized).
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
Because of the structure of the incentive fee, it is possible that we may have to pay an incentive fee in a quarter where it incurs a loss. For example, we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income incentive fee even if we have incurred a loss in that quarter due to realized or unrealized capital depreciation on investments.
Because pre-incentive fee net investment income was below the hurdle rate and no realized capital gains, losses, or unrealized depreciation were recognized, no incentive fee was recorded for the period June 22, 2005 (commencement of operations) to December 31, 2005.
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
Administration Agreement
We have entered into an administration agreement with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of Gladstone Management, which is controlled by our chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of our required administrative services. Such required administrative services include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission.
The administration agreement requires us to reimburse Gladstone Administration for the performance of its obligations under the administration agreement based upon our allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying Gladstone Administration’s total expenses by the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by Gladstone Management.
License Agreement
We have entered into a license agreement with Gladstone Management, pursuant to which Gladstone Management has granted us a non-exclusive license to use the name “Gladstone” and the “Diamond G” trademark. This license agreement requires us to pay Gladstone Management a royalty fee of $1 per quarter. The amount of the fee is negotiable on an annual basis by our compensation committee and approved by a majority of our independent directors.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. Our accounting policies are more fully described in the “Notes to Financial Statements” contained elsewhere in this report. We have identified our investment valuation process as our most critical accounting policy.
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments that are recorded. At December 31, 2005, we recorded net unrealized depreciation of $112,053 on our investments in portfolio companies.
General Valuation Policy: We value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a NRSRO (as defined below), such as certain participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date. At December 31, 2005, all of our investments were participations in syndicated loans and as such their values were determined based on the December 31, 2005 indicative bid price from the respective originating syndicate agent and our Board of Directors voted to approve these values.
Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by our Board of Directors. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount, and PIK interest, if any. We then apply the methods set out below in “Valuation Methods.” Members of our portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.
We currently engage Standard & Poor’s Loan Evaluation Service (S&P) to help evaluate the value of our loan securities (other than those which are publicly traded or for which a limited market exists, as described above), as well as for evaluations on success fees (conditional interest included in some loan securities). We and S&P only evaluate the value of a success fee if the probability of receiving the success fee on a given loan is above 6-8%, a threshold of significance, in which case a value is assigned. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to S&P. S&P makes its independent assessment of the data that we have assembled and assesses its own data to determine market values for the securities. With regard to its work, S&P has issued the following paragraph:
S&P provides evaluated price opinions which are reflective of what S&P believes the bid side of the market would be for each loan after careful review and analysis of descriptive, market and credit information. Each price reflects S&P’s best judgment based upon careful examination of a variety of market factors. Because of fluctuation in the market and in other factors beyond its control, S&P cannot guarantee these evaluations. The evaluations reflect the market prices, or estimates thereof, on the date specified. The prices are based on comparable market prices for similar securities. Market information has been obtained from reputable secondary market sources. Although these sources are considered reliable, S&P cannot guarantee their accuracy.
With our assessment and S&P value estimates as a backdrop, our Board of Directors votes to accept or not accept the analyses and values recommended by management and S&P. Because there is a delay between when we close a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of these loans in accordance with our valuation policy. Because S&P does not provide values for equity securities, our Board of Directors also determines the fair value of these investments using our valuation policy without the input of S&P.
Credit Information: We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We require our portfolio companies to provide annual audited and either monthly or quarterly unaudited financial statements. Using these statements, we calculate and evaluate the credit statistics. For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their cash flow statements to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items. For those investments for which S&P prepares valuation recommendations, we provide this credit information to S&P for its use in preparing its recommendations. For those investments for which S&P does not prepare valuation recommendations, management will use this credit information in connection with its preparation of valuation recommendations.
Loan Grading and Risk Rating: As part of our valuation procedures we risk rate all of our loans. Our risk rating system uses a scale of 0 to 10. This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. For those investments for which S&P prepares valuation recommendations, we compile this information and provide it to S&P for its consideration in determining its valuation recommendations. For those investments for which S&P does not prepare valuation recommendations, management will use this information to develop valuation recommendations.
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
The above scale gives an indication of the probability of default and the magnitude of loss if there is a default. The following table lists the summary risk ratings of all of the debt securities we held as of December 31, 2005:

Rating	Dec. 31, 2005
Average	7.3
Weighted Average	7.3
Highest	9.0
Lowest	6.0
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
For those debt securities for which S&P prepares valuation recommendations, we will provide the foregoing information to them for its use in preparing its recommendations.
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
Tax Status
     Federal Income Taxes
We currently qualify and intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of investment company taxable income, as defined by the Code. In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.
Revenue Recognition
     Interest Income Recognition
Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. Conditional interest or a success fee is recorded when earned upon full repayment of a loan investment.
RESULTS OF OPERATIONS
For the three months ended December 31, 2005
Investment Income
Investment income for the three months ended December 31, 2005 was $2,321,688 and consisted of interest income of $790,879 on our portfolio of investments and interest income of $1,530,809 from cash and cash equivalents, representing income earned on the investment of the net proceeds of our initial public offering.
The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 6.42% for the three months ended December 31, 2005.

Operating Expenses
Operating expenses for the three months ended December 31, 2005 were $569,118.
The administration fee payable to Gladstone Administration was $73,424 for the three months ended December 31, 2005. This fee consists of our allocable portion of Gladstone Administration’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by Gladstone Management.
The base management fee to Gladstone Management was $265,522 for the three months ended December 31, 2005. The base management fee is currently computed monthly as described under “Investment Management and Advisory Agreement.”
Directors’ fees for the three months ended December 31, 2005 were $51,000 and consisted of the amortization of the directors’ annual stipend and individual meeting fees.
Insurance expense for the three months ended December 31, 2005 was $69,552 and consisted of the amortization of the directors and officers insurance policy and professional liability policy.
Professional fees for the three months ended December 31, 2005 were $69,570 and primarily consisted of legal fees and audit and accounting fees.
Stockholder related costs for the three months ended December 31, 2005 were $24,363 and consisted of the amortization of annual Nasdaq listing fees, transfer agent fees, Securities and Exchange Commission filing and press release costs.
General and administrative expenses for the three months ended December 31, 2005 were $15,687 and consisted of conferences, travel, bank fees and miscellaneous expenses.
Realized and Unrealized Gain (Loss) on Investments
For the three months ended December 31, 2005, we recognized gains on the sale of three loan participations in the aggregate amount of $38,056 and we recorded net unrealized depreciation of investments in the aggregate amount of $175,879.
Net Increase in Net Assets from Operations
Overall, we realized a net increase in net assets resulting from operations of $1,614,747 for the three months ended December 31, 2005. Based on basic and diluted weighted average common shares of 16,560,100 outstanding, our net increase in net assets from operations per basic and diluted weighted average common share for the three months ended December 31, 2005 was $0.10.
For the period June 22, 2005 (commencement of operations) to December 31, 2005
Investment Income
Investment income for the period June 22, 2005 (commencement of operations) to December 31, 2005 was $4,176,476 and consisted of interest income of $984,457 on our portfolio of investments and interest income of $3,192,019 from cash and cash equivalents, representing income earned on the investment of the net proceeds of our initial public offering.
The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 6.42% for the period June 22, 2005 (commencement of operations) to December 31, 2005.
Operating Expenses
Operating expenses for the period June 22, 2005 (commencement of operations) to December 31, 2005 were $991,200.
The administration fee payable to Gladstone Administration was $178,469 for the period June 22, 2005 (commencement of operations) to December 31, 2005. This fee consists of our allocable portion of Gladstone Administration’s rent and other overhead expenses and the allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. The allocable portion of our expenses is derived by multiplying Gladstone Administration’s total expenses by the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by Gladstone Management.

The base management fee to Gladstone Management was $357,630 for the period June 22, 2005 (commencement of operations) to December 31, 2005. The base management fee is currently computed monthly as described under “Investment Management and Advisory Agreement.”
Directors’ fees for the period June 22, 2005 (commencement of operations) to December 31, 2005 were $103,000 and consisted of the amortization of the directors’ annual stipend and individual meeting fees.
Insurance expense for the period June 22, 2005 (commencement of operations) to December 31, 2005 was $112,030 and consisted of the amortization of the directors and officers insurance policy and professional liability policy.
Organizational costs for the period June 22, 2005 (commencement of operations) to December 31, 2005 were $7,002 and consisted of expenses incurred in connection with the preparation of certain administrative agreements.
Professional fees for the period June 22, 2005 (commencement of operations) to December 31, 2005 were $135,872 and primarily consisted of legal fees and audit and accounting fees.
Stockholder related costs for the period June 22, 2005 (commencement of operations) to December 31, 2005 were $67,901 and consisted of the amortization of annual Nasdaq listing fees, transfer agent fees, Securities and Exhchange Commission filing and press release costs.
Interest expense for the period June 22, 2005 (commencement of operations) to December 31, 2005 was $378 and consisted of interest due on a loan payable to affiliate, which was repaid in June 2005.
General and administrative expenses for the period June 22, 2005 (commencement of operations) to December 31, 2005 were $28,918 and consisted of conferences, travel, bank fees and miscellaneous expenses.
Realized and Unrealized Gain (Loss) on Investments
For the period June 22, 2005 (commencement of operations) to December 31, 2005, we recognized an aggregate of $38,056 of realized gains on related to the sale of three loan participations and we recorded net unrealized depreciation of investments in the aggregate amount of $112,053.
Net Increase in Net Assets from Operations
Overall, we realized a net increase in net assets resulting from operations of $3,111,279 for the period June 22, 2005 (commencement of operations) to December 31, 2005. Based on basic and diluted weighted average common shares of 16,312,600 outstanding, our net increase in net assets from operations per basic and diluted weighted average common share for the period June 22, 2005 (commencement of operations) to December 31, 2005 was $0.19.
We do not expect this level of investment income and operating expenses to be indicative of our future operating performance. In particular, we expect investment income to increase in future periods, as compared to the three months ended December 31, 2005 and the period June 22, 2005 (commencement of operations) to December 31, 2005, as a result of the investment of the net proceeds from the initial public offering and as we make investments in portfolio company securities that we expect will yield a greater return than the cash and cash equivalents in which the vast majority of the net proceeds of our initial public offering are currently invested.
We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and may potentially begin to incur incentive fees. Our administrative expenses payable to Gladstone Administration are also likely to increase during future periods as our average assets increase in comparison to average assets at December 31, 2005 and as the expenses incurred by Gladstone Administration to support our operations increase.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities for the period June 22, 2005 (commencement of operations) to December 31, 2005 was approximately $57.9 million and consisted of the funding of our portfolio investments and their respective principal repayments, net investment income generated from our portfolio and short-term investments, an increase in accounts payable, base management fee and administrative fees payable and accrued expenses offset by an increase in interest receivable and prepaid assets.
A summary of our investment activity for the nine months ended December 31, 2005 is as follows:

Quarter Ended	New Investments	Principal Repayments	Gain on Disposal
June 30, 2005	$—	$—	$—
September 30, 2005	40,844,381	333,363	—
December 31, 2005	23,376,958	3,043,120	38,056

Total	$64,221,339	$3,376,483	$38,056

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2006	$178,927
2007	790,708
2008	890,708
2009	932,246
2010	3,324,816
Thereafter	54,705,654

Total	$60,823,059

Cash provided by financing activities consisted of the net proceeds from the initial public offering of $230,292,203 (which includes proceeds received in July 2005 in connection with the closing of the underwriters’ over-allotment option), partially offset by the payment of dividends of $2,980,818 and the repayment of the loan payable to affiliate of $50,000.
As a result of the initial public offering and other factors listed above, during the period June 22, 2005 (commencement of operations) to December 31, 2005, cash and cash equivalents increased from $3,636 at the beginning of the period to $169,347,323 at the end of the period. We will continue to use the proceeds from our initial public offering to make investments in syndicated loans, subordinated debt, mezzanine debt, preferred stock and other higher yielding investments.
In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2005	Mar. 17, 2006	Mar. 31, 2006	$0.07
January 10, 2005	Feb. 16, 2006	Feb. 28, 2006	$0.07
January 10, 2005	Jan. 23, 2006	Jan. 31, 2006	$0.07
October 7, 2005	Dec. 21, 2005	Dec. 31, 2005	$0.04
October 7, 2005	Nov. 21, 2005	Nov. 30, 2005	$0.04
October 7, 2005	Oct. 21, 2005	Oct. 30, 2005	$0.04
July 7, 2005	Sept. 22, 2005	Sept. 30, 2005	$0.02
July 7, 2005	Aug. 23, 2005	Aug. 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

Contractual Obligations and Off-Balance Sheet Arrangements
As of December 31, 2005, we were a party to signed and non-binding term sheets for five potential investments for our portfolio as follows:

		Payment Due by Period
					More than
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
Investments	16,500,000	16,500,000

Total	$16,500,000	$16,500,000	$—	$—	$—

As of the date of this report, each of the investment purchase obligations summarized above have been funded. See Note 8 “Subsequent Events” in our Consolidated Financial Statements for further information.
We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 31, 2005.

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
     We expect to borrow funds to finance future lending activities after we have substantially fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. To date, we have not borrowed any funds nor do we currently foresee the short-term necessity to borrow funds.
     To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant. Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $605,000 or 19%, over the next twelve months, compared to the net increase in net assets resulting from operations for the period June 22, 2005 (commencement of operations) to December 31, 2005. A hypothetical decrease in the one month LIBOR by 1% would decrease our net increase in net assets resulting from operations by approximately $605,000 or 19%, over the next twelve months, compared to the net increase in net assets from operations for the period June 22, 2005 (commencement of operations) to December 31, 2005. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.
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
ITEM 4. CONTROLS AND PROCEDURES.
     As of December 31, 2005, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     Not applicable.
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
Date: February 8, 2006

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