Form 10-K
period 2006-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2006-06-14
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to
Commission file number 814-00704

GLADSTONE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 200 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES  ☐  NO  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES  ☐  NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2005, based on the closing price on that date of $14.68 on the NASDAQ National Market, was $241,236,513. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 16,560,100 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of June 12, 2006.

Documents Incorporated by Reference.  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH 31, 2006

TABLE OF CONTENTS

PART I	Item 1	Business
	Item 1A	Risk Factors
	Item 1B	Unresolved Staff Comments
	Item 2	Properties
	Item 3	Legal Proceedings
	Item 4	Submission of Matters to a Vote of Security Holders
PART II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	Item 6	Selected Financial Data
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk
	Item 8	Financial Statements and Supplementary Data
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 9A	Controls and Procedures
	Item 9B	Other Information
PART III	Item 10	Directors and Executive Officers of the Registrant
	Item 11	Executive Compensation
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions
	Item 14	Principal Accountant Fees and Services
PART IV	Item 15	Exhibits and Financial Statement Schedules
SIGNATURES

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of theSecurities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the loss of one or more of our executive officers, in particular, David Gladstone, Terry Lee Brubaker, or George Stelljes, III; (3) the impact of the investments that we make and the ability of these investments to achieve their objectives; (4) our contractual relationships with third parties; (5) the adequacy of our cash resources and working capital; (6) our ability to obtain future financing, if at all; and (7) those factors listed under the caption “Risk Factors” of the Company’s prospectus dated June 22, 2005, as filed with the Securities and Exchange Commission on June 23, 2005. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

PART I

Item 1. Business

Gladstone Investment Corporation

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005 we completed an initial public offering and commenced operations.  We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We may also invest in senior secured loans and common stock and, from time to time, we may also invest in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company under the Investment Company Act of 1940 as amended, which we refer to in this annual report as the 1940 Act.

Our primary investment focuses are situations involving buyouts and recapitalizations of small and mid-sized companies with established management teams. We expect that our investments will generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes. We intend to invest either by ourselves or jointly with other buyout funds, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were to be investing alone.

Our Adviser

Our affiliate Gladstone Management Corporation (the “Adviser” or “GMC”) is our investment adviser and is led by a management team which has extensive experience in our lines of business.  GMC is controlled by David Gladstone, our chairman and chief executive officer.  Mr. Gladstone is also the chairman and chief executive officer of our Adviser.  Terry Lee Brubaker, our vice chairman, chief operating officer and director, is a member of the Board of Directors of GMC and its vice chairman and chief operating officer.  George Stelljes III, our president, chief investment officer and director, is a member of the Board of Directors of GMC and its president and chief investment officer.  Harry Brill, our chief financial officer, is the chief financial officer of GMC.

GMC also provides investment advisory and administrative services to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded registered investment company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone.  We refer to GMC and our other affiliates managed by GMC in this annual report as the Gladstone Companies.  All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial Corporation and Gladstone Capital Corporation.  In the future, GMC may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by GMC pursuant to an investment advisory and management agreement since our inception.  GMC was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the 1940 Act.  GMC is headquartered in McLean, Virginia, a suburb of Washington, DC, and has offices in New York, New York, Chicago, Illinois, Pittsburgh, Pennsylvania, Morristown, New Jersey, Lexington, Kentucky and Dallas, Texas.

Our Investment Strategy

We seek to achieve returns from current income and capital gains from junior subordinated and mezzanine debt, as well as preferred stock and warrants to purchase common stock, representing controlling investments that we make in connection with buyouts and recapitalizations of small and mid-sized companies.  We expect that our target portfolio over time will include mostly subordinated loans, mezzanine debt, preferred stock, and warrants to buy common stock. Structurally, subordinated loans and mezzanine loans usually rank lower in priority of payment to senior debt, such as senior bank debt, and may be unsecured. However, subordinated debt and mezzanine loans rank senior to common and preferred equity in a borrower’s capital structure. Typically, subordinated debt and mezzanine loans have elements of both debt and equity instruments, offering the returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, mezzanine debt generally earns a higher return than senior secured debt. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed upon formula. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns.

Investment Process

Overview of Investment and Approval Process

To originate investments, our Adviser’s investment professionals use an extensive referral network comprised of venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers.  Our Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities.  If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity from our Adviser’s investment committee, which is composed of Messrs. Gladstone, Brubaker and Stelljes.  If the prospective portfolio company passes this initial screening, the investment professionals will conduct a due diligence investigation of the prospective portfolio company. Upon completion of the due diligence investigation, the investment professionals create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the investment committee, which must unanimously approve each investment.  Further, each financing is reviewed by the members of our Board of Directors, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective portfolio company characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•                  Value-and-Income Orientation and Positive Cash Flow.  Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA (which is a measure of operating cash flow), and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively high and stable cash flow to provide some assurance that they will be able to service their debt and pay any required dividends on preferred stock. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.

•                  Experienced Management.  We generally require that our portfolio companies have experienced management teams. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

•                  Strong Competitive Position in an Industry.  We seek to invest in target companies that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•                  Exit Strategy.  We seek to invest in companies that we believe will provide a stable stream of cash flow that is sufficient to repay the loans we make to them and to reinvest in their respective businesses. We expect that such internally generated cash flow, which will allow our portfolio companies to pay interest on, and repay the principal of, our investments, will be a key means by which we exit from our investments over time. In addition, we will also seek to invest in companies whose business models and expected future cash flows offer attractive possibilities for capital appreciation on any equity interests we retain. These capital appreciation possibilities include strategic acquisitions by other industry participants or financial buyers, initial public offerings of common stock, or other capital market transactions.

•                  Liquidation Value of Assets.  The prospective liquidation value of the assets, if any, collateralizing loans in which we invest will be an important factor in our investment analysis. We will emphasize both tangible assets, such as accounts receivable, inventory, equipment, and real estate and intangible assets, such as intellectual property, customer lists, networks, and databases, although the relative weight we place on these asset classes will vary by company and industry.

Extensive Due Diligence

Our Adviser conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities.  Our due diligence investigation of a prospective portfolio company may begin with a review of publicly available information, and generally includes some or all of the following:

•                  a review of the prospective portfolio company’s historical and projected financial information;

•                  visits to the prospective portfolio company’s business site(s);

•                  interviews with the prospective portfolio company’s management, employees, customers and vendors;

•                  review of all loan documents;

•                  background checks on the prospective portfolio company’s management team; and

•                  research on the prospective portfolio company’s products, services or particular industry.

Upon completion of a due diligence investigation and a decision to proceed with an investment in a buyout or other recapitalization, GMC’s investment professionals who have primary responsibility for the investment present the investment opportunity to GMC’s investment committee, which consists of Messrs. Gladstone, Brubaker and Stelljes. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

We also rely on the long-term relationships that our Adviser’s professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses.

Investment Structure

Once we have determined that a prospective acquisition, buyout or recapitalization meets our standards and investment criteria, we work with the management of that company and other capital providers to structure the transaction in a way that provides us the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company.

Subordinated Debt and Mezzanine Debt.  We anticipate that over time, the majority of the capital that we invest will be in the form of subordinated or mezzanine debt. Most of our mezzanine loans will be unsecured loans while most of the subordinated loans will be collateralized by a subordinated lien on some or all of the assets of the borrower. We will seek to structure most of our mezzanine and subordinated loans with variable interest rates; however it is possible that some will have fixed rates. In either event, we will attempt to structure the loans at relatively high rates of interest that will provide us with significant current interest income. We expect our subordinated and mezzanine loans to typically have maturities of five to ten years and to provide for interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment.

We will generally target a current return of 10% to 14% for our subordinated and mezzanine loan investments before giving effect to any warrants that we receive in connection with these loans. We cannot give any assurance that our returns will approximate these estimates.

Our subordinated and mezzanine debt investments may include equity features, such as warrants or options to buy a significant common stock ownership interest in the portfolio company or success fees if the business is sold. If a portfolio company appreciates in value, we may achieve additional investment returns from any equity interests we hold. If we are a minority interest holder, we may structure the warrants to provide provisions protecting our rights as a minority-interest holder such as the right to sell the warrants back to the company upon the occurrence of specified events. In many cases, we will also obtain registration rights in connection with these equity interests, which may include demand and co- registration rights.

Senior Secured Debt. We also anticipate providing senior secured acquisition financing for some portfolio companies. We expect these senior secured loans to have terms of three to ten years, and they may provide for deferred interest payments in the first few years of the term of the loan. We generally will obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these senior loans. This collateral will usually take the form of first priority liens on the assets of the portfolio company. We expect that the interest rate on our senior secured loans will be variable rates ranging between 2% and 5% over the London Interbank Offer Rate, or LIBOR. We will generally provide this type of financing when there is a time constraint in closing an investment and would expect to be repaid as soon as practical by either selling our interest in such debt or by having a bank or other senior lender provide financing to pay off our senior loan.

Common and Preferred Stock. We may also acquire common or preferred stock in connection with a buyout or recapitalization. With respect to preferred or common stock investments, we expect to target an investment return substantially higher than our investments in senior or subordinated loans. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole. The features of the preferred stock we receive will vary by transaction, but may include priority dividend rights, superior voting rights, redemption rights, liquidation preferences and other provisions intended to protect our interests. Generally speaking, common stock does not have any current income and its value is realized if at all, upon the sale of the business or following the company’s initial public offering.

Risk Management. We will seek to limit the downside risk of our investments by:

•                  making investments with an expected total return on our investments (including both interest and potential equity appreciation) that we believe compensates us for the credit risk of the investment;

•                  seeking collateral or superior positions in the portfolio company’s capital structure where possible;

•                  incorporating put rights and call protection into the investment structure where possible; and

•                  negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with the preservation of our capital.

We expect to hold most of our investments in subordinated debt and mezzanine debt until maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company or, in the case of an equity investment in a company, its initial public offering. Occasionally, we may sell some or all of our subordinated debt, mezzanine debt or equity interests in a portfolio company to a third party, such as an existing investor in the company, through a privately negotiated transaction.

As described above, we may also provide senior debt in addition to junior debt and equity in connection with an acquisition. In such circumstances, we would not expect to hold our senior debt for more than one year. Finally, we may attempt to securitize some of the debt securities in our portfolio and if we do so, these loans would be transferred to a securitization vehicle and generallywould be held by the securitization vehicle until maturity.

Temporary Investments

Pending investment in the debt of private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that at least 70% of our assets are “qualifying assets”, for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “Regulation.”

Competitive Advantages

We believe that we have the following competitive advantages over other companies that provide capital to small and mid-sized companies in connection with buyout and recapitalization transactions:

Management Expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of GMC, Gladstone Capital and Gladstone Commercial and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of GMC’s investment committee. Terry Lee Brubaker is our vice chairman and has substantial experience in acquisitions and operations of companies. George Stelljes III is our president and has extensive experience in leveraged finance. Messrs. Gladstone, Brubaker and Stelljes have principal management responsibility for GMC as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of GMC’s investment professionals and supporting staff who possess a broad range of transactional, financial, managerial, and investment skills. We expect that GMC will continue to hire additional investment professionals in the future.

As a result of the extensive investment experience of GMC, its executive officers and other investment professionals, GMC and its executive officers have developed a positive reputation in the capital markets. We believe that this reputation and experience, together with the experience of the executive officers of GMC in investing in debt and equity securities, and managing investments in companies, affords us a competitive advantage in identifying opportunities to invest in small and mid-sized companies.

Increased access to investment opportunities developed through proprietary research capability and extensive network of contacts

GMC seeks to identify potential investments both through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community, and potential corporate partners with whom GMC’s investment professionals have had long-term relationships. We believe that GMC’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity, and investment management communities, and that their reputation in investment management enables us to identify well-positioned prospective portfolio companies which provide attractive investment opportunities. Additionally, GMC expects to generate information from its professionals’ network of accountants, consultants, lawyers, and management teams of portfolio companies and other companies.

Disciplined, value-and-income-oriented investment philosophy with a focus on preservation of capital

In making its investment decisions, GMC focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect GMC to use the same value-and-income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. GMC’s approach seeks to reduce risk in investments by using some or all of the following:

•                  focusing on companies with good market positions, established management teams and good cash flow;

•                  investing in businesses with experienced management teams;

•                  engaging in extensive due diligence from the perspective of a long-term investor;

•                  investing at low price-to-cash flow multiples; or

•                  adopting flexible transaction structures by drawing on the experience of the investment professionals of GMC and its affiliates.

Versatile transaction structuring

We believe our management team’s broad expertise and its ability to draw upon many years of combined experience will enable GMC to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we expect to be flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach should enable GMC to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Internal Revenue

Code. After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

Longer investment horizon with attractive publicly traded model

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we will not be subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Ongoing Relationships with and Monitoring of Portfolio Companies

Monitoring

Our Adviser’s investment professionals monitor the financial trends of each portfolio company on an ongoing basis to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company.  We monitor this information regarding the status and performance of each portfolio company, and use it to evaluate the overall performance of our portfolio.

Our Adviser employs various methods of evaluating and monitoring the performance of our investments, which include some or all of the following:

•                  Assessment of success in the portfolio company’s overall adherence to its business plan and compliance with covenants;

•                  Attendance at and participation in meetings of the portfolio company’s Board of Directors;

•                  Periodic contact, including formal update interviews with portfolio company management, and, if appropriate, the financial or strategic sponsor;

•                  Comparison with other companies in the portfolio company’s industry; and

•                  Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance and Services

As a business development company, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we nor our Adviser receives fees in connection with managerial assistance, however, our Adviser may provide other services to our portfolio companies and may receive fees for other services it provides to a portfolio company and those fees would then be partially credited against the investment advisory fees that we pay to our Adviser.

Valuation Process

We carry our assets at fair value.  A portion of our investment portfolio consists of securities for which a limited market does not exist and are not publicly traded.  As of March 31, 2006, four of our investments were valued by Standard & Poor’s Loan Evaluations Service (“S&P). In fiscal 2007, to value these securities, we intend to provide loan portfolio data S&P for its independent review.  S&P will provide an independent assessment of the loan portfolio data provided by us and will assess its own data to develop recommendations as to market values for these securities.  Supported by our internal valuations and S&P estimates, our Board of Directors will vote to accept or not accept the analyses and values recommended by our management and S&P.  If an event comes to the attention of our Board of Directors subsequent to the S&P valuation date, our Board of Directors may alter the S&P valuation in order to present a more accurate reflection of the fair value of an investment. Due to the uncertainty inherent in the valuation process for these securities, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  Securities in our portfolio that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date (to date there are no publicly traded securities in our portfolio). Securities in our portfolio which are not publicly traded on an exchange or securities market, but for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date.

A substantial portion of our assets will consist of securities carried at fair market value, as determined by our Board of Directors. Determination of fair market values for those securities and investments not valued by S&P involves subjective judgment not susceptible to substantiation by auditing procedures. Accordingly, under generally accepted accounting principles, the notes to our consolidated financial statements will refer to the uncertainty with respect to the possible effect of such valuations on our financial statements.

The net asset value per share of our outstanding shares is determined quarterly, as soon as practicable after and as of the end of each calendar quarter, by dividing the value of total assets minus liabilities by the actual number of shares outstanding at the date as of which the determination is made.

Investment Advisory and Management Agreement

We have entered into an investment advisory and management agreement with GMC, which is controlled by our chairman and chief executive officer. In accordance with the investment advisory and management agreement, we will pay GMC a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2% computed on the basis of our gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies.  Through March 31, 2006, the base management fee was computed and payable monthly.  Subsequent to March 31, 2006, the base management fee will be computed and payable quarterly to GMC.   Beginning in periods subsequent to June 30, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of our gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This calculation was set to begin in periods after March 31, 2006, however, on April 11, 2006 our Board of Directors accepted a voluntary waiver from GMC that will allow the current calculation of the base management fee to be effective through June 30, 2006.  GMC receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that we would otherwise be required to pay to GMC.

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

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.75% of our net assets per quarter (7% annualized). For this purpose, “net assets” means total assets less total liabilities and less preferred stock if any. Because the hurdle rate is fixed and has been based on current interest rates, if interest rates increase, it would become easier for investment income to exceed the hurdle rate and, as a result, more likely that GMC will receive an income-based incentive fee than if interest rates on our investments remained constant. On the other hand, if interest rates rise, there will be greater risk that small and medium-sized businesses cannot make payments, which risk may result in fewer opportunities to make safe investments. Our net investment income used to calculate this income-based portion of the incentive fee is also included in the amount of gross assets used to calculate the 2% base management fee. We will pay GMC an income-based incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•                       no incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% (7% annualized);

•                       100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the hurdle rate (2.1875%) in any calendar quarter (8.75% annualized). This portion of the income-based incentive fee is referred to as the “catch-up.” The “catch-up” provision is intended to provide GMC with an incentive fee of 20% on all of pre-incentive fee net investment income up to 125% of the quarterly hurdle rate once the hurdle rate has been surpassed; and

•                       20% of the amount of pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate of 2.1875% in any calendar quarter (8.75% annualized).

The foregoing calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases made during the current quarter.

The capital gains incentive fee will be determined and payable annually in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), commencing on March 31, 2006, and will equal 20.0% of the realized capital gains since inception through the end of the current fiscal year, if any, computed net of all realized capital losses, and unrealized capital depreciation  since inception at the end of each fiscal year. In determining the capital gains incentive fee payable to GMC, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses and depreciation since inception to the end of the current fiscal year with respect to each of the investments in the portfolio. For this purpose, cumulative aggregate realized capital gains, if any, will equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses will equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. Aggregate unrealized capital depreciation will equal the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment adjusted for any repayments of principal thereon. At the end of the applicable fiscal year, the amount of net capital gains (after losses and depreciation) that will serve as the basis for the calculation of the capital gains incentive fee will equal the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the portfolio of investments. If this number is positive at the end of such fiscal year, then the capital gains incentive fee for such year will be equal to 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the portfolio since inception.

Because of the structure of the incentive fee, it is possible that we may have to pay an incentive fee in a quarter where we incurr a loss. For example, we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income incentive fee even if we have incurred a loss in that quarter due to realized or unrealized capital depreciation on investments.

Administration Agreement

We have entered into an administration agreement with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of GMC, which is controlled by our chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of our required administrative services. Such required administrative services include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission.

The administration agreement requires us to reimburse Gladstone Administration for the performance of its obligations under the administration agreement based upon our allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying Gladstone Administration’s total expenses by the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by GMC.  Currently, GMC manages us and our affiliates Gladstone Capital Corporation, Gladstone Commercial Corporation and Gladstone Land Corporation.

License Agreement

We have entered into a license agreement with GMC, pursuant to which GMC has granted us a non-exclusive license to use the name “Gladstone” and the “Diamond G” trademark. This license agreement requires us to pay GMC a royalty fee of $1 per quarter. The amount of the fee is negotiable on an annual basis by our compensation committee and approved by a majority of our independent directors.  The license arrangement will terminate in the event that GMC is no longer our Adviser.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

In order to maintain the qualification for treatment as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

•                                            Income source requirements. At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and

•                                            Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, US government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than US government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses.

If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction.

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders.

We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to US federal income tax or tax on long-term capital gains would be required to file a US federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that dividends, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the “original issue discount” that accrues over the life of the obligation. Such original issue discount will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such original issue discount amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements.  Through March 31, 2006, we incurred no original issue discount income.

For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not to capital gains dividends to the extent such amount designated by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the due date for filing our return for that taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

The “Jobs and Growth Tax Relief Reconciliation Act of 2003” did not alter the nature of our dividends that we pay to stockholders as taxable ordinary income.  Accordingly, our dividends paid are not eligible for the lower tax rate.

Regulation as a Business Development Company

We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

We intend to conduct our business so as to retain our status as a business development company. A business development  company may use capital provided by public shareholders and from other sources to invest in long-term private investments in businesses.  A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.  In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1) or (2) below.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to the following:

(1)                                  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which, first, is organized under the laws of, and has its principal place of business in, the United States. Second, the issuer must not be an investment company, other than a small business investment company wholly owned by the business development company. Finally, the issuer may not have any class of publicly traded securities with respect to which a broker or dealer may extend margin credit.

(2)                                  Securities of any eligible portfolio company over which we exercise a controlling influence and for which an affiliate of ours serves as a director.

(3)                                  Securities received in exchange for or distributed on or with respect to securities described in (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(4)                                  Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

Securities of public companies are generally not qualifying assets unless they were acquired in a distribution or in exchange for, or upon the exercise of, a right relating to securities that were qualifying assets.

Asset Coverage

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least 200% immediately after each such issuance. In addition, while senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or distribution is made with respect to our common stock or before any purchase of common stock is made, the preferred stock, together with all other senior securities, must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on the preferred stock are in arrears by two years or more.

Significant Managerial Assistance

For portfolio securities to be qualifying assets for the 70% test described above, the business development company must either exercise a controlling influence over the issuer of the securities or must make available to the issuer of the securities significant managerial assistance. However, with respect to certain but not all such securities, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the business development company may exercise such control jointly. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Fundamental Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquired in connection with buyout and other recapitalizations.  The following restrictions, along with these investment objectives, are our only fundamental policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. For a fuller explanation of the regulatory framework in which we operate, see “Business-Regulation as a Business Development Company.” The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere in this Form 10-K, apply at the time we effect a transaction, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction. We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire (provided that we control or, through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. We may invest up to 20% of our assets in securities of a particular issuer. We may exceed this limitation in connection with bridge financings, although these bridge investments will never exceed 25% of our total assets at any time. We do not intend to concentrate our investments in any particular industry or group of industries. However, it is possible that, as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets.

We will at all times endeavor to conduct our business so as to retain our status as a regulated investment company under the 1940 Act. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes. For a discussion of the risks associated with the resulting leverage, see “Business—Leverage” and “Risk Factors—Our business is dependent upon external financing which may expose us to the risks associated with leverage.”

We will not (1) act as an underwriter of securities of other issuers (except to the extent that we may be deemed an “underwriter” of securities we purchase that must be registered under the Securities Act before they may be offered or sold to the public); (2) purchase or sell real estate or interests in real estate or real estate investment trusts (except that we may (a) purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, (b) own the securities of companies or participate in a partnership or partnerships that are in the business of buying, selling or developing real estate, or (c) finance the purchase of real estate by our portfolio companies); (3) sell securities short (except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies); (4) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (5) write or buy put or call options (except (i) to the extent of warrants or conversion privileges in connection with our acquisition financing or other investments and rights to require the issuers of such investments or their affiliates to repurchase them under certain circumstances, (ii) with regard to managing risks associated with publicly-traded securities issued by our portfolio companies, or (iii) with regard to managing the risks associated with interest rate fluctuations); (6) engage in the purchase or sale of commodities or commodity contracts, including futures contracts (except where necessary in working out distressed loan or investment situations or in managing the risks associated with interest rate fluctuations); or (7) acquire more than 3% of the voting stock of, or invest more than 5% of our total assets in, any securities issued by any other investment company (except as they may be acquired as part of a merger, consolidation or acquisition of assets). That portion of our investments that is in securities issued by other investment companies may subject our stockholders to additional expenses.

Code of Ethics

We and our Adviser have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees that comply with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act.  As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel.  A copy of this code is available for review, free of charge, at our website at www.gladstoneinvestment.com.  We intend to provide disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation.  We have designated a chief compliance officer, Allyson Williams, who also serves as chief compliance officer for our Adviser.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future.  Currently, services necessary for our business are provided by individuals who are employees of GMC and Gladstone Administration pursuant to the terms of the investment advisory and management agreement and administration agreement.  Each of our executive officers is an employee and executive officer of GMC or Gladstone Administration.  No employee of GMC or Gladstone Administration will dedicate all of his or her time to us.  However, we expect that 20-25 full time employees of GMC will spend substantial time on our matters during the calendar year 2007.  We anticipated that the number of employees of GMC and Gladstone Administration who devote time to our matters will increase as we acquire more investments.

As of March 31, 2006, GMC and Gladstone Administration had 38 full-time employees.  As of March 31, 2006 a break-down of GMC’s and Gladstone Administration’s 38 full-time employees by functional area is summarized in the table below:

Number of Individuals	Functional Area

4	Executive Management (Chief Executive Officer, Chief Operating Officer, Chief Investment Officer and Chief Financial Officer)
24	Investment Management, Portfolio Management, and Due Diligence
10	Administration, Accounting, Compliance, Human Resources, Investor Relations and Treasury.

Available Information:

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.gladstoneinvestment.com.  A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations Manager, Gladstone Investment Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745.  The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are a new company with limited operating history.

We were incorporated in Delaware on February 18, 2005. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. We anticipate that it will take us up to two years to invest substantially all of the net proceeds of our initial public offering. During this period, we will invest in temporary investments, such as cash and cash equivalents, and then senior secured loans, all of which we expect will earn yields substantially lower than the interest income that we anticipate receiving with respect to investments in subordinated debt, mezzanine debt, preferred stock and other types of investments we may make. As a result, our dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested.

We are dependent upon our key management personnel and the key management personnel of our Adviser for our future success, particularly David Gladstone, George Stelljes III and Terry Lee Brubaker.

We are dependent on the diligence, skill and network of business contacts of our senior management and other management members for the final selection, structuring, closing and monitoring of our investments. Our future success depends to a significant extent on the continued service and coordination of our senior management team, particularly David Gladstone, our chairman and chief executive officer, George Stelljes III, our president and chief investment officer, and Terry Lee Brubaker, our vice-chairman and chief operating officer. The departure of any of our executive officers or key employees from us or from our adviser, GMC, could have a material adverse effect on our ability to implement our business strategy and to achieve our investment objectives.

We are dependent on our Adviser’s continued operations and may not find a suitable replacement if our Adviser discontinues operations or terminates the investment advisory agreement.

We have no employees.  We expect that our chief executive officer, chief operating officer, chief investment officer and chief financial officer, and the employees of our Adviser, will not spend all of their time managing our activities and our investment portfolio.  Our executive officers and the employees of our Adviser may allocate some, or a material portion, of their time to businesses and activities that are not related to our business.  We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices.  We are subject to the risk of discontinuation of our Adviser’s operations or termination of the investment advisory agreement and the risk that, upon such event, no suitable replacement will be found.  We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

Our financial condition and results of operation will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on GMC’s ability to identify, invest in, and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis will largely be a function of GMC’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us, and our access to financing on acceptable terms. The executive officers of GMC will have substantial responsibilities under the investment advisory and management agreement, as well as in connection with their roles as officers of Gladstone Commercial Corporation, Gladstone Capital Corporation, GMC and other entities managed by our Adviser (“the Gladstone Companies”). They may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate at which they are able to invest our assets. In order for us to grow, GMC will need to hire, train, supervise, and manage new investment professionals and supporting employees. However, we can offer no assurance that GMC will be able to find and/or hire new investment professionals or supporting employees or that any such employees will contribute to the work of GMC. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

If we do not invest the proceeds of our initial offering in a timely manner, our returns to stockholders will be significantly lower.

We have estimated that it may take us up to two years to invest all the cash proceeds from our initial offering in the types of investments we intend to make. We can give no assurance that we will be successful in meeting that estimate. To the extent that it takes us longer to invest the cash proceeds from our initial public offering, the returns to stockholders are likely to be less than if we invested the proceeds over the time period we have allotted.

If our primary investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.

If we are to maintain our status as a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to each such acquisition, at least 70% of our total assets are qualifying assets. If we acquire mezzanine loans or dividend-paying equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. See “Regulation as a Business Development Company — Qualifying Assets.” This results from the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, as amended, or the Exchange Act, expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company.

We believe that the junior debt and equity instruments that we expect to make should constitute qualifying assets because the privately held companies in which we invest will generally not, at the time of our investment, have outstanding marginable securities. Until the questions raised by the amendments to Regulation T have been clarified through SEC rulemaking or addressed by legislative, administrative, or judicial action, we intend to treat as qualifying assets only those loans that are not investment grade, do not have a public secondary market, and are issued by a private issuer that does not have outstanding a class of margin-eligible securities at the time of our investment. Likewise, we will treat equity securities issued by a portfolio company as qualifying assets only if such securities are issued by a private company that has no marginable securities outstanding at the time we purchase such securities.

To date, we do not believe that either the SEC or its staff has taken any position with respect to our analysis of the issues discussed above, and neither the SEC nor its staff has indicated that it concurs with our analysis. We intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action. The SEC has recently proposed amendments to the rules concerning business development companies that would clarify that, among other things, companies that do not have a class of securities listed on an exchange or NASDAQ would be considered eligible portfolio companies.

Further, separate and similar legislation, entitled the “Increased Capital Access for Growing Businesses Act,” has been introduced in both the U.S. House of Representatives and the U.S. Senate.  If passed in current form, the legislation would strike the 1940 Act language that ties the definition of eligible portfolio company to whether a company has outstanding marginable securities. In lieu of this language, the legislation would provide that, among other things, companies that do not have a class of securities listed on a national securities exchange would be considered eligible portfolio companies.  The legislation introduced in the U.S. House of Representatives, H.R. 436, was passed unanimously and referred to the U.S. Senate Committee on Banking, Housing and Urban Affairs in April 2005.  The U.S. Senate bill, S. 1396, was introduced and referred to the U.S. Senate Committee on Banking, Housing and Urban Affairs in July 2005.  There can be no guarantee that this legislation will be passed and become effective without substantial amendment, if it becomes effective at all.

Unless and until the proposed rules or legislation described above are adopted or passed , if there were a court ruling or regulatory decision that conflicted with our interpretations, we could lose our status as a business development company or be precluded from investing in the manner described in this prospectus. This in turn could cause us to lose our status as a RIC. Any of these results would have a material adverse effect on our ability to invest in the manner described in this prospectus, on our operating results, financial condition and ability to pay dividends, and on the value of our common stock. See “—Regulations governing our operation as a business development company will affect our ability to and the way in which we raise additional capital.”

Such a ruling or decision also may require us to dispose of investments that we made based on our interpretation of Regulation T. Such dispositions could have a material adverse effect on our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss. See “Risk Factors—The lack of liquidity in our investments may adversely affect our business.”

Our Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the investment advisory agreement may adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on our Adviser’s ability to identify and invest in securities that meet our investment criteria.  Accomplishing this result on a cost-effective basis will be largely a function of our Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms.  The senior management team of our Adviser has substantial responsibilities under the investment advisory agreement.  In order to grow, our Adviser will need to hire, train supervise and manage new employees successfully.  Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities will compete with us for investments in small and mid-sized companies. We will compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures we face could have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We will not seek to compete primarily based on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. If we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Regulations governing our operation as a business development company will affect our ability to and the way in which we raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Senior securities are defined by the 1940 Act to include bonds, debentures, notes or similar obligations or instruments that are securities and evidence indebtedness and stock of a class having priority over any other class as to distribution of assets or payment of dividends. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants, options, or rights to acquire our common stock at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize certain of our assets to generate cash for funding new investments. Securitization involves our creating a wholly-owned subsidiary and contributing a pool of loans to the subsidiary, which then would deposit the loans to a single purpose trust. The trust would then typically sell a class of investment grade interests to the public, and we would retain a residual portion of the equity in the securitized pool of loans. The declaration of trust for the securitization entity would typically provide for preferential distributions of interest, principal and liquidation proceeds to the holders other than the holder of the residual equity. Accordingly, in a securitization transaction, the residual equity that we would retain would typically bear greater risk than if we held all the loans comprising the securitized pool in their entirety. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy, and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

If we issue senior securities, including debt, we will be exposed to additional risks, including the typical risks associated with leverage.

We will be exposed to increased risk of loss if we incur debt to make investments. If we do incur debt, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use debt.

Our ability to pay dividends would be restricted if our asset coverage ratio was not at least 200%, and any amounts that we would use to service our indebtedness would not be available for dividends to our common stockholders.

It is likely that any senior debt securities we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our Board of Directors based on recommendations by Standard & Poor’s Evaluation Service, who recommends values using its own methodology; this may result in uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors will determine the fair value of these securities quarterly, and will use the recommendations of Standard & Poor’s’ Evaluation Service (“S&P”) to determine the value of many of our debt securities. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and cash flows and its ability to make payments on its obligations, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that might have resulted from a readily available market for these securities. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. At this time S&P will only evaluate the debt portion of our investments, and our Board of Directors will establish the fair value of the equity securities we may hold without the evaluation of S&P.

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there will be uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

We expect that very few, if any, of our portfolio loans or equity securities, at least initially, will be publicly traded or have a readily determinable market value. We value these securities based on a determination of their fair value, based on recommendations provided by S&P and management and approved by our Board of Directors. Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that would exist if a ready market for these securities existed. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize on our disposal of such securities.

The lack of liquidity of our privately held investments may adversely affect our business.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of these securities will be subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize substantial book losses upon liquidation. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GMC, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the officers and directors of our investment adviser, GMC, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of GMC, Gladstone Capital and Gladstone Commercial. In addition, Mr. Brubaker, our vice chairman and secretary is either the vice-chairman or president, chief operating officer  and secretary of GMC, Gladstone Capital and Gladstone Commercial. Moreover, GMC may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of the Company and accordingly may invest in, whether principally or secondarily, asset classes similar to those targeted by the Company. While GMC generally has broad authority to make investments on behalf of the investment vehicles that it advises, GMC has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the our Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of GMC may face conflicts in the allocation of investment opportunities to other entities managed by GMC. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Group or investment funds managed by investment managers affiliated with GMC.

While we will not invest in any portfolio company in which any of our affiliates currently has an investment, our affiliate, Gladstone Commercial, may purchase property from or lease property to portfolio companies that we do not control under certain circumstances. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria or owns real estate that meets the lease underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours. However, if Gladstone Commercial provides a lease to a current or prospective portfolio company of ours, it is likely that there will be a conflict of interest in connection with such a transaction. There is a risk that, for Gladstone Commercial to provide a lease to a portfolio company, there could be situations where we enter into a transaction that is riskier than we would customarily make in order to enable Gladstone Commercial, or another affiliate, to provide the lease portion of the financing; this carries a greater risk of default. If any of these risks were to materialize, it could have a material adverse effect on our ability to generate cash flow to make distributions to stockholders.

Certain of our officers, who are also officers of GMC, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all shareholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

 In the course of our investing activities, we will pay management and incentive fees to GMC and will reimburse Gladstone Administration for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of GMC has interests that differ from those of our stockholders, giving rise to a conflict.

GMC will receive a quarterly incentive fee based, in part, on our pre-incentive fee net investment income, if any, for the immediately preceding calendar quarter. This income-based portion of the incentive fee is subject to a quarterly hurdle rate before providing an income incentive fee return to GMC. Because the hurdle rate is fixed and is based in relation to current interest rates, which are currently relatively low on a historical basis, if interest rates rise, it would become easier for our investment income to exceed the hurdle rate and, as a result, more likely that GMC will receive an income-based incentive fee than if interest rates on our investments remained constant or decreased. Subject to the receipt of any requisite stockholder approval under the 1940 Act, our Board of Directors may readjust the hurdle rate by amending the investment advisory and management agreement.

We have entered into a license agreement with GMC, pursuant to which GMC has agreed to grant us a non-exclusive license to use the name “Gladstone” and the Diamond G logo. Under the license agreement, we will have the right to use the “Gladstone” name and the Diamond G logo as long as GMC remains our investment adviser.

We will typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

Our strategy includes making debt and equity investments in companies in connection with acquisitions, buyouts and recapitalizations, which will subject us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees, maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments which would likely harm our operating results and financial condition

We may not realize gains from our equity investments.

When we invest in mezzanine or senior secured loans, we may acquire warrants or other equity securities as well. In addition we may invest in preferred and common stock. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments in prospective portfolio companies may be risky, and you could lose all or part of your investment.

Investing in small and mid-sized companies involves a number of significant risks, including:

•                  these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us collecting on any guarantees we may have obtained in connection with our investment;

•                  these companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•                  these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•                  these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive positions. In addition, our executive officers, directors, and GMC may, in the ordinary course of business, be named as defendants in litigation arising from our investments in these portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to make interest or principal payments on our loans during these periods. Therefore, our under-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the maturity of its senior and other loans and foreclosure on its assets pledged as collateral for such loans, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to be forced to seek bankruptcy protection, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holdings and subordinate all or a portion of our claim to those of other creditors.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of GMC’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could affect our investment returns.

Our portfolio companies are likely to have debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in subordinated debt, mezzanine debt and preferred equity securities issued by our portfolio companies in connection with buyouts or recapitalizations of these companies. Portfolio companies undergoing these types of transactions usually will have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution with respect to our investment. After repaying its senior creditors, our portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company by investing in its debt securities.

Therefore, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their equity securities, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Our incentive fee may induce GMC to make certain investments, including speculative investments.

The incentive fee payable by us to GMC may create an incentive for GMC to make investments on our behalf that are more speculative than GMC would make in the absence of such compensation arrangement. The way in which the incentive fee payable to GMC is determined, which is calculated as a percentage of the return on invested capital, may encourage GMC to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage carries with it the risk of our default on our debt obligations, which could result in premature sale or liquidation of our assets and otherwise adversely affect the holders of our common stock. In addition, GMC receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, GMC may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. Moreover, once an incentive fee on capital gains has been paid to GMC, it is not subject to being returned in the event we realize capital losses in the future.

The incentive fee payable by us to GMC also may create an incentive for GMC to invest on our behalf in instruments, such as zero coupon bonds, that may be higher yielding but may have a deferred interest feature. Under these investments, we would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the term. The income-based portion of our net investment that is used to calculate the income portion of our investment fee, however, includes accrued interest. For example, accrued interest, if any, on our investments in any zero coupon bonds will be included in the calculation of our incentive fee, even though we will not receive any cash interest payments in respect of payment on any such bonds until their maturity dates. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash.

Our investments in securities of companies with foreign operations may involve significant risks in addition to the risks inherent in investments in companies primarily based in the U.S.

Our investment strategy does not contemplate potential investments in debt or equity securities of foreign companies, however, some of our portfolio companies may have operations outside the United States. Investing in companies with a significant presence outside the U.S. may expose us to additional risks not typically associated with investing in companies whose operations are primarily conducted in the U.S. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, fluctuations in foreign currency exchange rates, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers, and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards, and greater price volatility.

Although most of our investments will be U.S. dollar-denominated, we may make investments denominated in foreign currencies, most likely Canadian dollars, that would subject us to the risk that the value of the foreign currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective.

Our hedging activities may not fully protect us from adverse changes in exchange rates or interest rates.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against a situation of an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currency exchange and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non- U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.   At March 31, 2006, we were not engaged in any hedging activities.

We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Leverage” and “Business—Material U.S. Federal Tax Considerations—Regulated Investment Company Status.”

There is a risk that you may not receive dividends or that our dividends may not grow over time.

Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis. We expect to retain net realized long-term capital gains to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

The market price of our shares may fluctuate significantly.

The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

•                                            price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•                                            significant volatility in the market price and trading volume of shares of RICs, business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•                                            changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•                                            loss of BDC status;

•                                            loss of RIC status;

•                                            changes in our earnings or variations in our operating results;

•                                            changes in the value of our portfolio of investments;

•                                            any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

•                                            departure of key personnel;

•                                            operating performance of companies comparable to us;

•                                            short-selling pressure with respect to our shares or business development companies generally;

•                                            general economic trends and other external factors; and

•                                            loss of a major funding source.

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. Although shares of our common stock have historically traded at a premium to net asset value, there can be no guarantee that they will continue to do so.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation.  GMC is the current leaseholder of all properties in which we operate.  We occupy these premises pursuant to our investment advisory and administrative agreement with GMC Corporation.  Our headquarters are located in McLean, Virginia and we also have operations in New York, New York, Morristown, New Jersey, Chicago, Illinois, Pittsburgh, Pennsylvania, Lexington, Kentucky, and Dallas, Texas.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market under the symbol “GAIN.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the NASDAQ National Market for each fiscal quarter during the current fiscal year.

	Quarter Ended	High	Low

FY 2006	3/31/06	$15.25	$13.84
	12/31/05	14.96	13.43
	9/30/05	16.10	14.68
	6/30/05	15.09	15.00

As of May 10, 2006 there were 28 shareholders of record of our Common Stock.

Dividends

We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders. Since our inception, dividends were declared quarterly and paid monthly.  Amounts presented for each fiscal quarter of 2006 represent the cumulative amount of the dividends declared for the months composing such quarter. The following table reflects, by quarter, the dividends per share that we have declared on our common stock for each quarter:

	Quarter Ended	Cash Dividend Per Share

FY 2006	3/31/06	$0.21
	12/31/05	0.12
	9/30/05	0.06
	6/30/05	0.00

Recent Sales of Unregistered Securities

There were no unregistered sales of our securities during the fiscal year ended March 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans as of March 31, 2006.

Item 6. Selected Financial Data

The following selected financial data for the period June 22, 2005 (Commencement of operations) through March 31, 2006 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION

SELECTED FINANCIAL DATA

Period June 22, 2005 (Commencement of Operations) Through March 31, 2006

Total Investment Income	$7,370,856
Total Expenses	1,486,958
Net Investment Income (Loss)	5,883,898
Net Gain on Investments	170,399
Net Increase in Net Assets Resulting from Operations	6,054,297

Per Share Data:

Net Increase in Net Assets Resulting from Operations:
Basic & Diluted	$0.37
Cash Distributions Declared per Share	0.39

Statement of Assets and Liabilities Data:
Total Assets	$230,323,807
Total Net Assets	229,841,697

Other Data:
Number of Portfolio Companies at Period End	22
New Investments	$160,646,470

Proceeds from Loan Repayments and Investments Sold	$7,381,468
Total Return (1)	3.39%

Weighted Average Yield on Investments (2)	7.02%

(1)                                  Total return equals the increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value.

(2)                                  Weighted average yield on investments equals interest income on investments divided by the annualized weighted average investment balance throughout the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and recapitalizations. We also may invest in common stock and from time to time, we also may invest in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act.

Our primary investment focuses are situations involving buyouts and recapitalizations of small and mid-sized companies with established management teams. We expect that our investments will generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes. We intend to invest either by ourselves or jointly with other buyout funds, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were to be investing alone.

We initially have invested some of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be made more quickly than investments in companies undergoing a buyout or recapitalization. We have employed this strategy in order to more quickly invest our initial capital to generate current income. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated. We believe we will be able to sell our interests in senior secured syndicated loans and reinvest the proceeds in subordinated debt, mezzanine debt, preferred stock and other higher yielding investments when such investment opportunities are available. In order to invest in certain senior secured syndicated loans, we may have to purchase these investments at a premium, or in some instances, at a discount. We will amortize these premiums or discounts over the contractual life of the investment. In the event that an investment is sold prior to its contractual maturity date, we would recognize a loss on any unamortized premium or a gain on any unamortized discount. While our portfolio consists primarily of senior secured loans, over time we expect that it will consist primarily of subordinated debt, mezzanine debt and preferred stock. To date, we have acquired interests in 19 such syndicated loans in the aggregate principal amount, net of any repayments, of approximately $96.6 million.

Through March 31, 2006, we have invested approximately $43.1 million in senior and subordinated debt of three portfolio companies.  In addition, through March 31, 2006 we have invested approximately $12.8 million in preferred and common equity of those companies. These investments represent our primary investment focuses and we intend to continue to invest in such investments using the remaining proceeds from our initial public offering and by the potential future sale of our existing senior syndicated loans.   A summary of these investments for the period June 22, 2005 (commencement of operations) to March 31, 2006 is as follows:

•                  $15.3 million in Quench Holdings Corporation including senior debt of $4.0 million, subordinated debt of $8.0 million, a revolving credit facility of $2.0 million that remains undrawn as of March 31, 2006, $3.3 million of common equity;

•                  $34.1 million in Chase II Holdings Corporation. including senior debt of $20.9 million, subordinated debt of $6.1 million, a revolving credit facility of $0.5 million that remains undrawn as of March 31, 2006, redeemable preferred stock of $7.0 million and common stock of $0.1 million;

•                  $6.5 million in Hailey Transport Corporation including $4.0 million of senior subordinated debt and $2.5 million of common equity.

Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called “paid in kind” interest or “PIK.” We will generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as dividends to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for regulated investment companies (“RIC”) by having to pay out at least 90% of our income.  As of March 31, 2006, none of our investments bear PIK interest.

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

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services through Gladstone Management Corporation (the “Adviser” or “GMC”) ,who provides these services on our behalf through its officers who are also our officers.  In addition, GMC provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  These fees are generally non-recurring, however in some instances they may have a recurring component which is also paid to GMC.  One half of any such fees received, with the exception of the recurring fees, by GMC are credited against the management advisory fee payable to GMC pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by GMC.  The specific services GMC provides vary by portfolio company, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the proposed transaction.  Any amounts collected for expenses incurred by GMC in connection with unconsummated investments will be reimbursed to GMC. Amounts collected for these expenses incurred by us will be reimbursed to us and will be recognized as “other income” in the period in which such reimbursement is received.  Also, in the event that we have incurred significant legal fees in connection with the transaction, we will typically seek reimbursement for these expenses from the proposed borrower.  However, there can be no guarantee that we will be successful in collecting any such reimbursements.

Our Adviser

Our affiliate GMC is our investment adviser and is led by a management team which has extensive experience in our lines of business.  GMC is controlled by David Gladstone, our chairman and chief executive officer.  Mr. Gladstone is also the chairman and chief executive officer of our Adviser.  Terry Lee Brubaker, our vice chairman, chief operating officer and director, is a member of the Board of Directors of GMC and is its vice chairman and chief operating officer.  George Stelljes III, our president, chief investment officer and director, is a member of the Board of Directors of GMC and is its president and chief investment officer.  Harry Brill, our chief financial officer, is the chief financial officer of GMC.

GMC also provides investment advisory and administrative services to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded registered investment company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone.  All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial Corporation and Gladstone Capital Corporation.  In the future, GMC may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by GMC pursuant to an investment advisory and administrative agreement since our inception.  GMC was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the 1940 Act.  GMC is headquartered in McLean, Virginia, a suburb of Washington, DC, and has offices in New York, New York, Chicago, Illinois, Pittsburgh, Pennsylvania, Morristown, New Jersey, Lexington, Kentucky and Dallas, Texas.

Investment Advisory and Management Agreement

Pursuant to our investment advisory and management agreement with GMC we will pay GMC a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2% computed on the basis of our gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies.  Through March 31, 2006, the base management fee was computed and payable monthly.  Subsequent to March 31, 2006, the base management fee will be computed and payable quarterly to GMC.   Beginning in periods subsequent to June 30, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of our gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This calculation was set to begin in periods after March 31, 2006, however, on April 11, 2006 our Board of Directors accepted a voluntary waiver from GMC that will allow the current calculation of the base management fee to be effective through June 30, 2006.  When GMC also receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that we would otherwise be required to pay to GMC.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee will reward the Adviser if our quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of our net assets.  The Adviser will receive a capital gains incentive fee of 20% of our realized capital gains (net of realized capital losses and unrealized capital depreciation).

Administration Agreement

We have entered into an administration agreement with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of GMC, which is controlled by our chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of our required administrative services. Such required administrative services include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission.

The administration agreement requires us to reimburse Gladstone Administration for the performance of its obligations under the administration agreement based upon our allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying Gladstone Administration’s total expenses by the percentage of our average total assets (the total assets at the beginning and ending of each quarter) in comparison to the average total assets of all companies managed by GMC.

Our Investment Strategy

We seek to achieve returns from current income and capital gains from junior subordinated and mezzanine debt, as well as preferred stock and warrants to purchase common stock, representing controlling investments that we make in connection with buyouts and recapitalizations of small and mid-sized companies.  We expect that our target portfolio over time will include mostly subordinated loans, mezzanine debt, preferred stock, and warrants to buy common stock. Structurally, subordinated loans and mezzanine loans usually rank lower in priority of payment to senior debt, such as senior bank debt, and may be unsecured. However, subordinated debt and mezzanine loans rank senior to common and preferred equity in a borrower’s capital structure. Typically, subordinated debt and mezzanine loans have elements of both debt and equity instruments, offering the returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, mezzanine debt generally earns a higher return than senior secured debt. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that mezzanine loans offer an alternative investment opportunity based upon their historic returns and resilience during economic downturns.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of SEC Regulation S-K as of March 31, 2006.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Our accounting policies are more fully described in the “Notes to Consolidated Financial Statements” contained elsewhere in this report. We have identified our investment valuation process, tax status and revenue recognition as our most critical accounting policies.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

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

We currently engage Standard & Poor’s Loan Evaluation Service (S&P) to help evaluate the value of four of our loan securities (other than those which are publicly traded or for which a limited market exists, as described above), as well as for evaluations on success fees (conditional interest included in some loan securities).  We and S&P only evaluate the value of a success fee if the probability of receiving the success fee on a given loan is above 6-8%, a threshold of significance, in which case a value is assigned.  Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to S&P.  S&P makes its independent assessment of the data that we have assembled and assesses its own data to determine market values for the securities.  With regard to its work, S&P has issued the following paragraph:

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

With our assessment and S&P value estimates as a backdrop, our Board of Directors votes to accept or not accept the analyses and values recommended by management and S&P.  At March 31, 2006 the Board of Directors elected to accept the valuations recommended by S&P on the loans in our portfolio as denoted on the Schedule of Investments as of March 31, 2006 in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of these investments in accordance with our valuation policy.  Because S&P does not provide values for equity securities our Board of Directors also determines the fair value of these investments using our valuation policy without the input of S&P.

Credit Information: We monitor a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance.  We require our portfolio companies to provide annual audited and either monthly or quarterly unaudited financial statements.  Using these statements, we calculate and evaluate the credit statistics.  For purposes of analyzing the financial performance of our portfolio companies, we may make certain adjustments to their cash flow statements to reflect the pro forma results of a company consistent with a change of control transaction, to reflect anticipated cost savings resulting from a merger or restructuring, costs related to new product development, compensation to previous owners, and other acquisition or restructuring related items.  For those investments for which S&P prepares valuation recommendations, we provide this credit information to S&P for its use in preparing its recommendations.  For those investments for which S&P does not prepare valuation recommendations, management uses this credit information in connection with its preparation of valuation recommendations.

Loan Grading and Risk Rating: As part of our valuation procedures we risk rate all of our investments in debt securities.  Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default.  This system is used to estimate the probability of default on our debt securities and the probability of loss if there is a default.  These types of systems are referred to as risk rating systems and are used by banks and rating agencies.  The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.  For those investments for which S&P prepares valuation recommendations, we compile this information and provide it to S&P for its consideration in determining its valuation recommendations.  For those investments for which S&P does not prepare valuation recommendations, management uses this information to develop valuation recommendations.

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by nationally recognized statistical rating organizations (“NRSRO”) as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies.  Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate.  We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses that can afford to pay an NRSRO to rate their securities.  However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating.  The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating.  It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A.  Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from a NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on a NRSRO scale.

Company’s System	First NRSRO	Second NRSRO	Gladstone Investment’s Description(a)
>10	Baa2	BBB	Probability of Default (PD during the next ten years is 4% and the Expected Loss (EL is 1% or less)
10	Baa3	BBB-	PD is 5 and the EL is 1 to 2%
9	Ba1	BB+	PD is 10 and the EL is 2 to 3%
8	Ba2	BB	PD is 16 and the EL is 3 to 4%
7	Ba3	BB-	PD is 17.8 and the EL is 4 to 5%
6	B1	B+	PD is 22.0 and the EL is 5 to 6.5%
5	B2	B	PD is 25 and the EL is 6.5 to 8%
4	B3	B-	PD is 27 and the EL is 8 to 10%
3	Caa1	CCC+	PD is 30 and the EL is 10.0 to 13.3%
2	Caa2	CCC	PD is 35 and the EL is 13.3 to 16.7%
1	Caa3	CC	PD is 65 and the EL is 16.7 to 20%
0	N/a	D	PD is 85 or there is a Payment Default and the EL is greater than 20%

(a) the default rates set here are for a ten year term debt, if the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on the company’s risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  The following table lists the risk ratings for all of the debt securities by quarter during the fiscal year ended March 31, 2006:

Rating	June 30, 2005	September 30, 2005	December, 2005	March 31, 2006
Average	n/a	7.9	7.3	7.1
Weighted Average	n/a	7.5	7.3	6.6
Highest	n/a	9.0	9.0	9.0
Lowest	n/a	7.0	6.0	5.0

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At March 31, 2006, no payments were past due on any of our debt securities.  The decrease in quarterly ratings for fiscal 2006 in the above scale is due to a movement of our investments from senior syndicate loans to subordinated debt and mezzanine loans.  Additionally, we do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for a participation in a syndicated loan, then we value it at the indicative bid price offered by the syndication agent on the valuation date.  At March 31, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 19 debt securities in our portfolio.

For debt securities that are not publicly traded, for which there is no market, or for which there is a market but have not been rated by a NRSRO, we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to sell the security in a current sale.  To determine the current sale price of the security, we consider some or all of the following factors:

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

•                  statistical ratios compared to other similar securities; and

•                  other pertinent factors.

For those debt securities for which S&P prepares valuation recommendations, we provide the foregoing information to S&P for its use in preparing its recommendations.

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At March 31, 2006 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At March 31, 2006 we had $12.8 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $140.5 million.

At March 31, 2006 we had total unrealized appreciation of approximately $113,000, which was mainly composed of net unrealized appreciation of our syndicated loan investments.

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of investment company taxable income, as defined by the Code.  We have a policy to pay out as a dividend up to 100% of that amount.

Revenue Recognition

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. Conditional interest or a success fee is recorded upon full repayment of a loan investment.

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company. We provide these and other services through our adviser, GMC.   Currently, neither we nor GMC receive fees in connection with managerial assistance. However, GMC, receives the fees for the other services it provides, and 50% of those fees for other services are credited to the investment advisory fees due to GMC.  These other fees are generally paid to GMC upon the closing of the investment.  These fees are generally non-recurring, are recognized as revenue when earned and are paid directly to GMC by the borrower or potential borrower.  The services GMC provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion which is payable either to us or GMC. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant services in connection with our investment, loan fees paid directly to GMC in such situations are deferred and amortized over the life of the loan.

RESULTS OF OPERATIONS

For the period June 22, 2005 (commencement of operations) to March 31, 2006

Investment Income

Investment income for the period June 22, 2005 (commencement of operations) to March 31, 2006 was $7,370,856 and consisted of interest income on our portfolio investments of $2,705,965, interest income of $4,434,706 from cash and cash equivalents, representing income earned on the investment of the net proceeds of our initial public offering and $230,185 of fee and other income.

The annualized weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 7.02% for the period June 22, 2005 (commencement of operations) to March 31, 2006.

Operating Expenses

Operating expenses for the period June 22, 2005 (commencement of operations) to March 31, 2006 were $1,486,958.

The administration fee payable to Gladstone Administration was $288,471 for the period June 22, 2005 (commencement of operations) to March 31, 2006. This fee consists of our allocable portion of Gladstone Administration’s rent and other overhead expenses and the allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. The allocable portion of our expenses is derived by multiplying Gladstone Administration’s total expenses by the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by GMC.

The base management fee to GMC was $360,771 for the period June 22, 2005 (commencement of operations) to March 31, 2006. The base management fee is computed monthly as described under “Investment Management and Advisory Agreement.”

The following table sets forth the quarterly computations of the management fee for the three months ended March 31, 2006, December 31, 2005, September 30, 2005 and June 30, 2005:

	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005
Fee:
Fee assessed based on invested assets	$557,730	$265,522	$92,108	$—
Gross management fee before fee revenue credit	557,730	265,522	92,108	—

Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	554,589	—	—	—
Net management fee for the three months ended:	$3,141	$265,522	$92,108	$—

Directors’ fees for the period June 22, 2005 (commencement of operations) to March 31, 2006 were $160,000 and consisted of the amortization of the directors’ annual stipend and individual meeting fees.

Insurance expense for the period June 22, 2005 (commencement of operations) to March 31, 2006 was $184,642 and consisted of the amortization of the directors and officers insurance policy and professional liability policy.

Organizational costs for the period June 22, 2005 (commencement of operations) to March 31, 2006 were $7,002 and consisted of expenses incurred in connection with the preparation of certain administrative agreements.

Professional fees for the period June 22, 2005 (commencement of operations) to March 31, 2006 were $163,369 and primarily consisted of legal fees and audit and accounting fees.

Stockholder related costs for the period June 22, 2005 (commencement of operations) to March 31, 2006 were $89,563 and consisted of the amortization of annual NASDAQ listing fees, transfer agent fees, Securities and Exchange Commission filing and press release costs.

Interest expense for the period June 22, 2005 (commencement of operations) to March 31, 2006 was $378 and consisted of interest due on a loan payable to affiliate, which was repaid in June 2005.

Taxes and licenses expense for the period June 22, 2005 (commencement of operations) to March 31, 2006 was $195,270 and was comprised of fees surrounding state and regulatory licensing, registration and other corporate filing fees.  Of this amount, approximately $185,000 related to franchise taxes to the state of Delaware for calendar year 2005 and the first quarter of calendar year 2006.  The maximum franchise tax that will be paid to the state of Delaware for a calendar year is $165,000; however the current fiscal year expense includes franchise tax from our date of incorporation in February 2005 through December 31, 2005, in addition to an accrual of $41,250 for the current 2006 calendar year.  We expect that in future periods this amount will remain at $165,000 annually subject to future increases by the state of Delaware.

General and administrative expenses for the period June 22, 2005 (commencement of operations) to March 31, 2006 were $37,492 and consisted of conferences, travel, bank fees and miscellaneous expenses.

Realized and Unrealized Gain (Loss) on Investments

For the period June 22, 2005 (commencement of operations) to March 31, 2006, we recognized an aggregate of $57,431 of realized gains on related to the sale of five loan participations and we recorded net unrealized appreciation of investments in the aggregate amount of $112,968.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $6,054,297 for the period June 22, 2005 (commencement of operations) to March 31, 2006. Based on basic and diluted weighted average common shares of 16,391,589 outstanding, our net increase in net assets from operations per basic and diluted weighted average common share for the period June 22, 2005 (commencement of operations) to March 31, 2006 was $0.37.

We do not expect this level of investment income and operating expenses to be indicative of our future operating performance. In particular, we expect investment income to increase in future periods, as compared to the period June 22, 2005 (commencement of operations) to March 31, 2006 as a result of the investment of the net proceeds from the initial public offering and as we make investments in portfolio company securities that we expect will yield a greater return than the cash and cash equivalents in which the vast majority of the net proceeds of our initial public offering are currently invested.

We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and may potentially begin to incur incentive fees. Our administrative expenses payable to Gladstone Administration are also likely to increase during future periods as our average assets increase in comparison to average assets at March 31, 2006 and as the expenses incurred by Gladstone Administration to support our operations increase.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the period June 22, 2005 (commencement of operations) to March 31, 2006 was approximately $148.1 million and consisted of the funding of our portfolio investments and their respective principal repayments, net investment income generated from our portfolio and short-term investments, an increase in accounts payable, base management fee and administrative fees payable and accrued expenses offset by an increase in interest receivable and prepaid assets.

A summary of our investment activity for the period ended March 31, 2006 is as follows:

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Gain on Disposal

June 30, 2005	$—	$—	$—	$—
September 30, 2005	40,844,381	333,363	—	—
December 31, 2005	23,376,958	1,043,120	2,000,000	38,056
March 31, 2006	96,425,131	425,054	3,522,500	19,375
Total	$160,646,470	$1,801,537	$5,522,500	$57,431

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2007	$1,117,733
2008	3,794,224
2009	3,947,053
2010	11,516,595
2011	36,820,199
Thereafter	82,472,120

Total contractual repayments	139,667,924

Investments in equity securities	12,778,508
Unamortized premiums on debt securities:	822,890
Total	$153,269,322

Cash provided by financing activities consisted of the net proceeds from the initial public offering of $230,292,203 (which includes $30.1 million of proceeds received in July 2005 in connection with the closing of the underwriters’ over-allotment option and other related offering costs and does not include approximately $48,000 of offering costs incurred prior to fiscal 2006), partially offset by the payment of dividends of $6,458,439 and the repayment of the loan payable to affiliate of $50,000. Our dividends paid of $6,458,439 for the 2006 fiscal year exceeded net investment income (including realized gains) by $517,110. We declared these dividends based on estimates of net investment income for the 2006 fiscal year. Our investment pace was slower than expected in our first year of operations, and consequently, net investment income was lower than originally anticipated.

As a result of the initial public offering and other factors listed above, during the period June 22, 2005 (commencement of operations) to March 31, 2006, cash and cash equivalents increased from $3,636 at the beginning of the period to $75,672,605 at the end of the period. We will continue to use the proceeds from our initial public offering to make investments in syndicated loans, subordinated debt, mezzanine debt, preferred stock and other higher yielding investments. Further, we expect to establish a line of credit facility to enable us to continue our investment activities.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2006	Mar. 17, 2006	Mar. 31, 2006	$0.07
January 10, 2006	Feb. 16, 2006	Feb. 28, 2006	$0.07
January 10, 2006	Jan. 23, 2006	Jan. 31, 2006	$0.07
October 7, 2005	Dec. 21, 2005	Dec. 31, 2005	$0.04
October 7, 2005	Nov. 21, 2005	Nov. 30, 2005	$0.04
October 7, 2005	Oct. 21, 2005	Oct. 30, 2005	$0.04
July 7, 2005	Sept. 22, 2005	Sept. 30, 2005	$0.02
July 7, 2005	Aug. 23, 2005	Aug. 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2006, we were a party to signed and non-binding term sheets for three allocations of syndicate loan participations.  The future scheduled contractual payments at March 31, 2006 are as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	20,000,000	20,000,000
Total	$20,000,000	$20,000,000	$—	$—	$—

As of the date of this report, the investment purchase obligations above have been funded. See Note 13 “Subsequent Events” in our Consolidated Financial Statements for further information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. Currently our entire investment portfolio is comprised of investments earning variable rates of interest. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

We expect to borrow funds to finance future lending activities after we have substantially fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. To date, we have not borrowed any funds nor do we currently foresee the short-term necessity to borrow funds.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant. Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $1.1 million or 19%, over the next twelve months, compared to the net increase in net assets resulting from operations for the period June 22, 2005 (commencement of operations) to March 31, 2006. A hypothetical decrease in the one month LIBOR by 1% would decrease our net increase in net assets resulting from operations by approximately $1.1 million or 19%, over the next twelve months, compared to the net increase in net assets from operations for the period June 22, 2005 (commencement of operations) to March 31, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Further, at March 31, 2006 approximately 75% of our investment portfolio consisted of senior syndicated loans and cash equivalents which are not indicative of the future composition of our portfolio.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on the Financial Statements

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepares the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Gladstone Investment Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Investment Corporation (the “Company”) at March 31, 2006 and March 31, 2005, and the results of its operations, changes in its net assets, and its cash flows for the period from June 22, 2005 (commencement of operations) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia

June 13, 2006

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31,	March 31,
	2006	2005

ASSETS
Non-Control/Non-Affiliate investments (Cost 3/31/06: $97,423,004)	$97,585,972	$—
Control investments (Cost 3/31/06: $55,846,318)	55,796,318	—
Total investments at fair value (Cost 3/31/06: $153,269,322)	153,382,290	—
Cash and cash equivalents	75,672,605	3,636
Interest receivable	761,388	—
Prepaid insurance	99,874	—
Deferred offering costs	—	47,864
Due from Adviser	234,551	—
Other assets	173,099	—
TOTAL ASSETS	$230,323,807	$51,500

LIABILITIES
Administration fee payable to Gladstone Administration	110,002	—
Loan payable to affiliate	—	50,000
Accrued expenses	367,031	—
Other liabilities	5,077	—
Total Liabilities	482,110	50,000
NET ASSETS	$229,841,697	$1,500

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 and 100 shares issued and outstanding, respectively	$16,560	$—
Capital in excess of par value	230,229,279	1,500
Net unrealized appreciation of investment portfolio	112,968	—
Distributions in excess of net investment income	(517,110)	—
Total Net Assets	$229,841,697	$1,500
Net assets per share	$13.88	$15.00

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2006

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (6.9%, Due 2/2016) (3)	$5,056,761	$5,056,250

Graham Packaging Holdings Co.	Manufacturing-custom blow molded	Senior Term Debt (7.0%, Due 10/2011) (3)	10,071,296	10,061,087

Hertz Equipment Rental Corporation	Service - car rentals	Senior Term Debt (6.7%, Due 12/2010) (3)	871,388	876,560

Latham Manufacturing Corp.	Manufacturing-swimming pool components accessories	Senior Term Debt (7.8%, Due 12/2010) (3)	4,454,333	4,461,188

Le-Natures, Inc.	Marketing and Development - natural beverages	Senior Term Debt (7.7%, Due 6/2010) (3)	5,042,467	5,074,713

LVI Services, Inc.	Service-asbestos and mold remediation	Senior Term Debt (7.3%, Due 11/2010) (3)	6,511,390	6,540,483

Madison River Capital LLC	Service-communications and information	Senior Term Debt (6.8%, Due 7/2012) (3)	5,788,660	5,829,062

Maidenform, Inc.	Intimate apparel	Senior Term Debt (6.5%, Due 5/2010) (3)	3,118,448	3,122,787

MedAssets, Inc.	Pharmaceuticals and healthcare GPO	Senior Term Debt (7.7%, Due 7/2010) (3)	2,340,111	2,348,526

Ozburn-Hessey Holding Co. LLC	Third party logistics provider	Senior Term Debt (7.3%, Due 8/2012) (3)	6,382,673	6,376,646

Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.0%, Due 3/2013) (3)	4,360,777	4,359,125

Revere Industries, LLC	Manufacturing-plastic and metal components	Senior Term Debt (7.6%, Due 9/2010) (3)	3,508,831	3,504,546

RPG Holdings, Inc.	Manufacturing and Design - greeting cards	Senior Term Debt (8.2%, Due 12/2011) (3)	5,001,332	5,000,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.2%, Due 12/2011) (3)	1,404,081	1,415,702

SunGard Data Systems, Inc.	Integrated software and processing solutions	Senior Term Debt (7.2%, Due 2/2013) (3)	10,033,531	10,049,063

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (7.8%, Due 12/2011) (3)	5,006,982	5,012,438

TexStar Operating, L.P.	Manufacturing - midstream natural gas processing	Senior Term Debt (8.3%, Due 12/2011) (3)	3,000,161	2,999,981

US Investigative Services, Inc.	Service-background investigations	Senior Term Debt (7.4%, Due 10/2012) (3)	9,948,345	9,984,478

Wastequip, Inc.	Manufacturing-waste removal equipment	Senior Term Debt (7.0%, Due 7/2011) (3)	5,521,437	5,513,337

Total Non-Control/Non-Affiliate Investments			97,423,004	97,585,972

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS

Chase II Holdings Corporation	Manufacturing - Traffic doors	Revolving Credit Facility (5)	—	—
		Senior Term Debt (9.1%, Due 3/2011)	12,900,000	12,900,000
		Senior Term Debt (12.0% Due 3/2011)	8,000,000	8,000,000
		Subordinated Term Debt (13% Due 3/2013)	6,167,810	6,167,810
		Redeemable Preferred Stock (4)	6,960,806	6,960,806
		Common Stock (4)	61,384	61,384
			34,090,000	34,090,000

Hailey Transport Corporation	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012)	4,000,000	3,950,000
		Common Stock (4)	2,500,000	2,500,000
			6,500,000	6,450,000

Quench Holdings Corporation	Service - sales, installation and service	Revolving Credit Facility (6)	—	—
	of water coolers	Senior Term Debt (9.1%, Due 3/2011)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011)	8,000,000	8,000,000
		Common Stock (4)	3,256,318	3,256,318
			15,256,318	15,256,318

Total Control Investments			55,846,318	55,796,318

Total Investments			153,269,322	153,382,290

Cash equivalents
	Government	US Treasury Bill	3,989,800	3,989,800
		(4.2%, 4/20/2006)

	Government	US Treasury Bill	15,241,694	15,241,694
		(4.4%, 4/27/2006)

	Government	US Treasury Bill	35,132,347	35,132,347
		(4.4%, 5/4/2006)

	Government	US Treasury Bill	15,243,245	15,243,245
		(4.4%, 5/25/2006)

Total cash equivalents:			69,607,086	69,607,086
Total investments and cash equivalents:			$222,876,408	$222,989,376

(1)  Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)  Percentage represents the weighted average interest rates in effect at March 31, 2006 and due date represents the contractual maturity date.

(3)  Marketable securities are valued based on the indicative bid price, as of March 31, 2006, from the respective originating syndication agent’s trading desk.

(4)  Security is non-income producing

(5)  Total available under the revolving credit facility is $500,000 which was undrawn as of March 31, 2006.

(6)  Total available under the revolving credit facility is $2,000,000 which was undrawn as of March 31, 2006.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

For the period June 22, 2005 (Commencement of Operations) to March 31, 2006

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$2,450,906
Control investments	255,059
Cash and cash equivalents	4,434,706
Total interest income	7,140,671
Fee income — Control investments	230,000
Other income	185
Total investment income	7,370,856

EXPENSES
Administration fee	288,471
Base management fee	360,771
Directors fees	160,000
Insurance expense	184,642
Professional fees	163,369
Stockholder related costs	89,563
Organizational costs	7,002
Interest expense	378
Taxes and licenses	195,270
General and administrative expenses	37,492
Total expenses	1,486,958
NET INVESTMENT INCOME	5,883,898

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized gain on sale of Non-Control/Non-Affiliate investments	57,431
Net unrealized appreciation of investment portfolio	112,968
Net gain on investments	170,399

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 5)	$6,054,297

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.37

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,391,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

For the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Operations:
Net investment income	$5,883,898
Realized gain on sale of investments	57,431
Unrealized appreciation of portfolio	112,968
Increase in net assets from operations	6,054,297

Capital transactions:
Issuance of common stock	230,244,339
Dividends from net investment income	(6,458,439)
Total increase in net assets from capital transactions	223,785,900

Total increase in net assets	229,840,197

Net Assets
Commencement of operations	1,500
End of period	$229,841,697

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period June 22, 2005 (Commencement of Operations) to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$6,054,297
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(160,646,470)
Principal repayments of investments	1,801,537
Proceeds from the sale of debt investments	5,579,931
Net unrealized appreciation of investment portfolio	(112,968)
Net realized gains on sales of investments	(57,431)
Net amortization of premiums and discounts	53,111
Increase in interest receivable	(761,388)
Increase in prepaid insurance	(99,874)
Increase in other assets	(173,099)
Increase in other liabilities	5,077
Increase in administration fee payable to Gladstone Administration	110,002
Decrease in base management fee payable to Gladstone Management	(234,551)
Increase in accrued expenses	367,031
Net cash used in operating activities	(148,114,795)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common stock (including deferred offering costs of $47,864)	230,292,203
Distributions paid	(6,458,439)
Decrease in loan payable to affiliate	(50,000)
Net cash provided by financing activities	223,783,764

NET INCREASE IN CASH AND CASH EQUIVALENTS (1)	75,668,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,672,605

CASH PAID DURING PERIOD FOR INTEREST TO AFFILIATE	$378

(1)          Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

For the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Per Share Data (1)
Balance at beginning of period	$—
Net proceeds from initial public offering (2)	13.95
Offering costs	(0.05)

Income from investment operations:
Net investment income (3)	0.36
Realized gain on sale of investments (3)	0.00
Net unrealized appreciation of investments (3)	0.01
Total from investment operations	0.37
Distributions	(0.39)
Net asset value at end of period	$13.88

Per share market value at beginning of period	$15.00
Per share market value at end of period	15.10
Total Return (4)	3.39%
Shares outstanding at end of period	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$229,841,697
Average net assets (5)	$226,875,738
Ratio of expenses to average net assets (6)	0.66%
Ratio of net investment income to average net assets (6)	2.59%

(1)       Based on actual shares outstanding.

(2)       Net of initial underwriting discount of $1.05 per share.

(3)       Based on weighted average basic per share data.

(4)       Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.

(5)       Average net assets calculated from June 22, 2005 (commencement of operations) to March 31, 2006.

(6)       Amounts are not annualized

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note 1. Organization

Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005 and completed an initial public offering on June 22, 2005.   The Company has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”), as amended. In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses.

The Company is externally managed by Gladstone Management Corporation (“GMC”), an unconsolidated affiliate of the Company.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Consolidation

Under Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased. Cash and cash equivalents are carried at cost which approximates fair value as of March 31, 2006.

Concentration of Credit Risk

The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit.

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. The Company currently engages Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success or exit fees or other equity like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a lag between when the Company closes a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of the loan in accordance with the Company’s valuation policy without the input of S&P.  Because S&P does not perform independent valuations of mortgage loans or equity securities, the Board of Directors also determines the fair value of these investments without the input of S&P.  The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations.

Classification of Investments

The 1940 Act requires classification of the Company’s investments by its respective level of control.  As defined in the 1940 Act, “Control Investments” are investments in those portfolio companies that the Company is deemed to “Control”.  “Affiliate Investments” are investments in those portfolio companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments.  “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.  In general, the 1940 Act prescribes that the Company has control over a portfolio company if it owns greater than 25% of the voting securities of the portfolio company.  The Company is deemed to be an affiliate of a portfolio company if it owns between 5% and 25% of the voting securities of such portfolio company or has one or more seats on the affiliated company’s Board of Directors.  However, if the Company holds 50% or more representation on a portfolio company’s Board of Directors, the Company will be deemed to have control over the portfolio company.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  Conditional interest or a success fee is recorded upon full repayment of a loan investment.

Dividend Income

Dividend income is recognized on the accrual basis for preferred equity securities to the extent that such amounts are expected to be collected. The Company stops accruing dividends on our investments when it is determined that the dividend is no longer collectible.

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objective and policies of the respective portfolio company. The Company provides these and other services through its Adviser, GMC.   Currently, neither the Company, nor GMC receives fees in connection with managerial assistance. However, GMC receives fees for the other services it provides, and one half of those fees for other services are credited to the investment advisory fees due to GMC.  These other fees are generally paid to GMC upon the closing of the investment.  These fees are typically non-recurring, are recognized as revenue when earned and are paid directly to GMC by the borrower or potential borrower.  The services GMC provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion. From time to time, the Company is invited to participate as a co-lender in a transaction. In the event that the Company does not provide significant services in connection with the investment, loan fees paid directly to GMC in such situations are deferred and amortized over the life of the loan in accordance with Statement of Financial Accounting Standards No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition.  Unrealized appreciation or depreciation displays the difference between the fair market value of the investment and the cost basis of such investment.

Investment Advisory and Management Agreement with Gladstone Management Corporation

Pursuant to the Company’s investment advisory and management agreement with GMC, the Company will pay GMC a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2% computed on the basis of the Company’s gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of the Company’s initial public offering that are not invested in debt and equity securities of portfolio companies.  Through March 31, 2006, the base management fee was computed and payable monthly.  Subsequent to March 31, 2006, the base management fee will be computed monthly and payable quarterly to GMC.   Beginning in periods subsequent to June 30, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the Company’s gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This calculation was set to begin in periods after March 31, 2006, however, on April 11, 2006 the Company’s Board of Directors accepted a voluntary waiver from GMC that will allow the current calculation of the base management fee to be effective through June 30, 2006.  When GMC receives fees from the Company’s portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that the Company would otherwise be required to pay to GMC.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee will reward the Adviser if the Company’s quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of our net assets.  The Adviser will receive a capital gains incentive fee of 20% of the Company’s realized capital gains (net of realized capital losses and unrealized capital depreciation).

Administration Agreement with Gladstone Administration, LLC

The Company has entered into an administration agreement with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of GMC, which is controlled by the Company’s chairman and chief executive officer. Pursuant to the administration agreement, Gladstone Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of the Company’s required administrative services. Such required administrative services include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission.

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

Federal Income Taxes

The Company intends to continue to qualify for treatment as a RIC under Subchapter M of the Code. As a RIC, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code.

Dividends

Distributions to stockholders are recorded on the ex-dividend date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a dividend to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a dividend is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company has a policy of retaining long-term capital gains, if any, and not paying them out as dividends.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance.  The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal year 2007.  The Company does not expect this pronouncement to have a material impact on the Company’s financial position or net increase to net assets resulting from operations.

Note 3. Investments

At March 31, 2006 the Company held investments in Non-Control/Non-Affiliates of approximately $97.6 million.  These investments all represent syndicated loan participations of senior notes of both public and private companies representing approximately 42% of the Company’s net assets at March 31, 2006.

On March 27, 2006, the Company invested $3.3 million in Quench Holdings Corporation (“Quench Holdings”) to purchase  $3.0 million of preferred units in Quench USA, LLC (“Quench USA”) and $0.3 million of warrants to purchase 6,041,538 common units of Quench USA.  Quench Holdings is wholly-owned by the Company.  Quench USA installs and services water coolers in commercial settings using machines that filter and purify water dispensed from a facility’s existing water supply.  In addition, the Company made a $4.0 million senior term loan and an $8.0 million subordinated loan to Quench USA, both maturing on March 27, 2011.  The Company further entered into a $2.0 million revolving promissory note agreement with Quench USA that remains undrawn as of March 31, 2006.

On March 17, 2006, the Company invested approximately $7.1 million in Chase II Holding Corporation (“Chase Holding”) to purchase $7.0 million of preferred stock and $0.1 million of common stock of Chase Industries, Inc. (“Chase Industries”).  As a result of these equity holdings, the Company currently has 2 out of 4 seats on Chase Industries’ Board of Directors.  Chase Industries is a leading designer, manufacturer and marketer of impact traffic doors and sliding door systems in North America, serving over 4,000 retail, commercial and industrial customers in the United States, Canada Mexico and selected international markets.  The Company also made two senior term loans to Chase Industries in the amounts of $12.9 million and $8.0 million, both maturing on March 17, 2011.  In addition, the Company made a $7.0 million subordinated loan to Chase Industries maturing March 17, 2013, of which $6.2 million was actually disbursed.  Finally, the Company extended a revolving promissory note of $0.5 million to Chase Industries that remains undrawn as of March 31, 2006.

On January 4, 2006, the Company invested $2.5 million in Hailey Transport Corporation (“Hailey”) to purchase preferred membership interests in Rocky Mountain Bus Company, LLC (“RMBC”). The acquired membership interests represent a $4.2 million interest in RMBC to which Hailey enabled RMBC to borrow the additional $1.7 million in the recapitalization.  Hailey is wholly-owned by the Company. RMBC is the sole owner of Auto Safety House LLC (“ASH”), a retailer and service-provider for school buses, commercial buses, trucks and trailers in Arizona and Nevada. Also on January 4, 2006, the Company made a loan of $4.0 million comprised of subordinated notes to RMBC and ASH maturing on January 4, 2012.

The following table summarizes the contractual principal amortization and maturity of the Company’s investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2007	$1,117,733
2008	3,794,224
2009	3,947,053
2010	11,516,595
2011	36,820,199
Thereafter	82,472,120
Total contractual repayments	139,667,924

Investments in equity securities	12,778,508
Unamortized premiums on debt securities:	822,890
Total	$153,269,322

Note 4. Commitments and Contingencies

At March 31, 2006 the Company was party to signed and non-binding term sheets for three allocations of syndicate loan participations for an aggregate amount of $20.0 million.

All prospective investments are subject to, among other things, the satisfactory completion of the Company’s due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective loan, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received.   All three allocations were funded subsequent to March 31, 2006.

Note 5. Common Stock Transactions

	Common Stock
	Shares	Amount

Beginning balance, March 31, 2005	100	$1,500

Issuance of common shares in public offering (net of offering costs of $767,661)	16,560,000	230,244,339

Ending balance, March 31, 2006	16,560,100	$230,245,839

Note 6. Net Increase in Net Assets Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the period June 22, 2005 (Commencement of Operations) to March 31, 2006:

For the period June 22, 2005 (Commencement of Operations) to March 31, 2006

Numerator for basic and diluted net increase in net assets resulting from operations per share	$6,054,297

Denominator for basic and diluted shares	16,391,589

Basic and diluted net increase in net assets per share resulting from operations	$0.37

Note 7. Related Party Transactions

License Agreement

The Company has entered into a license agreement with GMC, pursuant to which GMC has granted the Company a non-exclusive license to use the name “Gladstone” and the “Diamond G” trademark. This license agreement requires the Company to pay GMC a royalty fee of $1 per quarter and is recorded in general and administrative expenses on the statement of operations. The amount of the fee is negotiable on an annual basis by the Company’s compensation committee and approved by a majority of the Company’s independent directors.

Loan Payable to Affiliate

On June 30, 2005, the Company repaid a $50,000 loan payable to its chairman and chief executive officer. The demand recourse promissory note accrued interest at the rate of 3% per annum and was repaid with accrued interest of $378 using a portion of the net proceeds from the Offering.

Note 8. Dividends

The following table illustrates the monthly dividends per share for the period June 22, 2005 (Commencement of Operations) to March 31, 2006:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2006	Mar. 17, 2006	Mar. 31, 2006	$0.07
January 10, 2006	Feb. 16, 2006	Feb. 28, 2006	$0.07
January 10, 2006	Jan. 23, 2006	Jan. 31, 2006	$0.07
October 7, 2005	Dec. 21, 2005	Dec. 31, 2005	$0.04
October 7, 2005	Nov. 21, 2005	Nov. 30, 2005	$0.04
October 7, 2005	Oct. 21, 2005	Oct. 30, 2005	$0.04
July 7, 2005	Sept. 22, 2005	Sept. 30, 2005	$0.02
July 7, 2005	Aug. 23, 2005	Aug. 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02
		Total Fiscal 2006	$0.39

Aggregate dividends declared and paid for the 2006 fiscal year were approximately $6.5 million which were declared based on an estimate of net investment income for the year.  Net investment income exceeded dividends declared by approximately $0.5 million.

Note 9. Fee Income

As a result of fees received by GMC for its services to portfolio companies on the Company’s behalf as discussed in Note 2, the Company recognized a reduction of $0.5 million in its base management fee payable to GMC under the investment advisory agreement between the Company and GMC for the period June 22, 2005 (Commencement of Operations) to March 31, 2006.  In addition, the Company recognized $0.2 million in financing fees for the period June 22, 2005 (Commencement of Operations), to March 31, 2006 for fees associated with the closing of financings for one of its portfolio investments.

Note 10. Advisory Agreement with Gladstone Management Corporation

We have entered into an investment advisory and management agreement with GMC, which is controlled by our chairman and chief executive officer. In accordance with the investment advisory and management agreement, we will pay GMC a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2% computed on the basis of the Company’s gross invested assets, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of the Company’s initial public offering that are not invested in debt and equity securities of portfolio companies.  Through March 31, 2006, the base management fee was computed and payable monthly.  Subsequent to March 31, 2006, the base management fee will be computed monthly and payable quarterly to GMC.   Beginning in periods subsequent to June 30, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the Company’s gross assets, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This calculation was set to begin in periods after March 31, 2006, however, on April 11, 2006 the Company’s Board of Directors accepted a voluntary waiver from GMC that will allow the current calculation of the base management fee to be effective through June 30, 2006.  When GMC receives fees from the Company’s portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that the Company would otherwise be required to pay to GMC.

The following table sets forth the quarterly computation of the management fee for the three months ended March 31, 2006, December 31, 2005, September 30, 2005 and June 30, 2005:

	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005
Fee:
Fee assessed based on invested assets	$557,730	$265,522	$92,108	$—
Gross management fee before fee revenue credit	557,730	265,522	92,108	—

Direct Credit to Management Fee:
Fee revenue recorded by Gladstone Management:	554,589	—	—	—
Net management fee for the three months ended:	$3,141	$265,522	$92,108	$—

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

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 1.75% of our net assets per quarter (7% annualized). For this purpose, “net assets” means total assets less total liabilities and less preferred stock if any. Because the hurdle rate is fixed and has been based on current interest rates, if interest rates increase, it would become easier for investment income to exceed the hurdle rate and, as a result, more likely that GMC will receive an income-based incentive fee than if interest rates on our investments remained constant. On the other hand, if interest rates rise, there will be greater risk that small and medium-sized businesses cannot make payments, which risk may result in fewer opportunities to make safe investments. Our net investment income used to calculate this income-based portion of the incentive fee is also included in the amount of gross assets used to calculate the 2% base management fee. We will pay GMC an income-based incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•                       no incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.75% (7% annualized);

•                       100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125% of the hurdle rate (2.1875%) in any calendar quarter (8.75% annualized). This portion of the income-based incentive fee is referred to as the “catch-up.” The “catch-up” provision is intended to provide GMC with an incentive fee of 20% on all of pre-incentive fee net investment income up to 125% of the quarterly hurdle rate once the hurdle rate has been surpassed; and

•                       20% of the amount of pre-incentive fee net investment income, if any, that exceeds 125% of the quarterly hurdle rate of 2.1875% in any calendar quarter (8.75% annualized).

The foregoing calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases made during the current quarter.

The capital gains incentive fee will be determined and payable annually in arrears as of the end of each fiscal year (or upon termination of the investment advisory agreement, as of the termination date), commencing on March 31, 2006, and will equal 20.0% of the realized capital gains since inception through the end of the current fiscal year, if any, computed net of all realized capital losses, and unrealized capital depreciation  since inception at the end of each fiscal year. In determining the capital gains incentive fee payable to GMC, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses and depreciation since inception to the end of the current fiscal year with respect to each of the investments in the portfolio. For this purpose, cumulative aggregate realized capital gains, if any, will equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses will equal the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. Aggregate unrealized capital depreciation will equal the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of net capital gains (after losses and depreciation) that will serve as the basis for the calculation of the capital gains incentive fee will equal the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the portfolio of investments. If this number is positive at the end of such fiscal year, then the capital gains incentive fee for such year will be equal to 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the portfolio since inception.

Because of the structure of the incentive fee, it is possible that we may have to pay an incentive fee in a quarter where we incur a loss. For example, we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income incentive fee even if we have incurred a loss in that quarter due to realized or unrealized capital depreciation on investments.

Because pre-incentive fee net investment income was below the hurdle rate no income-based incentive fee was recorded for the period June 22, 2005 (Commencement of operations) to March 31, 2006.  In addition, there was no capital gains incentive fee as unrealized capital depreciation exceeded net realized capital appreciation for the period June 22, 2005 (Commencement of operations) to March 31, 2006.

Note 11. Administration Agreement with Gladstone Administration, LLC

The Company has entered into an administration agreement with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of GMC. Pursuant to the administration agreement, Gladstone Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of the Company’s required administrative services. Such required administrative services include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission.

The administration agreement requires the Company to reimburse Gladstone Administration for the performance of its obligations under the administration agreement. The reimbursement is based upon the allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and the allocable portion of salaries and benefits of the Company’s chief financial officer, controller, chief compliance officer and their respective staff. The Company recorded fees to Gladstone Administration on the statement of operations of $288,471 for the period June 22, 2005 (commencement of operations) to March 31, 2006. As of March 31, 2006 $110,002 was unpaid and included in administration fee payable to Gladstone Administration in the accompanying balance sheet.

Note 12. Federal and State Income Taxes

The Company operates and intends to continue to operate, in a manner to qualify for treatment as a RIC under Subchapter M of the Code.  As a RIC, the Company is not subject to federal or state income tax on the portion of its taxable income and gains distributed to stockholders.  To qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code and as such no income tax provisions have been recorded for the Company.

Note 13. Subsequent Events

Investments

Through June 8, 2006, the Company purchased additional loan participations of 3 portfolio companies of approximately $3.6 million and loan participations of 7 companies not currently in our investment portfolio of approximately $24.0 million. In addition, the Company sold 3 of its loan participations totaling $15.5 million realizing an aggregate net loss of approximately $3,000 on the transactions.

Through June 8, 2006, Quench USA, LLC borrowed $400,000 against their $2.0 million credit facility issued by the Company.

Dividends

On April 11, 2006, the Company’s Board of Directors declared the following monthly dividends which it believes will be paid from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07

Note 14. Selected Quarterly Data (Unaudited)

	Period June 22, 2005 (Commencement of operations) to March 31, 2006
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006

Total Investment Income	$48,198	$1,806,590	$2,321,688	$3,194,380
Net Investment Income	19,800	1,412,906	1,752,570	2,698,622
Net Increase in Net Assets Resulting From Operations	19,800	1,476,732	1,614,747	2,943,018

Net Increase in Net Assets Resulting From Operations per Weighted Average Common Share (Basic & Diluted)	$—	$0.09	$0.10	$0.18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

a)  Disclosure Controls and Procedures

As of March 31, 2006 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.  However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

c) Not applicable

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2006 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2006 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Compensation of Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Certain Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.             DOCUMENTS FILED AS PART OF THIS REPORT

1.                                       The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Assets and Liabilities as of March 31, 2006 and March 31, 2005
Consolidated Schedule of Investments as of March 31, 2006
Consolidated Statements of Operations for the period June 22, 2005 (Commencement of operations) to March 31, 2006
Consolidated Statements of Changes in Net Assets for the period June 22, 2005 (Commencement of operations) to March 31, 2006
Consolidated Statements of Cash Flows for the period June 22, 2005 (Commencement of operations) to March 31, 2 006
Notes to Consolidated Financial Statements

2.                                       Financial statement schedules

The following financial statement schedule is filed herewith:

•                  Schedule 12-14 Investment in and Advances to Affiliates

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.             Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1

Articles of Amendment and Restatement of the Articles of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed March 31, 2005.

3.2	By-laws, incorporated by reference to Exhibit b to the Registration Statement on Form N-2 (File No. 333-123699), filed March 31, 2005.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.E on Form N-2/A (File No. 333-123699), filed June 21, 2005.
10.1*	Investment Advisory and Management Agreement between the Company and Gladstone Management Corporation, dated June 22, 2005
10.2*	Administration Agreement between the Company and Gladstone Administration, LLC, dated June 22, 2005.
10.3*

Trademark License Agreement between the Company and Gladstone Management Corporation, incorporated by reference to Exhibit k.3 to the Registration Statement on Form N-2 (File No. 333-123699), filed on March 31, 2005.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14	Code of Business Conduct and Ethics, dated October 11, 2005, incorporated by reference to Exhibity 14.1 to Current Report on Form 8-K (File No. 814-00704), filed October 12, 2005.
21	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*                                         Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: June 13, 2006	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: June 13, 2006	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: June 13, 2006	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: June 13, 2006	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer (principal financial and accounting officer)

Date: June 13, 2006	By:	/s/ GEORGE STELLJES, III
George Stelljes, III
President, Chief Investment Officer and Director

Date: June 13, 2006	By:
David A.R. Dullum
Director

Date: June 13, 2006	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: June 13, 2006	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: June 13, 2006	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: June 13, 2006	By:
Maurice Coulon
Director

Date: June 13, 2006	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: June 13, 2006	By:
Gerard Mead
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer (1)	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at March 31, 2006	Interest Earned from June 22, 2005 (Commencement of Operations) to March 31, 2006	Equity in Net Profit (Loss) from June 22, 2005 (Commencement of Operations) to March 31, 2006 (3)	Value at March 31, 2006

CONTROL INVESTMENTS
Chase II Holdings Corporation	Revolving Credit Facility	—			$—
	Senior Term Debt	12,900,000			12,900,000
	Senior Term Debt	8,000,000			8,000,000
	Subordinated Term Debt	6,167,810			6,167,810
	Redeemable Preferred Stock (2)	69,608			6,960,806
	Common Stock (2)	61,384			61,384
			$122,536	$—	34,090,000

Hailey Transport Corporation	Senior Subordinated Term Debt	4,000,000			3,950,000
	Common Stock (2)	1,000			2,500,000
			114,667	—	6,450,000
Quench Holdings Corporation	Revolving Credit Facility	—			—
	Senior Term Debt	4,000,000			4,000,000
	Subordinated Term Debt	8,000,000			8,000,000
	Common Stock (2)	1,000			3,256,318
			17,856	—	15,256,318

Total Control Investments			$255,059	$—	$55,796,318

Name of Issuer (1)	Title of Issue or Nature of Indebtedness	Value of Each Item as of March 31, 2005	Gross Additions	Gross Reductions	Value of Each Item as of March 31, 2006

CONTROL INVESTMENTS
Chase II Holdings Corporation	Revolving Credit Facility	$—	$—	$—	$—
	Senior Term Debt	—	12,900,000	—	12,900,000
	Senior Term Debt	—	8,000,000	—	8,000,000
	Subordinated Term Debt	—	6,167,810	—	6,167,810
	Redeemable Preferred Stock (2)	—	6,960,806	—	6,960,806
	Common Stock (2)	—	61,384	—	61,384
		—	34,090,000	—	34,090,000

Hailey Transport Corporation	Senior Subordinated Term Debt	—	4,000,000	50,000	3,950,000
	Common Stock (2)	—	2,500,000	—	2,500,000
		—	6,500,000	50,000	6,450,000

Quench Holdings Corporation	Revolving Credit Facility	—	—	—	—
	Senior Term Debt	—	4,000,000	—	4,000,000
	Subordinated Term Debt	—	8,000,000	—	8,000,000
	Common Stock (2)	—	3,253,318	—	3,256,318
		—	15,256,318	—	15,256,318

Total Control Investments		$—	$55,846,318	$50,000	$55,796,318

(1)  Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)  Security is non-income producing.

(3)  In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments.  Therefore, no equity in the net profit (loss) was recorded as of March 31, 2006.