Form 10-Q
period 2006-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2006-08-02
CIK 1321741

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 1, 2006 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statements of Assets and Liabilities as of June 30, 2006 and March 31, 2006
Schedule of Investments as of June 30, 2006
Schedule of Investments as of March 31, 2006
Statements of Operations for the three months ended June 30, 2006 and for the period June 22, 2005 (Commencement of Operations) to June 30, 2005
Statements of Changes in Net Assets for three months ended June 30, 2006 and for the period June 22, 2005 (Commencement of Operations) to June 30, 2005
Statements of Cash Flows for the three months ended June 30, 2006 and for the period June 22, 2005 (Commencement of Operations) to June 30, 2005
Financial Highlights for the three months ended June 30, 2006 and for the period June 22, 2005 (Commencement of Operations) to June 30, 2005
Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Results of Operations
Liquidity and Capital Resources

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(UNAUDITED)

	June 30, 2006	March 31, 2006
ASSETS
Non-Control/Non-Affiliate investments (Cost 6/30/06: $114,228,222; 3/31/06: $97,423,004)	$113,251,478	$97,585,972
Control investments (Cost 6/30/06: $56,246,318; 3/31/06: $55,846,318)	56,028,640	55,796,318
Total investments at fair value (Cost 6/30/06: $170,474,540; 3/31/06: $153,269,322)	169,280,118	153,382,290
Cash and cash equivalents	58,283,609	75,672,605
Interest receivable	911,817	761,388
Prepaid directors fees	108,750	—
Prepaid insurance	27,262	99,874
Due from Adviser	—	234,551
Other assets	87,488	173,099
TOTAL ASSETS	$228,699,044	$230,323,807

LIABILITIES
Accounts payable	$11,583	$—
Administration fee payable to Gladstone Administration	115,389	110,002
Base management fee payable to Gladstone Management	801,309	—
Accrued expenses	124,876	367,031
Other liabilities	4,763	5,077
Total Liabilities	1,057,920	482,110
NET ASSETS	$227,641,124	$229,841,697

ANALYSIS OF NET ASSETS:

Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 shares issued and outstanding	$16,560	$16,560
Capital in excess of par value	230,229,279	230,229,279
Net unrealized (depreciation) appreciation of investment portfolio	(1,194,421)	112,968
Distributions in excess of net investment income	(1,410,294)	(517,110)
Total Net Assets	$227,641,124	$229,841,697
Net assets per share	$13.75	$13.88

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
June 30, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

Activant	Service - enterprise software and services	Senior Term Debt (7.2%, Due 5/2013) (3)	$4,011,648	$3,955,084

Compsych	Service - independent employee assistance programs	Senior Term Debt (7.8%, Due 2/2012) (3) (7)	3,987,621	3,970,000

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (7.7%, Due 2/2016) (3)	7,873,671	7,751,323

Graham Packaging Holdings Co.	Manufacturing - custom blow molded	Senior Term Debt (7.3%, Due 10/2011) (3)	10,812,573	10,672,535

Hertz Equipment Rental Corp.	Service - car rentals	Senior Term Debt (7.1%, Due 12/2010) (3)	907,056	905,996

J. Crew Operating Corp.	Retail - apparel	Senior Term Debt (9.5%, Due 5/2013) (3)	2,002,783	1,995,000

Latham Manufacturing Corp.	Manufacturing - swimming pool components accessories	Senior Term Debt (7.8%, Due 6/2012) (3)	4,452,061	4,411,557

Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (7.8%, Due 5/2012) (3)	3,002,678	3,015,000

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (7.8%, Due 11/2010) (3)	6,493,631	6,402,825

Madison River Capital LLC	Service - communications and information	Senior Term Debt (7.3%, Due 7/2012) (3)	5,787,111	5,757,188

Maidenform, Inc.	Manufacturing - intimate apparel	Senior Term Debt (7.0%, Due 5/2010) (3)	2,919,899	2,902,084

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (8.5%, Due 7/2010) (3) (7)	2,276,757	2,262,316

NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (6.9%, Due 5/2013) (3)	3,379,643	3,342,198

Nutro Products, Inc.	Manufacturing - pet food	Senior Term Debt (7.3%, Due 4/2012) (3)	2,518,023	2,493,750

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (7.3%, Due 8/2012) (3)	6,117,829	6,036,407

Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.5%, Due 3/2013) (3)	4,338,104	4,300,922

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.6%, Due 12/2011) (3)	5,001,274	5,000,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.3%, Due 12/2011) (3)	1,403,752	1,396,500

SunGard Data Systems, Inc.	Service & manufacturing — integrated software and processing solutions and information availability services	Senior Term Debt (7.7%, Due 2/2013) (3)	10,004,546	9,937,125

Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (8.8%, Due 5/2011) (3)	3,501,284	3,467,650

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (8.7%, Due 12/2011) (3) (7)	4,993,624	4,987,438

TexStar Operating, L.P.	Manufacturing - midstream natural gas processing	Senior Term Debt (8.3%, Due 12/2011) (3) (7)	2,992,315	2,970,075

US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (7.9%, Due 10/2012) (3)	9,945,495	9,873,402

Wastequip, Inc.	Manufacturing - waste removal equipment	Senior Term Debt (7.7%, Due 7/2011) (3)	5,504,844	5,445,103

Total Non-Control/Non-Affiliate Investments			114,228,222	113,251,478

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Continued)
June 30, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
CONTROL INVESTMENTS

Chase II Holdings Corporation	Manufacturing - traffic doors	Revolving Credit Facility (5)	—	—
		Senior Term Debt (9.6%, Due 3/2011) (7)	12,900,000	12,900,000
		Senior Term Debt (12.0% Due 3/2011) (7)	8,000,000	7,970,000
		Subordinated Term Debt (13% Due 3/2013) (7)	6,167,810	6,106,132
		Redeemable Preferred Stock (4) (8)	6,960,806	6,960,806
		Common Stock (4) (8)	61,384	61,384
			34,090,000	33,998,322

Hailey Transport Corporation	Retail and service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012) (7)	4,000,000	3,940,000
		Common Stock (4) (8)	2,500,000	2,500,000
			6,500,000	6,440,000

Quench Holdings Corporation	Service - sales, installation and service of water coolers	Revolving Credit Facility (9.1%, Due 3/2009) (6) (7)	400,000	394,000
		Senior Term Debt (9.1%, Due 3/2011) (7)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011) (7)	8,000,000	7,940,000
		Common Stock (4) (8)	3,256,318	3,256,318
			15,656,318	15,590,318

Total Control Investments			56,246,318	56,028,640

Total Investments			$170,474,540	$169,280,118

Cash equivalents
	Government	US Treasury Bill	4,033,771	4,033,771
		(4.4%, 7/13/2006)

	Government	US Treasury Bill	17,821,896	17,821,896
		(4.5%, 8/3/2006)

	Government	US Treasury Bill	17,702,440	17,702,440
		(4.5%, 8/31/2006)

Total cash equivalents:			39,558,107	39,558,107

Total investments and cash equivalents:			$210,032,647	$208,838,225

(1)        Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)        Percentage represents the weighted average interest rates in effect at June 30, 2006 and due date represents the contractual maturity date.

(3)        Marketable securities are valued based on the indicative bid price, as of June 30, 2006, from the respective originating syndication agent’s trading desk.

(4)        Security is non-income producing.

(5)        Total available under the revolving credit facility is $500,000 which was undrawn as of June 30, 2006.

(6)        Total available under the revolving credit facility is $2,000,000, of which $1,600,000 remains undrawn at June 30, 2006.

(7)        Valued using S&P estimates at June 30, 2006.

(8)        Fair value is equal to cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (6.9%, Due 2/2016) (3)	$5,056,761	$5,056,250

Graham Packaging Holdings Co.	Manufacturing - custom blow molded	Senior Term Debt (7.0%, Due 10/2011) (3)	10,071,296	10,061,087

Hertz Equipment Rental Corporation	Service - car rentals	Senior Term Debt (6.7%, Due 12/2010) (3)	871,388	876,560

Latham Manufacturing Corp.	Manufacturing - swimming pool components accessories	Senior Term Debt (7.8%, Due 12/2010) (3)	4,454,333	4,461,188

Le-Natures, Inc.	Marketing & development - natural beverages	Senior Term Debt (7.7%, Due 6/2010) (3)	5,042,467	5,074,713

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (7.3%, Due 11/2010) (3)	6,511,390	6,540,483

Madison River Capital LLC	Service - communications and information	Senior Term Debt (6.8%, Due 7/2012) (3)	5,788,660	5,829,062
	information

Maidenform, Inc.	Manufacturing - intimate apparel	Senior Term Debt (6.5%, Due 5/2010) (3)	3,118,448	3,122,787

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.7%, Due 7/2010) (3) (7)	2,340,111	2,348,526

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (7.3%, Due 8/2012) (3)	6,382,673	6,376,646

Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.0%, Due 3/2013) (3)	4,360,777	4,359,125

Revere Industries, LLC	Manufacturing-plastic and metal components	Senior Term Debt (7.6%, Due 9/2010) (3)	3,508,831	3,504,546

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.2%, Due 12/2011) (3)	5,001,332	5,000,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.2%, Due 12/2011) (3)	1,404,081	1,415,702

SunGard Data Systems, Inc.	Service & manufacturing - integrated software and processing	Senior Term Debt (7.2%, Due 2/2013) (3)	10,033,531	10,049,063

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (7.8%, Due 12/2011) (3) (7)	5,006,982	5,012,438

TexStar Operating, L.P.	Manufacturing - midstream natural gas processing	Senior Term Debt (8.3%, Due 12/2011) (3) (7)	3,000,161	2,999,981

US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (7.4%, Due 10/2012) (3)	9,948,345	9,984,478

Wastequip, Inc.	Manufacturing - waste removal equipment	Senior Term Debt (7.0%, Due 7/2011) (3)	5,521,437	5,513,337

Total Non-Control/Non-Affiliate Investments			97,423,004	97,585,972

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Continued)
March 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
CONTROL INVESTMENTS

Chase II Holdings Corporation	Manufacturing - traffic doors	Revolving Credit Facility (5)	—	—
		Senior Term Debt (9.1%, Due 3/2011)	12,900,000	12,900,000
		Senior Term Debt (12.0% Due 3/2011)	8,000,000	8,000,000
		Subordinated Term Debt (13% Due 3/2013)	6,167,810	6,167,810
		Redeemable Preferred Stock (4) (8)	6,960,806	6,960,806
		Common Stock (4) (8)	61,384	61,384
			34,090,000	34,090,000

Hailey Transport Corporation	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012) (7)	4,000,000	3,950,000
		Common Stock (4) (8)	2,500,000	2,500,000
			6,500,000	6,450,000

Quench Holdings Corporation	Service - sales, installation and service of water coolers	Revolving Credit Facility (6)	—	—
		Senior Term Debt (9.1%, Due 3/2011)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011)	8,000,000	8,000,000
		Common Stock (4) (8)	3,256,318	3,256,318
			15,256,318	15,256,318

Total Control Investments			55,846,318	55,796,318

Total Investments			$153,269,322	$153,382,290

Cash equivalents
	Government	US Treasury Bill	3,989,800	3,989,800
		(4.2%, 4/20/2006)

	Government	US Treasury Bill	15,241,694	15,241,694
		(4.4%, 4/27/2006)

	Government	US Treasury Bill	35,132,347	35,132,347
		(4.4%, 5/4/2006)

	Government	US Treasury Bill	15,243,245	15,243,245
		(4.4%, 5/25/2006)

Total cash equivalents:			69,607,086	69,607,086

Total investments and cash equivalents:			$222,876,408	$222,989,376

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

(4)        Security is non-income producing.

(5)        Total available under the revolving credit facility is $500,000 which was undrawn as of March 31, 2006.

(6)        Total available under the revolving credit facility is $2,000,000 which was undrawn as of March 31, 2006.

(7)        Valued using S&P estimates at March 31, 2006.

(8)        Fair value is equal to cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2006	For the period June 22, 2005 (Commencement of Operations) to June 30, 2005
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$1,964,480	$—
Control investments	1,190,302	—
Cash and cash equivalents	708,340	48,198
Total interest income	3,863,122	48,198
Other income	316	—
Total investment income	3,863,438	48,198

EXPENSES
Administration fee	115,389	27,083
Base management fee	801,309	—
Directors fees	43,250	—
Insurance expense	72,611	—
Professional fees	79,748	—
Stockholder related costs	93,766	635
Interest expense	—	378
Taxes and licenses	57,107	—
Other expenses	19,094	302
Total expenses	1,282,274	28,398
NET INVESTMENT INCOME	2,581,164	19,800

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized gain on sale of Non-Control/Non-Affiliate investments	3,273	—
Net unrealized depreciation of investment portfolio	(1,307,389)	—
Net loss on investments	(1,304,116)	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 5)	$1,277,048	$19,800

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.08	$0.00

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	14,400,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	For the three months ended June 30, 2006	For the period June 22, 2005 (Commencement of Operations) to June 30, 2005
Operations:
Net investment income	$2,581,164	$19,800
Realized gain on sale of investments	3,273	—
Unrealized depreciation of portfolio	(1,307,389)	—
Increase in net assets from operations	1,277,048	19,800

Capital transactions:
Issuance of common stock	—	200,116,680
Dividends from net investment income	(3,477,621)	—
Total change in net assets from capital transactions	(3,477,621)	200,116,680

Total change in net assets	(2,200,573)	200,136,480

Net Assets
Beginning of period	229,841,697	1,500
End of period	$227,641,124	$200,137,980

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended June 30, 2006	For the period June 22, 2005 (Commencement of Operations) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$1,277,048	$19,800
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(33,665,549)	—
Principal repayments of investments	874,222	—
Proceeds from the sale of debt investments	15,551,727	—
Net unrealized depreciation of investment portfolio	1,307,389	—
Net realized gains on sales of investments	(3,273)	—
Net amortization of premiums and discounts	37,656	—
Increase in interest receivable	(150,429)	—
Increase in prepaid assets	(36,138)	(17,792)
Decrease in other assets	85,611	—
Decrease in other liabilities	(314)	—
Increase in administration fee payable to Gladstone Administration	5,387	27,083
Increase in base management fee payable to Gladstone Management	1,035,860	—
Increase in accounts payable	11,583	128,029
(Decrease) increase in accrued expenses	(242,155)	335,711
Net cash (used in) provided by operating activities	(13,911,375)	492,831

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common stock	—	200,164,544
Distributions paid	(3,477,621)	—
Decrease in loan payable to affiliate	—	(50,000)
Net cash (used in) provided by financing activities	(3,477,621)	200,114,544

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(17,388,996)	200,607,375
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,672,605	3,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,283,609	$200,611,011

CASH PAID DURING PERIOD FOR INTEREST TO AFFILIATE	$—	$378

(1)    Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	For the three months ended June 30, 2006	For the period June 22, 2005 (Commencement of Operations) to June 30, 2005
Per Share Data (1)
Balance at beginning of period	$13.88	$—
Net proceeds from initial public offering (2)	—	13.95
Offering costs	—	(0.05)

Income from investment operations:
Net investment income (3)	0.16	—
Realized gain on sale of investments (3)	—	—
Net unrealized appreciation of investments (3)	(0.08)	—
Total from investment operations	0.08	—
Distributions	(0.21)	—
Net asset value at end of period	$13.75	$13.90

Per share market value at beginning of period	$14.90	$15.00
Per share market value at end of period	$15.00	$15.05
Total return (4)	2.13%	0.33%
Shares outstanding at end of period	16,560,100	14,400,100

Ratios/Supplemental Data
Net assets at end of period	$227,641,124	$200,137,980
Average net assets (5)	$227,718,666	$200,137,980
Ratio of expenses to average net assets (annualized)	2.25%	0.06%
Ratio of net investment income to average net assets (annualized)	4.53%	0.04%

(1)    Based on actual shares outstanding.

(2)    Net of initial underwriting discount of $1.05 per share.

(3)    Based on weighted average basic per share data.

(4)    Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.

(5)    Calculated using the average of the ending monthly net assets for the respective periods.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005 and completed an initial public offering on June 22, 2005.   The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses.

The Company is externally managed by Gladstone Management Corporation (“GMC”), an unconsolidated affiliate of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 14, 2006.

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

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. The Company currently engages Standard & Poor’s Loan Evaluation Service (S&P) to perform independent valuations of some of  its investments.  The Board of Directors uses the recommended valuations as prepared by S&P as a component of the foundation for the final fair value determination.  In making such determination, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success or exit fees or other equity-like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a delay between when the Company closes a loan and when the loan can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own independent determination about the value of the loan in accordance with the Company’s valuation policy without the input of S&P.  Because S&P does not perform independent valuations of equity securities, the Board of Directors also determines the fair value of these investments without the input of S&P.  The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations and is ultimately responsible for the fair value and disclosure of investments in the financial statements.

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

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company. The Company provides these and other services through its adviser, GMC.   Currently, neither the Company nor GMC receives fees in connection with managerial assistance. GMC provides managerial assistance to the Company’s portfolio companies and currently does not charge for those services.  If GMC does charge managerial assistance fees in the future, any such fees will be credited to the base management fee otherwise due to GMC from the Company under the Advisory Agreement.  However, GMC also receives fees for the other services it provides, and 50% of those fees for other services are credited to the investment advisory fees due to GMC.  These other fees are generally paid to GMC upon the closing of the investment.  These fees are generally non-recurring, are recognized as revenue when earned and are paid directly to GMC by the borrower or potential borrower upon closing of the investment.  The services GMC provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion which is payable either to the Company or GMC. From time to time, the Company is invited to participate as a co-lender in a transaction. In the event that the Company does not provide significant services in connection with our investment, loan fees paid directly to GMC in such situations are deferred and amortized over the life of the loan.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in US Treasury bills and can also include commercial paper and money-market funds. All of the Company’s cash at June 30, 2006 was deposited with two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Realized gain or loss is recognized when an investment is sold and is computed as the difference between the Company’s cost basis in the investment at the date of sale and the net proceeds received from such sale.  Unrealized appreciation or depreciation reflects the difference between the fair market value of the investment and the cost basis of such investment.

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

NOTE 3. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We have entered into an investment advisory and management agreement with GMC (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay GMC a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2% computed on the basis of the average value of the Company’s gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalents from the proceeds of the Company’s initial public offering that are not invested in debt and equity securities of portfolio companies.  Through December 31, 2005, the base management fee was computed and payable monthly in arrears. Subsequent to December 31, 2005, the base management fee  has and will be computed and payable quarterly in arrears.  Beginning in periods subsequent to September 30, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the average value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, the Company’s Board of Directors accepted a voluntary waiver from GMC that allowed the current calculation of the base management fee to be effective through June 30, 2006.  In addition, on July 11, 2006, the Company’s Board of Directors accepted another voluntary waiver from GMC that will allow the current calculation of the base management fee to be effective through September 30, 2006.

When GMC receives fees from the Company’s portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that the Company would otherwise be required to pay to GMC.  For the three months ended June 30, 2006, the Company recognized a base management fee of $801,309 which was unpaid at June 30, 2006 and is reflected in the accompanying statements of assets and liabilities as a base management fee payable to GMC.  No base management fee was recorded in for the period from June 22, 2005 (Commencement of operations) through June 30, 2005 as the Company had no gross invested assets as of June 30, 2005.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. The capital gains incentive fee will be determined and payable annually in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), commencing on March 31, 2006, and will equal 20.0% of the realized capital gains since inception through the end of the current fiscal year, if any, computed net of all realized capital losses, and net unrealized capital depreciation  since inception at the end of each fiscal year. Refer to the Company’s Form 10-K for the fiscal year ended March 31, 2006 for more information regarding the calculation of the incentive fee.

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the three months ended June 30, 2006 and the period June 22, 2005 (Commencement of operations) to June 30, 2005.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (“Gladstone Administration”), a wholly owned subsidiary of GMC, which is controlled by the Company’s chairman and chief executive officer. Pursuant to the Administration Agreement, Gladstone Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of the

Company’s required administrative services. Such required administrative services include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the Securities and Exchange Commission (the “SEC”).

The Administration Agreement requires the Company to reimburse Gladstone Administration for the performance of its obligations under the Administration Agreement. The reimbursement is based upon the allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and the allocable portion of salaries and benefits of the Company’s chief financial officer, controller, chief compliance officer and their respective staff. The Company recorded fees to Gladstone Administration on the statement of operations of $115,389 for the three months ended June 30, 2006 and $27,083 for the period June 22, 2005 (Commencement of operations) to June 30, 2005. As of June 30, 2006, $115,389 was unpaid and included in the administration fee payable to Gladstone Administration in the accompanying statements of assets and liabilities.

Loan Payable to Affiliate

On June 30, 2005, the Company repaid a $50,000 loan payable to its chairman and chief executive officer. The demand recourse promissory note accrued interest at the rate of 3% per annum and was repaid with accrued interest of $378 using a portion of the net proceeds from the Company’s initial public offering.

NOTE 4. COMMON STOCK

As of June 30, 2006 and March 31, 2006, 100,000,000 shares of $0.001 par value common stock were authorized and 16,560,100 shares were outstanding.

NOTE 5. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three months ended June 30, 2006 and the period June 22, 2005 (Commencement of Operations) to June 30, 2005:

	For the three months ended June 30, 2006	For the period June 22, 2005 (Commencement of Operations) to June 30, 2005

Numerator for basic and diluted net increase in net assets resulting from operations per share	$1,277,048	$19,800

Denominator for basic and diluted shares	16,560,100	14,400,100

Basic and diluted net increase in net assets per share resulting from operations	$0.08	$0.00

NOTE 6. DIVIDENDS

The Company is required to pay out as a dividend, 90% of its ordinary income and realized net short-term capital gains in excess of realized net short-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. The Company’s Board of Directors declared the following monthly dividends which it believes were paid from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07

NOTE 7. SUBSEQUENT EVENTS

Loan Participations

In July 2006, the Company purchased additional loan participations of two portfolio companies of approximately $0.5 million and a loan participation of two companies not currently in our investment portfolio of approximately $5.0 million. In addition, the Company sold one of its loan participations of $1.0 million realizing a nominal loss on the transaction and one loan participation repaid in full for $3.0 million.

Quench USA, LLC

In July 2006, Quench USA, LLC borrowed $500,000 under its revolving credit facility leaving $1.1 million available for future borrowings.

Dividends

On July 11, 2006, the Company’s Board of Directors declared the following monthly dividends which it believes were and will be paid, as applicable, from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the loss of one or more of our executive officers, in particular, David Gladstone, Terry Lee Brubaker, or George Stelljes, III; (3) the impact of the investments that we make and the ability of these investments to achieve their objectives; (4) our contractual relationships with third parties; (5) the adequacy of our cash resources and working capital; (6) our ability to obtain future financing, if at all; and (7) those factors listed under the caption “Risk Factors” of the Company’s Annual Report on Form 10-K dated March 31, 2006, as filed with the Securities and Exchange Commission on June 14, 2006. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2006.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and recapitalizations. We also may invest in common stock and from time to time, we also may invest in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 , as amended (the “1940 Act”).

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

Following the completion of our initial public offering in June 2005, we began investing the proceeds of our initial public offering in senior secured syndicated loans because these investments typically may be originated more quickly than investments in companies undergoing a buyout or recapitalization. We employed this strategy in order to more quickly invest our initial capital to generate current income. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated. We believe we will be able to sell our interests in senior secured syndicated loans and reinvest the proceeds in subordinated debt, mezzanine debt, preferred stock and other higher yielding investments when such investment opportunities are more readily available. In order to invest in certain senior secured syndicated loans, we may purchase these investments at a premium or discount. We amortize premiums and discounts over the contractual life of the investment. In the event that an investment is sold prior to its contractual maturity date, we recognize a loss on any unamortized premium or a gain on any unamortized discount. While the majority of our portfolio currently consists of senior secured loans, over time we expect that it will consist primarily of subordinated debt, mezzanine debt and preferred stock that we receive when making investments in connection with buyouts and recapitalizations. To date, we have acquired interests in 24 such syndicated loans in the aggregate principal amount, net of any repayments, of approximately $113.3 million.  We expect to continue purchasing syndicated loans using the proceeds from our initial public offering.

At June 30, 2006, we have investments of approximately $43.5 million in revolving credit facilities, senior and subordinated debt of three portfolio companies, including borrowings under revolving credit facilities.  In addition, at June 30, 2006 we have invested approximately $12.8 million in preferred and common equity of those companies. These investments are the result of buyout and recapitalization transactions and represent our primary investment focus.   We intend to continue to invest in such investments using the remaining proceeds from our initial public offering or by the potential future sale of our existing senior syndicated loans, however, from time to time we may continue to invest in syndicated loans.

Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called “paid in kind” interest or “PIK.” We will generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as dividends to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for a regulated investment company (“RIC”) by having to pay out at least 90% of our income.  As of June 30, 2006, none of our investments bear PIK interest.

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

As a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services through Gladstone Management Corporation (the “Adviser” or “GMC”),who provides these services on our behalf through its officers who are also our officers.  GMC provides additional services to our portfolio companies, for which it receives fees, in connection with our investments.  These fees are generally non-recurring, however in some instances they may have a recurring component that is also paid to GMC.  One half of any such fees received, with the exception of any recurring fees, by GMC are credited against the management advisory fee payable to GMC pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by GMC.  The specific services GMC provides vary by portfolio company, but generally include a wide variety of services such as investment banking, arranging bank financing and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the proposed transaction.  Any amounts collected for expenses incurred by GMC in connection with unconsummated investments will be reimbursed to GMC. Amounts collected for these expenses incurred by us will be reimbursed to us and will be recognized in the period in which such reimbursement is received.  Also, in the event that we have incurred significant legal fees in connection with the transaction, we will typically seek reimbursement for these expenses from the proposed borrower.  However, there can be no guarantee that we will be successful in collecting any such reimbursements.

Our Adviser

Our affiliate, GMC, is our investment adviser and is led by a management team, which has extensive experience in our lines of business.  GMC is controlled by David Gladstone, our chairman and chief executive officer.  Mr. Gladstone is also the chairman and chief executive officer of GMC.  Terry Lee Brubaker, our vice chairman, chief operating officer and director, is a member of the Board of Directors of GMC and is its vice chairman and chief operating officer.  George Stelljes III, our president, chief investment officer and director, is a member of the Board of Directors of GMC and is its president and chief investment officer.  Harry Brill, our chief financial officer, is the chief financial officer of GMC.

GMC also provides investment advisory and administrative services to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded business development company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone.  All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial Corporation and Gladstone Capital Corporation.  In the future, GMC may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by GMC pursuant to an advisory agreement since our inception.  GMC was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the 1940 Act.  GMC is headquartered in McLean, Virginia, a suburb of Washington, DC, and has offices in New York, New York, Chicago, Illinois, Pittsburgh, Pennsylvania, Morristown, New Jersey, Lexington, Kentucky and Dallas, Texas.

Investment Advisory and Management Agreement

Pursuant to the advisory agreement with GMC we pay GMC a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2% computed on the basis of the average value of our gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies.  Through June 30, 2006, the base management fee was computed and payable quarterly.  Beginning in periods subsequent to September 30, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the average value of our gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This calculation was originally scheduled to begin in periods after March 31, 2006, however, on April 11, 2006 our Board of Directors accepted a voluntary waiver from GMC that allowed the current calculation of the base management fee to be effective through June 30, 2006.  Further, on July 11, 2006 our Board of Directors accepted an additional voluntary waiver from GMC allowing the current calculation of the base management fee to extend to September 30, 2006.   When GMC also receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that we would otherwise be required to pay to GMC.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee will reward GMC if our quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of our net assets.  GMC will receive a capital gains incentive fee of 20% of our realized capital gains (net of realized capital losses and unrealized capital depreciation).

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

Our Investment Strategy

We seek to achieve returns from current income and capital gains from senior, subordinated and mezzanine debt, as well as preferred stock and warrants to purchase common stock, representing controlling investments that we make in connection with buyouts and recapitalizations of small and mid-sized companies.  We expect that our target portfolio over time will include mostly subordinated loans, mezzanine debt, preferred stock, and warrants to buy common stock. Structurally, subordinated loans and mezzanine loans usually rank lower in priority of payment to senior debt, such as senior bank debt, and may be unsecured. However, subordinated debt and mezzanine loans rank senior to common and preferred equity in a borrower’s capital structure. Typically, subordinated debt and mezzanine loans have elements of both debt and equity instruments, offering the returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, mezzanine debt generally earns a higher return than senior secured debt. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. We believe that mezzanine loans offer an alternative investment opportunity based upon their historic returns and resilience during economic downturns.

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

General Valuation Policy: We value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by our Board of Directors.  Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities which are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations (“NRSRO”), such as certain participations in syndicated loans, are valued at the indicative bid price offered by the syndication agent on the valuation date.

Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by our Board of Directors.  In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized OID and PIK interest, if any.  We then apply the methods set out below in “Valuation Methods.”  Members of our portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts.  These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

We currently engage Standard & Poor’s Loan Evaluation Service (“S&P”) to help evaluate the value of 7 of our loan securities (other than those which are publicly traded or for which a limited market exists, as described above), as well as for evaluations on success fees (conditional interest included in some loan securities).  We and S&P only evaluate the value of a success fee if the probability of receiving the success fee on a given loan is above 6-8%, a threshold of significance.  Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to S&P.  S&P makes its independent assessment of the data that we have assembled and assesses its own data to determine market values for the securities.  With regard to its work, S&P has issued the following paragraph:

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

With our assessment and the supplemental S&P value estimates, our Board of Directors votes to accept or not accept the analyses and values recommended by management and S&P.  At the July 11, 2006 meeting of the Board of Directors, the Board of Directors elected to accept the valuations recommended by S&P on the loans in our portfolio as denoted on the Schedule of Investments as of June 30, 2006 in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by S&P, new loans are not valued immediately by S&P; rather, the Board of Directors makes its own determination about the value of these investments in accordance with our valuation policy.  Because S&P does not provide values for equity securities our Board of Directors also independently determines the fair value of these investments using our valuation policy.

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

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by a NRSRO as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies.  Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate.  We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses that can afford to pay an NRSRO to rate their securities.  However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating.  The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating.  It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A.  Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from a NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on a NRSRO scale.

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

(a)          the default rates set forth are for a ten year term debt security..  If the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on the company’s risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  The following table lists the risk ratings for all of the debt securities at June 30, 2006 and March 31, 2006:

Rating	June 30, 2006	March 31, 2006
Average	7.3	7.1
Weighted Average	6.7	6.6
Highest	9	9
Lowest	5	5

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At June 30, 2006, no payments were past due on any of our debt securities.  Additionally, we do not risk rate our equity securities.

Valuation Methods:  For debt securities, we first determine if the debt security is publicly traded (i.e., if it is listed on an exchange or securities market).  If it is publicly traded, then we determine the value based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  If the security is not publicly traded, but a limited market for the security exists, such as for a participation in a syndicated loan, then we value it at the indicative bid price offered by the syndication agent on the valuation date.  At June 30, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 18 debt securities in our portfolio.

For debt securities that are not publicly traded, for which there is no market, or for which there is a market but have not been rated by a NRSRO, we begin with the risk rating designation of the security described above.  Using the risk rating designation above, we seek to determine the value of the security as if we intended to currently sell the security.  To determine the current sale price of the security, we consider some or all of the following factors:

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

•                  pricing and sales by other buyers or sellers of similar securities;

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

•                  statistical ratios compared to lending standards;

•                  statistical ratios compared to similar securities; and

•                  other pertinent factors.

For those debt securities for which S&P prepares valuation recommendations, we provide the foregoing information to S&P for its use in preparing such recommendations.

For convertible debt, equity, success fees or other equity-like securities, we first determine if there is any market for the security.  If there is a market, then we determine the value based on the market prices for the security, even if that market is not robust.  At June 30, 2006 there was no market for any of the equity securities we owned.  If there is no market for the equity securities, then we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities. For equity securities that have been in our portfolio for less than one year, we estimate fair value at cost.  At June 30, 2006 we had $12.8 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $157.7  million.

At June 30, 2006 we had total unrealized depreciation of approximately $1.2 million which was primarily composed of net unrealized depreciation of our syndicated loan investments.

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

Revenue Recognition

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment.

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company. We provide these and other services through our adviser, GMC. Currently, neither we nor GMC receive fees in connection with managerial assistance. GMC provides managerial assistance to our portfolio companies and currently does not charge for those services. If GMC does charge managerial assistance fees in the future, any such fees will be credited to the base management fee otherwise due to GMC from us under the advisory agreement. However, GMC also receives fees for the other services it provides, and 50% of those fees for other services are credited to the investment advisory fees due to GMC These other fees are generally non-recurring, are recognized as revenue when earned and are paid directly to GMC by the borrower or potential borrower upon the closing of the investment. The services GMC provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion which is payable either to us or GMC. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant services in connection with our investment, loan fees paid directly to GMC in such situations are deferred and amortized over the life of the loan.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to the period June 22, 2005 (Commencement of operations) to June 30, 2005

Investment Income

Investment income for the three months ended June 30, 2006 was $3,863,438 and consisted of interest income of $3,154,782 on our portfolio of investments and interest income of $708,340 from cash and cash equivalents, representing income earned on the investment of the remaining proceeds of our initial public offering.

Investment income for the period June 22, 2005 (commencement of operations) to June 30, 2005 was $48,198 and consisted solely of interest earned on our cash and cash equivalents that we received from the proceeds of our initial public offering.

The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 8.77% for the three months ended June 30, 2006.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were $1,282,274.

The administration fee payable to Gladstone Administration was $115,389 for the three months ended June 30, 2006 compared to $27,083 for the period June 22, 2005 (commencement of operations) to June 30, 2005. This fee consists of our allocable portion of Gladstone Administration’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by GMC.

The base management fee to GMC was $801,309 for the three months ended June 30, 2006. The base management fee is currently computed quarterly as described under “Investment Advisory and Management Agreement.”  There was no base management fee for the period June 22, 2005 (commencement of operations) to June 30, 2005 as none of the proceeds from our initial public offering were invested during that period.

Directors’ fees for the three months ended June 30, 2006 were $43,250 and consisted of the amortization of the directors’ annual stipend and individual meeting fees.  The directors’ fees for the prior year period were not declared until July 2005 and, therefore, no expense was recorded for the period June 22, 2005 (commencement of operations) to June 30, 2005.

Insurance expense for the three months ended June 30, 2006 was $72,611 and consisted of the amortization of the directors and officers insurance policy and professional liability policy. There was no insurance expense for the prior year period as the premiums were not in effect until July 2005.

Professional fees for the three months ended June 30, 2006 were $79,748 and primarily consisted of legal fees and audit and accounting fees.  There were no professional fees expensed in the prior period as the legal and accounting fees incurred related to our initial public offering and were capitalized.

Stockholder related costs for the three months ended June 30, 2006 were $93,766 and consisted of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission filing fees and press release costs.  The $635 of stockholder related costs for the period June 22, 2005 (commencement of operations) to June 30, 2005 consisted solely of press release costs for the respective period.

Interest expense for the period June 22, 2005 (commencement of operations) to June 30, 2005 was $378 and consisted of interest due on a loan payable to affiliate, which was repaid in June 2005.

Taxes and licenses expense for the three months ended June 30, 2006 was $57,107 was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

Other expenses for the three months ended June 30, 2006 were $19,094 and consisted of conferences, travel, bank fees, document custody charges and miscellaneous expenses.  Other expenses for the period June 22, 2005 (commencement of operations) to June 30, 2005 were $302 and consisted primarily of bank fees and miscellaneous expenses.

Realized and Unrealized Gain (Loss) on Investments

For the three months ended June 30, 2006, we recognized gains on the sale of four loan participations in the aggregate amount of $3,273 and we recorded net unrealized depreciation of investments in the aggregate amount of $1,307,389.

At March 31, 2006, the fair value of our investment portfolio exceeded the cost basis of our portfolio by approximately $113,000.  At June 30, 2006, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $1.2 million, representing an overall decrease of approximately $1.3 million.  This decrease is primarily the result of the decline in market value of our syndicated loan investments.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $1,277,048 for the three months ended June 30, 2006 as a result of the factors discussed above. Based on basic and diluted weighted average common shares of 16,560,100 outstanding, our net increase in net assets from operations per basic and diluted weighted average common share for the three months ended June 30, 2006 was $0.08.  Net increase in net assets resulting from operations for the period June 22, 2005 (commencement of operations) to June 30, 2005 was $19,800 and was comprised solely of net investment income for that period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended June 30, 2006 was approximately $13.9 million and consisted  primarily of the purchase of syndicated loan investments, an increase in interest receivable on our portfolio investments and a decrease in accrued expenses from the prior year end, offset by sales of existing portfolio investments, increases in base management fee and administrative fees payable and unrealized depreciation of our portfolio investments.

A summary of our investment activity for the three months ended June 30, 2006 is as follows:

	New Investments	Principal Repayments	Investments Sold	Gain on Disposal
Three months ended June 30, 2006	$33,665,549	$874,222	$15,548,454	$3,273

During the three months ended June 30, 2006, we purchased new investments using a portion of the remaining proceeds from our initial public offering.  We will continue to use the proceeds from our initial public offering to make investments in syndicated loans, subordinated debt, mezzanine debt, preferred stock and other higher yielding investments.  We also expect to establish a line of credit facility to enable us to continue our investment activities once the proceeds from our initial public offering have been fully invested.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2007	$2,041,291
2008	4,409,693
2009	5,044,633
2010	6,476,665
2011	33,138,630
Thereafter	105,699,984

Total contractual repayments	156,810,896

Investments in equity securities	12,778,508
Unamortized premiums on debt securities:	885,136
Total	$170,474,540

For the period June 22, 2005 (commencement of operations) to June 30, 2005, we recorded net cash proceeds resulting from our initial public offering of $200,164,544, which were primarily invested in cash and short-term investments at June 30, 2005.

For the three months ended June 30, 2006, our dividends paid of $3,477,621 exceeded our net investment income (including realized gains) by $893,184.  We declared these dividends based on net investment income for the quarter.  Our investment pace continues to be slower than expected entering our second year of operations and, consequently, our net investment income was lower than our original estimates.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we have declared the following dividends since our inception:

Declaration Date	Record Date	Payment Date	Dividend per Share
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07
January 10, 2006	March 17, 2006	March 31, 2006	$0.07
January 10, 2006	February 16, 2006	February 28, 2006	$0.07
January 10, 2006	January 23, 2006	January 31, 2006	$0.07
October 7, 2005	December 21, 2005	December 31, 2005	$0.04
October 7, 2005	November 21, 2005	November 30, 2005	$0.04
October 7, 2005	October 21, 2005	October 30, 2005	$0.04
July 7, 2005	September 22, 2005	September 30, 2005	$0.02
July 7, 2005	August 23, 2005	August 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2006, we were a party to signed and non-binding term sheets for three allocations of syndicate loan participations.  The future scheduled contractual payments at June 30, 2006 are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	7,000,000	7,000,000
Total	$7,000,000	$7,000,000	$—	$—	$—

As of the date of this report, $5 million of the investment purchase obligations summarized above has been funded. See Note 7 “Subsequent Events” in our Consolidated Financial Statements for further information.

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 30, 2006.

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

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant. Under this analysis, a hypothetical increase in the one month London Interbank Offered Rate (“LIBOR”) by 1% would increase our net increase in net assets resulting from operations by approximately $1.3 million or 18%, over the next twelve months, compared to the net increase in net assets resulting from operations for the period July 1, 2005 to June 30, 2006. A hypothetical decrease in the one month LIBOR by 1% would decrease our net increase in net assets resulting from operations by approximately $1.3 million or 18%, over the next twelve months, compared to the net increase in net assets from operations for the period July 1, 2005 to June 30, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We expect to hedge against interest rate fluctuations in the future by using standard hedging instruments such as forward contracts, futures, currency options, interest rate swaps, caps, collars and floors. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. We currently are not engaged in any hedging activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 filed with the Securities and Exchange Commission on June 14, 2006.

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

Date: August 2, 2006

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

10.1*

Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporation incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-51233) filed on July 11, 2006.

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