Form 10-Q
period 2006-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2006-11-01
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-51233

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 200

MCLEAN, VIRGINIA 22102

(Address of principal executive office)

(703) 287-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 1, 2006 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Statements of Assets and Liabilities as of September 30, 2006 and March 31, 2006
Schedule of Investments as of September 30, 2006
Schedule of Investments as of March 31, 2006
Statements of Operations for the three months ended September 30, 2006 and 2005
Statements of Operations for the six months ended September 30, 2006 and for the period June 22, 2005 (Commencement of Operations) to September 30, 2005
Statements of Changes in Net Assets for six months ended September 30, 2006 and for the period June 22, 2005 (Commencement of Operations) to September 30, 2005
Statements of Cash Flows for the six months ended September 30, 2006 and for the period June 22, 2005 (Commencement of Operations) to September 30, 2005
Financial Highlights for the three months ended September 30, 2006 and 2005
Financial Highlights for the six months ended September 30, 2006 and for the period June 22, 2005 (Commencement of Operations) to September 30, 2005
Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Results of Operations
Liquidity and Capital Resources

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF ASSETS AND LIABILITIES
(UNAUDITED)

	September 30, 2006	March 31, 2006
ASSETS
Non-Control/Non-Affiliate investments (Cost 9/30/06: $122,529,078; 3/31/06: $97,423,004)	$121,555,262	$97,585,972
Control investments (Cost 9/30/06: $56,746,318; 3/31/06: $55,846,318)	56,491,805	55,796,318
Total investments at fair value (Cost 9/30/06: $179,275,396; 3/31/06: $153,269,322)	178,047,067	153,382,290
Cash and cash equivalents	48,446,618	75,672,605
Interest receivable	1,294,355	761,388
Prepaid directors fees	72,500	—
Prepaid insurance	200,875	99,874
Due from Adviser	—	234,551
Other assets	74,732	173,099
TOTAL ASSETS	$228,136,147	$230,323,807

LIABILITIES
Administration fee payable to Gladstone Administration	$124,861	$110,002
Base management fee payable to Gladstone Management	861,893	—
Accrued expenses	154,285	367,031
Other liabilities	16,692	5,077
Total Liabilities	1,157,731	482,110
NET ASSETS	$226,978,416	$229,841,697

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 shares issued and outstanding	$16,560	$16,560
Capital in excess of par value	230,196,151	230,229,279
Net unrealized (depreciation) appreciation of investment portfolio	(1,228,329)	112,968
Distributions in excess of net investment income	(2,005,966)	(517,110)
Total Net Assets	$226,978,416	$229,841,697
Net assets per share	$13.71	$13.88

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
September 30, 2006

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Activant	Service - enterprise software and services	Senior Term Debt (7.5%, Due 5/2013) (3)	$ 4,003,707	$ 3,940,200
American Safety Razor Company Inc.	Manufacturing - razors and blades	Senior Term Debt (7.9%, Due 7/2013) (3)	1,498,843	1,511,213
Aspect Software, Inc.	Service - call center software	Senior Term Debt (8.4%, Due 7/2011) (3)	3,004,076	3,015,000
Bankruptcy Management Solutions, Inc.	Service - software and service to bankrupcy trustees	Senior Term Debt (8.2%, Due 7/2012) (3)	1,003,597	1,010,000
Brock Holdings II, Inc.	Service - industrial specialty maintenance	Senior Term Debt (7.9%, Due 8/2013) (3)	3,008,279	3,015,000
Compsych	Service - independent employee assistance programs	Senior Term Debt (8.1%, Due 2/2012) (3) (7)	3,956,832	3,949,850
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (7.6%, Due 2/2016) (3)	7,850,634	7,731,896
CST Industries Acquisition, Inc.	Manufacturing - metal storage tanks	Senior Term Debt (10.0%, Due 8/2013) (3)	1,002,100	1,005,000
Graham Packaging Holdings Co.	Manufacturing - custom blow molded	Senior Term Debt (7.8%, Due 10/2011) (3)	10,778,850	10,672,062
J. Crew Operating Corp.	Retail - apparel	Senior Term Debt (7.2%, Due 5/2013) (3)	1,757,068	1,754,386
Latham Manufacturing Corp.	Manufacturing - swimming pool components accessories	Senior Term Debt (8.9%, Due 6/2012) (3)	4,438,762	4,356,524
Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (7.8%, Due 5/2012) (3)	2,995,063	3,029,906
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (8.2%, Due 11/2010) (3)	6,475,871	6,193,200
Madison River Capital LLC	Service - communications and information	Senior Term Debt (7.7%, Due 7/2012) (3)	5,785,564	5,771,563
Maidenform, Inc.	Manufacturing - intimate apparel	Senior Term Debt (7.2%, Due 5/2010) (3)	2,803,017	2,789,500
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (8.9%, Due 7/2010) (3) (7)	2,276,561	2,273,684
National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (7.9%, Due 6/2013) (3)	1,996,572	2,005,251
NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013) (3)	3,078,749	3,039,959
Nutro Products, Inc.	Manufacturing - pet food	Senior Term Debt (7.4%, Due 4/2012) (3)	2,510,732	2,490,609
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (8.8%, Due 8/2012) (3)	6,558,933	6,480,840
Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.6%, Due 3/2013) (3)	4,294,954	4,259,764
RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (9.0%, Due 12/2011) (3)	5,001,216	4,987,500
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (8.1%, Due 12/2011) (3)	1,620,806	1,614,829
SunGard Data Systems, Inc.	Service & manufacturing - integrated software and processing solutions and information availability services	Senior Term Debt (8.0%, Due 2/2013) (3)	9,975,562	9,961,406
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (8.6%, Due 5/2011) (3)	3,437,427	3,401,579
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (8.6%, Due 12/2011) (3) (7)	4,980,266	4,962,500
US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (7.9%, Due 10/2012) (3)	10,946,785	10,900,586
Wastequip, Inc.	Manufacturing - waste removal equipment	Senior Term Debt (7.6%, Due 7/2011) (3)	5,488,252	5,431,456
Total Non-Control/Non-Affiliate Investments			122,529,078	121,555,262

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Continued)
September 30, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
CONTROL INVESTMENTS

Chase II Holdings Corp.	Manufacturing - Traffic doors	Revolving Credit Facility (5)	—	—
		Senior Term Debt (9.8%, Due 3/2011) (7)	12,900,000	12,883,875
		Senior Term Debt (12.0% Due 3/2011) (7)	8,000,000	7,960,000
		Subordinated Term Debt (13% Due 3/2013) (7)	6,167,810	6,098,422
		Redeemable Preferred Stock (4) (8)	6,960,806	6,960,806
		Common Stock (4) (8)	61,384	61,384
			34,090,000	33,964,487
Hailey Transport Corporation	Retail and service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012) (7)	4,000,000	3,930,000
		Preferred Stock (4) (8)	2,500,000	2,500,000
			6,500,000	6,430,000
Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility (9.3%, Due 3/2009) (6) (7)	900,000	891,000
		Senior Term Debt (9.3%, Due 3/2011) (7)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011) (7)	8,000,000	7,950,000
		Common Stock (4) (8)	3,256,318	3,256,318
			16,156,318	16,097,318
Total Control Investments			56,746,318	56,491,805
Total Investments			$ 179,275,396	$ 178,047,067
Cash equivalents
	Government	US Treasury Bill	4,082,155	4,082,155
		(4.7%, 10/5/2006)

	Government	US Treasury Bill	18,043,299	18,043,299
		(4.8%, 10/26/2006)

	Government	US Treasury Bill	7,882,236	7,882,236
		(4.7%, 11/24/2006)

Total cash equivalents:			30,007,690	30,007,690

Total investments and cash equivalents:			$ 209,283,086	$ 208,054,757

(1)    Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)    Percentage represents the weighted average interest rates in effect at September 30, 2006 and due date represents the contractual maturity date.

(3)    Marketable securities are valued based on the indicative bid price, as of September 30, 2006, from the respective originating syndication agent’s trading desk.

(4)    Security is non-income producing.

(5)    Total available under the revolving credit facility is $500,000 which was undrawn as of September 30, 2006.

(6)    Total available under the revolving credit facility is $2,000,000, of which $1,100,000 remains undrawn at September 30, 2006.

(7)    Valued using Standards & Poors Securities Evaluations, Inc. estimates at September 30, 2006.

(8)    Fair value is equal to cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
March 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS

CRC Health Group, Inc	Service - substance abuse treatment	Senior Term Debt (6.9%, Due 2/2016) (3)	$5,056,761	$5,056,250

Graham Packaging Holdings Co	Manufacturing - custom blow molded	Senior Term Debt (7.0%, Due 10/2011) (3)	10,071,296	10,061,087

Hertz Equipment Rental Corporation	Service - car rentals	Senior Term Debt (6.7%, Due 12/2010) (3)	871,388	876,560

Latham Manufacturing Corp.	Manufacturing - swimming pool components accessories	Senior Term Debt (7.8%, Due 12/2010) (3)	4,454,333	4,461,188

Le-Natures, Inc.	Marketing & development - natural beverages	Senior Term Debt (7.7%, Due 6/2010) (3)	5,042,467	5,074,713

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (7.3%, Due 11/2010) (3)	6,511,390	6,540,483

Madison River Capital LLC	Service - communications and information	Senior Term Debt (6.8%, Due 7/2012) (3)	5,788,660	5,829,062
	information

Maidenform, Inc.	Manufacturing - intimate apparel	Senior Term Debt (6.5%, Due 5/2010) (3)	3,118,448	3,122,787

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.7%, Due 7/2010) (3) (7)	2,340,111	2,348,526

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (7.3%, Due 8/2012) (3)	6,382,673	6,376,646

Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.0%, Due 3/2013) (3)	4,360,777	4,359,125

Revere Industries, LLC	Manufacturing-plastic and metal components	Senior Term Debt (7.6%, Due 9/2010) (3)	3,508,831	3,504,546

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.2%, Due 12/2011) (3)	5,001,332	5,000,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.2%, Due 12/2011) (3)	1,404,081	1,415,702

SunGard Data Systems, Inc.	Service & manufacturing - integrated software and processing	Senior Term Debt (7.2%, Due 2/2013) (3)	10,033,531	10,049,063

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (7.8%, Due 12/2011) (3) (7)	5,006,982	5,012,438

TexStar Operating, L.P.	Manufacturing - midstream natural gas processing	Senior Term Debt (8.3%, Due 12/2011) (3) (7)	3,000,161	2,999,981

US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (7.4%, Due 10/2012) (3)	9,948,345	9,984,478

Wastequip, Inc.	Manufacturing - waste removal equipment	Senior Term Debt (7.0%, Due 7/2011) (3)	5,521,437	5,513,337

Total Non-Control/Non-Affiliate Investments			97,423,004	97,585,972

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS (Continued)
March 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value
CONTROL INVESTMENTS

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility (5)	—	—
		Senior Term Debt (9.1%, Due 3/2011)	12,900,000	12,900,000
		Senior Term Debt (12.0% Due 3/2011)	8,000,000	8,000,000
		Subordinated Term Debt (13% Due 3/2013)	6,167,810	6,167,810
		Redeemable Preferred Stock (4) (8)	6,960,806	6,960,806
		Common Stock (4) (8)	61,384	61,384
			34,090,000	34,090,000

Hailey Transport Corporation	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012) (7)	4,000,000	3,950,000
		Common Stock (4) (8)	2,500,000	2,500,000
			6,500,000	6,450,000

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility (6)	—	—
		Senior Term Debt (9.1%, Due 3/2011)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011)	8,000,000	8,000,000
		Common Stock (4) (8)	3,256,318	3,256,318
			15,256,318	15,256,318

Total Control Investments			55,846,318	55,796,318

Total Investments			$153,269,322	$153,382,290

Cash equivalents
	Government	US Treasury Bill	3,989,800	3,989,800
		(4.2%, 4/20/2006)

	Government	US Treasury Bill	15,241,694	15,241,694
		(4.4%, 4/27/2006)

	Government	US Treasury Bill	35,132,347	35,132,347
		(4.4%, 5/4/2006)

	Government	US Treasury Bill	15,243,245	15,243,245
		(4.4%, 5/25/2006)

Total cash equivalents:			69,607,086	69,607,086

Total investments and cash equivalents:			$222,876,408	$222,989,376

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

(7)    Valued using Standard & Poor’s Securities Evaluations, Inc. estimates at March 31, 2006.

(8)    Fair value is equal to cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	For the three
	months ended	months ended
	September 30, 2006	September 30, 2005

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$2,387,375	$193,578
Control investments	1,256,303	—
Cash and cash equivalents	569,580	1,613,012
Total interest income	4,213,258	1,806,590
Other income	670	—
Total investment income	4,213,928	1,806,590

EXPENSES
Administration fee	124,861	77,962
Base management fee	861,893	92,108
Directors fees	56,250	52,000
Insurance expense	67,626	42,478
Professional fees	88,040	66,302
Stockholder related costs	65,100	42,903
Taxes and licenses	41,337	—
Other expenses	24,935	19,931
Total expenses	1,330,042	393,684
NET INVESTMENT INCOME	2,883,886	1,412,906

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized loss on sale of Non-Control/Non-Affiliate investments	(1,934)	—
Net unrealized (depreciation) appreciation of investment portfolio	(33,908)	63,826
Net loss on investments	(35,842)	63,826

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 5)	$2,848,044	$1,476,732

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.17	$0.09

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,231,404

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the period
		June 22, 2005
	For the six	(Commencement of
	months ended	Operations) to
	September 30, 2006	September 30, 2005
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$4,351,855	$193,578
Control investments	2,446,605	—
Cash and cash equivalents	1,277,920	1,661,210
Total interest income	8,076,380	1,854,788
Other income	986	—
Total investment income	8,077,366	1,854,788

EXPENSES
Administration fee	240,250	105,045
Base management fee	1,663,202	92,108
Directors fees	99,500	52,000
Insurance expense	140,237	42,478
Professional fees	167,788	66,302
Stockholder related costs	158,866	43,538
Interest expense	—	378
Taxes and licenses	98,444	—
Other expenses	44,029	20,233
Total expenses	2,612,316	422,082
NET INVESTMENT INCOME	5,465,050	1,432,706

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain on sale of Non-Control/Non-Affiliate investments	1,339	—
Net unrealized (depreciation) appreciation of investment portfolio	(1,341,297)	63,826
Net gain on investments	(1,339,958)	63,826

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 5)	$4,125,092	$1,496,532

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.25	$0.09

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,084,900

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

		For the period
		June 22, 2005
	For the six	(Commencement of
	months ended	Operations) to
	September 30, 2006	September 30, 2005
Operations:
Net investment income	$5,465,050	$1,432,706
Realized gain on sale of investments	1,339	—
Unrealized (depreciation) appreciation of portfolio	(1,341,297)	63,826
Increase in net assets from operations	4,125,092	1,496,532

Capital transactions:
Issuance of common stock	—	230,248,986
Shelf registration offering costs	(33,128)	—
Dividends from net investment income	(6,955,245)	(993,606)
Total change in net assets from capital transactions	(6,988,373)	229,255,380

Total change in net assets	(2,863,281)	230,751,912

Net Assets
Beginning of period	229,841,697	1,500
End of period	$226,978,416	$230,753,412

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the period
		June 22, 2005
	For the six	(Commencement of
	months ended	Operations) to
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$4,125,092	$1,496,532
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(49,477,779)	(40,844,381)
Principal repayments of investments	6,838,467	333,363
Proceeds from the sale of debt investments	16,549,229	—
Net unrealized depreciation (appreciation) of investment portfolio	1,341,297	(63,826)
Net realized gains on sales of investments	(1,339)	—
Net amortization of premiums and discounts	85,348	3,134
Increase in interest receivable	(532,967)	(106,434)
Increase in prepaid assets	(176,467)	(295,450)
Decrease (increase) in other assets	101,333	(13,606)
Decrease in other liabilities	11,615	—
Increase in administration fee payable to Gladstone Administration	14,859	77,962
Increase in base management fee payable to Gladstone Management	1,096,444	67,434
Increase in accounts payable	—	32,071
(Decrease) increase in accrued expenses	(212,746)	30,343
Net cash used in operating activities	(20,237,614)	(39,282,858)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from the issuance of common stock	—	230,296,850
Shelf offering registration costs	(33,128)	—
Distributions paid	(6,955,245)	(993,606)
Decrease in loan payable to affiliate	—	(50,000)
Net cash (used in) provided by financing activities	(6,988,373)	229,253,244

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(27,225,987)	189,970,386
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,672,605	3,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,446,618	$189,974,022

CASH PAID DURING PERIOD FOR INTEREST TO AFFILIATE	$—	$378

(1)    Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	For the three	For the three
	months ended	months ended
	September 30, 2006	September 30, 2005
Per Share Data (1)
Balance at beginning of period	$13.75	$13.90

Income from investment operations:
Net investment income (2)	0.17	0.09
Realized gain on sale of investments (2)	—	—
Net unrealized appreciation of investments (2)	—	—
Total from investment operations	0.17	0.09
Distributions	(0.21)	(0.06)
Net asset value at end of period	$13.71	$13.93

Per share market value at beginning of period	$14.82	$15.05
Per share market value at end of period	14.60	14.68
Total return (3)	-0.04%	-2.07%
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$226,978,416	$230,753,412
Average net assets (4)	$226,140,557	$230,242,643
Ratio of expenses to average net assets (annualized)	2.35%	0.68%
Ratio of net investment income to average net assets (annualized)	5.10%	2.45%

(1)    Based on actual shares outstanding.

(2)    Based on weighted average basic per share data.

(3)    Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.

(4)    Calculated using the average of the ending monthly net assets for the respective periods.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

		For the period
		June 22, 2005
	For the six	(Commencement of
	months ended	Operations) to
	September 30, 2006	September 30, 2005
Per Share Data (1)
Balance at beginning of period	$13.88	$—
Net proceeds from initial public offering (2)	—	13.95
Offering costs	—	(0.05)

Income from investment operations:
Net investment income (3)	0.33	0.09
Realized gain on sale of investments (3)	—	—
Net unrealized appreciation of investments (3)	(0.08)	—
Total from investment operations	0.25	0.09
Distributions	(0.42)	(0.06)
Net asset value at end of period	$13.71	$13.93

Per share market value at beginning of period	$14.90	$15.00
Per share market value at end of period	14.60	14.68
Total return (4)	0.87%	-1.74%
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$226,978,416	$230,753,412
Average net assets (5)	$226,929,612	$222,716,478
Ratio of expenses to average net assets (annualized)	2.30%	-0.57%
Ratio of net investment income to average net assets (annualized)	4.82%	1.93%

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
SEPTEMBER 30, 2006
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

Gladstone Business Investment LLC, a wholly-owned subsidiary of the Company, was established on August 11, 2006 for the sole purpose of owning the Company’s portfolio of investments in connection with the establishment of its line of credit facility with Deutsche Bank AG, which recently closed on October 19, 2006.  The financial statements of the subsidiary are consolidated with those of the Company.

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

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value as determined in good faith by the Board of Directors. The Company currently engages Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) to perform independent valuations of some of its investments.  The Board of Directors uses opinions of value submitted by SPSE as a component of the foundation for the final fair value determination of such investments.  In making fair value determinations, the Board of Directors values non-convertible debt securities at cost plus amortized original issue discount plus payment in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  In valuing convertible debt, equity, success or exit fees or other equity-like securities, the Board of Directors determines the fair value based on the collateral, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a delay between when the Company closes a loan and when the loan can be evaluated by SPSE, new loans are not evaluated immediately by SPSE; rather, the Board of Directors makes its own independent determination about the value of the loan in accordance with the Company’s valuation policy without the input of SPSE.  Because SPSE does not perform independent valuations of the Company’s equity securities, the Board of Directors also determines the fair value of these investments without the input of SPSE.  The Board of Directors considers a number of qualitative and quantitative factors in current market conditions when performing valuations and is ultimately responsible for the fair value and disclosure of investments in the financial statements.

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

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company. The Company provides these and other services through its adviser, GMC.   Currently, neither the Company nor GMC receives fees in connection with managerial assistance. However, GMC receives fees for the other services it provides, and 50% of those fees for other services are credited to the investment advisory fees due to GMC.  These other fees are generally paid to GMC upon the closing of the investment.  These fees are generally non-recurring, are recognized as revenue when earned and are paid directly to GMC by the borrower or potential borrower upon closing of the investment.  The services GMC provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion. From time to time, the Company is invited to participate as a co-lender in a transaction. In the event that the Company does not provide significant services in connection with our investment, loan fees paid directly to GMC in such situations are deferred and amortized over the life of the loan.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include commercial paper and money-market funds. All of the Company’s cash at September 30, 2006 was deposited with two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

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

Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital.

New Accounting Pronouncements

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurments (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year ended March 31, 2009.  The Company does not expect this pronouncement to have a material impact on the Company’s financial position or net increase to net assets resulting from operations.

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

The base management fee is assessed at an annual rate of 2% computed on the basis of the average value of the Company’s gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalents from the proceeds of the Company’s initial public offering that are not invested in debt and equity securities of portfolio companies.  Through September 30, 2006, the base management fee was computed and payable quarterly.  Beginning in periods subsequent to December 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the average value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006 and July 11, 2006, the Company’s Board of Directors accepted a voluntary waiver from GMC that allowed the current calculation of the base management fee to be effective through June 30, 2006 and September 30, 2006, respectively.  Further, on October 10, 2006, the Company’s Board of Directors accepted another voluntary waiver from GMC that will allow the current calculation of the base management fee to be effective through December 31, 2006.

When GMC receives fees from the Company’s portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that the Company would otherwise be required to pay to GMC.  For the three and six months ended September 30, 2006, the Company recognized a base management fee of $861,893 and $1,663,202, respectively, of which $861,893 remained unpaid at September 30, 2006 and is reflected in the accompanying statements of assets and liabilities as a base management fee payable to GMC.  The Company recognized a base management fee of $92,108 for the three months ended September 30, 2005 and for the period June 22, 2005 (commencement of operations) to September 30, 2005.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. The capital gains incentive fee is determined and payable annually in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of the realized capital gains since inception through the end of the current fiscal year, if any, computed net of all realized capital losses, and net unrealized capital depreciation since inception at the end of each fiscal year. Refer to the Company’s Form 10-K for the fiscal year ended March 31, 2006 for more information regarding the calculation of the incentive fee.

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the three or six months ended September 30, 2006, the three months ended September 30, 2005 or the period June 22, 2005 (Commencement of operations) to September 30, 2005.

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

The Administration Agreement requires the Company to reimburse Gladstone Administration for the performance of its obligations under the Administration Agreement. The reimbursement is based upon the allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and the allocable portion of salaries and benefits of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staff. The Company recorded fees to Gladstone Administration on the statement of operations of $124,861 and $77,962 for the three months ended September 30, 2006 and 2005, respectively.   The Company recorded fees to Gladstone Administration on the statement of operations of $240,250 and $105,045 for the six months ended September 30, 2006 and the period June 22, 2005 (Commencement of operations) to September 30, 2005, respectively. As of September 30, 2006, $124,861 was unpaid and included in the administration fee payable to Gladstone Administration in the accompanying statements of assets and liabilities.

Loan Payable to Affiliate

On June 30, 2005, the Company repaid a $50,000 loan payable to its chairman and chief executive officer. The demand recourse promissory note accrued interest at the rate of 3% per annum and was repaid with accrued interest of $378 using a portion of the net proceeds from the Company’s initial public offering.

NOTE 4. COMMON STOCK

As of September 30, 2006 and March 31, 2006, 100,000,000 shares of $0.001 par value common stock were authorized and 16,560,100 shares were outstanding.

NOTE 5. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

				For the period
				June 22, 2005
	For the three	For the three	For the six	(Commencement of
	months ended	months ended	months ended	Operations) to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Numerator for basic and diluted net increase in net assets resulting from operations per share	$2,848,044	$1,476,732	$4,125,092	$1,496,532

Denominator for basic and diluted shares	16,560,100	16,231,404	16,560,100	16,084,900

Basic and diluted net increase in net assets per share resulting from operations	$0.17	$0.09	$0.25	$0.09

NOTE 6. DIVIDENDS

The Company is required to pay out as a dividend, 90% of its ordinary income and realized net short-term capital gains in excess of realized net short-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. The Company’s Board of Directors declared the following monthly dividends for the six months ended September 30, 2006 and the period June 22, 2005 (Commencement of operations) to September 30, 2005:

FY 2007

Declaration Date	Record Date	Payment Date	Dividend per Share
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07

FY 2006

Declaration Date	Record Date	Payment Date	Dividend per Share
July 7, 2005	September 22, 2005	September 30, 2005	$0.02
July 7, 2005	August 23, 2005	August 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

NOTE 7. SUBSEQUENT EVENTS

Line of Credit

Through the Company’s wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”), the Company has obtained a $100 million revolving credit facility (the “Credit Facility”).  On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein.  Simultaneously, Business Investment executed a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. Availability under the Credit Facility will terminate on October 18, 2007, unless extended in the discretion of the lenders, at the request of Business Investment. Interest will be payable monthly during the term of the Credit Facility and principal will be payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity.  The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable.  Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of October 31, 2006, there was no outstanding principal balance under the Credit Facility.  Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At October 31, 2006, the remaining borrowing capacity available under the Credit Facility was approximately $100 million.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of October 31, 2006, Business Investment was in compliance with all of the facility covenants.  The Company currently intends to securitize some or all of the loans held by Business Investment and if it is able to do so, it will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

GMC, the Company’s affiliated external adviser, services the loans pledged under the Credit Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that GMC would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of October 31, 2006, the Company was in compliance with its covenants under the performance guaranty.

Loan Participations

In October 2006, the Company purchased additional loan participations of  three new portfolio companies of approximately $4.0 million and received principal repayments of approximately $2.4 million on its loan participations. In addition, the Company sold two of its loan participations realizing a net loss of $8,491 on the transactions.

Dividends

On October 10, 2006, the Company’s Board of Directors declared the following monthly dividends which it believes were and will be paid, as applicable, from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	December 20, 2006	December 29, 2006	$0.07

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the loss of one or more of our executive officers, in particular, David Gladstone, Terry Lee Brubaker, or George Stelljes III; (3) the impact of the investments that we make and the ability of these investments to achieve their objectives; (4) our contractual relationships with third parties; (5) the adequacy of our cash resources and working capital; (6) our ability to obtain future financing, if at all; and (7) those factors listed under the caption “Risk Factors” of the Company’s Annual Report on Form 10-K dated March 31, 2006, as filed with the Securities and Exchange Commission on June 14, 2006, and in the Company’s registration statement on Form N-2 as filed with the Securities and Exchange Commission on October 13, 2006. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Following the completion of our initial public offering in June 2005, we began investing the proceeds of our initial public offering in senior secured syndicated loans because these investments typically may be originated more quickly than investments in companies undergoing a buyout or recapitalization. We employed this strategy in order to more quickly invest our initial capital to generate current income. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated. We believe we will be able to sell our interests in senior secured syndicated loans and reinvest the proceeds in subordinated debt, mezzanine debt, preferred stock and other higher yielding investments when such investment opportunities are more readily available. In order to invest in certain senior secured syndicated loans, we may purchase these investments at a premium or discount. We amortize premiums and discounts over the contractual life of the investment. In the event that an investment is sold prior to its contractual maturity date, we recognize a loss on any unamortized premium or a gain on any unamortized discount. While the majority of our portfolio currently consists of senior secured loans, over time we expect that it will consist primarily of subordinated debt, mezzanine debt and preferred stock that we receive when making investments in connection with buyouts and recapitalizations. To date, we have acquired interests in 28 such syndicated loans in the aggregate principal amount, net of any repayments, of approximately $121.7 million.  We expect to continue purchasing syndicated loans using the proceeds from our initial public offering and borrowings from our credit facility.

Through our wholly-owned subsidiary, Gladstone Business Investment, LLC, we recently entered into a $100 million line of credit with Deutsche Bank AG, New York Branch as administrative agent.  We intend to use this line of credit to borrow funds to facilitate financing of future investments.  The line of credit is at a variable interest rate below the average variable interest rate of our senior syndicated loans.

At September 30, 2006, we have investments of approximately $44.0 million in revolving credit facilities, senior and subordinated debt of three portfolio companies, including borrowings under revolving credit facilities.  In addition, at September 30, 2006 we have invested approximately $12.8 million in preferred and common equity of those companies. These investments are the result of buyout and recapitalization transactions and represent our primary investment focus.   We intend to continue to invest in such investments using the remaining proceeds from our initial public offering or by the potential future sale of our existing senior syndicated loans, however, from time to time we may continue to invest in syndicated loans.

Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called “paid in kind” interest or “PIK.” We will generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as dividends to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for a regulated investment company (“RIC”) by having to pay out at least 90% of our income.  As of September 30, 2006, none of our investments bear PIK interest.

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

As a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services through Gladstone Management Corporation (the “Adviser” or “GMC”),who provides these services on our behalf through its officers who are also our officers.  If a portfolio company is charged for managerial assistance then GMC will credit all such non-managerial assistance fees against the base management fee.  In addition, GMC provides additional services to our portfolio companies, for which it receives fees, in connection with our investments.  These fees are generally non-recurring, however in some instances they may have a recurring component that is also paid to GMC.  One half of any such non-recurring fees received by GMC are credited against the base management advisory fee payable to GMC pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such fees received by GMC.  The specific services GMC provides vary by portfolio company, but generally include a wide variety of services such as investment banking, arranging bank financing and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.

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

Our Adviser

Our affiliate, GMC, is our investment adviser and is led by a management team which has extensive experience in our lines of business.  GMC is controlled by David Gladstone, our chairman and chief executive officer.  Mr. Gladstone is also the chairman and chief executive officer of GMC.  Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the Board of Directors of GMC and is its vice chairman and chief operating officer.  George Stelljes III, our president, chief investment officer and director, is a member of the Board of Directors of GMC and is its president and chief investment officer.  Harry Brill, our chief financial officer, is the chief financial officer of GMC.

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

The base management fee is assessed at an annual rate of 2% computed on the basis of the average value of our gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies.  Through September 30, 2006, the base management fee was computed and payable quarterly.  Beginning in periods subsequent to December 31, 2006, the base management fee will be assessed at an annual rate of 2% computed on the basis of the average value of our gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006 and July 11, 2006, our board of directors accepted voluntary waivers from GMC that allowed the current calculation of the base management fee to be effective through June 30, 2006 and September 30, 2006, respectively.  Further, on October 10, 2006, our board of directors accepted another voluntary waiver from GMC that will allow the current calculation of the base management fee to be effective through December 31, 2006. When GMC also receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, one half of these fees will be credited against the base management fee that we would otherwise be required to pay to GMC.The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee.

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

The administration agreement requires us to reimburse Gladstone Administration for the performance of its obligations under the administration agreement based upon our allocable portion of Gladstone Administration’s overhead, including, but not limited to, rent and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying Gladstone Administration’s total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by GMC.

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

General Valuation Policy: Using procedures established by our board of directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our board of directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations, which we refer to as a NRSRO, (such as certain participations in syndicated loans) are valued at the indicative bid price offered by the syndication agent on the valuation date.

Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by or under the direction of our board of directors.  In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized OID and PIK interest, if any.  We then apply the methods set out below in “Valuation Methods.”  Members of our GMC’s portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts.  These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

At September 30, 2006, we engaged SPSE to submit opinions of value for six of our loan securities.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance.  Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is presented to SPSE.  SPSE makes its independent assessment of the data that we have assembled and assesses its own data to form an opinion as to what they consider to be the market values for the securities.  With regard to its work, SPSE has issued the following paragraph:

SPSE provides evaluated price opinions which are reflective of what SPSE believes the bid side of the market would be for each loan after careful review and analysis of descriptive, market and credit information.  Each price reflects SPSE’s best judgment based upon careful examination of a variety of market factors.  Because of fluctuation in the market and in other factors beyond its control, SPSE cannot guarantee these evaluations.  The evaluations reflect the market prices, or estimates thereof, on the date specified.  The prices are based on comparable market prices for similar securities.  Market information has been obtained from reputable secondary market sources.  Although these sources are considered reliable, SPSE cannot guarantee their accuracy.

SPSE opinions of value are submitted to our board of directors along with GMC’s supplemental assessment and recommendation regarding valuation of each of these investments. GMC generally accepts the opinion of value given by SPSE, however in certain limited circumstances, such as when GMC  may learn new information regarding an investment between the time of submission to SPSE and the date of the board assessment, GMC conclusions as to value may differ from the opinion of value given by SPSE.  Our board of directors then reviews whether GMC has followed its established procedures for determinations of fair value, and votes to accept or not accept the recommended valuation of our investment portfolio.  At the October 11, 2006 meeting of the board of directors, GMC and our management recommended, and the board of directors elected to accept, the opinions of value given by SPSE on the seven loans in our portfolio as denoted on the Schedule of Investments as of September 30, 2006 in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management  makes its own determination about the value of these investments in accordance with our valuation policy.  Because SPSE does not provide values for equity securities, GMC determines the fair value of these investments using valuation policies approved by our board of directors.

Credit Information: GMC monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance.  We and GMC participate in the periodic board meetings of our portfolio companies in which with hold control investments and also require them to provide annual audited and monthly unaudited financial statements.  Using these statements and board discussions, GMC calculates and evaluates the credit statistics.

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

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations such as those provided by a NRSRO as defined in Rule 2a-7 under the 1940 Act. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system provides the same risk rating as a NRSRO. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies.  Because we have established our system to rate debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate.  We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses.  However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating.  The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating.  It is our understanding that most debt securities of middle market companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A.  Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from a NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on a NRSRO scale.

Company’s System	First NRSRO	Second NRSRO	Gladstone Investment’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5 and the EL is 1 to 2%
9	Ba1	BB+	PD is 10 and the EL is 2 to 3%
8	Ba2	BB	PD is 16 and the EL is 3 to 4%
7	Ba3	BB-	PD is 17.8 and the EL is 4 to 5%
6	B1	B+	PD is 22.0 and the EL is 5 to 6.5%
5	B2	B	PD is 25 and the EL is 6.5 to 8%
4	B3	B-	PD is 27 and the EL is 8 to 10%
3	Caa1	CCC+	PD is 30 and the EL is 10.0 to 13.3%
2	Caa2	CCC	PD is 35 and the EL is 13.3 to 16.7%
1	Caa3	CC	PD is 65 and the EL is 16.7 to 20%
0	N/a	D	PD is 85 or there is a Payment Default and the EL is greater than 20%

(a)          the default rates set forth are for a ten year term debt security.  If the company’s debt security is less than ten years then the probability of default is adjusted to a lower percentage for the shorter period which may move the security higher on the company’s risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At September 30, 2006, no payments were past due on any of our debt securities.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all of the debt securities in our portfolio at September 30, 2006 and March 31, 2006:

Rating	September 30, 2006	March 31, 2006
Highest	9	9
Average	7.2	7.1
Weighted Average	6.7	6.6
Lowest	6	5

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as participations in syndicated loans, at the indicative bid price offered by the syndication agent on the valuation date.  At September 30, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 28 debt securities in our portfolio.

Debt securities that are not publicly traded, for which there is no market, or for which there is a market but the securities have not been rated by a NRSRO, we begin with the risk rating designation of the security as described above.  Using this risk rating designation, we seek to determine the value of the security as if we intended currently to sell the security.  To determine the current sale price of the security, we consider some or all of the following factors:

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

•      minutes of portfolio company board meetings;

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

•      statistical ratios compared to similar securities; and

•      other pertinent factors.

For those debt securities for which SPSE prepares opinions of value, we provide some or all of the foregoing information to SPSE for its use in preparing such recommendations.

We value convertible debt, equity, success fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust.  At March 31, 2006 and September 30, 2006 there was no market for any of the equity securities we owned.  To value equity securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At September 30, 2006 we had $12.8 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $166.5 million.  At March 31, 2006 we had $12.8 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $140.5 million.

At September 30, 2006 we had total unrealized depreciation of approximately $1.2 million, which was primarily composed of net unrealized depreciation of our syndicated loan investments.  At March 31, 2006 we had total unrealized appreciation of approximately $113,000, which was mainly composed of net unrealized appreciation of our syndicated loan investments.

Tax Status

Federal Income Taxes

We currently qualify and intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of investment company taxable income, as defined by the Code. In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Revenue Recognition

Interest Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment.

Fee Income

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company. We provide these and other services through our adviser, GMC. Currently, neither we nor GMC receive fees in connection with managerial assistance. However, GMC receives fees for the other services it provides, and 50% of those fees for other services are credited to the investment advisory fees due to GMC These other fees are generally non-recurring, are recognized as revenue when earned and are paid directly to GMC by the borrower or potential borrower upon the closing of the investment. The services GMC provides vary by investment, but generally include a wide variety of services to the portfolio companies such as investment banking services, arranging bank financing, arranging equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  Any services of this nature subsequent to the closing would generally generate a separate fee at the time of completion. From time to time, we are invited to participate as a co-lender in a transaction. In the event that we do not provide significant services in connection with our investment, loan fees paid directly to GMC in such situations are deferred and amortized over the life of the loan.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Investment Income

Investment income for the three months ended September 30, 2006 increased $2,407,338 to $4,213,928 from $1,806,590 for the three months ended September 30, 2005.

Interest income from Non-Control/Non-Affiliate investments increased $2,193,797 to $2,387,375 for the three months ended September 30, 2006 compared to $193,578 for the three months ended September 30, 2005.  This increase was mainly the result of approximately $82 million of additional Non-Control/Non-Affiliate investments at September 30, 2006 compared to the prior year period in which we were beginning to invest the proceeds from our initial public offering in syndicate loans.

Interest income from Control investments was $1,256,303 for the three months ended September 30, 2006 representing interest on our non-syndicated loan investments. At September 30, 2005, we had not yet invested in any Control investments.

Interest income from cash and equivalents decreased $1,043,432 to $569,580 for the three months ended September 30, 2006 from $1,613,012 for the three months ended September 30, 2005.  This decrease is the result of our continued investment of the proceeds of our initial public offering in Control and Non-Control/Non-Affiliate investments.  At September 30, 2005 we had approximately $190 million of cash equivalents compared to approximately $48 million at September 30, 2006 representing a decrease of approximately $142 million.

The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 8.72% for the three months ended September 30, 2006 and 6.38% for the three months ended September 30, 2005.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 were $1,330,042 compared to $393,684 for the three months ended September 30, 2005 representing an overall increase of $936,358.

The administration fee payable to Gladstone Administration was $124,861 for the three months ended September 30, 2006 compared to $77,962 for the three months ended September 30, 2005. This fee consists of our allocable portion of Gladstone Administration’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by GMC.  The increase was mainly attributable to the personnel growth of Gladstone Administration.

The base management fee payable to GMC was $861,893 for the three months ended September 30, 2006 compared to $92,108 for the three months ended September 30, 2005. The base management fee is currently computed quarterly as described under “Investment Advisory and Management Agreement.”  The increase in the base management fee in the current quarter is attributable to the contined investment of the proceeds from our initial public offering.

Directors’ fees for the three months ended September 30, 2006 and 2005 were $56,250 and  $52,000, respectively.  Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.

Insurance expense for the three months ended September 30, 2006 was $67,626 compared to $42,478 for the three months ended September 30, 2005.  Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy. The increase of $25,148 is mainly due to our policies not beginning until August 2005 thereby resulting in the amortization of only two months of insurance premiums in the prior year period.

Professional fees for the three months ended September 30, 2006 were $88,040, an increase of $21,738 over the professional fees for the three months ended September 30, 2005 of $66,302.  Professional fees primarily consist of legal fees and audit and accounting fees.  The increase is mainly due to an increase in audit fees related to our compliance with Sarbanes-Oxley regulations and recurring legal fees resulting from increased operations.

Stockholder related costs increased $22,197 for the three months ended September 30, 2006 to $65,100 from $42,903 in the three months ended September 30, 2005.  Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission filing fees and press release costs.  The increase in stockholder related costs is mainly due to the fees incurred in connection with our inaugural annual meeting of stockholders on August 10, 2006.

Taxes and licenses expense for the three months ended September 30, 2006 was $41,337 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

Other expenses for the three months ended September 30, 2006 were $24,935 compared to $19,931 for the three months ended September 30, 2005.  Other expenses consist of conferences, travel, bank fees, document custody charges and miscellaneous expenses.

Realized and Unrealized Gain (Loss) on Investments

For the three months ended September 30, 2006, we recognized a loss on the sale of one loan participation in the amount of $1,934 and we recorded net unrealized depreciation of investments in the aggregate amount of $33,908.  The net unrealized depreciation of our investments for the three months ended September 30, 2006 was primarily related to the decline in market value of our Control investments over the three month period.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $2,848,044 for the three months ended September 30, 2006 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the three months ended September 30, 2006 was $0.17 compared to $0.09 for the three months ended September 30, 2005.

Six months ended September 30, 2006 compared to the period June 22, 2005 (Commencement of operations) to September 30, 2005

Investment Income

Investment income for the six months ended September 30, 2006 increased $6,222,578 to $8,077,366 from $1,854,788 for the period ended June 22, 2005 (commencement of operations) to September 30, 2005.

Interest income from Non-Control/Non-Affiliate investments increased $4,158,277 to $4,351,855 for the six months ended September 30, 2006 compared to $193,578 for the the period ended June 22, 2005 (commencement of operations) to September 30, 2005. This increase was mainly the result of approximately $82 million of new Non-Control/Non-Affiliate investments compared to the prior year period in which we were beginning to invest the proceeds from our initial public offering in syndicate loans.

Interest income from Control investments was $2,446,605 for the six months ended September 30, 2006 representing interest on our non-syndicated loan investments. At September 30, 2005, we had not yet invested in any Control investments.

Interest income from cash and equivalents decreased $383,290 to $1,277,920 for the six months ended September 30, 2006 from $1,661,210 for the period ended June 22, 2005 (commencement of operations) to September 30, 2005.  This decrease is mainly the result of our continued investment of the proceeds of our initial public offering in Control and Non-Control/Non-Affiliate investments but is offset by the prior year period only consisting of only 100 days compared to 182 days in the current year period.

The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 8.44% for the six months ended September 30, 2006 and 6.38% for the period ended June 22, 2005 (commencement of operations) to September 30, 2005.

Operating Expenses

Operating expenses for the six months ended September 30, 2006 were $2,612,316 compared to $422,082 for the period ended June 22, 2005 (commencement of operations) to September 30, 2005 representing an overall increase of $2,190,234.

The administration fee payable to Gladstone Administration was $240,250 for the six months ended September 30, 2006 compared to $105,045 for the period ended June 22, 2005 (commencement of operations) to September 30, 2005. This fee consists of our allocable portion of Gladstone Administration’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by GMC.  The increase was mainly attributable to the personnel growth of Gladstone Administration.

The base management fee payable to GMC was $1,663,202 for the six months ended September 30, 2006 compared to $92,108 for the period ended June 22, 2005 (commencement of operations) to September 30, 2005. The base management fee is currently computed quarterly as described under “Investment Advisory and Management Agreement.”  The increase in the base management fee in the current period is attributable to the continued investment of our initial public offering proceeds. In addition, we did not incur a base management fee for the period June 22, 2005 (commencement of operations) to June 30, 2005 as we did not have any investments at that date.

Directors’ fees for the six months ended September 30, 2006 and 2005 were $99,500 and $52,000, respectively.  Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.  The directors’ fees for the prior year period were not declared until July 2005 and therefore, only three months of expense was recognized.

Insurance expense for the six months ended September 30, 2006 was $140,237 compared to $42,478 for the period ended June 22, 2005 (commencement of operations) to September 30, 2005.  Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy. The increase of $97,759 is mainly due to our policies not beginning until August 2005 thereby resulting in the amortization of only two months of insurance premiums in the prior year period.

Professional fees for the six months ended September 30, 2006 were $167,788 , an increase of $101,486 over the professional fees for the period ended June 22, 2005 (commencement of operations) to September 30, 2005 of $66,302.  Professional fees primarily consist of legal fees and audit and accounting fees.  The increase is mainly due to the shortened prior year period and an increase in audit fees related to our compliance with Sarbanes-Oxley regulations.

Stockholder related costs increased $115,328 for the six months ended September 30, 2006 to $158,866 from $43,538 in the period ended June 22, 2005 (commencement of operations) to September 30, 2005.  Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission filing fees and press release costs.  The increase in stockholder related costs is mainly due to the shortened prior year period and fees incurred in connection with our inaugural annual meeting of stockholders on August 10, 2006.

Interest expense for the period ended June 22, 2005 (commencement of operations) to September 30, 2005 was $378 and consisted of interest due on a loan payable to an affiliate, which was repaid in June 2005.

Taxes and licenses expense for the six months ended September 30, 2006 was $98,444 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

Other expenses for the six months ended September 30, 2006 were $44,029 compared to $20,233 for the period ended June 22, 2005 (commencement of operations) to September 30, 2005.  Other expenses consist of conferences, travel, bank fees, document custody charges and miscellaneous expenses.  The decrease in other expenses is mainly attributable to the shorter prior year period.

Realized and Unrealized Gain (Loss) on Investments

For the six months ended September 30, 2006, we recognized gains on the sale of five loan participations in the aggregate amount of $1,339 and we recorded net unrealized depreciation of investments in the aggregate amount of $1,341,297.

At March 31, 2006, the fair value of our investment portfolio exceeded the cost basis of our portfolio by approximately $113,000.  At September 30, 2006, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $1.2 million, representing an unrealized loss of approximately $1.3 million.  This decrease is primarily the result of the decline in market value of our syndicated loan investments.  Approximately $254,000 of this unrealized loss is attributable to the decline in market value of our investments in the senior debt of our Control Investments.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $4,125,092 for the six months ended September 30, 2006 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the six months ended September 30, 2006 was $0.25 and our net increase in net assets from operations per basic and diluted weighted average common share for the period ended June 22, 2005 (commencement of operations) to September 30, 2005 was $0.09.

LIQUIDITY AND CAPITAL RESOURCES

Operations

Net cash used in operating activities for the six months ended September 30, 2006 was approximately $20.2 million and consisted primarily of the purchase of syndicated loan investments, an increase in our investment interest receivable and a decrease in accrued expenses from the prior year end, offset by sales of existing portfolio investments, increases in base management fee and administrative fees payable and unrealized depreciation of our portfolio investments.

A summary of our investment activity for the six months ended September 30, 2006 and the period June 22, 2005 (Commencement of operations) to September 30, 2005 is as follows:

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Gain on Disposal
June 30, 2006	$33,665,549	$874,222	$15,548,454	$3,273
September 30, 2006	15,812,230	5,964,245	999,437	(1,934)
Total	$49,477,779	$6,838,467	$16,547,890	$1,339

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Gain on Disposal
June 30, 2005	$—	$—	$—	$—
September 30, 2005	40,844,381	333,363	—	—
Total	$40,844,381	$333,363	$—	$—

During the six months ended September 30, 2006, we purchased new investments using a portion of the remaining proceeds from our initial public offering.  We will continue to use the proceeds from our initial public offering to make investments in syndicated loans, subordinated debt, mezzanine debt, preferred stock and other higher yielding investments.  We anticipate issuing additional equity securities to obtain additional capital in the future. The terms of the future equity issuances cannot be determined and there can be no assurances that the equity markets will be available to us on terms we deem favorable.  On October 13, 2006 we filed a registration statement with the Securities and Exchange Commission that, when declared effective, would permit us to issue, through one or more transactions, up to an aggregate of $100 million in securities, consisting of common stock, preferred stock and/or debt securities.  To date we have incurred approximately $54,000 of costs in connection with this registration statement.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2007	$924,697
2008	4,520,475
2009	5,635,859
2010	6,391,319
2011	33,681,941
Thereafter	114,476,186
Total contractual repayments	165,630,477
Investments in equity securities	12,778,508
Unamortized premiums on debt securities:	866,411
Total	$179,275,396

For the period June 22, 2005 (commencement of operations) to September 30, 2005, we recorded net cash proceeds resulting from our initial public offering of $230,296,850, of which approximately $40 million was invested in portfolio companies and the remainder was invested in cash and short-term investments at September 30, 2005.

For the six months ended September 30, 2006, our dividends paid of $6,955,245 exceeded our net investment income (including realized gains) by $1,488,856.  We declared these dividends based on our estimates of net investment income for the fiscal year.  Our investment pace continues to be slower than expected in our second year of operations and, consequently, our net investment income was lower than our original estimates.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we have declared the following dividends since our inception:

Declaration Date	Record Date	Payment Date	Dividend per Share
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07
January 10, 2006	March 17, 2006	March 31, 2006	$0.07
January 10, 2006	February 16, 2006	February 28, 2006	$0.07
January 10, 2006	January 23, 2006	January 31, 2006	$0.07
October 7, 2005	December 21, 2005	December 31, 2005	$0.04
October 7, 2005	November 21, 2005	November 30, 2005	$0.04
October 7, 2005	October 21, 2005	October 30, 2005	$0.04
July 7, 2005	September 22, 2005	September 30, 2005	$0.02
July 7, 2005	August 23, 2005	August 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

Revolving Credit Facility

On October 19, 2006 through our wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”), the Company has obtained a $100 million revolving credit facility (the “Credit Facility”).  On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein.  Simultaneously, Business Investment executed a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. Availability under the Credit Facility will terminate on October 18, 2007, unless extended in the discretion of the lenders, at the request of Business Investment. Interest will be payable monthly during the term of the Credit Facility and principal will be payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity.  The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable.  Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of October 31, 2006, there was no outstanding principal balance under the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At October 31, 2006, the remaining borrowing capacity available under the Credit Facility was approximately $100 million.  If we request a renewal of the Credit Facility, any such renewal will be granted in the discretion of the lenders and there can be no guarantee that we will be able to renew the Credit Facility on terms that are favorable to us, if at all.  In the event that we are not able to renew or refinance the Credit Facility this could have a material adverse impact on our liquidity and ability to fund new investments.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of October 31, 2006, Business Investment was in compliance with all of the facility covenants.  We currently intend to securitize some or all of the loans held by Business Investment and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

GMC, our affiliated external adviser, services the loans pledged under the Credit Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that GMC would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of [$100] million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of October 31, 2006, we were in compliance with our covenants under the performance guaranty.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2006, we were a party to signed and non-binding term sheets for two allocations of syndicate loan participations for approximately $0.5 million and one buyout investment approximating $29.5 million.  The future scheduled contractual payments at September 30, 2006 are as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	30,024,000	30,024,000	—	—	—
Total	$30,024,000	$30,024,000	$—	$—	$—

As of the date of this report, $524,000 of the investment purchase obligations summarized above has been funded. See Note 7 “Subsequent Events” in our Consolidated Financial Statements for further information.

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2006.

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

We expect to borrow funds to finance future lending activities after we have substantially fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. For example, interest rates charged on the advances under our credit facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of October 31, 2006, there was no outstanding principal balance under the credit facility.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant. Under this analysis, a hypothetical increase in the one month LIBOR by 1% would increase our net increase in net assets resulting from operations by approximately $1.4 million or 16.0%, over the next twelve months, compared to the net increase in net assets resulting from operations for the period October 1, 2005 to September 30, 2006. A hypothetical decrease in the one month LIBOR by 1% would decrease our net increase in net assets resulting from operations by approximately $1.4 million or 16.0%, over the next twelve months, compared to the net increase in net assets from operations for the period October 1, 2005 to September 30, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

ITEM 4.   CONTROLS AND PROCEDURES.

As of September 30, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed by us with the Securities and Exchange Commission on June 14, 2006 as well as the Company’s Registration Statement on Form N-2, filed on October 13, 2006 (the “Registration Statement”). In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and the Registration Statement.

Our credit facility imposes certain limitations on us.

The administrative agent and lenders under our credit facility have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, have a preference over our stockholders with respect to our assets. Our credit facility also contains customary default provisions and financial covenants for loans of this nature, such as a minimum portfolio yield, maximum charge-off ratios and default ratios with respect to the loans purchased from us, a restriction on changing our business and loan quality standards. An event of default under our credit facility would likely result, among other things, in termination of further funds available under that facility and an accelerated maturity date for all amounts outstanding under the facility. This would likely disrupt the portfolio companies whose loans we financed through the facility, could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lenders have been paid in full, could reduce our liquidity and cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2006 Annual Meeting of Stockholders was held on August 10, 2006.  The stockholders voted and approved the following matter:

•      The election of three directors to hold office until the 2009 Annual Meeting of Stockholders and one director to hold office until the 2008 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
Terry Lee Brubaker (2009)	16,294,021	59,909
Maurice W. Coulon (2009)	16,284,517	69,413
David A.R. Dullum (2009)	16,293,507	60,423
Gerard Mead (2008)	16,285,946	67,984

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer

Date: November 1, 2006

EXHIBIT INDEX

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.d to Pre-Effective Amendment No. 3 to the Registration Statementon Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1*

Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporation incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-51233) filed on July 12, 2006.

10.2

Credit Agreement by and among Gladstone Business Investment LLC, Deutsche Bank AG, and certain other parties, dated as of October 19, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed on October 23, 2006.

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