Form 10-Q
period 2006-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2007-02-06
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2006

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 1, 2007 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Assets and Liabilities as of December 31, 2006 and March 31, 2006
Consolidated Schedule of Investments as of December 31, 2006
Consolidated Schedule of Investments as of March 31, 2006
Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005
Consolidatd Statements of Operations for the nine months ended December 31, 2006 and for the period June 22, 2005 (Commencement of Operations) to December 31, 2005
Consolidated Statements of Changes in Net Assets for nine months ended December 31, 2006 and for the period June 22, 2005 (Commencement of Operations) to December 31, 2005
Consolidated Statements of Cash Flows for the nine months ended December 31, 2006 and for the period June 22, 2005 (Commencement of Operations) to December 31, 2005
Financial Highlights for the three months ended December 31, 2006 and 2005
Financial Highlights for the nine months ended December 31, 2006 and for the period June 22, 2005 (Commencement of Operations) to December 31, 2005
Notes to Consolidated Financial Statements

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

SIGNATURES

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(UNAUDITED)

	December 31, 2006	March 31, 2006
ASSETS
Non-Control/Non-Affiliate investments (Cost 12/31/06: $141,804,619; 3/31/06: $97,423,004)	$140,777,989	$97,585,972
Control investments (Cost 12/31/06: $80,601,004; 3/31/06: $55,846,318)	80,188,063	55,796,318
Affiliate investments (Cost 12/31/06: $19,550,000)	19,550,000	—
Total investments at fair value (Cost 12/31/06: $241,955,623; 3/31/06: $153,269,322)	240,516,052	153,382,290
Cash and cash equivalents	1,890,942	75,672,605
Interest receivable	1,444,705	761,388
Due from custodian	2,798,620	—
Deferred finance costs	459,347	—
Prepaid directors fees	37,900	—
Prepaid insurance	145,382	99,874
Due from Adviser	—	234,551
Other assets	180,114	173,099
TOTAL ASSETS	$247,473,062	$230,323,807

LIABILITIES
Administration fee payable to Administrator	$124,101	$110,002
Fees due to Adviser	407,221	—
Borrowings under line of credit	20,000,000	—
Accrued expenses	812,864	367,031
Other liabilities	43,120	5,077
Total Liabilities	21,387,306	482,110
NET ASSETS	$226,085,756	$229,841,697

ANALYSIS OF NET ASSETS:

Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 shares issued and outstanding	$16,560	$16,560
Capital in excess of par value	230,096,572	230,229,279
Net unrealized (depreciation) appreciation of investment portfolio	(1,439,571)	112,968
Distributions in excess of net investment income	(2,587,805)	(517,110)
TOTAL NET ASSETS	$226,085,756	$229,841,697
NET ASSETS PER SHARE	$13.65	$13.88

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2006

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

ACS Media, LLC	Service - directory advertising	Senior Term Debt (7.9%, Due 11/2013)(3)	$2,627,096	$2,626,550

Activant	Service - enterprise software and services	Senior Term Debt (7.4%, Due 5/2013)(3)	3,848,960	3,792,675

American Safety Razor Company Inc.	Manufacturing - razors and blades	Senior Term Debt (7.9%, Due 7/2013)(3)	1,494,998	1,499,963

Aspect Software, Inc.	Service - call center software	Senior Term Debt (8.4%, Due 7/2011)(3)	2,996,361	2,992,500

Bankruptcy Management Solutions, Inc.	Service - software and service to bankrupcy trustees	Senior Term Debt (8.1%, Due 7/2012)(3)	1,000,942	1,004,981

Brock Holdings II, Inc.	Service - industrial specialty maintenance	Senior Term Debt (7.9%, Due 8/2013)(3)(5)	3,000,480	3,011,203

Compsych Investments Corp.	Service - independent employee assistance programs	Senior Term Debt (8.1%, Due 2/2012)(3) (5)	3,926,043	3,919,775

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (7.9%, Due 2/2012)(3)	10,041,596	10,005,278

CST Industries Acquisition, Inc.	Manufacturing - metal storage units	Senior Term Debt (8.5%, Due 8/2013)(3)	999,523	1,002,488

Dealer Computer Services, Inc.	Manufacturing & Service - systems for automotive retailers	Senior Term Debt (7.9%, Due 9/2013)(3)	1,045,380	1,051,914

Dresser Holdings, Inc.	Manufacturing - oilfield & energy products	Senior Term Debt (8.1%, Due 10/2013)(3)	2,015,898	2,033,537

Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (7.8%, Due 11/2013)(3)	2,620,000	2,629,825

Graham Packaging Holdings Co.	Manufacturing - custom blow molded plastic containers	Senior Term Debt (7.6%, Due 10/2011)(3)	10,745,127	10,711,271

Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (8.1%, Due 12/2013)(3)	1,310,000	1,313,275

IPC Information Systems, LLC	Manufacturing - specialized telephony systems	Senior Term Debt (7.9%, Due 9/2013)(3)	262,000	263,310

J. Crew Operating Corp.	Retail - apparel	Senior Term Debt (7.1%, Due 5/2013)(3)	1,406,089	1,399,999

Latham Manufacturing Corp.	Manufacturing - swimming pool components accessories	Senior Term Debt (8.9%, Due 6/2012)(3)	2,435,461	2,369,505

Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (7.9%, Due 5/2012)(3) (5)	2,979,159	3,006,478

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (10.4%, Due 11/2010)(3) (5)	6,458,112	5,920,200

Madison River Capital LLC	Service - communications and information	Senior Term Debt (7.6%, Due 7/2012)(3)	5,729,255	5,702,357

Maidenform, Inc.	Manufacturing - intimate apparel	Senior Term Debt (7.2%, Due 5/2010)(3)	2,569,468	2,566,667

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.9%, Due 10/2013)(3) (5)	3,502,680	3,500,000

MediMedia USA, LLC	Service - healthcare and pharmeceutical marketing	Senior Term Debt (7.8%, Due 10/2013)(3)	1,183,505	1,180,463

National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (7.7%, Due 6/2013)(3)	1,991,799	2,000,503

NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013)(3)	3,018,085	2,995,367

Nutro Products, Inc.	Manufacturing - pet food	Senior Term Debt (7.4%, Due 4/2012)(3)	2,503,442	2,484,352

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (8.6%, Due 8/2012)(3)	7,791,254	7,714,823

Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.4%, Due 3/2013)(3)	4,169,901	4,136,293

Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (8.1%, Due 9/2013)(3)	1,048,000	1,051,930

Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (7.9%, Due 11/2013)(3)	262,000	262,655

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.9%, Due 12/2011)(3)	5,001,158	4,975,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.9%, Due 12/2011)(3)	1,616,364	1,612,774

Stolle Machinery Company	Manufacturing - can-making equipment and parts	Senior Term Debt (7.9%, Due 9/2012)(3)	262,000	263,310

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued)

SunGard Data Systems, Inc.	Service & Manufacturing - integrated software and processing solutions and information availability services	Senior Term Debt (7.9%, Due 2/2013)(3)	$9,946,579	$9,960,813

Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (8.6%, Due 5/2011)(3)	3,373,571	3,331,493

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (8.6%, Due 12/2011)(3) (5)	4,966,908	4,912,875

US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (7.9%, Due 10/2012)(3)	10,943,766	10,927,767

Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (7.6%, Due 7/2011)(3)	5,471,659	5,390,720

West Corporation	Service - business process outsourcing	Senior Term Debt (8.1%, Due 10/2013)(3)	5,240,000	5,253,100

Total Non-Control/Non-Affiliate Investments			$141,804,619	$140,777,989

CONTROL INVESTMENTS

Acme Cryogenics Corporation	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013)(6)	$14,500,000	$14,500,000
		Redeemable Preferred Stock(4) (6)	7,245,634	7,245,634
		Common Stock(4) (6)	1,084,366	1,084,366
		Common Stock Warrants(4) (6)	24,686	24,686
			22,854,686	22,854,686

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility(7)	—	—
		Senior Term Debt (9.9%, Due 3/2011)(5)	12,900,000	12,835,500
		Senior Term Debt (12.0% Due 3/2011)(5)	8,000,000	7,910,000
		Subordinated Term Debt (13% Due 3/2013)(5)	6,167,810	6,036,744
		Redeemable Preferred Stock(4) (6)	6,960,806	6,960,806
		Common Stock Warrants(4) (6)	61,384	61,384
			34,090,000	33,804,434

Hailey Transport Corporation	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012)(5)	4,000,000	3,900,000
		Preferred Stock(4) (6)	2,500,000	2,500,000
			6,500,000	6,400,000

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility (9.4%, Due 3/2009)(5) (8)	1,900,000	1,897,625
		Senior Term Debt (9.4%, Due 3/2011)(5)	4,000,000	4,005,000
		Subordinated Term Debt (11.5%, Due 3/2011)(5)	8,000,000	7,970,000
		Common Stock(4) (6)	3,256,318	3,256,318
			17,156,318	17,128,943

Total Control Investments			$80,601,004	$80,188,063

AFFILIATE INVESTMENTS

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility(9)	$1,800,000	$1,800,000
		Senior Term Debt (9.8%, Due 3/2011)(6)	7,000,000	7,000,000
		Senior Term Debt (12.0% Due 3/2011)(6)	7,000,000	7,000,000
		Senior Subordinated Term Debt (13% Due 3/2013)(6)	500,000	500,000
		Preferred Stock(4) (6)	1,750,000	1,750,000
		Common Stock(4) (6)	1,500,000	1,500,000
			19,550,000	19,550,000

Total Affiliate Investments			$19,550,000	$19,550,000

Total Investments			$241,955,623	$240,516,052

(1)             Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)             Percentage represents the weighted average interest rates in effect at December 31, 2006 and due date represents the contractual maturity date.

(3)             Marketable securities are valued based on the indicative bid price, as of December 31, 2006, from the respective originating syndication agent’s trading desk.

(4)             Security is non-income producing.

(5)             Valued using Standard & Poor’s Securities Evaluations, Inc. opinions of value at December 31, 2006.

(6)             Fair value is equal to cost due to recent acquisition.

(7)             Total available under the revolving credit facility is $500,000 which was undrawn as of December 31, 2006.

(8)             Total available under the revolving credit facility is $2,000,000, of which $100,000 remains undrawn at December 31, 2006.

(9)             Total available under the revolving credit facility is $2,000,000, of which $200,000 remains undrawn at December 31, 2006.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2006
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (6.9%, Due 2/2016)(3)	$5,056,761	$5,056,250

Graham Packaging Holdings Co.	Manufacturing - custom blow molded	Senior Term Debt (7.0%, Due 10/2011)(3)	10,071,296	10,061,087

Hertz Equipment Rental Corporation	Service - car rentals	Senior Term Debt (6.7%, Due 12/2010)(3)	871,388	876,560

Latham Manufacturing Corp.	Manufacturing - swimming pool components accessories	Senior Term Debt (7.8%, Due 12/2010)(3)	4,454,333	4,461,188

Le-Natures, Inc.	Marketing & development - natural beverages	Senior Term Debt (7.7%, Due 6/2010)(3)	5,042,467	5,074,713

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (7.3%, Due 11/2010)(3)	6,511,390	6,540,483

Madison River Capital LLC	Service - communications and information information	Senior Term Debt (6.8%, Due 7/2012)(3)	5,788,660	5,829,062

Maidenform, Inc.	Manufacturing - intimate apparel	Senior Term Debt (6.5%, Due 5/2010)(3)	3,118,448	3,122,787

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.7%, Due 7/2010)(3)(7)	2,340,111	2,348,526

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (7.3%, Due 8/2012)(3)	6,382,673	6,376,646

Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.0%, Due 3/2013)(3)	4,360,777	4,359,125

Revere Industries, LLC	Manufacturing-plastic and metal components	Senior Term Debt (7.6%, Due 9/2010)(3)	3,508,831	3,504,546

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.2%, Due 12/2011)(3)	5,001,332	5,000,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.2%, Due 12/2011)(3)	1,404,081	1,415,702

SunGard Data Systems, Inc.	Service & manufacturing - integrated software and processing	Senior Term Debt (7.2%, Due 2/2013)(3)	10,033,531	10,049,063

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (7.8%, Due 12/2011)(3)(7)	5,006,982	5,012,438

TexStar Operating, L.P.	Manufacturing - midstream natural gas processing	Senior Term Debt (8.3%, Due 12/2011)(3)(7)	3,000,161	2,999,981

US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (7.4%, Due 10/2012)(3)	9,948,345	9,984,478

Wastequip, Inc.	Manufacturing - waste removal equipment	Senior Term Debt (7.0%, Due 7/2011)(3)	5,521,437	5,513,337

Total Non-Control/Non-Affiliate Investments			97,423,004	97,585,972

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS

Chase II Holdings Corporation	Manufacturing - Traffic doors	Revolving Credit Facility (5)	—	—
		Senior Term Debt (9.1%, Due 3/2011)	12,900,000	12,900,000
		Senior Term Debt (12.0% Due 3/2011)	8,000,000	8,000,000
		Subordinated Term Debt (13% Due 3/2013)	6,167,810	6,167,810
		Redeemable Preferred Stock (4) (8)	6,960,806	6,960,806
		Common Stock (4) (8)	61,384	61,384
			34,090,000	34,090,000

Hailey Transport Corporation	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012) (7)	4,000,000	3,950,000
		Common Stock (4) (8)	2,500,000	2,500,00
			6,500,000	6,450,000

Quench Holdings Corporation	Service - sales, installation and service of water coolers	Revolving Credit Facility (6)	—	—
		Senior Term Debt (9.1%, Due 3/2011)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011)	8,000,000	8,000,000
		Common Stock (4) (8)	3,256,318	3,256,318
			15,256,318	15,256,318

Total Control Investments			55,846,318	55,796,318

Total Investments			$153,269,322	$153,382,290

Cash equivalents
	Government	US Treasury Bill (4.2%, 4/20/2006)	3,989,800	3,989,800

	Government	US Treasury Bill (4.4%, 4/27/2006)	15,241,694	15,241,694

	Government	US Treasury Bill (4.4%, 5/4/2006)	35,132,347	35,132,347

	Government	US Treasury Bill (4.4%, 5/25/2006)	15,243,245	15,243,245

Total cash equivalents:			69,607,086	69,607,086

Total investments and cash equivalents:			$222,876,408	$222,989,376

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

(7)             Valued using Standard & Poor’s Securities Evaluations, Inc. opinions of value at March 31, 2006.

(8)             Fair value is equal to cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	For the three
	months ended	months ended
	December 31, 2006	December 31, 2005

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$2,586,171	$790,879
Control investments	1,264,451	—
Affiliate investments	114,668	—
Cash and cash equivalents	332,586	1,530,809
Total interest income	4,297,876	2,321,688
Other income	1,492	—
Total investment income	4,299,368	2,321,688

EXPENSES
Base management fee	551,235	265,522
Loan servicing fee	508,691	—
Administration fee	124,101	73,424
Directors fees	54,800	51,000
Professional fees	186,537	69,570
Insurance expense	60,696	69,552
Stockholder related costs	28,643	24,363
Interest expense	68,748	—
Amortization of deferred finance costs	91,392	—
Taxes and licenses	41,550	—
Other expenses	60,132	15,687
Expenses before credit from Adviser	1,776,525	569,118
Credit to base management fee for fees collected by Adviser (Refer to Note 3)	(375,225)	—
Total expenses net of credit to management fee	1,401,300	569,118
NET INVESTMENT INCOME	2,898,068	1,752,570

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Realized (loss) gain on sale of Non-Control/Non-Affiliate investments	(2,283)	38,056
Net unrealized depreciation of investment portfolio	(211,242)	(175,879)
Net loss on investments	(213,525)	(137,823)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 6)	$2,684,543	$1,614,747

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.16	$0.10

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the period
		June 22, 2005
	For the nine	(Commencement of
	months ended	Operations) to
	December 31, 2006	December 31, 2005

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,938,026	$984,457
Control investments	3,711,056	—
Affiliate investments	114,668	—
Cash and cash equivalents	1,610,506	3,192,019
Total interest income	12,374,256	4,176,476
Other income	2,478	—
Total investment income	12,376,734	4,176,476

EXPENSES
Base management fee	2,214,437	357,630
Loan servicing fee	508,691	—
Administration fee	364,351	178,469
Directors fees	154,300	103,000
Professional fees	354,325	135,872
Insurance expense	200,933	112,030
Stockholder related costs	187,509	67,901
Interest expense	68,748	378
Amortization of deferred finance costs	91,392	—
Taxes and licenses	139,994	—
Other expenses	104,161	35,920
Expenses before credit from Gladstone Management	4,388,841	991,200
Credit to management fee for fees collected by Adviser (Refer to Note 3)	(375,225)	—
Total expenses net of credit to management fee	4,013,616	991,200
NET INVESTMENT INCOME	8,363,118	3,185,276

REALIZED AND UNREALIZED LOSS ON INVESTMENTS
Realized (loss) gain on sale of Non-Control/Non-Affiliate investments	(944)	38,056
Net unrealized depreciation of investment portfolio	(1,552,539)	(112,053)
Net loss on investments	(1,553,483)	(73,997)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 6)	$6,809,635	$3,111,279

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.41	$0.19

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

		For the period
		June 22, 2005
	For the nine	(Commencement of
	months ended	Operations) to
	December 31, 2006	December 31, 2005
Operations:
Net investment income	$8,363,118	$3,185,276
Realized (loss) gain on sale of investments	(944)	38,056
Unrealized depreciation of portfolio	(1,552,539)	(112,053)
Increase in net assets from operations	6,809,635	3,111,279

Capital transactions:
Issuance of common stock	—	230,244,339
Shelf registration offering costs	(132,707)	—
Dividends from net investment income	(10,432,869)	(2,980,818)
Total change in net assets from capital transactions	(10,565,576)	227,263,521

Total change in net assets	(3,755,941)	230,374,800

Net Assets
Beginning of period	229,841,697	1,500
End of period	$226,085,756	$230,376,300

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the period
		June 22, 2005
	For the nine	(Commencement of
	months ended	Operations) to
	December 31, 2006	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$6,809,635	$3,111,279
Adjustments to reconcile net increase in net assets
resulting from operations to net cash used in operating activities:
Purchase of investments	(118,850,626)	(64,221,339)
Principal repayments of investments	10,448,688	1,376,483
Proceeds from the sale of investments	19,589,945	2,038,056
Net unrealized depreciation of investment portfolio	1,552,539	112,053
Net realized loss (gain) on sales of investments	944	(38,056)
Net amortization of premiums and discounts	124,748	21,797
Increase in interest receivable	(683,317)	(317,233)
Increase in due from custodian	(2,798,620)	—
Increase in prepaid assets	(67,993)	(214,485)
Increase in other assets	(22,429)	(108,604)
Increase in other liabilities	38,042	—
Increase in administration fee payable to Administrator	410,561	73,424
Increase in base management fee payable to Adviser	14,099	192,787
Increase in loan servicing fee payable to Adviser	231,211	—
Increase in accounts payable	—	2,207
Increase in accrued expenses	445,833	53,933
Net cash used in operating activities	(82,756,740)	(57,917,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	—	230,292,203
Borrowings from line of credit	23,500,000	—
Repayments of line of credit	(3,500,000)	—
Deferred finance costs	(459,347)	—
Shelf offering registration costs	(132,707)	—
Distributions paid	(10,432,869)	(2,980,818)
Decrease in loan payable to affiliate	—	(50,000)
Net cash provided by financing activities	8,975,077	227,261,385

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(73,781,663)	169,343,687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,672,605	3,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,890,942	$169,347,323

CASH PAID DURING PERIOD FOR INTEREST TO AFFILIATE	$—	$378

(1)             Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED  FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	For the three	For the three
	months ended	months ended
	December 31, 2006	December 31, 2005
Per Share Data (1)
Balance at beginning of period	$13.71	$13.93

Income from investment operations:
Net investment income (2)	0.18	0.11
Realized gain on sale of investments (2)	—	—
Net unrealized depreciation of investments (2)	(0.02)	(0.01)
Total from investment operations	0.16	0.10
Distributions	(0.21)	(0.12)
Net asset value at end of period	$13.65	$13.91

Per share market value at beginning of period	$14.46	$15.05
Per share market value at end of period	15.31	13.59
Total return (3)	7.38%	(6.63%)
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$226,085,756	$230,376,300
Average net assets (4)	$225,338,878	$229,896,936
Ratio of expenses to average net assets (annualized)	3.15%	0.99%
Ratio of net expenses to average net assets (annualized)	2.49%	0.99%
Ratio of net investment income to average net assets (annualized)	5.14%	3.05%

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

		For the period
		June 22, 2005
	For the nine	(Commencement of
	months ended	Operations) to
	December 31, 2006	December 31, 2005
Per Share Data (1)
Balance at beginning of period	$13.88	$—
Net proceeds from initial public offering (2)	—	13.95
Offering costs	—	(0.05)

Income from investment operations:
Net investment income (3)	0.51	0.20
Realized gain on sale of investments (3)	—	—
Net unrealized depreciation of investments (3)	(0.10)	(0.01)
Total from investment operations	0.41	0.19
Distributions	(0.63)	(0.18)
Net asset value at end of period	$13.65	$13.91

Per share market value at beginning of period	$14.90	$15.00
Per share market value at end of period	15.31	13.59
Total return (4)	7.28%	(8.25%)
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$226,085,756	$230,376,300
Average net assets (5)	$226,399,367	$225,793,817
Ratio of expenses to average net assets (annualized)	2.59%	0.75%
Ratio of net expenses to average net assets (annualized)	2.36%	0.75%
Ratio of net investment income to average net assets (annualized)	4.93%	2.42%

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

Gladstone Business Investment LLC, (“Business Investment”) a wholly-owned subsidiary of the Company, was established on August 11, 2006 for the sole purpose of owning the Company’s portfolio of investments in connection with the establishment of its line of credit facility with Deutsche Bank AG, which recently closed on October 19, 2006.  The financial statements of Business Investment are consolidated with those of the Company.

The Company is externally managed by Gladstone Management Corporation (“GMC” or the “Adviser”), an unconsolidated affiliate of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

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

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as participations in syndicated loans, are valued at the indicative bid price on the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded are valued at fair value. The Company’s Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.  These procedures for the determination of value of 13 of the Company’s debt securities rely on the opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason in its sole discretion.  SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value, and votes to accept or not accept the recommended valuation of the Company’s investment portfolio. The Company’s fair valuation procedures provide for valuation of non-convertible debt securities at cost plus amortized original issue discount (“OID”) plus paid in kind (“PIK”) interest, if any, unless adverse factors lead to a determination of a lesser valuation.  The fair value of convertible debt, equity, success or exit fees or other equity-like securities is determined based on the collateral, the enterprise value of the issuer, the issuer’s ability to make payments, the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow and other pertinent factors.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a delay between when the Company closes an investment and when the investment can be evaluated by SPSE, new investments are not valued immediately by SPSE; rather, the Adviser makes its own determination about the recommended value of these investments in accordance with the Company’s valuation policy without the input of SPSE during the specific quarter in which the investment is made.  Because SPSE does not currently perform independent valuations of mortgage loans or equity securities for the Company, the Adviser also determines a recommendation for the fair value of these investments without the input of SPSE.  The Adviser considers a number of qualitative and quantitative factors in current market conditions when performing valuations.  The Board of Directors then determines whether or not to accept the Adviser’s recommendations for the aggregate valuation of the Company’s portfolio of investments.  The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  There were no uncollectible accounts at December 31, 2006.  Conditional interest or a success fee is recorded upon full repayment of a loan investment. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash.  To date, the Company has not accrued any dividend income.

Services Provided to Portfolio Companies

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company. The Company provides these and other services to portfolio companies through its Adviser.   Currently, neither the Company nor the Adviser receives fees in connection with managerial assistance.

The Adviser receives fees for other services it provides to portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment.  The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  When the Adviser receives fees for these services, 50% of those fees are credited against the base management fee due to the Adviser from the Company.  Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

The Adviser also receives fees for monitoring and reviewing portfolio company investments.  These fees are recurring and are generally paid annually or quarterly in advance to the Adviser throughout the life of the investment.  Fees of this nature are recorded as revenue by the Adviser when earned and are not credit against the base management fees.

The Company may receive fees for the origination and closing services it provides to portfolio companies through its Adviser. These fees are paid directly to the Company and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include commercial paper and money-market funds. All of the Company’s cash at December 31, 2006 was deposited with two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurments (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year ended March 31, 2009.  The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective April 1, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt SFAS No. 155 on April 1, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We have entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2.0% computed on the basis of the average value of the Company’s gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalents from the proceeds of the Company’s initial public offering that are not invested in debt and equity securities of portfolio companies.  Through December 31, 2006, the base management fee was computed and payable quarterly.  Beginning in periods subsequent to December 31, 2006, the base management fee will be computed and payable quarterly and will be assessed at an annual rate of 2.0% computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, July 11, 2006 and October 10, 2006, the Company’s Board of Directors accepted voluntary waivers from the Adviser that allowed the current calculation of the base management fee to be effective through June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

On January 9, 2007, the Company’s Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

When the Adviser receives fees from portfolio companies, as discussed in Note 2 under “Services Provided to Portfolio Companies,” 50% of certain of these fees will be credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

For the three and nine months ended December 31, 2006, the Company incurred a base management fee to the Adviser of $551,235 and $2,214,437, respectively.  For the three months ended December 31, 2005 and for the period June 22, 2005 (commencement of operations) to December 31, 2005, the Company incurred a base management fee to the Adviser of $265,522 and $357,630, respectively.  As of December 31, 2006, $176,010 was unpaid and included in fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  For the three and nine months ended December 31, 2006, the Company recognized aggregate credits against the base management fee of $375,225 resulting from investment banking fees paid to the Adviser during the respective periods.

In addition, the Adviser services the loans held by Business Investment, in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment.  Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions against the 2.0% base management fee payable to the Adviser.  Overall, the management fee due to the Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

For the three and nine months ended December 31, 2006, the Company recorded loan servicing fees to the Adviser of $508,691, of which $231,211 was unpaid at December 31, 2006 and included in fees due to Adviser in the accompanying consolidated statements of assets and liabilities.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. The capital gains incentive fee is determined and payable annually in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of the Company’s realized capital gains since inception through the end of the current fiscal year, if any, computed net of all realized capital losses since inception, and unrealized capital depreciation at the end of each fiscal year. Refer to the Company’s Form 10-K for the fiscal year ended March 31, 2006 for more information regarding the calculation of the incentive fee.

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the three or nine months ended December 31, 2006, the three months ended December 31, 2005 or the period June 22, 2005 (commencement of operations) to December 31, 2005.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (“Gladstone Administration” or the “Administrator”), a wholly-owned subsidiary of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.   The Company recorded fees to the Administrator on the consolidated statements of operations of $124,101 and $73,424 for the three months ended December 31, 2006 and 2005, respectively. The Company recorded fees to the Administrator on the consolidated statements of operations of $364,351 and $178,469 for the nine months ended December 31, 2006 and the period June 22, 2005 (commencement of operations) to December 31, 2005, respectively. As of December 31, 2006 and March 31, 2006, $124,101 and 110,002, respectively, was unpaid and included in the administration fee payable to Administrator in the accompanying consolidated statements of assets and liabilities.

Loan Payable to Affiliate

On June 30, 2005, the Company repaid a $50,000 loan payable to its chairman and chief executive officer. The demand recourse promissory note accrued interest at the rate of 3.0% per annum and was repaid with accrued interest of $378 using a portion of the net proceeds from the Company’s initial public offering.

NOTE 4. LINE OF CREDIT

Through the Company’s wholly-owned subsidiary, Business Investment, the Company has obtained a $100 million revolving credit facility (the “Credit Facility”).  On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein.  Simultaneously, Business Investment executed a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. Availability under the Credit Facility will terminate on October 18, 2007, unless extended in the discretion of the lenders, at the request of Business Investment. Interest will be payable monthly during the term of the Credit Facility and principal will be payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity.  The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable.  Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the

Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically.  Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2006, Business Investment was in compliance with all of the facility covenants.  As of December 31, 2006 there was $20 million of borrowings outstanding on the Credit Facility and the remaining borrowing capacity under the Credit Facility was $80 million.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank is also the trustee of the account and once a month remits the collected funds to the Company. At December 31, 2006, the amount due from the custodian was $2,798,620.

The Adviser services the loans pledged under the Credit Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of December 31, 2006, the Company was in compliance with the covenants under the performance guaranty.

NOTE 5. COMMON STOCK

As of December 31, 2006 and March 31, 2006, 100,000,000 shares of $0.001 par value common stock were authorized and 16,560,100 shares were outstanding.

NOTE 6. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended December 31, 2006	For the three months ended December 31, 2005	For the nine months ended December 31, 2006	For the period June 22, 2005 (Commencement of Operations) to December 31, 2005

Numerator for basic and diluted net increase in net assets resulting from operations per share	$2,684,543	$1,614,747	$6,809,635	$3,111,279

Denominator for basic and diluted shares	16,560,100	16,560,100	16,560,100	16,560,100

Basic and diluted net increase in net assets per share resulting from operations	$0.16	$0.10	$0.41	$0.19

NOTE 7. DIVIDENDS

The Company is required to pay out as a dividend, 90% of its ordinary income and realized net short-term capital gains in excess of realized net short-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under

Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held from one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.  The Company currently pays a monthly dividend.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The Company’s Board of Directors declared the following monthly dividends for the nine months ended December 31, 2006 and the period June 22, 2005 (commencement of operations) to December 31, 2005:

Fiscal Year 2007

Declaration Date	Record Date	Payment Date	Dividend per Share
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07

Fiscal Year 2006

Declaration Date	Record Date	Payment Date	Dividend per Share
October 7, 2005	December 21, 2005	December 31, 2005	$0.04
October 7, 2005	November 21, 2005	November 31, 2005	$0.04
October 7, 2005	October 21, 2005	October 30, 2005	$0.04
July 7, 2005	September 22, 2005	September 30, 2005	$0.02
July 7, 2005	August 23, 2005	August 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

 NOTE 8. CONTRACTUAL OBLIGATIONS

As of December 31, 2006, the Company was a party to signed and non-binding term sheets for two allocations of syndicated loan participations for $3.0 million.  The future scheduled contractual payments at December 31, 2006 are as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	3,000,000	3,000,000	—	—	—
Total	$3,000,000	$3,000,000	$—	$—	$—

In January 2007, all of the investment purchase obligations summarized above were funded.

NOTE 9. SUBSEQUENT EVENTS

Loan Participations

In Janaury and February 2007, the Company purchased additional loan participations of 4 new and 2 existing portfolio companies of approximately $6.7 million.

Dividends

On January 9, 2007, the Company’s Board of Directors declared the following monthly dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2007	January 23, 2007	January 31, 2007	$0.075
January 10, 2007	February 20, 2007	February 28, 2007	$0.075
January 10, 2007	March 22, 2007	March 30, 2007	$0.075

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the loss of one or more of our executive officers, in particular, David Gladstone, George Stelljes III, or Terry Lee Brubaker; (3) the impact of the investments that we make and the ability of these investments to achieve their objectives; (4) our contractual relationships with third parties; (5) the adequacy of our cash resources and working capital; (6) our ability to obtain future financing, if at all; and (7) those factors listed under the caption “Risk Factors” of the Company’s Annual Report on Form 10-K dated March 31, 2006, as filed with the Securities and Exchange Commission on June 14, 2006, and in the Company’s Pre-effective Amendment No. 1 to Registration Statement on Form N-2 as filed with the Securities and Exchange Commission on December 22, 2006. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

Our Investment Strategy

We seek to achieve returns from current income and capital gains from senior, subordinated and mezzanine debt, as well as preferred stock and warrants to purchase common stock representing controlling investments that we make in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams.  We expect that our investments will generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes. We may invest either by ourselves or jointly with other buyout funds, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were to be investing alone.

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

Non-Control/Non-Affiliate Investments

Following the completion of our initial public offering in June 2005, we began investing the proceeds of our initial public offering in senior secured syndicated loans because these investments typically may be originated more quickly than investments in small businesses that are undergoing a buyout or recapitalization. We have employed this strategy in order to more quickly invest our initial capital to generate current income. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated. In order to invest in certain senior secured syndicated loans, we may purchase these investments at a premium or discount.We amortize premiums and discounts over the contractual life of the investment. In the event that an investment is sold prior to its contractual maturity date, we recognize a loss on any unamortized premium or a gain on any unamortized discount.

While we expect that, over time, our investment portfolio will consist primarily of subordinated debt, mezzanine debt and preferred stock that we receive when making investments in connection with buyouts and recapitalizations, our Board of Directors has recommended that we continue our current strategy of investing in senior syndicated loans, primarily in order to build a portfolio that may be securitized in the future to obtain financing to pay down borrowings and invest in additional buyout and recapitalization investments. To date, we have acquired interests in 39 such syndicated loans in the aggregate principal amount, net of any repayments, of approximately $142.0 million.  We expect to continue purchasing syndicated loans using borrowings from our credit facility.

Control and Affiliate Investments

At December 31, 2006, we had investments of approximately $75.8 million in revolving credit facilities, senior debt and subordinated debt of five portfolio companies.  In addition, at December 31, 2006 we had invested approximately $24.4 million in preferred and common equity of those companies. These investments are the result of buyout and recapitalization transactions and represent our primary investment focus. A summary of the investments made during the nine months ended December 31, 2006 is as follows:

•                  $22.9 million in Acme Cryogenics Inc., including senior subordinated debt of $14.5 million, $7.3 million in preferred equity and $1.1 million in common equity; and

•                  $19.6  million  in Noble Logistics Services, Inc., including senior debt of $14.0 million, senior subordinated debt of $0.5 million, a revolving credit facility of $2.0 million (of which $0.2 million remains undrawn at December 31, 2006), $1.8 million in preferred equity and $1.5 million in common equity.

Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called “paid in kind” interest or “PIK.” We will generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as dividends to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for a regulated investment company (“RIC”) by having to pay out at least 90% of our ordinary income.  As of December 31, 2006, none of our investments bore PIK interest.

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

As a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services through Gladstone Management Corporation (the “Adviser” or “GMC”),who provides these services on our behalf through its officers who are also our officers.  If a portfolio company is charged for managerial assistance then our Adviser will credit all such managerial assistance fees against the base management fee.  In addition, our Adviser provides other services to our portfolio companies, for which it receives fees, in connection with our investments.  These fees are generally non-recurring, however in some instances they may have a recurring component that is also paid to our Adviser.  One half of certain of these fees received by our Adviser are credited against the base management advisory fee payable to our Adviser pursuant to the terms of our advisory agreement, which has the effect of reducing our expenses to the extent of any such credit.  The specific services our Adviser provides to portfolio companies vary by investment, but generally include a broad array of services such as investment banking, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the transaction, including legal fees.  Any amounts collected for expenses incurred by our Adviser in connection with unconsummated investments will be reimbursed to our Adviser. Amounts collected for these expenses incurred by us will be reimbursed to us and will be recognized in the period in which such reimbursement is received, however, there can be no guarantee that we will be successful in collecting any such reimbursements.

Our Investment Adviser and Administrator

Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. Terry Lee Brubaker, our vice chairman, chief operating officer, secretary and director, is a member of the board of directors of our Adviser and its vice chairman and chief operating officer. George Stelljes III, our president, chief investment officer and director, is a member of the board of directors of our Adviser and its president and chief investment officer. Harry Brill, our chief financial officer, is also the chief financial officer of our Adviser. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the “Administrator”), which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded business development company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial Corporation and Gladstone Capital Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by our Adviser pursuant to an investment advisory and management agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington D.C., and has offices in New York, New Jersey, Pennsylvania, Illinois, Texas and Kentucky.

Investment Advisory and Management Agreement

Pursuant to the advisory agreement with our Adviser we pay our Adviser a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2.0% computed on the basis of the average value of our gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies.  Through December 31, 2006, the base management fee was computed and payable quarterly.  Beginning in periods subsequent to December 31, 2006, the base management fee will be computed and payable quarterly and will be assessed at an annual rate of 2.0% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, July 11, 2006 and October 10, 2006, our Board of Directors accepted voluntary waivers from our Adviser that allowed the current calculation of the base management fee to be effective through June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

On January 9, 2007, our Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50%  of certain of these fees will be credited against the base management fee that we would otherwise be required to pay to our Adviser.

In addition, our Adviser services the loans held by Business Investment, in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment.  Since we own these loans, all loan servicing fees paid to our Adviser are treated as reductions against the 2.0% base management fee.  Overall, the base management fee due to our Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee will reward our Adviser if our quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of our net assets.  Our Adviser will receive a capital gains incentive fee that is determined and payable annually in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of the Company’s realized capital gains since inception through the end of the current fiscal year, if any, computed net of all realized capital losses since inception, and unrealized capital depreciation at the end of each fiscal year.

Administration Agreement

Under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser.

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

General Valuation Policy: Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations (“NRSRO”), (such as certain participations in syndicated loans) are valued at the indicative bid price offered by the syndication agent on the valuation date.

Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by or under the direction of our Board of Directors.  In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized OID and PIK interest, if any.  We then apply the methods set out below in “Valuation Methods.”  Members of our Adviser’s portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts.  These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues.  Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.  Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.  There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case.  In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

At December 31, 2006, we engaged Standard and Poor’s Securities Evaluations, Inc. (“SPSE”) to submit opinions of value for 13 of our loan securities.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance.  Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is forwarded to SPSE for review and analysis.  SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities.  With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. our Adviser generally accepts the opinion of value given by SPSE, however in certain limited circumstances, such as when our Adviser  may learn new information regarding an investment between the time of submission to SPSE and the date of the board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE.  Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or not accept the recommended valuation of our investment portfolio.  Our Adviser and our management recommended, and the Board of Directors elected to accept, the opinions of value delivered by SPSE on the 13 loans in our portfolio as denoted on the Schedule of Investments as of December 31, 2006 included in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management  makes its own determination about the value of these investments in accordance with our valuation policy.  Because SPSE does not provide values for equity securities, our Adviser determines the fair value of these investments using valuation policies approved by our Board of Directors.

Credit Information:  Our Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance.  We and our Adviser participate in the periodic board meetings of our portfolio companies in which we hold control and affiliate investments and also require them to provide annual audited and monthly unaudited financial statements.  Using these statements and board discussions, our Adviser calculates and evaluates the credit statistics.

Loan Grading and Risk Rating: As part of our valuation procedures we risk rate all of our investments in debt securities. For syndicated loans that have been rated by a NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the  NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as a NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on a NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from a NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on a NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At December 31, 2006, no payments were past due on any of our debt securities.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2006 and March 31, 2006, representing approximately 35% and 31%, respectively, of all loans in our portfolio:

Rating	December 31, 2006	March 31, 2006
Highest	7.0	6.0
Average	6.0	5.3
Weighted Average	5.8	5.3
Lowest	5.0	5.0

The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at December 31, 2006 and March 31, 2006, representing approximately 14% and 12%, respectively, of all loans in our portfolio:

Rating	December 31, 2006	March 31, 2006
Highest	9.0	9.0
Average	7.8	7.8
Weighted Average	7.8	7.7
Lowest	7.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations such as those provided by a NRSRO. The following table lists the risk ratings for  all syndicated loans in our portfolio that are currently rated by an NRSRO at December 31, 2006 and March 31, 2006, representing approximately 51% and 57%, respectively, of all loans in our portfolio:

Rating	December 31, 2006	March 31, 2006
Highest	BB-/Ba2	BB/Ba2
Average	B+/B1	B+/B1
Weighted Average	B+/B1	B/B2
Lowest	B/B1	B/B2

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as participations in syndicated loans, at the indicative bid price offered by the syndication agent on the valuation date.  At December 31, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 28 debt securities in our portfolio.

For debt securities that are not publicly traded, for which there is no market, or for which there is a market but the securities have not been rated by a NRSRO, we begin with the risk rating designation of the security as described above.  Using this risk rating designation, we seek to determine the value of the security as if we intended currently to sell the security and consider some or all of the following factors:

•                  the cost basis and the type of the security;

•                  the nature and realizable value of the collateral;

•                  the portfolio company’s ability to make payments and discounted cash flow;

•                  reports from portfolio company senior management and board meetings;

•                  reported values of similar securities of the portfolio company or comparable companies; and

•                  changes in the economy affecting the portfolio company.

We value convertible debt, equity, success fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust.  At March 31, 2006 and December 31, 2006 there was no market for any of the equity securities we owned.  To value convertible debt, equity, success fees or other equity-like securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At December 31, 2006 we had $24.4  million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $217.6 million.  At March 31, 2006 we had $12.8 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $140.5 million.

At December 31, 2006 we had total unrealized depreciation of approximately $1.4 million, which was primarily composed of net unrealized depreciation of our syndicated loan investments.  At March 31, 2006 we had total unrealized appreciation of approximately $113,000, which was mainly composed of net unrealized appreciation of our syndicated loan investments.

Tax Status

Federal Income Taxes

We currently qualify and intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of investment company taxable income, as defined by the Code. It is our policy to pay out as a dividend up to 100% of those amounts.

In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Revenue Recognition

Interest and Dividend  Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. There were no uncollectible accounts at December 31, 2006. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash.  To date, we have not accrued any dividend income.

Services Provided to Portfolio Companies

The 1940 Act requires that a business development company make available managerial assistance to its portfolio companies by providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the respective portfolio company. We provide these and other services to portfolio companies through our Adviser. Currently, neither we nor our Adviser receive fees in connection with managerial assistance.

Our Adviser receives fees for the other services it provides to portfolio copmanies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  When our Adviser receives fees for these services, 50% of those fees are credited agains the base management fee due to the Adviser from us. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

Our Adviser also receives fees for monitoring and reviewing portfolio company investments.  These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment.  Fees of this nature are recorded as revenue when earned by our Adviser which are not credited against the base management fee.

We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser.  These fees are paid directly to us and are recognized as revenue upon closing of the originated investment.

RESULTS OF OPERATIONS

Three months ended December 31, 2006 compared to the three months ended December 31, 2005

Investment Income

Investment income for the three months ended December 31, 2006 increased $1,977,680 to $4,299,368 from $2,321,688 for the three months ended December 31, 2005.

Interest income from Non-Control/Non-Affiliate investments increased $1,795,292 to $2,586,171 for the three months ended December 31, 2006 compared to $790,879 for the three months ended December 31, 2005.  This increase was mainly the result of approximately $81 million of additional Non-Control/Non-Affiliate investments at December 31, 2006 compared to the prior year period.

Interest income from Control investments was $1,264,451 for the three months ended December 31, 2006 representing interest on our loan investments to our Control affiliates. At December 31, 2005, we had not yet invested in any Control investments.

Interest income from Affiliate investments was $114,668 for the three months ended December 31, 2006 representing interest on our loan investments to our Non-Control affiliates. At December 31, 2005, we had not yet invested in any Affiliate investments.

Interest income from cash and equivalents decreased $1,198,223 to $332,586 for the three months ended December 31, 2006 from $1,530,809 for the three months ended December 31, 2005.  This decrease is the result of the complete investment of the proceeds of our initial public offering in Control, Affiliate and Non-Control/Non-Affiliate investments.  At December 31, 2005 we had approximately $153 million of cash equivalents invested in treasury securities and at December 31, 2006 we had no investments in treasury securities as all of the proceeds from our initial public offering had been invested.

The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 9.41% for the three months ended December 31, 2006 and 6.42% for the three months ended December 31, 2005.  This increase is largely the result of rising interest rates and the increase in our investments in non-syndicated loans that typically bear higher interest ratest than those of syndicated loans.

Operating Expenses

Operating expenses for the three months ended December 31, 2006 were $1,776,525 compared to $569,118 for the three months ended December 31, 2005, representing an overall increase of $1,207,407.

For the three months ended December 31, 2006, we incurred a gross base management fee of $551,235 less credits for fees received by our Adviser of $375,225, for a net management fee of $176,010 as compared to the three months ended December 31, 2005, in which we incurred a gross base management fee of $265,522. The base management fee is currently computed quarterly as described under “Investment Advisory and Management Agreement.” The fees increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year, however, the increase was partially offset by credits against the management fee in the current fiscal quarter of which there were none in the prior year quarter.

Loan servicing fees of $508,691 were incurred for the three months ended December 31, 2006.  These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the aggregate outstanding loan portfolio.  These fees reduced the amount of the management fee due to our Adviser.

The administration fee payable to our Administrator was $124,101 for the three months ended December 31, 2006 compared to $73,424 for the three months ended December 31, 2005. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser.  The increase was mainly attributable to the personnel growth of our Administrator.

Directors’ fees for the three months ended December 31, 2006 and 2005 were $54,800 and  $51,000, respectively.  Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.

Insurance expense for the three months ended December 31, 2006 was $60,696 compared to $69,552 for the three months ended December 31, 2005.  Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums.

Professional fees for the three months ended December 31, 2006 were $186,537, an increase of $116,967 over the professional fees for the three months ended December 31, 2005 of $69,570.  Professional fees primarily consist of legal fees and audit and accounting fees.  The increase is mainly due to an increase in audit fees related to our compliance with Sarbanes-Oxley regulations and direct consulting and legal fees incurred on potential investments that were not executed.

Stockholder related costs increased $4,280 for the three months ended December 31, 2006 to $28,643 from $24,363 in the three months ended December 31, 2005.  Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission (“SEC”) filing fees and press release costs.

Interest expense for the three months ended was $68,748 and resulted from borrowings on our credit facility in December 2006, which were used to finance our investment purchases during December 2006.

Deferred finance cost amortization for the three months ended December 31, 2006 was $91,392 and is directly attributable to the amortization of the capitalized finance costs associated with our credit facility.

Taxes and licenses expense for the three months ended December 31, 2006 was $41,550 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

Other expenses for the three months ended December 31, 2006 were $60,132 compared to $15,687 for the three months ended December 31, 2005.  Other expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses.  The overall increase of $44,445 is mainly due to the increase in direct expenses as the overall size of our investment portfolio grew from the prior year period.

Realized and Unrealized Loss on Investments

For the three months ended December 31, 2006, we recognized a net loss on the sale of three loan participations aggregating $2,283 and we recorded net unrealized depreciation of investments in the aggregate amount of $211,242.  The net unrealized depreciation of our investments for the three months ended December 31, 2006 was primarily related to the decline in market value of our Control investments over the three month period.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $2,684,543 for the three months ended December 31, 2006 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the three months ended December 31, 2006 was $0.16 compared to $0.10 for the three months ended December 31, 2005.

Nine months ended December 31, 2006 compared to the period June 22, 2005 (commencement of operations) to December 31, 2005

Investment Income

Investment income for the nine months ended December 31, 2006 increased $8,200,258 to $12,376,734 from $4,176,476 for the period June 22, 2005 (commencement of operations) to December 31, 2005.

Interest income from Non-Control/Non-Affiliate investments increased $5,953,569 to $6,938,026 for the nine months ended December 31, 2006 compared to $984,457 for the the period June 22, 2005 (commencement of operations) to December 31, 2005. This increase was mainly the result of approximately $81 million of new Non-Control/Non-Affiliate investments compared to the prior year period.

Interest income from Control investments was $3,711,056 for the nine months ended December 31, 2006 representing interest on our loan investments in Control affiliates. At December 31, 2005, we had not yet invested in any Control investments.

Interest income from Affiliate investments was $114,668 for the nine months ended December 31, 2006 representing interest on our loan investments in Non-Control affiliates. At December 31, 2005, we had not yet invested in any Affiliate investments.

Interest income from cash and equivalents decreased $1,581,513 to $1,610,506 for the nine months ended December 31, 2006 from $3,192,019 for the period June 22, 2005 (commencement of operations) to December 31, 2005.  This decrease is mainly the result of the complete investment of the proceeds of our initial public offering in Control, Affiliate and Non-Control/Non-Affiliate investments.

The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 10.03% for the nine months ended December 31, 2006 and 6.42% for the period June 22, 2005 (commencement of operations) to December 31, 2005. This increase is largely the result of rising interest rates and the increase in our non-syndicated loans that typically bear higher interest ratest than those of syndicated loans.

Operating Expenses

Operating expenses for the nine months ended December 31, 2006 were $4,388,841 compared to $991,200 for the period June 22, 2005 (commencement of operations) to December 31, 2005, representing an overall increase of $3,397,641.

For the nine months ended December 31, 2006, we incurred gross base management fees of $2,214,437, less credits for fees received by our Adviser of $375,225, for a net management fee of $1,839,212 as compared to the period June 22, 2005 (commencement of operations) to December 31, 2005, in which we incurred gross base management fees of $357,630. The base management fee is currently computed quarterly as described under “Investment Advisory and Management Agreement.” The fees increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year, however, the increase was partially offset by credits against the management fee in the current fiscal year of which there were none in the prior fiscal year.

Loan servicing fees of $508,691 were incurred for the nine months ended December 31, 2006.  These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the aggregate outstanding loan portfolio.  These fees reduced the amount of the management fee due to our Adviser.

The administration fee payable to our Administrator was $364,351 for the nine months ended December 31, 2006 compared to $178,469 for the period June 22, 2005 (commencement of operations) to December 31, 2005. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser.  The increase was mainly attributable to the personnel growth of our Administrator and fewer periods included in the prior year period.

Directors’ fees for the nine months ended December 31, 2006 and 2005 were $154,300 and $103,000, respectively.  Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.  The directors’ fees for the prior year period were not declared until July 2005 and, therefore, only six months of expense was recognized.

Insurance expense for the nine months ended December 31, 2006 was $200,933 compared to $112,030 for the period June 22, 2005 (commencement of operations) to December 31, 2005.  Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy. The increase of $88,903 is mainly due to our policies not beginning until August 2005 thereby resulting in the amortization of only five months of insurance premiums in the prior year period.

Professional fees for the nine months ended December 31, 2006 were $354,325, an increase of $218,453 over the professional fees for the period June 22, 2005 (commencement of operations) to December 31, 2005 of $135,872.  Professional fees primarily consist of legal fees and audit and accounting fees.  The increase is mainly due to the shortened prior year period, an increase in audit fees related to our compliance with Sarbanes-Oxley regulations and direct consulting and legal fees incurred on potential investments that were not executed .

Stockholder related costs increased $119,608 for the nine months ended December 31, 2006 to $187,509 from $67,901 in the period June 22, 2005 (commencement of operations) to December 31, 2005.  Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, SEC filing fees and press release costs.  The increase in stockholder related costs is mainly due to the shortened prior year period and fees incurred in connection with our inaugural annual meeting of stockholders on August 10, 2006.

Interest expense for the nine months ended December 31, 2006 was $68,748 and resulted from borrowings on our credit facility in December 2006, which were used to finance our investment purchases during December 2006. Interest expense for the period June 22, 2005 (commencement of operations) to December 31, 2005 was $378 and consisted of interest due on a loan payable to an affiliate, which was repaid in June 2005.

Deferred finance cost amortization for the nine months ended December 31, 2006 was $91,392 and is directly attributable to the amortization of the capitalized finance costs associated with our credit facility.

Taxes and licenses expense for the nine months ended December 31, 2006 was $139,994 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

Other expenses for the nine months ended December 31, 2006 were $104,161 compared to $35,920 for the period June 22, 2005 (commencement of operations) to December 31, 2005.  Other expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses.  The overall increase of $68,241 is mainly due to the increase in direct expenses as the overall size of our investment portfolio grew from the prior year period and the shorter prior year period.

Realized and Unrealized Loss on Investments

For the nine months ended December 31, 2006, we recognized a net loss on the sale of eleven loan participations in the aggregate amount of $944 and we recorded net unrealized depreciation of investments in the aggregate amount of $1,552,539.

At March 31, 2006, the fair value of our investment portfolio exceeded the cost basis of our portfolio by approximately $113,000.  At December 31, 2006, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $1.4 million, representing an unrealized loss of approximately $1.6 million.  This decrease is primarily the result of the decline in market value of our syndicated loan investments as well as that of our Control investments.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $6,809,635 for the nine months ended December 31, 2006 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the nine months ended December 31, 2006 was $0.41 and our net increase in net assets from operations per basic and diluted weighted average common share for the period June 22, 2005 (commencement of operations) to December 31, 2005 was $0.19.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2006 was approximately $82.8 million and consisted primarily of the purchase of investments, an increase in our investment interest receivable and amounts due from custodian,  offset by sales of existing portfolio investments, increases in base management fee and administrative fees payable, increases in accrued expenses from prior year end and unrealized depreciation of our portfolio investments.

A summary of our investment activity for the nine months ended December 31, 2006 and the period June 22, 2005 (Commencement of operations) to December 31, 2005 is as follows:

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Gain on Disposal

June 30, 2006	$33,665,549	$874,222	$15,548,453	$3,273
September 30, 2006	15,812,230	5,964,245	999,436	(1,934)
December 31, 2006	69,372,847	3,610,221	3,043,000	(2,283)
Total	$118,850,626	$10,448,688	$19,590,889	$(944)

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Gain on Disposal

June 30, 2005	$—	$—	$—	$—
September 30, 2005	40,844,381	333,363	—	—
December 31, 2005	23,376,958	1,043,120	2,000,000	38,056
Total	$64,221,339	$1,376,483	$2,000,000	$38,056

During the nine months ended December 31, 2006, we purchased new investments using the balance of the proceeds from our initial public offering and borrowings under our credit facility.

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2007	$399,752
2008	5,218,326
2009	7,407,132
2010	9,012,292
2011	49,339,432
Thereafter	145,352,182

Total contractual repayments	216,729,116

Investments in equity securities	24,383,194
Unamortized premiums on debt securities:	843,313
Total	$241,955,623

Financing Activities

During the nine months ended December 31, 2006, we recorded net borrowings under our credit facility of $20.0 million which were used to purchase new investments.  As a result of our credit facility, we incurred approximately $459,000 of legal, accounting and other costs associated with the credit facility that will be amortized over the life of the facility.

We anticipate issuing additional equity securities to obtain additional capital in the future. The terms of the future equity issuances cannot be determined and there can be no assurances that the equity markets will be available to us on terms we deem favorable.  On October 13, 2006 we filed a registration statement with the SEC (as amended on December 22, 2006) that, if and when declared effective, would permit us to issue, through one or more transactions, up to an aggregate of $100 million in securities, consisting of common stock, preferred stock and/or debt securities.  To date we have incurred approximately $132,000 of costs in connection with this registration statement.

For the nine months ended December 31, 2006, our dividends paid of $10,432,869 exceeded our net investment income (including realized losses) by $2,070,695.  We declared these dividends based on our estimates of net investment income for the fiscal year.  Our investment pace continues to be slower than expected in our second year of operations and, consequently, our net investment income was lower than our original estimates.

For the period June 22, 2005 (commencement of operations) to December 31, 2005, we recorded net cash proceeds resulting from our initial public offering of $230,292,203, of which approximately $61 million was invested in portfolio companies and the remainder was invested in cash and short-term investments at December 31, 2005.

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we have declared the following dividends since our inception:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2007	March 22, 2007	March 30, 2007	$0.075
January 10, 2007	February 20, 2007	February 28, 2007	$0.075
January 10, 2007	January 23, 2007	January 31, 2007	$0.075
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07
January 10, 2006	March 17, 2006	March 31, 2006	$0.07
January 10, 2006	February 16, 2006	February 28, 2006	$0.07
January 10, 2006	January 23, 2006	January 31, 2006	$0.07
October 7, 2005	December 21, 2005	December 31, 2005	$0.04
October 7, 2005	November 21, 2005	November 30, 2005	$0.04
October 7, 2005	October 21, 2005	October 30, 2005	$0.04
July 7, 2005	September 22, 2005	September 30, 2005	$0.02
July 7, 2005	August 23, 2005	August 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

Revolving Credit Facility

On October 19, 2006, through our wholly-owned subsidiary, Business Investment, we obtained a $100 million revolving credit facility (the “Credit Facility”).  On October 19, 2006, we executed a Purchase and Sale Agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration of a membership interest therein.  Simultaneously, Business Investment executed a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility will terminate on October 18, 2007, unless extended in the discretion of the lenders, at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from us during the period following the date of which availability for advances has terminated through maturity.  The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable.  Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  As of December 31, 2006, there was an outstanding principal balance of $20.0 million under the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At December  31, 2006, the remaining borrowing capacity available under the Credit Facility was $80.0 million.  If we request a renewal of the Credit Facility, any such renewal will be granted in the discretion of the lenders and there can be no guarantee that we will be able to renew the Credit Facility on terms that are favorable to us, if at all.  In the event that we are not able to renew or refinance the Credit Facility this could have a material adverse impact on our liquidity and ability to fund new investments.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of December 31, 2006, Business Investment was in compliance with all of the facility covenants.  We currently intend to securitize some or all of the loans held by Business Investment and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

Our Adviser services the loans pledged under the Credit Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of December 31, 2006, we were in compliance with our covenants under the performance guaranty.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2006, we were a party to signed and non-binding term sheets for two allocations of syndicate loan participations for approximately $3.0 million.  The future scheduled contractual payments at December 31, 2006 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	3,000,000	3,000,000	—	—	—
Total	$3,000,000	$3,000,000	$—	$—	$—

In Janury 2007, all of the investment purchase obligations summarized above have been funded. See Note 9 “Subsequent Events” in our consolidated financial statements for further information.

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 31, 2006.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. Currenty, approximately 83% of our investment portfolio is at variable rates. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

We expect to continue to borrow funds to finance future lending activities as we have fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. For example, interest rates charged on the advances under our credit facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically.  As of December 31, 2006, there was an outstanding principal balance of $20.0 million under the credit facility.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant. Under this analysis, a hypothetical increase in the one month LIBOR by 1.0% would increase our net increase in net assets resulting from operations by approximately $1.8 million or 18.0%, over the next twelve months, compared to the net increase in net assets resulting from operations for the period January 1, 2006 to December 31, 2006. A hypothetical decrease in the one month LIBOR by 1.0% would decrease our net increase in net assets resulting from operations by approximately $1.8 million or 18.0%, over the next twelve months, compared to the net increase in net assets from operations for the period January 1, 2006 to December 31, 2006. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

In the event that we securitize a portion of our loan portfolio, we believe that we will likely be required to enter into further hedging arrangements in the future with respect to securitized loans.  While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

ITEM 4.   CONTROLS AND PROCEDURES.

As of December 31, 2006, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed by us with the Securities and Exchange Commission on June 14, 2006, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 1, 2006, and Pre-Effective Amendment No. 1 to our Registration Statement on Form N-2, filed on December 22, 2006.

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

Date: February 5, 2007

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

10.1

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