Form 10-K
period 2007-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2007-05-31
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                for the fiscal year ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                for the transition period from                to

Commission file number 814-00704

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 200 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	NASDAQ Global Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES  ☐  NO  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐            Accelerated Filer ☒            Non-Accelerated Filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES  ☐  NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 29, 2006, based on the closing price on that date of $14.60 on the NASDAQ Global Market, was $239,791,663. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 16,560,100 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 30, 2007.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

GLADSTONE INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
MARCH 31, 2007

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) adverse changes in interest rates; (2) our failure or inability to establish or maintain referral arrangements with leveraged buyout funds and venture capital funds to generate loan opportunities; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, or George Stelljes III; (4) our inability to extend, refinance, or maintain our credit facilities on terms reasonably acceptable to us, if at all, in future equity capital resources; (5) our inability to successfully securitize our loan portfolio on terms reasonably acceptable to us, if at all; (6) the decision of our competitors to aggressively seek to make senior and subordinated loans to small and medium-sized businesses on terms more favorable than we intend to provide; and (7) those factors listed under the caption “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

PART I

Item 1. Business

Overview

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005 we completed an initial public offering and commenced operations.  We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans and common stock and, from time to time, we may also invest in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 as amended, which we refer to in this annual report as the 1940 Act.

Our Investment Strategy

We seek to achieve returns from current income from senior, subordinated and mezzanine debt, and capital gains from preferred stock and warrants to purchase common stock that we purchase in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams.  Our investments generally range between $5 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes. We invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were to be investing alone.

We expect that our target portfolio over time will include mostly subordinated loans, mezzanine debt, preferred stock, and warrants to buy common stock. Structurally, subordinated loans and mezzanine loans usually rank lower in priority of payment to senior debt, such as senior bank debt, and may be unsecured. However, subordinated debt and mezzanine loans rank senior to common and preferred equity in a borrower’s capital structure. Typically, subordinated debt and mezzanine loans have elements of both debt and equity instruments, offering returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity position. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, mezzanine debt generally earns a higher return than senior secured debt. Any warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through a pre-determined formula.

Our Investments

Non-Control/Non-Affiliate Investments

Following the completion of our initial public offering in June 2005, we began investing such proceeds in senior secured syndicated loans because these investments typically may be originated more quickly than investments in small businesses that are undergoing a buyout or recapitalization. We employed this strategy in order to more quickly invest our initial capital to generate current income. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated. In order to invest in certain senior secured syndicated loans, we may purchase these investments at a premium or discount. We amortize premiums and discounts over the contractual life of the investment. In the event that an investment is sold prior to its contractual maturity date, we recognize a loss on any unamortized premium or a gain on any unamortized discount.

While we expect that, over time, our investment portfolio will consist primarily of subordinated debt, mezzanine debt and preferred and common stock that we receive when making investments in connection with buyouts and recapitalizations, our Board of Directors has recommended that we continue our current strategy of investing in senior syndicated loans, primarily in order to build a portfolio that may be securitized in the future to obtain financing to pay down borrowings and invest in additional buyout and recapitalization investments.  At March 31, 2007, we had investments in 41 such syndicated loans.  There can be no guarantee that we will be able to successfully securitize any loans in our portfolio.

At March 31, 2007 and 2006, we held investments in Non-Control/Non-Affiliates of approximately $138.6 million and $97.4 million, at cost, respectively.  These investments all represent syndicated loan participations of senior notes of both public and private companies representing approximately 62% and 42% of our net assets at March 31, 2007 and 2006, respectively.  We expect to continue purchasing such syndicated loans using borrowings from our credit facility.

Control and Affiliate Investments

At March 31, 2007, we had investments of approximately $107.5 million, at cost, in revolving credit facilities, senior debt and subordinated debt of six portfolio companies.  In addition, at March 31, 2007, we had invested approximately $28.6 million in preferred and common equity of those companies. These investments are the result of buyout and recapitalization transactions and represent our primary investment focus. A summary of the investments made during the year ended March 31, 2007 is as follows:

•                  $22.6 million in Acme Cryogenics Inc., including senior subordinated debt of $14.5 million, $7.0 million in preferred equity and $1.1 million in common equity.

•                  $19.8 million in Noble Logistics, Inc., including senior debt of $14.0 million, senior subordinated debt of $0.5 million, a revolving credit facility of $2.0 million, which was fully drawn at March 31, 2007, $1.8 million in preferred equity and $1.5 million in common equity.

•                  $36.0 million in A. Stucki Holding Corp., including senior debt of $26.0 million, senior subordinated debt of $5.5 million, $4.4 million in preferred equity and $0.1 million in common equity.

Approximately 76% of the aggregate  value of our investment portfolio at March 31, 2007 was comprised of senior debt, approximately 9% was senior subordinated debt, approximately 5% was subordinated debt and approximately 10% was preferred and common equity securities.  At March 31, 2007, we had approximately $275 million invested in 47 portfolio companies.  The following table outlines our investments by type at March 31, 2007 and 2006:

	March 31, 2007		March 31, 2006
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$207,367,741	$206,981,112	$122,323,004	$122,485,972
Senior Subordinated Term Debt	24,485,760	24,467,635	4,000,000	3,950,000
Subordinated Term Debt	14,167,810	14,167,810	14,167,810	14,167,810
Preferred & Common Equity Securities	28,598,802	25,331,046	12,778,508	12,778,508
Total Investments	$274,620,113	$270,947,603	$153,269,322	$153,382,290

Investments at fair value consisted of the following industry classifications at March 31, 2007 and 2006:

	March 31, 2007			March 31, 2006
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Automobile	$8,504,666	3.1%	3.8%	$6,450,000	4.2%	2.8%
Beverage, Food & Tobacco	3,413,874	1.3%	1.5%	5,074,713	3.3%	2.2%
Buildings & Real Estate	3,003,750	1.1%	1.3%	—	—	—
Cargo Transport	21,844,463	8.1%	9.8%	5,513,337	3.6%	2.4%
Chemicals, Plastics & Rubber	22,535,527	8.3%	10.1%	—	—	—
Containers, Packaging and Glass	999,975	0.4%	0.4%	10,061,087	6.6%	4.4%
Diversified/Conglomerate Manufacturing	32,563,400	12.0%	14.6%	42,055,734	27.4%	18.3%
Diversified/Conglomerate Service	27,374,081	10.1%	12.3%	12,917,129	8.4%	5.6%
Electronics	6,758,294	2.5%	3.0%	10,049,063	6.6%	4.4%
Healthcare, Education and Childcare	31,296,111	11.6%	14.0%	12,417,214	8.1%	5.4%
Home & Office Furnishings	17,105,808	6.3%	7.7%	15,256,318	9.9%	6.6%
Machinery	41,480,716	15.3%	18.6%	—	—	—
Oil & Gas	3,851,943	1.4%	1.7%	2,999,981	2.0%	1.3%
Personal, Non-durable Consumer Products	1,492,472	0.6%	0.7%	—	—	—
Personal Transportation	—	—	—	876,560	0.6%	0.4%
Personal, Food, & Miscellaneous Services	16,905,483	6.2%	7.6%	9,984,478	6.5%	4.3%
Printing, Publishing, Broadcasting	18,590,084	6.9%	8.3%	10,774,827	7.0%	4.7%
Retail Stores	1,407,018	0.5%	0.6%	—	—	—
Telecommunications	9,246,854	3.4%	4.1%	5,829,062	3.8%	2.5%
Textiles & Leather	2,573,084	0.9%	1.2%	3,122,787	2.0%	1.4%
Total Investments	$270,947,603	100%		$153,382,290	100%

The investments at fair value consisted of the following geographic regions of the United States at March 31, 2007 and 2006:

	March 31, 2007			March 31, 2006
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$94,257,169	34.8%	42.3%	$55,442,199	36.1%	24.1%
Midwest	88,508,725	32.7%	39.7%	51,107,864	33.3%	22.2%
Northeast	14,879,654	5.5%	6.7%	4,359,125	2.8%	1.9%
Southeast	36,357,555	13.4%	16.3%	30,966,852	20.2%	13.5%
West	36,944,500	13.6%	16.6%	11,506,250	7.5%	5.0%
Total Investments	$270,947,603	$100.0%		$153,382,290	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies.  A portfolio company may have a number of other business locations in other geographic regions.

Our Investment Adviser and Administrator

Gladstone Management Corporation (the “Adviser”) is led by a management team which has extensive experience in our lines of business. All of our executive officers are officers or directors, or both, of our Adviser. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the “Administrator”), which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded business development company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial Corporation and Gladstone Capital Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by our Adviser pursuant to an investment advisory and management agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our Adviser and our Administrator are headquartered in McLean, Virginia, a suburb of Washington D.C., and our Adviser has offices in the states of New York, New Jersey, Pennsylvania, Illinois, Texas, Kentucky and Washington.

Investment Process

Overview of Investment and Approval Process

To originate investments, our Adviser’s investment professionals use an extensive referral network comprised primarily of venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers.  Our Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities.  If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity from our Adviser’s investment committee, which is composed of Messrs. Gladstone, Brubaker and Stelljes.  If the prospective portfolio company passes this initial screening, the investment professionals conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to our Adviser’s investment committee, which must approve each investment.  Further, each financing is reviewed and approved by the members of our Board of Directors, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective portfolio company characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•                  Value-and-Income Orientation and Positive Cash Flow.  Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization, (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively high and stable cash flow to provide some assurance that they will be able to service their debt and pay any required dividends on preferred stock. Typically, we do not expect to invest in start-up companies or companies with speculative business plans.

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

•                  Exit Strategy.  We seek to invest in companies that we believe will provide a stable stream of cash flow that is sufficient to repay the loans we make to them and to reinvest in their respective businesses. We expect that such internally generated cash flow, which will allow our portfolio companies to pay interest on, and repay the principal of, our investments, will be a key means by which we exit from our investments over time. In addition, we will also seek to invest in companies whose business models and expected future cash flows offer attractive possibilities for capital appreciation on any equity interests we may obtain or retain. These capital appreciation possibilities include strategic acquisitions by other industry participants or financial buyers, initial public offerings of common stock, or other capital market transactions.

•                  Liquidation Value of Assets.  The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in our investment analysis. We emphasize both tangible assets, such as accounts receivable, inventory, equipment, and real estate and intangible assets, such as intellectual property, customer lists, networks, and databases, although the relative weight we place on these asset classes will vary by company and industry.

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

Upon completion of a due diligence investigation and a decision to proceed with an investment in a buyout or other recapitalization, our Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to our Adviser’s investment committee, which consists of Messrs. Gladstone, Brubaker and Stelljes. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

We also rely on the long-term relationships that our Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses.

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

Subordinated Debt and Mezzanine Debt.  We anticipate that over time, the majority of the capital that we invest will be in the form of subordinated or mezzanine debt. Most of our mezzanine loans are unsecured loans while most of the subordinated loans are collateralized by a subordinated lien on some or all of the assets of the borrower. We structure most of our mezzanine and subordinated loans with variable interest rates; however some of such of our loans are fixed rate loans. In either event, we structure the loans at relatively high rates of interest that provide us with significant current interest income. Our subordinated and mezzanine loans typically have maturities of five to ten years and provide for interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment, however, none of our loans to date are convertible into such debt or equity securities.

We generally target a current return of 10% to 14% for our subordinated and mezzanine loan investments before giving effect to any warrants that we may receive in connection with these loans. We cannot give any assurance that our returns will approximate these estimates.

Our subordinated and mezzanine debt investments may include equity features, such as warrants or options to buy a significant common stock ownership interest in the portfolio company or success fees if the business is sold. If a portfolio company appreciates in value, we may achieve additional investment returns from any equity interests we hold. If we are a minority interest holder, we may structure the warrants to provide provisions protecting our rights as a minority-interest holder such as the right to sell the warrants back to the company upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and co- registration rights.

Senior Secured Debt. We also provide senior secured acquisition financing for some portfolio companies. We typically structure these senior secured loans to have terms of three to ten years, and they may provide for deferred interest payments in the first few years of the term of the loan. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these senior loans. This collateral usually takes the form of first priority liens on the assets of the portfolio company. The interest rates on our senior secured loans are generally variable rates ranging between 2% and 5% over the London Interbank Offer Rate (“LIBOR”).

Common and Preferred Stock. We also acquire common or preferred stock in connection with a buyout or recapitalization. With respect to preferred or common stock investments, we target an investment return substantially higher than our investments in senior or subordinated loans. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole. The features of the preferred stock we receive vary by transaction, but may include priority dividend rights, superior voting rights, redemption rights, liquidation preferences and other provisions intended to protect our interests. Generally speaking, common stock does not have any current income and its value is realized, if at all, upon the sale of the business or following the company’s initial public offering.

Risk Management. We seek to limit the downside risk of our investments by:

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

We expect to hold most of our investments in subordinated debt and mezzanine debt until maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company or, in the case of an equity investment in a company, its initial public offering. Occasionally, we may sell some or all of our subordinated debt, mezzanine debt or equity interests in a portfolio company to a third party, such as an existing investor in the portfolio company, through a privately negotiated transaction.

As described above, we may also provide senior debt in addition to subordinated debt and equity in connection with an acquisition. Finally, we may attempt to securitize some of the debt securities in our portfolio and if we do so, these loans would be transferred to a securitization vehicle and generally would be held by the securitization vehicle until maturity.

Temporary Investments

Pending investment in the debt of private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that at least 70% of our assets are “qualifying assets,” for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “Regulation.”

Competitive Advantages

We believe that we have the following competitive advantages over other companies that provide capital to small and mid-sized companies in connection with buyout and recapitalization transactions:

Management Expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies (the “Gladstone Companies”), and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of our Adviser’s investment committee. Terry Lee Brubaker is our vice chairman and has substantial experience in acquisitions and operations of companies. George Stelljes III is our president and has extensive experience in leveraged finance. Messrs. Gladstone, Brubaker and Stelljes have principal management responsibility for our Adviser as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser’s investment professionals and supporting staff who possess a broad range of transactional, financial, managerial, and investment skills. We expect that our Adviser will continue to hire additional investment professionals in the future.

As a result of the extensive investment experience of our Adviser, its executive officers and other investment professionals, our Adviser and its executive officers have developed a positive reputation in the capital markets. We believe that this reputation and experience, together with the experience of the executive officers of our Adviser in investing in debt and equity securities, and managing investments in companies, affords us a competitive advantage in identifying opportunities to invest in small and mid-sized companies.

Increased access to investment opportunities developed through proprietary research capability and extensive network of contacts

Our Adviser seeks to identify potential investments both through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom our Adviser’s investment professionals have long-term relationships. We believe that our Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation in investment management enables us to identify well-positioned prospective portfolio companies which provide attractive investment opportunities. Additionally, our Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other companies.

Disciplined, value-and-income-oriented investment philosophy with a focus on preservation of capital

In making its investment decisions, our Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect our Adviser to use the same value-and-income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. Our Adviser’s approach seeks to reduce risk in investments by using some or all of the following:

•                  focusing on companies with good market positions, established management teams and good cash flow;

•                  investing in businesses with experienced management teams;

•                  engaging in extensive due diligence from the perspective of a long-term investor;

•                  investing at low price-to-cash flow multiples; or

•                  adopting flexible transaction structures by drawing on the experience of the investment professionals of our Adviser and its affiliates.

Flexible transaction structuring

We believe our management team’s broad expertise and its ability to draw upon many years of combined experience enables our Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach enables our Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Internal Revenue Code of 1986 (the “Code”). After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

Longer investment horizon with attractive publicly traded model

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Securitization

We have a wholly-owned subsidiary, Gladstone Business Investment, LLC  (“Business Investment”), which acquires and holds loans that we anticipate will be securitized in the future. Through Business Investment we have a $200 million credit facility which we access to make additional investments and increase the size of our investment portfolio.  We currently intend to securitize all of the investments held by Business Investment and, if we are able to securitize these investments, we will use the proceeds from the securitization to pay down any amounts outstanding under the revolving credit facility.

Ongoing Relationships with and Monitoring of Portfolio Companies

Monitoring

Our Adviser’s investment professionals monitor the financial trends of each portfolio company on an ongoing basis to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company.  We monitor the status and performance of each portfolio company and use it to evaluate the overall performance of our portfolio.

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

Managerial Assistance and Services

As a business development company, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we nor our Adviser currently receives fees in connection with managerial assistance. Our Adviser provides other services to our portfolio companies and receives fees for these other services, certain of which are credited by 50% agains the the investment advisory fees that we pay our Adviser.

Valuation Process

The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. All of our portfolio investments are recorded at fair value as determined in good faith by our Adviser and our management using procedures established by, and under the direction of our Board of Directors. As a result, there is uncertainty as to the value of our portfolio investments, and our estimates of fair value may differ significantly from the values that could obtained if a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, we perform the following valuation process each quarter:

•

Our quarterly valuation process begins with each portfolio company or investment being initially assessed by our Adviser’s investment professionals responsible for the investment, using valuation policies and procedures previously established by our Board of Directors.

•

For all debt securities other than those that we value using the latest bid and ask price, we will seek an independent opinion of value of such debt securities from Standard & Poor’s Loan Evaluation Service, Inc. (“SPSE”).

•	Preliminary valuation conclusions are then discussed with our management, and documented, along with any SPSE opinions of value, for review by our Board of Directors.

•

Our Board of Directors reviews this documentation and discusses the input of our Adviser, management, and the opinions of value of SPSE to arrive at a determination for the aggregate fair value of our portfolio of investments.

Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

Investment Advisory and Management Agreement

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with our Adviser, which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay our Adviser fees, as compensation for its services, consisting of a base management fee and an incentive fee.

Prior to January 1, 2007, the base management fee was assessed at an annual rate of 2.0% computed on the basis of the average value of our gross invested assets at the end of the two most recently completed quarters, which was total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that were not invested in debt and equity securities of portfolio companies, and was computed and payable quarterly.  Beginning in periods subsequent to December 31, 2006, the base management fee was assessed at an annual rate of 2.0% computed on the basis of the average value of our gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, July 11, 2006 and October 10, 2006, our Board of Directors accepted voluntary waivers from our Adviser that allowed the former  calculation of the base management fee to be effective through June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

 On January 9, 2007, our Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings under our credit facility were used to purchase such syndicated loan participations for the three months ended March 31, 2007

When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will be credited against the base management fee that we would otherwise be required to pay to our Adviser.

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

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We pay our Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•             no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

•             100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•             20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”) under which the Administration Agreement, we pay our Administrator separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.

License Agreement

We have entered into a license agreement with our Adviser, pursuant to which our Adviser has granted us a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. This license agreement requires us to pay the Adviser a royalty fee of $1 per quarter. The amount of the fee is negotiable on an annual basis by our compensation committee and approved by a majority of our independent directors.  The license arrangement will terminate in the event that Gladstone Management Corporation is no longer our Adviser.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

In order to maintain the qualification for treatment as a regulated investment company (“RIC”) under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

•       Income source requirements. At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership, and

•       Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

Failure to Qualify as a RIC.   If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

Qualification as a RIC.   If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our income, including both ordinary income and capital gains. The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that dividends, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through March 31, 2007, we incurred no OID income.

Taxation of Our U.S. Stockholders

Distributions.   For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not with respect to capital gain dividends to the extent such amount designated by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the due date for filing our return for that taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

In general, the tax rates applicable to our dividends other than dividends designated as capital gain dividends will be the standard ordinary income tax rates, and not the lower federal income tax rate applicable to “qualified dividend income.” If we distribute dividends that are attributable to actual dividend income received by us that is eligible to be, and is, designated by us as qualified dividend income, such dividends would be eligible for such lower federal income tax rate. For this purpose, “qualified dividend income” means dividends received by us from United States corporations and qualifying foreign corporations, provided that both we and the stockholder recipient of our dividend satisfy certain holding period and other requirements in respect of our shares (in the case of our stockholder) and the stock of such corporations (in our case). However, we do not anticipate receiving or distributing a significant amount of qualified dividend income.

If a stockholder participates in our dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the stockholder to the same extent, and with the same character, as if the stockholder had received the distribution in cash. The stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the stockholder’s account.

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

We intend to conduct our business so as to retain our status as a business development company. A business development  company may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses.  A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.  In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1) or (2) below.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to the following:

(1)           Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company.  An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

(a)  is organized under the laws of, and has its principal place of business in, any State or States in the United States;

(b)  is not an investment company (other than a small business investment company wholly owned by the business development company); and

(c)  satisfies one of the following:

(i)  it does not have any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)  it is controlled by the business development company and for which an affiliate of the business development company serves as a director; or

(iii)  it has total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)           Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3)           Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

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

Significant Managerial Assistance

For portfolio securities to be qualifying assets for the 70% test described above, the business development company must either exercise a controlling influence over the issuer of the securities or must make available to the issuer of the securities significant managerial assistance. However, with respect to certain, but not all such securities, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the business development company may exercise such control jointly. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Fundamental Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquire in connection with buyout and other recapitalizations.  The following restrictions, along with these investment objectives, are our only fundamental policies, which are policies that may not be changed without the approval of the holders of the majority of our outstanding voting securities, as defined in the 1940 Act. For a fuller explanation of the regulatory framework in which we operate, see “Business-Regulation as a Business Development Company.” The percentage restrictions set forth below, other than the restriction pertaining to the issuance of senior securities, as well as those contained elsewhere in this Form 10-K, apply at the time we effect a transaction, and a subsequent change in a percentage resulting from market fluctuations or any cause other than an action by us will not require us to dispose of portfolio securities or to take other action to satisfy the percentage restriction. We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire (provided that we control or, through our officers or other participants in the financing transaction, make significant managerial assistance available to the issuers of these securities), as well as temporary investments, will generally be qualifying assets.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933 (the “Securities Act”). We may invest up to 20% of our assets in securities of a particular issuer. We may exceed this limitation in connection with bridge financings, although these bridge investments will never exceed 25% of our total assets at any time. We do not intend to concentrate our investments in any particular industry or group of industries. However, it is possible that, as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets.

We will at all times endeavor to conduct our business so as to retain our status as a RIC under Subchapter M of the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes. For a discussion of the risks associated with the resulting leverage, “Risk Factors—Our business plan is dependent upon external financing which may expose us to risks associated with leverage.”

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

In April 2007, our Board of Directors approved the repeal of our fundamental investment policies in order to conform to prevailing practice among business development companies.  In reaching this conclusion, our Board of Directors considered, among other things, the potential competitive disadvantage that having such policies places on us in comparison to competitors that do not have such restrictions.  In accordance with the 1940 Act, we will submit this repeal of our fundamental investment policies to our stockholders for their approval at our upcoming 2007 Annual Meeting of Stockholders.  The reasons for seeking to repeal our fundamental investment policies will be described in greater detail in the proxy statement to be delivered to stockholders in advance of the 2007 Annual Meeting of Stockholders.

Code of Ethics

We and our Adviser have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees of our Adviser that comply with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act.  As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel.  A copy of this code is available for review, free of charge, at our website at www.gladstoneinvestment.com.  We intend to provide disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future.  Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and Administration Agreement, respectively.  Each of our executive officers is an employee and executive officer of our Adviser or our Administrator.  No employee of our Adviser or our Administrator will dedicate all of his or her time to us.  However, we expect that 25-30 full time employees of our Adviser will spend substantial time on our matters during the remainder of calendar year 2007 and all of calendar year 2008.  We anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase as we acquire more investments.

As of April 30, 2007, our Adviser and our Administrator collectively had 52 full-time employees.  A break-down of these employees by functional area is summarized in the table below:

Number of Individuals	Functional Area

6	Executive Management
37	Investment Management, Portfolio Management, and Due Diligence
9	Administration, Accounting, Compliance and Human Resources

Available Information:

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through our website at www.gladstoneinvestment.com.  A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations Manager, Gladstone Investment Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745.  The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are a relatively new company with limited operating history.

We were incorporated in Delaware on February 18, 2005. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially.

We are dependent upon our key management personnel and the key management personnel of our Adviser, particularly David Gladstone, George Stelljes III and Terry Lee Brubaker, and on the continued operations of our Adviser, for our future success.

We have no employees. Our chief executive officer, chief operating officer, chief investment officer and chief financial officer, and the employees of our Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III and Terry Lee Brubaker in this regard. Our executive officers and the employees of our Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Adviser’s operations or termination of the investment advisory agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

We may be obligated to pay our Adviser incentive compensation even if we incur a loss.

The Advisory Agreement entitles our Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with our Adviser, see “Business — Investment Advisory and Management Agreement.”

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

A number of entities compete with us for investments in small and mid-sized companies. We will compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures we face could have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.  We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer.  We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and you could lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•                                          Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•                                          Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

•                                          There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, our Adviser and its employees and consultants to perform due diligence investigations of these portfolio companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•                                          Small and medium-sized businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

•                                          Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

•                                          Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. We expect that our portfolio companies will have fewer resources than larger businesses and an economic downturn is more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by an economic downturn, its ability to repay our loan would be diminished.

•                                          Small and medium-sized businesses may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

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

Because the loans we make and equity securities we receive are not publicly traded, there will be uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

A large percentage of our portfolio investments are, and will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by SPSE. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of our requests for evaluation.

Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE is unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity investments include some or all of the following: the nature and realizable value of any collateral, the portfolio company’s earnings and cash flows and its ability to make payments on its obligations, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that might have resulted from a readily available market for these securities.

A small portion of our assets are, and will continue to be, comprised of equity securities that are valued based on internal assessment, using our own, Board of Directors’ approved valuation methods, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity of our privately held investments may adversely affect our business.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of these securities will be subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize substantial book losses upon liquidation. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

Our business plan is dependent upon external financing, which may expose us to risks associated with leverage.

Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•       Senior Securities.   We intend to issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

•       Common Stock.   Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

•       Securitization.   In addition to issuing securities to raise capital as described above, we anticipate that in the future we will securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and impact our profitability. Moreover, successful securitization of our loan portfolio might expose us to losses as the loans in which we do not plan to sell interests will be those that are riskier and more apt to generate losses.

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

We are exposed to risks associated with changes in interest rates.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.  For additional information concerning the fluctuations in our operating results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our investments are typically long term and will require several years to realize liquidation events.

Since we generally intend to make five to seven year term loans and hold our loans and related warrants or other equity positions until the loans mature, you should not expect realization events, if any, to occur over the near term. In addition, we expect that any warrants or other equity positions that we receive when we make loans may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

Prepayments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. We will first use any proceeds from prepayments to repay any borrowings outstanding on our credit facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Material U.S. Federal Tax Considerations—Regulated Investment Company Status.”

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the officers and directors of our Adviser and our Administrator serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. In addition, all of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Capital and our Adviser and Administrator also provide investment advisory and administrative services to these affiliates as well as Gladstone Land. In the future, the Adviser and the Administrator may provide investment advisory and administrative services, as applicable, to other funds, both public and private, of which it is the sponsor. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we targeted. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity to ensure the fair and equitable treatment of all the funds it manages. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our board of directors. As of March 31, 2007, our Board of Directors has approved the following types of co-investment transactions:

•       Our affiliate, Gladstone Commercial, may lease property to portfolio companies that we do not control under certain circumstances. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•       We may invest simultaneously with our affiliate Gladstone Capital in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

Certain of our officers, who are also officers of our Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of the Adviser or the Administrator has interests that differ from those of our stockholders, giving rise to a conflict.

We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

Our strategy includes making debt and equity investments in companies in connection with acquisitions, buyouts and recapitalizations, which subjects us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees, maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments which would likely harm our operating results and financial condition

Our portfolio companies are likely to have debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in subordinated debt, mezzanine debt and preferred and common equity securities issued by our portfolio companies in connection with buyouts or recapitalizations of these companies. Portfolio companies undergoing these types of transactions usually will have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution with respect to our investment. After repaying its senior creditors, our portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company by investing in its debt securities. Therefore, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their equity securities, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Hedging activities may not fully protect us from adverse changes in exchange rates or interest rates.

While we are not currently engaged in any hedging transactions, if we were to engage in hedging transactions in the future, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against a situation of an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

Provisions of the Delaware General Corporation Law and of our certificate of incorporation and bylaws could restrict a change in control and have an adverse impact on the price of our common stock.

We are subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was either approved in advance by our board of directors or ratified by the board of directors and stockholders owning two-thirds of our outstanding stock not owned by the acquiring holder. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to induce the issuance of additional shares of our stock. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer, or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

We could face losses and potential liability if intrusion, viruses or similar disruptions to our technology jeopardize our confidential information or that of users of our technology.

Although we have implemented, and will continue to implement, security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by transmission from unauthorized users. The misappropriation of proprietary information could expose us to a risk of loss or litigation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation.  Our Adviser is the current leaseholder of all properties in which we operate.  We occupy these premises pursuant to the Advisory and Administrative Agreements with our Adviser and Administrator, respectively.  Our headquarters are located in McLean, Virginia and we also have operations in the states of New York, New Jersey, Illinois, Pennsylvania, Kentucky, Texas and Washington.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “GAIN.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the NASDAQ Global Market (The Nasdaq National Market for periods prior to July 1, 2006) for each fiscal quarter during the current and prior fiscal years.

	Quarter Ended	High	Low

FY 2007	3/31/07	$16.00	$14.41
	12/31/06	15.31	14.17
	9/30/06	14.82	13.50
	6/30/06	15.01	13.56

FY 2006	3/31/06	$15.25	$13.84
	12/31/05	14.96	13.43
	9/30/05	16.10	14.68
	6/30/05	15.09	15.00

As of May 18, 2007 there were approximately 35 stockholders of record of our Common Stock.

Dividends

We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly dividends. Amounts presented for each fiscal quarter of 2007 and 2006 represent the cumulative amount of the dividends declared for the months composing such quarter. The following table reflects, by quarter, the dividends per share that we have declared on our common stock during fiscal years 2007 and 2006:

	Quarter Ended	Cash Dividend Per Share

FY 2007	3/31/07	$0.225
	12/31/06	0.21
	9/30/06	0.21
	6/30/06	0.21

FY 2006	3/31/06	$0.21
	12/31/05	0.12
	9/30/05	0.06
	6/30/05	0.00

Recent Sales of Unregistered Securities

There were no unregistered sales of our securities during the fiscal year ended March 31, 2007.

Item 6. Selected Financial Data

The following selected financial data for the fiscal year ended March 31, 2007 and the period June 22, 2005 (commencement of operations) through March 31, 2006 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION
SELECTED FINANCIAL DATA

	Year Ended March 31, 2007	Period June 22, 2005 (commencement of operations) Through March 31, 2006

Total Investment Income	$17,261,636	$7,370,856
Total Expenses	6,113,904	1,486,958
Net Investment Income	11,147,732	5,883,898
Net (Loss) Gain on Investments	(3,879,328)	170,399
Net Increase in Net Assets Resulting from Operations	$7,268,404	$6,054,297

Per Share Data:
Net Increase in Net Assets Resulting from Operations:
Basic & Diluted	$0.44	$0.37
Cash Distributions Declared per Share	0.855	0.39

Statement of Assets and Liabilities Data:
Total Assets	$323,590,215	$230,323,807
Net Assets	222,818,509	229,841,697

Other Data:
Number of Portfolio Companies at Period End	47	22
New Investments	$182,953,071	$160,646,470
Proceeds from Loan Repayments and Investments Sold	61,166,782	7,381,468
Total Return (1)	4.36%	3.39%

Weighted Average Yield on Investments (2)	8.72%	7.02%

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

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in common stock and in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).

Our primary investment focuses are situations involving buyouts and recapitalizations of small and mid-sized companies with established management teams. We expect that our investments will generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes. We intend to invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were to be investing alone.

We have invested some of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be made more quickly than investments in companies undergoing a buyout or recapitalization. We employed this strategy in order to more quickly invest our initial capital to generate current income, and have continued this strategy in order to build a portfolio of investments that may be securitized. Senior secured syndicated loans typically involve a number of banks or other financial institutions and are generally more marketable than loans that are not syndicated.

Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called “paid in kind” interest or “PIK.” We generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as dividends to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for regulated investment companies (“RICs”) by having to pay out at least 90% of our income.  As of March 31, 2007, none of our investments bore PIK interest.

Original issue discounts (“OID”) arise when we extend a loan and receive an equity interest in the borrower at the same time.  To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan to the value of the equity.  Then the amount allocated to the equity, the OID, must be amortized over the life of the loan.  As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a RIC under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), whereas the cash is received, if at all, when the equity instrument is sold.  We seek to avoid OID with all potential investments under review and to date do not hold any investments with OID.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services through Gladstone Management Corporation (our “Adviser”), who provides these services on our behalf through its officers who are also our officers. Currently, neither we nor our Adviser charges a fee for managerial assistance.

Our Adviser receives fees for other services it provides to portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon closing of the investment. The services our Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing loans, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of those fees are credited to the base management fees we pay to the Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

Our Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fees. While our Adviser receives all fees in connection with our investments, such fees received by our Adviser, with the exception of monitoring and review fees, are partially credited to us as a reduction of the advisory fee payable under the advisory agreement between us.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the transaction, including legal fees. Any amounts collected for expenses incurred by the Adviser in connection with unconsummated investments will be reimbursed to our Adviser. Amounts collected for these expenses incurred by us will be reimbursed to us and will be recognized in the period in which such reimbursement is received, however, there can be no guarantee that we will be successful in collecting any such reimbursements.

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience in our lines of business.  Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the “Administrator”), which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs.  All of our executive officers are officers or directors, or both, of our Adviser.

Our Adviser also provides investment advisory and administrative services to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded registered investment company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone.  All of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial Corporation and Gladstone Capital Corporation.  In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception.  Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the 1940 Act.  Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and has offices in the states of New York, Illinois, Pennsylvania, New Jersey, Kentucky, Texas and Washington.

Investment Advisory and Management Agreement

Pursuant to the investment advisory and management agreement (the “Advisory Agreement”) with our Adviser we pay our Adviser fees, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2.0% computed on the basis of the average value of our gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that are not invested in debt and equity securities of portfolio companies.  Through December 31, 2006, the base management fee was computed and payable quarterly.  Beginning in periods subsequent to December 31, 2006, the base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0% computed on the basis of the average value of our gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, July 11, 2006 and October 10, 2006, our Board of Directors accepted voluntary waivers from our Adviser that allowed the current calculation of the base management fee to be effective through June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

On January 9, 2007, our Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations for the three months ended March 31, 2007

When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will be credited against the base management fee that we would otherwise be required to pay to our Adviser.

In addition, our Adviser services the loans held by Gladstone Business Investment, LLC (“Business Investment”), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment.  Since we own these loans, all loan servicing fees paid to our Adviser are treated as reductions against the 2.0% base management fee.  Overall, the base management fee due to our Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We pay our Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•             no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

•             100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•             20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”) whereby under the Administration Agreement, we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.

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

At March 31, 2007, we engaged Standard and Poor’s Securities Evaluations, Inc. (“SPSE”) to submit opinions of value for 13 of our loan securities.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance.  Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is forwarded to SPSE for review and analysis.  SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities.  With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however in certain limited circumstances, such as when our Adviser  may learn new information regarding an investment between the time of submission to SPSE and the date of the board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE.  Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or not accept the recommended valuation of our investment portfolio.  Our Adviser and our management recommended, and the Board of Directors elected to accept, the opinions of value delivered by SPSE on the 13 loans in our portfolio as denoted on the Schedule of Investments as of March 31, 2007 included in our consolidated financial statements.

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

Company’s System	First NRSRO	Second NRSRO	Gladstone Investment’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5 and the EL is 1 to 2%
9	Ba1	BB+	PD is 10 and the EL is 2 to 3%
8	Ba2	BB	PD is 16 and the EL is 3 to 4%
7	Ba3	BB-	PD is 17.8 and the EL is 4 to 5%
6	B1	B+	PD is 22 and the EL is 5 to 6.5%
5	B2	B	PD is 25 and the EL is 6.5 to 8%
4	B3	B-	PD is 27 and the EL is 8 to 10%
3	Caa1	CCC+	PD is 30 and the EL is 10.0 to 13.3%
2	Caa2	CCC	PD is 35 and the EL is 13.3 to 16.7%
1	Caa3	CC	PD is 65 and the EL is 16.7 to 20%
0	N/a	D	PD is 85 or there is a Payment Default and the EL is greater than 20%

(a)             the default rates set forth are for a ten year term debt security.  If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At March 31, 2007 and 2006, no payments were past due on any of our debt securities.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2007 and March 31, 2006, representing approximately 44% and 31%, respectively, of all loans in our portfolio:

Rating	March 31, 2007	March 31, 2006
Highest	8.0	6.0
Average	5.7	5.3
Weighted Average	5.0	5.3
Lowest	2.0	5.0

The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at March 31, 2007 and March 31, 2006, representing approximately 14% and 12%, respectively, of all loans in our portfolio:

Rating	March 31, 2007	March 31, 2006
Highest	8.0	9.0
Average	7.2	7.8
Weighted Average	7.3	7.7
Lowest	6.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations such as those provided by a NRSRO. The following table lists the risk ratings for  all syndicated loans in our portfolio that are currently rated by an NRSRO at March 31, 2007 and March 31, 2006, representing approximately 42% and 57%, respectively, of all loans in our portfolio:

Rating	March 31, 2007	March 31, 2006
Highest	BB-/Ba2	BB/Ba2
Average	B+/B1	B+/B1
Weighted Average	B+/B1	B/B2
Lowest	B/B2	B/B2

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as participations in syndicated loans, at the indicative bid price offered by the syndication agent on the valuation date.  At March 31, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 42 debt securities in our portfolio. At March 31, 2006, none of the debt securities in our portfolio were publicly traded and there was a limited market for 19 debt securities in our portfolio.

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

We value convertible debt, equity, success fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust.  At March 31, 2007 and March 31, 2006 there was no market for any of the equity securities we owned.  To value convertible debt, equity, success fees or other equity-like securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques consist of discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales in comparable transactions, and a review of similar companies that are publicly traded and the market multiple of their equity securities.  At March 31, 2007 we had $28.6  million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $246.0 million.  At March 31, 2006 we had $12.8 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $140.5 million.

At March 31, 2007, we had total unrealized depreciation of approximately $3.7 million, which was primarily comprised of net unrealized depreciation of our preferred and common stock in Chase II Acquisition Corp.  At March 31, 2006 we had total unrealized appreciation of approximately $113,000, which was mainly composed of net unrealized appreciation of our syndicated loan investments.

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

Revenue Recognition

Interest and Dividend  Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. There were no uncollectible accounts at March 31, 2007 or March 31, 2006. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest.  Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash.  To date, we have not accrued any dividend income.

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

Our Adviser receives fees for the other services it provides to portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  When our Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee due to the Adviser from us. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

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

RESULTS OF OPERATIONS

For the fiscal year ended March 31, 2007 compared to the period June 22, 2005 (commencement of operations) to March 31, 2006.

Investment Income

Investment income for the year ended March 31, 2007 was $17,261,636, compared to investment income for the period June 22, 2005 (commencement of operations) to March 31, 2006 of $7,370,856.

Interest income from Non-Control/Non-Affiliate investments increased $7,121,687 to $9,572,593 for the year ended March 31, 2007, compared to $2,450,906 for the period June 22, 2005 (commencement of operations) to March 31, 2006.  This increase was mainly the result of additional Non-Control/Non-Affiliate investments made during the year ended March 31, 2007 compared to the prior year period, coupled with the incremental investment activity over the shortened prior year period.

Interest income from Control investments was $5,486,060 for the year ended March 31, 2007, compared to $255,059 for the period June 22, 2005 (commencement of operations) to March 31, 2006.   This increase is mainly attributable to the purchase of two additional Control investments, as well as holding the three Control investments purchased in the prior year for a full fiscal year.

Interest income from Affiliate investments was $535,629 for year ended March 31, 2007 representing interest on our loan investments to our Non-Control affiliates. At March 31, 2006, we had not yet invested in any Affiliate investments.

Interest income from cash and equivalents decreased $2,773,059 to $1,661,647 for year ended March 31, 2007 from $4,434,706 for the period June 22, 2005 (commencement of operations) to March 31, 2006.  This decrease is the result of the complete investment of the proceeds of our initial public offering in Control, Affiliate and Non-Control/Non-Affiliate investments.

The annualized weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 8.72% for the year ended March 31, 2007, compared to 7.02% for the period June 22, 2005 (commencement of operations) to March 31, 2006.

For the period June 22, 2005 (commencement of operations) to March 31, 2006 we recognized fee income of $230,000 representing financing fees from the acquisition of one Control Investment.  No fee income was recorded during fiscal 2007.

Other income increased $5,522 to $5,707 for the year ended March 31, 2007 from $185 in the prior year period.  Other income is comprised of loan amendment fees that are amortized over the remaining lives of the respective loans.

Operating Expenses

Operating expenses for year ended March 31, 2007 were $6,991,487 compared to $2,041,547 for the period June 22, 2005 (commencement of operations) March 31, 2006, representing an overall increase of $4,949,940.

For the year ended March 31, 2007, we incurred gross base management fees of $3,981,970, less credits for fees received by our Adviser of $1,568,854, for a net management fee of $2,413,116 as compared to the period June 22, 2005 (commencement of operations) to March 31, 2006, in which we incurred gross base management fees of $915,360. The base management fee is currently computed quarterly as described under “Investment Advisory and Management Agreement.” The fees increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year, however, the increase was partially offset by increased credits against the management fee in the current fiscal year of $877,583 compared to $554,589 in the prior fiscal year.

Loan servicing fees of $1,568,854 were incurred for the year ended March 31, 2007.  These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the aggregate outstanding loan portfolio.  These fees reduced the amount of the base management fee due to our Adviser.  There were no loan servicing fees in the prior period as we did not enter into our credit facility until October 2006.

The administration fee incurred to our Administrator was $526,595 for the year ended March 31, 2007 compared to $288,471 for the period June 22, 2005 (commencement of operations) to March 31, 2006. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs.  The increase was mainly attributable to the personnel growth of our Administrator and fewer periods included in the prior year period.

Interest expense for the year ended March 31, 2007 was $607,661 and resulted from borrowings on our credit facility in the third and fourth quarters of fiscal 2007, which were used to finance our investment purchases during those quarters. Interest expense for the period June 22, 2005 (commencement of operations) to March 31, 2006 was $378 and consisted of interest due on a loan payable to an affiliate, which was repaid in June 2005.

Deferred finance cost amortization for the year ended March 31, 2007 was $233,779 and is directly attributable to the amortization of the capitalized finance costs associated with our credit facility.

Professional fees for the year ended March 31, 2007 were $586,028, an increase of $422,659 over the professional fees for the period June 22, 2005 (commencement of operations) to March 31, 2006 of $163,369.  Professional fees primarily consist of legal fees and audit and accounting fees.  The increase is mainly due to the shortened prior year period, an increase in audit fees related to our compliance with Sarbanes-Oxley regulations and direct consulting and legal fees incurred on potential investments that were not executed.

Stockholder related costs increased $183,920 for the year ended March 31, 2007 to $273,483 from $89,563 in the period June 22, 2005 (commencement of operations) to March 31, 2006.  Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission (“SEC”) filing fees and press release costs.  The increase in stockholder related costs is mainly due to the shortened prior year period and fees incurred in connection with our inaugural annual meeting of stockholders on August 10, 2006.

Insurance expense for the year ended March 31, 2007 was $262,339, compared to $184,642 for the period June 22, 2005 (commencement of operations) to March 31, 2006.  Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy. The increase of $77,697 is mainly due to our policies not beginning until August 2005, thereby resulting in the amortization of only eight months of insurance premiums in the prior year period.

Directors’ fees for the year ended March 31, 2007 and the period June 22, 2005 (commencement of operations) to March 31, 2006 were $208,100 and $160,000, respectively.  Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.  The directors’ fees for the prior year period were not declared until July 2005 and, therefore, only nine months of expense was recognized in the prior year.

Taxes and licenses expense for the year ended March 31, 2007 was $168,873 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.  For the period June 22, 2005 (commencement of operations) to March 31, 2006, taxes and licenses expense was $195,270 and consisted of approximately $185,000 related to franchise taxes to the state of Delaware for calendar year 2005 and the first quarter of calendar year 2006.  The maximum franchise tax to be paid to the state of Delaware for a calendar year is $165,000; however the prior fiscal year expense includes franchise tax from our date of incorporation in February 2005 through December 31, 2005, in addition to an accrual of $41,250 for January through March of the 2006 calendar year.

Other expenses for the year ended March 31, 2007 were $142,659, compared to $37,492 for the period June 22, 2005 (commencement of operations) to March 31, 2006.  Other expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses.  The overall increase of $105,167 is mainly due to the increase in direct expenses as the overall size of our investment portfolio grew from the prior year period and fewer direct expenses from the shorter prior year period.

Realized and Unrealized Loss on Investments

For the year ended March 31, 2007, we recognized a net loss on the sale of nine loan participations in the aggregate amount of $93,850 and we recorded net unrealized depreciation of investments in the aggregate amount of $3,785,478.

At March 31, 2006, the fair value of our investment portfolio exceeded the cost basis of our portfolio by approximately $113,000.  At March 31, 2007, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $3.7 million, representing an unrealized loss of approximately $3.8 million for the fiscal year.  This decrease is primarily the result of the decline in market value of the equity securities from one of our Control investments.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $7,268,404 for the year ended March 31, 2007 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the year ended March 31, 2007 was $0.44 and our net increase in net assets from operations per basic and diluted weighted average common share for the period June 22, 2005 (commencement of operations) to March 31, 2006 was $0.37.

We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and we may begin to incur incentive fees. Our administrative expenses payable to our Administrator are also likely to grow during future periods as our average assets increase in comparison to our average assets at March 31, 2007 and as the expenses incurred by our Administrator to support our operations increase.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

At March 31, 2007, we held investments in Non-Control/Non-Affiliates of approximately $138.6 million and we held investments in Control and Affiliate investments of approximately $136.1 million at cost.  At March 31, 2006, we held investments in Non-Control/Non-Affiliates of approximately $97.4 million and we held investments in Control investments of approximately $55.8 million at cost.

During the year ended March 31, 2007 and the period from June 22, 2005 (commencement of operations) to March 31, 2006, the following investment activity occurred during each quarter of the respective fiscal year:

	New	Principal	Investments	Net Gain/(Loss)
Quarter Ended	Investments	Repayments	Sold	on Disposal

June 30, 2006	$33,665,549	$874,222	$15,548,453	$3,273
September 30, 2006	15,812,230	5,964,245	999,436	(1,934)
December 31, 2006	69,372,847	3,610,221	3,043,000	(2,283)
March 31, 2007	64,102,446	19,973,880	11,247,175	(92,906)
Total fiscal year 2007	$182,953,072	$30,422,568	$30,838,064	$(93,850)

June 30, 2005	$—	$—	$—	$—
September 30, 2005	40,844,381	333,363	—	—
December 31, 2005	23,376,958	1,043,120	2,000,000	38,056
March 31, 2006	96,425,131	425,054	3,522,500	19,375
Total fiscal year 2006	$160,646,470	$1,801,537	$5,522,500	$57,431

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2008	$8,311,428
2009	10,047,620
2010	11,698,781
2011	52,080,567
2012	34,029,743
Thereafter	129,212,533
Total contractual repayments	$245,380,672

Investments in equity securities	$28,598,801
Unamortized premiums on debt securities	640,639
Total	$274,620,112

Net cash used in operating activities for the year ended March 31, 2007 was approximately $122.7 million and consisted primarily of the purchase of investments, an increase in our investment interest receivable and amounts due from custodian and a decrease in our base management fee payable to our Adviser,  offset by sales and repayments of existing portfolio investments, increases in loan servicing and administration fees payable, net amortization of loan premiums and unrealized depreciation of our portfolio investments.

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

Financing Activities

During the year ended March 31, 2007, we recorded net borrowings under our credit facility of $100.0 million, which were used to purchase new investments.  As a result of our credit facility, we incurred approximately $862,000 of legal, accounting and other associated expenses that will be amortized over the remaining life of the facility.

We anticipate issuing equity securities to obtain additional capital in the future. The terms of the future equity issuances cannot be determined and there can be no assurances that the equity markets will be available to us on terms we deem favorable, if at all.  On October 13, 2006 we filed a registration statement with the SEC (as amended on December 22, 2006) that, if and when declared effective, would permit us to issue, through one or more transactions, up to an aggregate of $100 million in securities, consisting of common stock, preferred stock and/or debt securities.  To date we have incurred approximately $133,000 of costs in connection with this registration statement.

For the year ended March 31, 2007, our dividends paid of $14,158,885 exceeded our net investment income (including realized losses) by $3,105,003.  We declared these dividends based on our estimates of net investment income for the fiscal year.  Our investment pace continues to be slower than expected in our second year of operations and, consequently, our net investment income was lower than our original estimates.  A portion of the dividends declared during fiscal 2007 were treated as a return of capital to our stockholders.

For the period June 22, 2005 (commencement of operations) to March 31, 2006 cash provided by financing activities consisted of the net proceeds from the initial public offering of $230,292,203 (which includes $30.1 million of proceeds received in July 2005 in connection with the closing of the underwriters’ over-allotment option and other related offering costs and does not include approximately $48,000 of offering costs incurred prior to fiscal 2006), partially offset by the payment of dividends of $6,458,439 and the repayment of the loan payable to affiliate of $50,000. Our dividends paid of $6,458,439 for the 2006 fiscal year exceeded net investment income (including realized gains) by $517,110. We declared these dividends based on estimates of net investment income for the 2006 fiscal year. Our investment pace was slower than expected in our first year of operations and consequently, net investment income was lower than originally anticipated.  A portion of the dividends declared during fiscal 2006 were treated as a return of capital to our stockholders.

Revolving Credit Facility

On October 19, 2006, through our wholly-owned subsidiary, Business Investment, we initially obtained a $100 million revolving credit facility (the “Credit Facility”).  On October 19, 2006, we executed a purchase and sale agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration for a membership interest therein.  Simultaneously, Business Investment executed a credit agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility will terminate on October 18, 2007, unless extended in the discretion of the lenders, at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from us during the period following the date of which availability for advances has terminated through maturity.  The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable.  Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  On March 29, 2007, we increased our borrowing capacity under the Credit Facility from $100 million to $150 million through June 27, 2007 and to $200 million thereafter.  As of March 31, 2007, there was an outstanding principal balance of $100.0 million under the Credit Facility at an interest rate of approximately 5.3%. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans or added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At March 31, 2007, the remaining borrowing capacity available under the Credit Facility was approximately $50.0 million.  If we request a renewal of the Credit Facility, any such renewal will be granted in the discretion of the lenders and there can be no guarantee that we will be able to renew the Credit Facility on terms that are favorable to us, if at all.  In the event that we are not able to renew or refinance the Credit Facility this could have a material adverse impact on our liquidity and ability to fund new investments.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2007, Business Investment was in compliance with all of the facility covenants.  We currently intend to securitize some or all of the loans held by Business Investment and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

Our Adviser services the loans pledged under the Credit Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of March 31, 2007, we were in compliance with our covenants under the performance guaranty.

Dividends

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
April 11, 2007	June 21, 2007	June 29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075
January 10, 2007	March 22, 2007	March 30, 2007	$0.075
January 10, 2007	February 20, 2007	February 28, 2007	$0.075
January 10, 2007	January 23, 2007	January 31, 2007	$0.075
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07
January 10, 2006	March 17, 2006	March 31, 2006	$0.07
January 10, 2006	February 16, 2006	February 28, 2006	$0.07
January 10, 2006	January 23, 2006	January 31, 2006	$0.07
October 7, 2005	December 21, 2005	December 31, 2005	$0.04
October 7, 2005	November 21, 2005	November 30, 2005	$0.04
October 7, 2005	October 21, 2005	October 30, 2005	$0.04
July 7, 2005	September 22, 2005	September 30, 2005	$0.02
July 7, 2005	August 23, 2005	August 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

Contractual Obligations and Off-Balance Sheet Arrangements

At March 31, 2007, we were a party to signed and non-binding term sheets for an allocation of a syndicate loan participation for approximately $7.0 million and one buyout investment of approximately $10.8 million.  The future scheduled contractual payments at March 31, 2007 are as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Investments	17,800,000	17,800,000
Total	$17,800,000	$17,800,000	$—	$—	$—

As of the date of this report, the investment purchase obligations above have been funded. See Note 12 “Subsequent Events” in our Consolidated Financial Statements for further information.

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of March 31, 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. Currently, approximately 63% of our investment portfolio, at cost, are comprised of loans at variable rates and approximately 10% of our investment portfolio, at cost, is in loans at variable rates with a floor.   In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

We expect to continue to borrow funds to finance future lending activities as we have fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. For example, interest rates charged on the advances under our credit facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically.  As of March 31, 2007, there was an outstanding principal balance of $100.0 million under the credit facility.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant. Under this analysis, a hypothetical increase in the one month LIBOR by 1.0% would increase our net increase in net assets resulting from operations by approximately $0.8 million or 10.5%, over the next twelve months, compared to the net increase in net assets resulting from operations for year ended March 31, 2007. A hypothetical decrease in the one month LIBOR by 1.0% would decrease our net increase in net assets resulting from operations by approximately $0.8 million or 10.5%, over the next twelve months, compared to the net increase in net assets from operations for the year ended March 31, 2007. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Assets and Liabilities as of March 31, 2007 and 2006
Consolidated Schedule of Investments as of March 31, 2007 and 2006
Consolidated Statement of Operations for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Consolidated Statement of Changes in Net Assets for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Consolidated Statement of Cash Flows for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Financial Highlights for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Gladstone Investment Corporation:

We have completed an integrated audit of Gladstone Investment Corporation’s 2007 consolidated financial statements and of its internal control over financial reporting as of March 31, 2007 and an audit of its March 31, 2006 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Gladstone Investment Corporation and its subsidiaries (the "Company") at March 31, 2007 and March 31, 2006, and the results of their operations and their cash flows for the period ended March 31, 2007 and the period June 22, 2005 to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

McLean, VA

May 31, 2007

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31,	March 31,
	2007	2006

ASSETS
Non-Control/Non-Affiliate investments (Cost 3/31/07:$138,567,741; 3/31/06: $97,423,004)	$138,168,612	$97,585,972
Control investments (Cost 3/31/07: $116,302,372; 3/31/06: $55,846,318)	113,016,491	55,796,318
Affiliate investments (Cost 3/31/07: $19,750,000)	19,762,500	—
Total investments at fair value (Cost 3/31/07: $274,620,113; 3/31/06: $153,269,322)	270,947,603	153,382,290
Cash and cash equivalents	37,788,941	75,672,605
Interest receivable	1,306,090	761,388
Prepaid insurance	83,819	99,874
Deferred finance costs	627,960	—
Due from Custodian	12,694,985	—
Due from Adviser	20,383	234,551
Other assets	120,434	173,099
TOTAL ASSETS	$323,590,215	$230,323,807

LIABILITIES
Due to Administrator	$162,244	$110,002
Borrowings under line of credit	100,000,000	—
Accrued expenses	523,698	367,031
Other liabilities	85,764	5,077
Total Liabilities	100,771,706	482,110
NET ASSETS	$222,818,509	$229,841,697

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 shares issued and outstanding, respectively	$16,560	$16,560
Capital in excess of par value	230,096,572	230,229,279
Net unrealized (depreciation) appreciation of investment portfolio	(3,672,510)	112,968
Distributions in excess of net investment income	(3,622,113)	(517,110)
Total Net Assets	$222,818,509	$229,841,697
Net assets per share	$13.46	$13.88

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
SCHEDULE OF INVESTMENTS
MARCH 31, 2007

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

ACS Media, LLC	Service - directory advertising	Senior Term Debt (7.9%, Due 11/2013) (3)	$4,857,421	$4,857,822

Activant	Service - enterprise software and services	Senior Term Debt (7.4%, Due 5/2013) (3)	3,745,496	3,714,281

American Safety Razor Company Inc.	Manufacturing - razors and blades	Senior Term Debt (7.9%, Due 7/2013) (3)	1,491,154	1,492,472

Aramark Corp.	Service - vending services	Senior Term Debt (7.5%, Due 1/2014) (10)	921,289	925,895
		Letter of Credit (5.3%, Due 1/2014) (10)	65,841	66,170

Aspect Software, Inc.	Service - call center software	Senior Term Debt (8.4%, Due 7/2011) (3)	2,988,647	2,999,925

Brock Holdings II, Inc.	Service - industrial specialty maintenance	Senior Term Debt (7.3%, Due 8/2013) (3) (5)	3,000,000	3,003,750

Compsych Investments Corp.	Service - independent employee assistance programs	Senior Term Debt (8.1%, Due 2/2012) (3) (5)	3,875,254	3,879,300

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (7.9%, Due 2/2012) (3)	9,993,754	10,010,307

Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (8.6%, Due 1/2012) (3) (5)	2,000,000	2,000,000

CST Industries Acquisition, Inc.	Manufacturing - metal storage units	Senior Term Debt (8.5%, Due 8/2013) (3)	996,946	999,975

Dealer Computer Services, Inc.	Manufacturing & Service - systems for automotive retailers	Senior Term Debt (7.4%, Due 9/2013) (3)	1,042,760	1,044,063

Dresser Holdings, Inc.	Manufacturing - oilfield & energy products	Senior Term Debt (8.1%, Due 10/2013) (3)	3,868,905	3,851,943

Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (7.9%, Due 11/2013) (5)	2,593,800	2,611,957

Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (8.1%, Due 12/2013) (3)	2,358,550	2,363,866

IPC Information Systems, LLC	Manufacturing - specialized telephony systems	Senior Term Debt (7.9%, Due 9/2013) (3)	263,045	262,319

J. Crew Operating Corp.	Retail - apparel	Senior Term Debt (7.2%, Due 5/2013) (3)	1,405,990	1,407,018

Latham Manufacturing Corp.	Manufacturing - swimming pool components accessories	Senior Term Debt (8.5%, Due 6/2012) (3)	2,427,162	2,375,520

Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (7.8%, Due 5/2012) (3) (5)	2,971,543	3,006,325

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (10.3%, Due 11/2010) (3) (5)	6,440,352	6,330,492

Madison River Capital LLC	Service - communications and information	Senior Term Debt (7.6%, Due 7/2012) (3)	5,727,708	5,702,357

Maidenform, Inc.	Manufacturing - intimate apparel	Senior Term Debt (7.1%, Due 5/2010) (3)	2,569,252	2,573,084

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.8%, Due 10/2013) (3) (5)	3,493,734	3,504,342

MediMedia USA, LLC	Service - healthcare and pharmeceutical marketing	Senior Term Debt (7.9%, Due 10/2013) (3)	1,185,613	1,180,462

National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (7.4%, Due 6/2013) (3)	1,987,027	1,985,825

NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013) (3)	3,017,479	2,995,367

Nutro Products, Inc.	Manufacturing - pet food	Senior Term Debt (7.4%, Due 4/2012) (3)	2,442,961	2,421,809

Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (7.5%, Due 1/2014) (3)	2,518,294	2,506,250

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (8.6%, Due 8/2012) (3)	7,764,943	7,711,178

Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.4%, Due 3/2013) (3)	4,147,228	4,105,476

QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (8.1%, Due 11/2012) (3)	1,996,592	1,997,199

Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (8.1%, Due 9/2013) (3)	1,989,421	1,999,950

Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (7.9%, Due 11/2013) (3)	1,313,285	1,319,792

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.9%, Due 12/2011) (3)	5,001,100	4,900,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.9%, Due 12/2011) (3)	1,611,921	1,616,724

Stolle Machinery Company	Manufacturing - can-making equipment and parts	Senior Term Debt (7.9%, Due 9/2012) (3)	500,100	502,491

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued)

Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (7.9%, Due 5/2011) (3)	3,309,714	3,282,178

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (8.6%, Due 12/2011) (3) (5)	4,953,549	4,912,813

US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (7.9%, Due 9/2012) (3)	10,923,253	10,910,191

Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (7.6%, Due 2/2013) (3)	2,066,465	2,081,963

WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (7.8%, Due 6/2014) (3)	1,925,440	1,929,600

West Corporation	Service - business process outsourcing	Senior Term Debt (7.8%, Due 10/2013) (3)	10,814,753	10,826,161

Total Non-Control/Non-Affiliate Investments			$138,567,741	$138,168,612

CONTROL INVESTMENTS

A. Stucki Company	Manufacturing - railroad cars and accessories	Senior Term Debt (9.8% Due 3/2012) (6)	15,000,000	15,000,000
		Senior Term Debt (12.1% Due 3/2012) (6)	11,000,000	11,000,000
		Senior Subordinated Term Debt (13% Due 3/2014) (6)	5,485,760	5,485,760
		Preferred Stock (4) (6)	4,386,686	4,386,686
		Common Stock (4) (6)	129,956	129,956
			36,002,402	36,002,402

Acme Cryogenics Corporation	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013) (5) (6)	$14,500,000	$14,481,875
		Redeemable Preferred Stock (4) (6)	6,983,785	6,983,785
		Common Stock (4) (6)	1,045,181	1,045,181
		Common Stock Warrants (4) (6)	24,686	24,686
			22,553,652	22,535,527

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility (9.8% Due 3/2008) (7)	1,900,000	1,900,000
		Senior Term Debt (9.8%, Due 3/2011) (5)	11,000,000	11,000,000
		Senior Term Debt (12.0% Due 3/2011) (5)	8,000,000	8,000,000
		Subordinated Term Debt (13% Due 3/2013) (5)	6,167,810	6,167,810
		Redeemable Preferred Stock (4)	6,960,806	3,120,070
		Common Stock Warrants (4)	61,384	—
			34,090,000	30,187,880

Hailey Transport Corporation	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012) (5)	4,000,000	4,000,000
		Preferred Stock (4)	2,500,000	3,184,874
			6,500,000	7,184,874

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility (9.3%, Due 3/2009) (5) (8)	1,900,000	1,900,000
		Senior Term Debt (9.3%, Due 3/2011) (5)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011) (5)	8,000,000	8,000,000
		Common Stock (4)	3,256,318	3,205,808
			17,156,318	17,105,808

Total Control Investments			$116,302,372	$113,016,491

AFFILIATE INVESTMENTS

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility (9.3%, Due 12/2009) (5) (9)	$2,000,000	$1,995,000
		Senior Term Debt (9.3%, Due 12/2011) (5) (6)	7,000,000	7,008,750
		Senior Term Debt (11.3% Due 3/2011) (5) (6)	7,000,000	7,008,750
		Senior Subordinated Term Debt (12.3% Due 8/2007) (5) (6)	500,000	500,000
		Preferred Stock (4) (6)	1,750,000	1,750,000
		Common Stock (4) (6)	1,500,000	1,500,000
			19,750,000	19,762,500

Total Affiliate Investments			$19,750,000	$19,762,500

Total Investments			$274,620,113	$270,947,603

(1)                Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)                Percentage represents the weighted average interest rates in effect at March 31, 2007 and due date represents the contractual maturity date.

(3)                Marketable securities are valued based on the indicative bid price, as of March 31, 2007, from the respective originating syndication agent’s trading desk.

(4)                Security is non-income producing.

(5)                Valued using Standard & Poor’s Securities Evaluations, Inc. opinions of value at March 31, 2007.

(6)                Fair value is equal to cost due to recent acquisition.

(7)                Total available under the revolving credit facility is $3,500,000 of which $1,600,000 remains undrawn as of March 31, 2007.

(8)                Total available under the revolving credit facility is $2,000,000, of which $100,000 remains undrawn at March 31, 2007.

(9)                Total available under the revolving credit facility is $2,000,000, which was fully drawn at March 31, 2007.

(10)           Subsequent to March 31, 2007, the investment in the portfolio company was sold at the fair value reflected herein.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

		For the period
		June 22, 2005
		(Commencement of
	Year Ended	Operations) to
	March 31, 2007	March 31, 2006

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$9,572,593	$2,450,906
Control investments	5,486,060	255,059
Affiliate investments	535,629	—
Cash and cash equivalents	1,661,647	4,434,706
Total interest income	17,255,929	7,140,671
Fee income — Control investments	—	230,000
Other income	5,707	185
Total investment income	17,261,636	7,370,856

EXPENSES
Base management fee	2,413,116	915,360
Loan servicing fee	1,568,854	—
Administration fee	526,595	288,471
Interest expense	607,661	378
Amortization of deferred finance costs	233,779	—
Professional fees	586,028	163,369
Stockholder related costs	273,483	89,563
Insurance expense	262,339	184,642
Directors fees	208,100	160,000
Taxes and licenses	168,873	195,270
Organizational costs	—	7,002
General and administrative expenses	142,659	37,492
Expenses before credit from Adviser	6,991,487	2,041,547
Credit to management fee for fees collected by Adviser (Refer to Note 3)	(877,583)	(554,589)
Total expenses net of credit to management fee	6,113,904	1,486,958
NET INVESTMENT INCOME	11,147,732	5,883,898

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized (loss) gain on sale of Non-Control/Non-Affiliate investments	(93,850)	57,431
Net unrealized (depreciation) appreciation of Non-Control/Non-Affiliate investments	(562,097)	162,968
Net unrealized depreciation of Control Investments	(3,235,881)	(50,000)
Net unrealized appreciation of Affiliate Investments	12,500	—
Net (loss) gain on investments	(3,879,328)	170,399

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS (Refer to Note 5)	$7,268,404	$6,054,297

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.44	$0.37

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,391,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

		For the period
		June 22, 2005
		(Commencement of
	Year Ended	Operations) to
	March 31, 2007	March 31, 2006
Operations:
Net investment income	$11,147,732	$5,883,898
Realized (loss) gain on sale of investments	(93,850)	57,431
Unrealized (depreciation) appreciation of portfolio	(3,785,478)	112,968
Increase in net assets from operations	7,268,404	6,054,297

Capital transactions:
Issuance of common stock	—	230,244,339
Shelf offering costs	(132,707)	—
Dividends from net investment income	(14,158,885)	(6,458,439)
Total (decrease) increase in net assets from capital transactions	(14,291,592)	223,785,900

Total (decrease) increase in net assets	(7,023,188)	229,840,197

Net Assets
Beginning of period	229,841,697	1,500
End of period	$222,818,509	$229,841,697

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

		For the period
		June 22, 2005
		(Commencement of
	For the year ended	Operations) to
	March 31, 2007	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$7,268,404	$6,054,297
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(182,953,071)	(160,646,470)
Principal repayments of investments	30,422,568	1,801,537
Proceeds from the sale of investments	30,744,214	5,579,931
Net unrealized depreciation (appreciation) of investment portfolio	3,785,478	(112,968)
Net realized loss (gain) on sales of investments	93,850	(57,431)
Net amortization of premiums and discounts	341,648	53,111
Amortization of deferred finance costs	233,779	—
Increase in interest receivable	(544,702)	(761,388)
Increase in due from custodian	(12,694,985)	—
Decrease (increase) in prepaid assets	18,630	(99,874)
Decrease (increase) in other assets	50,090	(173,099)
Increase in other liabilities	80,687	5,077
(Decrease) increase in administration fee payable to Administrator	(119,873)	110,002
Increase (decrease) in base management fee payable to Adviser	102,987	(234,551)
Increase in loan servicing fee payable to Adviser	283,296	—
Increase in accrued expenses	156,667	367,031
Net cash used in operating activities	(122,730,333)	(148,114,795)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from the issuance of common stock (including deferred offering costs of $47,864)	—	230,292,203
Borrowings from line of credit	103,500,000	—
Repayments of line of credit	(3,500,000)	—
Deferred finance costs	(861,739)	—
Shelf offering registration costs	(132,707)	—
Distributions paid	(14,158,885)	(6,458,439)
Decrease in loan payable to affiliate	—	(50,000)
Net cash provided by financing activities	84,846,669	223,783,764

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (1)	(37,883,664)	75,668,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,672,605	3,636
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,788,941	$75,672,605

CASH PAID DURING PERIOD FOR INTEREST	$360,262	$—
CASH PAID DURING PERIOD FOR INTEREST TO AFFILIATE	$—	$378

(1)             Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS

		For the period
		June 22, 2005
		(Commencement of
	For the year ended	Operations) to
	March 31, 2007	March 31, 2006
Per Share Data (1)
Balance at beginning of period	$13.88	$—
Net proceeds from initial public offering (2)	—	13.95
Offering costs	—	(0.05)

Income from investment operations:
Net investment income (3)	0.67	0.36
Realized loss on sale of investments (3)	(0.01)	—
Net unrealized (depreciation) appreciation of investments (3)	(0.22)	0.01
Total from investment operations	0.44	0.37
Distributions	(0.85)	(0.39)
Shelf registration offering costs	(0.01)	—
Net asset value at end of period	$13.46	$13.88

Per share market value at beginning of period	$15.10	$15.00
Per share market value at end of period	14.87	15.10
Total Return (4)	4.36%	3.39%
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$222,818,509	$229,841,697
Average net assets	$225,642,593	$226,875,738
Ratio of expenses to average net assets (5) (6)	3.10%	1.08%
Ratio of net expenses to average net assets (5) (7)	2.71%	0.79%
Ratio of net investment income to average net assets (5)	4.94%	3.11%

(1)             Based on actual shares outstanding.

(2)             Net of initial underwriting discount of $1.05 per share.

(3)             Based on weighted average basic per share data.

(4)             Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of the Company’s dividend reinvestment plan.

(5)             Amounts are annualized for the period June 22, 2005 (commencement of operations) to March 31, 2006.

(6)             Ratio of expenses to average net assets is computed using expenses before credit from the Adviser.

(7)             Ratio of net expenses to average net assets is computed using total expenses net of credits to management fee.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

Gladstone Business Investment, LLC (“Business Investment”) a wholly-owned subsidiary of the Company, was established on August 11, 2006 for the sole purpose of owning the Company’s portfolio of investments in connection with the establishment of its line of credit facility with Deutsche Bank AG, which recently closed on October 19, 2006.  The financial statements of Business Investment are consolidated with those of the Company.

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

Reclassifications

Certain amounts in prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net increase in net assets resulting from operations.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include commercial paper and money-market funds. All of the Company’s cash at March 31, 2007 was deposited with two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

Classification of Investments

The 1940 Act requires classification of the Company’s investments by its respective level of control.  As defined in the 1940 Act, “Control Investments” are investments in those portfolio companies that the Company is deemed to “Control”.  “Affiliate Investments” are investments in those portfolio companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments.  “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.  In general, the 1940 Act prescribes that the Company has control over a portfolio company if it owns greater than 25% of the voting securities of the portfolio company.  The Company is deemed to be an affiliate of a portfolio company if it owns between 5% and 25% of the voting securities of such portfolio company or has one or more seats on the affiliated company’s board of directors.  However, if the Company holds 50% or more contractual representation on a portfolio company’s board of directors, the Company will be deemed to have control over the portfolio company.

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

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  There were no uncollectible accounts at March 31, 2007.  Conditional interest or a success fee is recorded upon full repayment of a loan investment. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash.  To date, the Company has not accrued any dividend income.

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

Investment Advisory and Management Agreement with Gladstone Management Corporation

Pursuant to the Company’s investment advisory and management agreement with the Adviser, the Company pays the Adviser a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

Prior to January 1, 2007, the base management fee was assessed at an annual rate of 2.0% computed on the basis of the average value of the Company’s gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of the Company’s initial public offering that are not invested in debt and equity securities of portfolio companies and was computed and payable quarterly.  Beginning in periods subsequent to December 31, 2006, the base management fee was assessed at an annual rate of 2.0% computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, July 11, 2006 and October 10, 2006, the Company’s Board of Directors accepted voluntary waivers from the Company’s Adviser that allowed the former  calculation of the base management fee to be effective through June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

On January 9, 2007, the Company’s Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations for the three months ended March 31, 2007.

When the Company’s Adviser receives fees from the Company’s portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50%  of certain of these fees will be credited against the base management fee that the Company would otherwise be required to pay to the Company’s Adviser.

In addition, the Company’s Adviser services the loans held by Business Investment, in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment.  Since the Company owns these loans, all loan servicing fees paid to the Company’s Adviser are treated as reductions against the 2.0% base management fee.  Overall, the base management fee due to the Company’s Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of the Company’s net assets.  The Adviser will receive a capital gains incentive fee of 20% of the Company’s realized capital gains (net of realized capital losses and unrealized capital depreciation).

Administration Agreement with Gladstone Administration, LLC

The Company has entered into an administration agreement with Gladstone Administration, LLC (the Administrator” or “Gladstone Administration”), a wholly owned subsidiary of the Adviser, which is controlled by the Company’s chairman and chief executive officer. Pursuant to the administration agreement, the Administrator furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities and performs, or oversees the performance of the Company’s required administrative services. Such required administrative services include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the Securities and Exchange Commission.

The administration agreement requires the Company to reimburse the Administrator for the performance of its obligations under the administration agreement. The reimbursement is based upon the allocable portion of the Administrator’s overhead, including, but not limited to, rent and the allocable portion of salaries and benefits of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staff.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year ended March 31, 2009.  The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective April 1, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will be required to adopt SFAS No. 155 on April 1, 2007. The Company does not expect the pronouncement to have a material impact on its financial statements since all investments are valued on a fair value basis

Note 3. Investments

Non-Control/Non-Affiliate Investments

At March 31, 2007 and 2006 the Company held investments in Non-Control/Non-Affiliates of approximately $138.6 million and $97.4 million, at cost, respectively.  These investments all represent syndicated loan participations of senior notes of both public and private companies representing approximately 62% and 42% of the Company’s net assets at March 31, 2007 and 2006, respectively.

Control and Affiliate Investments

At March 31, 2007, the Company had investments of approximately $107.5 million, at cost,  in revolving credit facilities, senior debt and subordinated debt of six portfolio companies.  In addition, at March 31, 2007, the Company had invested approximately $28.6 million in preferred and common equity of those companies.

On March 21, 2007, the Company invested approximately $36.0 million in A. Stucki Holding Corp. (“Stucki”) and its subsidiaries.  The investment consists of approximately $4.5 million in preferred and common stock of Stucki and approximately $31.5 million of senior and subordinated notes from Stucki and its subsidiaries.  The Company currently holds no voting securities of Stucki, however, it does hold 2 of 4 seats on  Stucki’s board of directors.  Stucki, based in Pittsburgh, PA, is a designer, manufacturer and re-conditioner of products used in the construction and repair of railroad freight cars.

On December 28, 2006, the Company invested approximately $22.6 million in Acme Cryogenics, Inc. (“Acme”) and its subsidiaries. The investment is comprised of approximately $8.1 million in preferred and common stock of Acme and $14.5 million of subordinated notes from Acme.  The Company currently holds 2 out of 4 seats on Acme’s board of directors.  In addition, the Company’s preferred stock investment in Acme represents an 86% limited voting interest over Acme’s capital-raising activities.  Acme, based in Allentown, PA, was founded in 1969 and manufactures manifolds used in regulating the flow of industrial gasses at extremely low temperatures (cryogenic), manufactures vacuum insulated pipe used in the transmission of gasses that have been liquefied, repairs cryogenic storage tanks, and repairs and manufactures tank trailers used in transporting liquid nitrogen, oxygen, helium, etc.

On December 7, 2006, the Company invested approximately $18.4 million in Noble Logistics, Inc. (“Noble”). The investment is comprised of approximately $3.3 million in preferred and common stock of NLS, $14.0 million of senior notes of Noble and its subsidiaries and $0.5 million of short-term notes of such parties.  The amount funded includes a $0.6 million draw on a revolving credit facility with a total borrowing capacity of $2.0 million.  During December 2006 and January 2007, Noble borrowed the remaining $1.4 million available on its revolving credit facility, which was fully drawn at March 31, 2007.  The Company’s investment in the equity of represents 12% of the outstanding voting securities of the portfolio company.  Noble, based in Houston, Texas, provides time sensitive local and regional delivery services to wholesalers of aftermarket automotive repair components and pharmaceutical distributors.

On March 27, 2006, the Company invested approximately $3.3 million in Quench Holdings Corporation (“Quench Holdings”) to purchase  $3.0 million of preferred units in Quench USA, LLC (“Quench”) and $0.3 million of warrants to purchase 6,041,538 common units of Quench.  Quench Holdings is wholly-owned by the Company.  Quench installs and services water coolers in commercial settings using machines that filter and purify water dispensed from a facility’s existing water supply.  In addition, the Company made a $4.0 million senior term loan and an $8.0 million subordinated loan to Quench, both maturing on March 27, 2011.  The Company further entered into a $2.0 million revolving promissory note agreement with Quench,of which $0.1 million remains undrawn as of March 31, 2007.

On March 17, 2006, the Company invested approximately $7.1 million in Chase II Holding Corporation (“Chase Holding”) to purchase $7.0 million of preferred stock and $0.1 million of common stock of Chase Industries, Inc. (“Chase”).  As a result of these equity holdings, the Company currently has 2 out of 4 seats on Chase’ Board of Directors.  Chase Industries is a leading designer, manufacturer and marketer of impact traffic doors and sliding door systems in North America, serving over 4,000 retail, commercial and industrial customers in the United States, Canada Mexico and selected international markets.  The Company also made two senior term loans to Chase Industries in the amounts of $12.9 million and $8.0 million, both maturing on March 17, 2011.  In addition, the Company made a $6.2  million subordinated loan to Chase Industries maturing March 17, 2013, and also issued a revolving promissory note to Chase with a total borrowing capacity of $0.5 million that expires on March 17, 2008.  However, in March 2007, Chase amended its revolving promissory note from the Company by increasing the total borrowing capacity to $3.5 million and subsequently reducing its $12.9 million senior term loan to $11 million.  The $1.9 million reduction in the senior term loan was applied to the amended revolving promissory note, leaving $1.6 million available for borrowings at March 31, 2007.

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

Investment Concentrations

Approximately 76% of the aggregate  value of the Company’s investment portfolio at March 31, 2007 consisted of senior debt, approximately 9% was senior subordinated debt, approximately 5% was subordinated debt and approximately 10% was preferred and common equity securities.  At March 31, 2007, the Company had approximately $275 million invested in 47 portfolio companies.  The following table outlines the Company’s investments by type at March 31, 2007 and 2006:

	March 31, 2007		March 31, 2006
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$207,367,741	$206,981,112	$122,323,004	$122,485,972
Senior Subordinated Term Debt	24,485,760	24,467,635	4,000,000	3,950,000
Subordinated Term Debt	14,167,810	14,167,810	14,167,810	14,167,810
Preferred & Common Equity Securities	28,598,802	25,331,046	12,778,508	12,778,508
Total Investments	$274,620,113	$270,947,603	$153,269,322	$153,382,290

Investments at fair value consisted of the following industry classifications at March 31, 2007 and 2006:

	March 31, 2007			March 31, 2006
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Automobile	$8,504,666	3.1%	3.8%	$6,450,000	4.2%	2.8%
Beverage, Food & Tobacco	3,413,874	1.3%	1.5%	5,074,713	3.3%	2.2%
Buildings & Real Estate	3,003,750	1.1%	1.3%	—	—	—
Cargo Transport	21,844,463	8.1%	9.8%	5,513,337	3.6%	2.4%
Chemicals, Plastics & Rubber	22,535,527	8.3%	10.1%	—	—	—
Containers, Packaging and Glass	999,975	0.4%	0.4%	10,061,087	6.6%	4.4%
Diversified/Conglomerate Manufacturing	32,563,400	12.0%	14.6%	42,055,734	27.4%	18.3%
Diversified/Conglomerate Service	27,374,081	10.1%	12.3%	12,917,129	8.4%	5.6%
Electronics	6,758,294	2.5%	3.0%	10,049,063	6.6%	4.4%
Healthcare, Education and Childcare	31,296,111	11.6%	14.0%	12,417,214	8.1%	5.4%
Home & Office Furnishings	17,105,808	6.3%	7.7%	15,256,318	9.9%	6.6%
Machinery	41,480,716	15.3%	18.6%	—	—	—
Oil & Gas	3,851,943	1.4%	1.7%	2,999,981	2.0%	1.3%
Personal, Non-durable Consumer Products	1,492,472	0.6%	0.7%	—	—	—
Personal Transportation	—	—	—	876,560	0.6%	0.4%
Personal, Food, & Miscellaneous Services	16,905,483	6.2%	7.6%	9,984,478	6.5%	4.3%
Printing, Publishing, Broadcasting	18,590,084	6.9%	8.3%	10,774,827	7.0%	4.7%
Retail Stores	1,407,018	0.5%	0.6%	—	—	—
Telecommunications	9,246,854	3.4%	4.1%	5,829,062	3.8%	2.5%
Textiles & Leather	2,573,084	0.9%	1.2%	3,122,787	2.0%	1.4%
Total Investments	$270,947,603	100%		$153,382,290	100%

The investments at fair value consisted of the following geographic regions at March 31, 2007 and 2006:

	March 31, 2007			March 31, 2006
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Mid-Atlantic	$94,257,169	34.8%	42.3%	$55,442,199	36.1%	24.1%
Midwest	88,508,725	32.7%	39.7%	51,107,864	33.3%	22.2%
Northeast	14,879,654	5.5%	6.7%	4,359,125	2.8%	1.9%
Southeast	36,357,555	13.4%	16.3%	30,966,852	20.2%	13.5%
West	36,944,500	13.6%	16.6%	11,506,250	7.5%	5.0%
Total Investments	$270,947,603	100.0%		$153,382,290	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies.  A portfolio company may have a number of other locations in other geographic regions.

Investment Principal Amortization

The following table summarizes the contractual principal amortization and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended March 31,	Amount
2008	$8,311,428
2009	10,047,620
2010	11,698,781
2011	52,080,567
2012	34,029,743
Thereafter	129,212,533
Total contractual repayments	$245,380,672

Investments in equity securities	28,598,801
Unamortized premiums on debt securities	640,639
Total	$274,620,112

Note 4. Line of Credit

Through the Company’s wholly-owned subsidiary, Business Investment, the Company has obtained a $200 million revolving credit facility (the “Credit Facility”).  On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein.  Simultaneously, Business Investment executed a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. On March 29, 2007, the Company increased its capacity under the Credit Facility from $100 million to $200 million, such that an additional $50 million would be available for borrowing for the succeeding 90 day period after the initial amendment of the Credit Facility, and the remaining $50 million would be available thereafter.  Availability under the Credit Facility will terminate on October 18, 2007, unless extended in the discretion of the lenders, at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal will be payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity.  The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable.  Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically.  Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of March 31, 2007, Business Investment was in compliance with all of the facility covenants.  As of March 31, 2007 there was $100 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 5.3% and the remaining borrowing capacity under the Credit Facility was $50 million.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank is also the trustee of the account and once a month remits the collected funds to the Company. At March 31, 2007, the amount due from the custodian was $12,694,985.

The Adviser services the loans pledged under the Credit Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of March 31, 2007, the Company was in compliance with the covenants under the performance guaranty.

Note 5. Commitments and Contingencies

At March 31, 2007, the Company was a party to a signed and non-binding term sheet for an allocation of a syndicate loan participation for approximately $7.0  million and one buyout investment approximating $10.8 million.

All prospective investments are subject to, among other things, the satisfactory completion of the Company’s due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective loan, the Company will only agree to provide the loan if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the loan are acceptable and all necessary consents are received.   Both the syndicate loan participation and the buyout investment were funded subsequent to March 31, 2007.

Note 6. Common Stock Transactions

	Common Stock
	Shares	Amount

Beginning balance, March 31, 2005	100	$—

Issuance of common shares in public offering	16,560,000	16,560

Ending balance, March 31, 2006	16,560,100	$16,560

Ending balance, March 31, 2007	16,560,100	$16,560

No shares of common stock were issued during the year ended March 31, 2007.

Note 7. Net Increase in Net Assets Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006:

		For the period
		June 22, 2005
		(Commencement of
	Year Ended	Operations) to
	March 31, 2007	March 31, 2006

Numerator for basic and diluted net increase in
net assets resulting from operations per share	$7,268,404	$6,054,297

Denominator for basic and diluted shares	16,560,100	16,391,589

Basic and diluted net increase in net assets
per share resulting from operations	$0.44	$0.37

Note 8. Related Party Transactions

Investment Advisory and Management Agreement

The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is assessed at an annual rate of 2.0% computed on the basis of the average value of the Company’s gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalents from the proceeds of the Company’s initial public offering that are not invested in debt and equity securities of portfolio companies.  Through December 31, 2006, the base management fee was computed and payable quarterly.  Beginning on January 1, 2007, the base management fee was computed and payable quarterly and was be assessed at an annual rate of 2.0% computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, July 11, 2006 and October 10, 2006, the Company’s Board of Directors accepted voluntary waivers from the Adviser that allowed the current calculation of the base management fee to be effective through June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

On January 9, 2007, the Company’s Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations for the three months ended March 31, 2007.

When the Adviser receives fees from portfolio companies, as discussed in Note 2 under “Services Provided to Portfolio Companies,” 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

For the year ended March 31, 2007, the Company incurred a base management fee to the Adviser of $2,413,116.  For the period June 22, 2005 (Commencement of operations) to March 31, 2006, the Company incurred a base management fee to the Adviser of $915,360.  For the year ended March 31, 2007 and for the period June 22, 2005 (Commencement of operations) to March 31, 2006, the Company recognized aggregate credits against the base management fee of $877,583 and 554,589, respectively, resulting from investment banking fees paid to the Adviser during the respective periods.  As of March 31, 2007 and 2006, $303,679 and $234,551, respectively, was unpaid and included in fees due from Adviser in the accompanying consolidated statements of assets and liabilities.  At March 31, 2007, the base management fee credit due from the Adviser of $303,679 is offset by loan servicing fees due to the Adviser of $283,296 as discussed below.

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

For the year ended March 31, 2007, the Company recorded loan servicing fees to the Adviser of $1,568,854, of which $283,296 was unpaid at March 31, 2007 and are included as a credit in fees due from Adviser in the accompanying consolidated statements of assets and liabilities, offsetting the base management fee credit due to the Company from the Adviser.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The Company will pay the Adviser an income incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•             no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

•             100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•             20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio.

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the three months or year ended March 31, 2007 or the period June 22, 2005 (commencement of operations) to March 31, 2006.  No capital gains incentive fee was recorded for the year ended March 31, 2007 or the period June 22, 2005 (commencement of operations) as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses for each period.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (“Gladstone Administration” or the “Administrator”), a wholly-owned subsidiary of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including but not limited to, rent for employees of the Administrator, and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.   The Company recorded fees to the Administrator on the consolidated statements of operations of $526,595 and $288,471 for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of operations) to March 31, 2006, respectively. As of March 31, 2007 and 2006, $162,244 and 110,002, respectively, was unpaid and included in the administration fee payable to Administrator in the accompanying consolidated statements of assets and liabilities.

License Agreement

The Company has entered into a license agreement with the Adviser, pursuant to which the Adviser has granted the Company a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. This license agreement requires the Company to pay the Adviser a royalty fee of $1 per quarter and is recorded in general and administrative expenses on the statement of operations. The amount of the fee is negotiable on an annual basis by the Company’s compensation committee and approved by a majority of the Company’s independent directors.

Sale of Investments to Affiliate

During March 2007, the Company purchased from its affiliate, Gladstone Capital Corporation (“Gladstone Capital”), certain of its investments in syndicated loan participations for approximately $12.5 million.  An independent broker was engaged to execute these transactions between the Company and Gladstone Capital. The independent broker accepted the quotes from the respective agent bank for each syndicated loan and then executed these transactions between the Company and Gladstone Investment.

Loan Payable to Affiliate

On June 30, 2005, the Company repaid a $50,000 loan payable to its chairman and chief executive officer. The demand recourse promissory note accrued interest at the rate of 3% per annum and was repaid with accrued interest of $378 using a portion of the net proceeds from the Offering.

Note 9. Dividends

The following table illustrates the monthly dividends per share the fiscal years 2007 and 2006:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2007	March 22, 2007	March 30, 2007	$0.075
January 10, 2007	February 20, 2007	February 28, 2007	$0.075
January 10, 2007	January 23, 2007	January 31, 2007	$0.075
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07
		Total Fiscal 2007	$0.855

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2006	March 17, 2006	March 31, 2006	$0.07
January 10, 2006	February 16, 2006	February 28, 2006	$0.07
January 10, 2006	January 23, 2006	January 31, 2006	$0.07
October 7, 2005	December 21, 2005	December 31, 2005	$0.04
October 7, 2005	November 21, 2005	November 30, 2005	$0.04
October 7, 2005	October 21, 2005	October 30, 2005	$0.04
July 7, 2005	September 22, 2005	September 30, 2005	$0.02
July 7, 2005	August 23, 2005	August 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02
		Total Fiscal 2006	$0.39

Aggregate dividends declared and paid for the 2007 fiscal year were approximately $14.2 million which were declared based on an estimate of net investment income for the year.  Dividends declared for the 2007 fiscal year exceeded net investment income by approximately $3.0 million. A portion of the dividends declared during fiscal 2007 were treated as a return of capital to the Company’s stockholders.

Aggregate dividends declared and paid for the 2006 fiscal year were approximately $6.5 million which were declared based on an estimate of net investment income for the year.  Dividends declared for the 2006 fiscal year exceeded net investment income by approximately $0.5 million. A portion of the dividends declared during fiscal 2006 were treated as a return of capital to the Company’s stockholders.

Note 10. Fee Income

As a result of fees received by the Adviser for its services to portfolio companies on the Company’s behalf as discussed in Note 2, the Company recognized reductions of $0.9 million and $0.5 million in its base management fee payable to the Adviser under the investment advisory agreement between the Company and the Adviser for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006, respectively.  In addition, the Company recognized $0.2 million in financing fees for the for period June 22, 2005 (Commencement of Operations) to March 31, 2006.

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

Note 12. Subsequent Events

Investments

In April and May 2007, the Company purchased additional syndicated loan participations of 8 new and 9 existing portfolio companies of approximately $48.6 million.  Of these purchases of existing portfolio companies, approximately $19.0 million were purchased from Gladstone Capital via an independent broker.  The Company also received the full repayment on 3 of its syndicated loan participations for approximately $13.6 million. In addition, the Company sold two of its syndicated loan participations totaling approximately $3.4 million realizing a net loss of approximately $30,000 on the transactions.

In May 2007, the Company invested approximately $7.2 million in one buyout investment.

Chase II Holdings Corp.

In April and May 2007, Chase II Holdings Corp., a subsidiary of Chase II Acquisition Corp. (“Chase”) borrowed $480,000, net of repayments, under their revolving credit facility with the Company.  At May 25, 2007, $0.9 million was undrawn under the facility.

Quench USA, LLC.

In April 2007, Quench USA, LLC, a subsidiary of Quench Holdings Corp. (“Quench”) amended its senior term note from the Company to increase the total borrowings under the note from $4.0 million to $5.0 million using amounts already outstanding under its revolving credit facility with the Company.  Further, Quench amended its revolving credit facility with the Company to decrease the total borrowing capacity under the facility to $1.5 million.  At May 30, 2007, $0.5 million was undrawn under the facility.

Dividends

On April 11, 2007, the Company’s Board of Directors declared the following monthly dividends which it believes will be paid from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
April 11, 2007	June 21, 2007	June 29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075

Note 13. Selected Quarterly Data (Unaudited)

	Year Ended March 31, 2007
	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006	Quarter Ended March 31, 2007

Total Investment Income	$3,863,438	$4,213,928	$4,299,368	$4,884,902
Net Investment Income	2,581,164	2,883,886	2,898,068	2,784,614
Net Increase in Net Assets Resulting From Operations	1,277,048	2,848,044	2,684,543	458,769

Net Increase in Net Assets Resulting From Operations per Weighted Average Common Share (Basic & Diluted)	$0.08	$0.17	$0.16	$0.03

	Period June 22, 2005 (Commencement of operations) to March 31, 2006
	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005	Quarter Ended March 31, 2006

Total Investment Income	$48,198	$1,806,590	$2,321,688	$3,194,380
Net Investment Income	19,800	1,412,906	1,752,570	2,698,622
Net Increase in Net Assets Resulting From Operations	19,800	1,476,732	1,614,747	2,943,018

Net Increase in Net Assets Resulting From Operations per Weighted Average Common Share (Basic & Diluted)	$—	$0.09	$0.10	$0.18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

a)  Disclosure Controls and Procedures

As of March 31, 2007 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.  However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c) Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Executive Compensation” and Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.             DOCUMENTS FILED AS PART OF THIS REPORT

1.                                       The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Assets and Liabilities as of March 31, 2007 and March 31, 2006
Consolidated Schedule of Investments as of March 31, 2007 and March 31, 2006
Consolidated Statements of Operations for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of operations) to March 31, 2006
Consolidated Statements of Changes in Net Assets for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of operations) to March 31, 2006
Consolidated Statements of Cash Flows for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of operations) to March 31, 2006
Financial Highlights for the year ended March 31, 2007 and the period June 22, 2005 (Commencement of operations) to March 31, 2006
Notes to Consolidated Financial Statements

2.                                       Financial statement schedules

The following financial statement schedule is filed herewith:

•                  Schedule 12-14 Investments in and Advances to Affiliates

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

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.d on Form N-2/A (File No. 333-123699), filed June 21, 2005.
4.2	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
10.1*

Investment Advisory and Management Agreement between the Company and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed June 14, 2006.

10.2*	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed June 14, 2006.
10.3*

Trademark License Agreement between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit k.3 to the Registration Statement on Form N-2 (File No. 333-123699), filed on March 31, 2005.

10.4

Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.5

Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.6

Credit Agreement by and among Gladstone Business Investment LLC, Deutsche Bank AG and certain other parties, dated as of October 19, 2006, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 23, 2006.

10.7

Amendment No. 1 to the Credit Agreement by and among Gladstone Business Investment, LLC and Deutsche Bank AG, dated as of March 29, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2007.

10.8*

Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00704), filed July 12, 2006.

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

GLADSTONE INVESTMENT CORPORATION

Date: May 31, 2007	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: May 31, 2007	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 31, 2007	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman, Chief Operating Officer and Director

Date: May 31, 2007	By:	/s/ HARRY BRILL
Harry Brill
Chief Financial Officer (principal financial and accounting officer)

Date: May 31, 2007	By:	/s/ GEORGE STELLJES III
George Stelljes III
President, Chief Investment Officer and Director

Date: May 31, 2007	By:	/s/ DAVID A.R. DULLUM
David A.R. Dullum
Director

Date: May 31, 2007	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 31, 2007	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 31, 2007	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 31, 2007	By:
Maurice Coulon
Director

Date: May 31, 2007	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: May 31, 2007	By:
Gerard Mead
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer (1)	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at March 31, 2007	Interest Earned for the year Ended March 31, 2007	Equity in Net Profit (Loss) for the year ended March 31, 2007 (3)	Value at March 31, 2007

CONTROL INVESTMENTS

A. Stucki Holding Corporation	Senior Term Debt	$15,000,000			$15,000,000
	Senior Term Debt	11,000,000			11,000,000
	Subordinated Term Debt	5,485,760			5,485,760
	Redeemable Preferred Stock (2)	43,867			4,386,686
	Common Stock (2)	129,956			129,956
			$107,368	$—	36,002,402

Acme Cryogenics, Inc.	Senior Subordinated Term Debt	14,500,000			14,481,875
	Redeemable Preferred Stock (2)	898,814			6,983,785
	Common Stock (2)	418,072			1,045,181
	Common Stock Warrants (2)	452,673			24,686
			430,771	—	22,535,527

Chase II Holdings Corporation	Revolving Credit Facility	1,900,000			1,900,000
	Senior Term Debt	11,000,000			11,000,000
	Senior Term Debt	8,000,000			8,000,000
	Subordinated Term Debt	6,167,810			6,167,810
	Redeemable Preferred Stock (2)	69,608			3,120,070
	Common Stock (2)	61,384			—
			3,062,830	—	30,187,880

Hailey Transport Corporation	Senior Subordinated Term Debt	4,000,000			4,000,000
	Common Stock (2)	1,000			3,184,874
			480,000	—	7,184,874

Quench Holdings Corporation	Revolving Credit Facility	1,900,000			1,900,000
	Senior Term Debt	4,000,000			4,000,000
	Subordinated Term Debt	8,000,000			8,000,000
	Common Stock (2)	1,000			3,205,808
			1,405,091	—	17,105,808

Total Control Investments			$5,486,060	$—	$113,016,491

AFFILIATE INVESTMENTS

Noble Logistics, Inc.	Revolving Credit Facility	$2,000,000			$1,995,000
	Senior Term Debt	7,000,000			7,008,750
	Senior Term Debt	7,000,000			7,008,750
	Senior Subordinated Term Debt	500,000			500,000
	Redeemable Preferred Stock (2)	1,000,000			1,750,000
	Common Stock (2)	1,500,000			1,500,000
			$535,629	—	19,762,500
Total Affiliate Investments			$535,629	$—	$19,762,500

(1)             Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)             Security is non-income producing.

(3)             In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in the net profit (loss) was recorded as of March 31, 2007.

SCHEDULE 12-14

(continued)

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (continued)

Name of Issuer (1)	Title of Issue or Nature of Indebtedness	Value of Each Item as of March 31, 2006	Gross Additions	Gross Reductions	Value of Each Item as of March 31, 2007

CONTROL INVESTMENTS

A. Stucki Holding Corporation	Senior Term Debt	$—	$15,000,000	—	$15,000,000
	Senior Term Debt	—	11,000,000	—	11,000,000
	Subordinated Term Debt	—	5,485,760	—	5,485,760
	Redeemable Preferred Stock (2)	—	4,386,686	—	4,386,686
	Common Stock (2)	—	129,956	—	129,956
		—	36,002,402	—	36,002,402

Acme Cryogenics, Inc.	Senior Subordinated Term Debt	—	14,481,875	—	14,481,875
	Redeemable Preferred Stock (2)	—	6,983,785	—	6,983,785
	Common Stock (2)	—	1,045,181	—	1,045,181
	Common Stock Warrants (2)	—	24,686	—	24,686
		—	22,553,652	—	22,535,527

Chase II Holdings Corporation	Revolving Credit Facility	—	1,900,000	—	1,900,000
	Senior Term Debt	12,900,000	—	(1,900,000)	11,000,000
	Senior Term Debt	8,000,000	—	—	8,000,000
	Subordinated Term Debt	6,167,810	—	—	6,167,810
	Redeemable Preferred Stock (2)	6,960,806	—	(3,840,736)	3,120,070
	Common Stock (2)	61,384	—	(61,384)	—
		34,090,000	1,900,000	(5,802,120)	30,187,880

Hailey Transport Corporation	Senior Subordinated Term Debt	3,950,000	50,000	—	4,000,000
	Common Stock (2)	2,500,000	684,874	—	3,184,874
		6,450,000	734,874	—	7,184,874

Quench Holdings Corporation	Revolving Credit Facility	—	2,000,000	(100,000)	1,900,000
	Senior Term Debt	3,256,318	—	(50,510)	3,205,808
	Subordinated Term Debt	4,000,000	—	—	4,000,000
	Common Stock (2)	8,000,000	—	—	8,000,000
		15,256,318	2,000,000	(150,510)	17,105,808

Total Control Investments		$55,796,318	$63,172,803	$(5,952,630)	$113,016,491

AFFILIATE INVESTMENTS

Noble Logistics, Inc.	Revolving Credit Facility	$—	$2,000,000	$(5,000)	$1,995,000
	Senior Term Debt	—	7,008,750	—	7,008,750
	Senior Term Debt	—	7,008,750	—	7,008,750
	Senior Subordinated Term Debt	—	500,000	—	500,000
	Redeemable Preferred Stock (2)	—	1,750,000	—	1,750,000
	Common Stock (2)	—	1,500,000	—	1,500,000
		—	19,767,500	(5,000)	19,762,500

Total Affiliate Investments		$—	$19,767,500	$(5,000)	$19,762,500

(1)             Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)             Security is non-income producing.