Form 10-Q
period 2007-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2007-08-01
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of July 30, 2007 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(UNAUDITED)

	June 30,	March 31,
	2007	2007

ASSETS
Non-Control/Non-Affiliate investments (Cost 6/30/07:$186,296,045; 3/31/07:$138,567,741)	$185,368,271	$138,168,612
Control investments (Cost 6/30/07: $116,322,372; 3/31/07: $116,302,372)	118,310,360	113,016,491
Affiliate investments (Cost 6/30/07: $17,250,000; 3/31/07: $19,750,000)	17,947,445	19,762,500
Total investments at fair value (Cost 6/30/07: $319,868,417; 3/31/07: $274,620,113)	321,626,076	270,947,603
Cash and cash equivalents	34,596,442	37,788,941
Interest receivable	1,839,196	1,306,090
Prepaid insurance	24,553	83,819
Deferred finance costs	423,120	627,960
Due from Custodian	4,391,158	12,694,985
Due from Adviser	—	20,383
Other assets	179,030	120,434
TOTAL ASSETS	$363,079,575	$323,590,215

LIABILITIES
Due to Administrator	$207,814	$162,244
Due to Adviser	286,561	—
Borrowings under line of credit	134,400,000	100,000,000
Accrued expenses	752,602	523,698
Other liabilities	98,406	85,764
Total Liabilities	135,745,383	100,771,706
NET ASSETS	$227,334,192	$222,818,509

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 shares issued and outstanding	$16,560	$16,560
Capital in excess of par value	230,067,811	230,096,572
Net unrealized appreciation (depreciation) of investment portfolio	1,757,659	(3,672,510)
Distributions in excess of net investment income	(4,507,838)	(3,622,113)
Total Net Assets	$227,334,192	$222,818,509
Net assets per share	$13.73	$13.46

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2007

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Syndicated Loans:

ACS Media, LLC	Service - directory advertising	Senior Term Debt (7.9%, Due 11/2013) (3)	$4,818,185	$4,795,192

Activant	Service - enterprise software and services	Senior Term Debt (7.4%, Due 5/2013) (3)	3,744,596	3,709,627

American Safety Razor Company Inc.	Manufacturing - razors and blades	Senior Term Debt (7.9%, Due 7/2013) (3)	1,487,309	1,486,856

Aspect Software, Inc.	Service - call center software	Senior Term Debt (8.4%, Due 7/2011) (3)	2,980,932	2,992,388

Brock Holdings II, Inc.	Service - industrial specialty maintenance	Senior Term Debt (7.4%, Due 8/2013) (3) (5)	2,994,702	2,992,500

Compsych Investments Corp.	Service - independent employee assistance programs	Senior Term Debt (8.1%, Due 2/2012) (3) (5)	3,624,445	3,628,050

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (7.6%, Due 2/2012) (3)	9,955,202	9,950,818

Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (8.6%, Due 1/2012) (3) (5)	3,947,139	3,950,000

CST Industries Acquisition, Inc.	Manufacturing - metal storage units	Senior Term Debt (8.1%, Due 8/2013) (3)	994,369	997,463

Dealer Computer Services, Inc.	Manufacturing & ervice - systems for automotive retailers	Senior Term Debt (7.4%, Due 9/2013) (3)	1,954,865	1,953,286

Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (7.9%, Due 11/2013) (5)	4,967,404	4,851,000

Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (7.6%, Due 11/2013)	10,473,750	10,486,842

HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (7.6%, Due 11/2013)	3,990,000	3,990,000

Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (8.4%, Due 12/2013) (3)	6,065,392	6,063,684

Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (7.3%, Due 4/2014) (3)	2,000,000	1,985,000

J. Crew Operating Corp.	Retail - apparel	Senior Term Debt (7.1%, Due 5/2013) (3)	1,230,450	1,228,070

KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (7.6%, Due 5/2014) (3)	1,000,000	985,000

Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (7.6%, Due 6/14) (3)	2,000,000	1,992,500

Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (7.8%, Due 5/2012) (3) (5)	2,947,745	2,941,844

Local TV Finance, LLC	Service - television station operator	Senior Term Debt (7.4%, Due 5/2013) (3)	1,000,000	996,250

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (10.4%, Due 11/2010) (3) (5)	6,422,593	6,362,484

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.8%, Due 10/2013) (3) (5)	3,484,788	3,478,147

MediMedia USA, LLC	Service - healthcare and pharmeceutical marketing	Senior Term Debt (7.6%, Due 10/2013) (3)	2,248,019	2,241,499

Mitchell International, Inc.	Service - automobile insurance claims processing	Senior Term Debt (7.4%, Due 3/2014) (3) (5)	1,000,250	997,500

National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (7.2%, Due 6/2013) (3)	1,986,979	1,990,790

Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (7.9%, Due 3/2014) (3)	10,000,000	9,950,000

NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013) (3)	3,016,872	2,995,367

Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (7.5%, Due 1/2014) (3)	2,511,814	2,484,836

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (8.6%, Due 8/2012) (3)	7,718,949	7,678,040

Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (8.1%, Due 4/2014) (3)	4,001,318	4,000,000

PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (7.6%, Due 4/2014) (3)	7,000,000	6,991,250

QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (7.6%, Due 11/2012) (3)	2,001,820	2,000,000

Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (8.1%, Due 9/2013) (3)	1,984,482	1,999,888

Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (7.9%, Due 11/2013) (3)	2,503,516	2,487,500

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (9.1%, Due 12/2011) (3)	4,553,126	4,278,958

SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (7.9%, Due 4/2014) (3)	3,001,528	2,970,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.9%, Due 12/2011) (3)	1,607,478	1,600,627

Stolle Machinery Company	Manufacturing - can-making equipment and parts	Senior Term Debt (7.9%, Due 9/2012) (3)	498,760	501,231

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued)

Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (7.9%, Due 5/2011) (3) (5)	$3,245,858	$3,212,324

Synagro Technologies, Inc.	Service - waste treatment and recycling	Senior Term Debt (7.4%, Due 3/2014) (3)	502,349	500,000

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (8.6%, Due 12/2011) (3) (5)	4,940,191	4,875,750

US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (8.1%, Due 9/2012) (3)	10,892,705	10,828,384

United Surgical Partners International, Inc.	Service - outpatient surgical provider	Senior Term Debt (7.4%, Due 4/2014) (3)	1,326,290	1,319,659

Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (7.6%, Due 2/2013) (3)	2,936,555	2,947,567

WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (7.9%, Due 6/2014) (3) (5)	1,925,274	1,920,000

West Corporation	Service - business process outsourcing	Senior Term Debt (7.8%, Due 10/2013) (3)	11,458,046	11,430,100

Subtotal - Syndicated Loans			$174,946,045	$174,018,271

Non-syndicated loans

B-Dry, LLC	Service - basement waterproofer	Senior Term Debt (10.2%, Due 11/2007) (6)	250,000	250,000
		Senior Term Debt (10.2%, Due 5/2014) (6)	10,800,000	10,800,000
		Common Stock Warrants (4) (6)	300,000	300,000
			11,350,000	11,350,000

Total Non-Control/Non-Affiliate Investments			$186,296,045	$185,368,271

CONTROL INVESTMENTS

A. Stucki Company	Manufacturing - railroad cars and accessories	Senior Term Debt (9.8% Due 3/2012)	$15,000,000	$15,000,000
		Senior Term Debt (12.1% Due 3/2012)	11,000,000	11,000,000
		Senior Subordinated Term Debt (13% Due 3/2014)	5,485,760	5,485,760
		Preferred Stock (4)	4,386,686	4,483,794
		Common Stock (4)	129,956	3,989,352
			36,002,402	39,958,906

Acme Cryogenics Corporation	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013)	14,500,000	14,500,000
		Redeemable Preferred Stock	6,983,785	7,254,898
		Common Stock	1,045,181	3,821,983
		Common Stock Warrants (4)	24,686	141,420
			22,553,652	25,718,301

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility (9.8% Due 3/2008) (7)	2,380,000	2,380,000
		Senior Term Debt (9.8%, Due 3/2011)	10,725,000	10,725,000
		Senior Term Debt (12.0% Due 3/2011)	7,960,000	7,960,000
		Subordinated Term Debt (13% Due 3/2013)	6,167,810	6,167,810
		Redeemable Preferred Stock (4)	6,960,806	4,245,986
		Common Stock Warrants (4)	61,384	—
			34,255,000	31,478,796

Hailey Transport Corporation	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012)	4,000,000	4,000,000
		Preferred Stock (4)	2,500,000	133,154
			6,500,000	4,133,154

Quench Holdings Corp.	Service - sales, installation and service	Revolving Credit Facility (9.3%, Due 3/2009) (8)	1,050,000	1,050,000
	of water coolers	Senior Term Debt (9.3%, Due 3/2011)	4,750,000	4,750,000
		Subordinated Term Debt (11.5%, Due 3/2011)	7,955,000	7,955,000
		Common Stock (4)	3,256,318	3,266,203
			17,011,318	17,021,203

Total Control Investments			$116,322,372	$118,310,360

AFFILIATE INVESTMENTS

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility (9.3%, Due 12/2009) (9)	$—	$—
		Senior Term Debt (9.3%, Due 12/2011)	7,000,000	7,000,000
		Senior Term Debt (11.3% Due 3/2011)	7,000,000	7,000,000
		Preferred Stock (4)	1,750,000	1,897,431
		Common Stock (4)	1,500,000	2,050,014
			17,250,000	17,947,445

Total Affiliate Investments			$17,250,000	$17,947,445

Total Investments			$319,868,417	$321,626,076

(1)                Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)                Percentage represents the weighted average interest rates in effect at June 30, 2007 and due date represents the contractual maturity date.

(3)                Marketable securities are valued based on the indicative bid price, as of June 30, 2007, from the respective originating syndication agent’s trading desk.

(4)                Security is non-income producing.

(5)                Valued using Standard & Poor’s Securities Evaluations, Inc. opinions of value at June 30, 2007.

(6)                Fair value is equal to cost due to recent acquisition.

(7)                Total available under the revolving credit facility is $3,500,000, of which $1,120,000 remains undrawn at June 30, 2007.

(8)                Total available under the revolving credit facility is $1,500,000, of which $450,000 remains undrawn at June 30, 2007.

(9)                Total available under the revolving credit facility is $2,000,000.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007
(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

ACS Media, LLC	Service - directory advertising	Senior Term Debt (7.9%, Due 11/2013) (3)	$4,857,421	$4,857,822

Activant	Service - enterprise software and services	Senior Term Debt (7.4%, Due 5/2013) (3)	3,745,496	3,714,281

American Safety Razor Company Inc.	Manufacturing - razors and blades	Senior Term Debt (7.9%, Due 7/2013) (3)	1,491,154	1,492,472

Aramark Corp.	Service - vending services	Senior Term Debt (7.5%, Due 1/2014) (10)	921,289	925,895
		Letter of Credit (5.3%, Due 1/2014) (10)	65,841	66,170

Aspect Software, Inc.	Service - call center software	Senior Term Debt (8.4%, Due 7/2011) (3)	2,988,647	2,999,925

Brock Holdings II, Inc.	Service - industrial specialty maintenance	Senior Term Debt (7.3%, Due 8/2013) (3) (5)	3,000,000	3,003,750

Compsych Investments Corp.	Service - independent employee assistance programs	Senior Term Debt (8.1%, Due 2/2012) (3) (5)	3,875,254	3,879,300

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (7.9%, Due 2/2012) (3)	9,993,754	10,010,307

Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (8.6%, Due 1/2012) (3) (5)	2,000,000	2,000,000

CST Industries Acquisition, Inc.	Manufacturing - metal storage units	Senior Term Debt (8.5%, Due 8/2013) (3)	996,946	999,975

Dealer Computer Services, Inc.	Manufacturing & Service - systems for automotive retailers	Senior Term Debt (7.4%, Due 9/2013) (3)	1,042,760	1,044,063

Dresser Holdings, Inc.	Manufacturing - oilfield & energy products	Senior Term Debt (8.1%, Due 10/2013) (3)	3,868,905	3,851,943

Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (7.9%, Due 11/2013) (5)	2,593,800	2,611,957

Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (8.1%, Due 12/2013) (3)	2,358,550	2,363,866

IPC Information Systems, LLC	Manufacturing - specialized telephony systems	Senior Term Debt (7.9%, Due 9/2013) (3)	263,045	262,319

J. Crew Operating Corp.	Retail - apparel	Senior Term Debt (7.2%, Due 5/2013) (3)	1,405,990	1,407,018

Latham Manufacturing Corp.	Manufacturing - swimming pool components accessories	Senior Term Debt (8.5%, Due 6/2012) (3)	2,427,162	2,375,520

Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (7.8%, Due 5/2012) (3) (5)	2,971,543	3,006,325

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (10.3%, Due 11/2010) (3) (5)	6,440,352	6,330,492

Madison River Capital LLC	Service - communications and information	Senior Term Debt (7.6%, Due 7/2012) (3)	5,727,708	5,702,357

Maidenform, Inc.	Manufacturing - intimate apparel	Senior Term Debt (7.1%, Due 5/2010) (3)	2,569,252	2,573,084

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.8%, Due 10/2013) (3) (5)	3,493,734	3,504,342

MediMedia USA, LLC	Service - healthcare and pharmeceutical marketing	Senior Term Debt (7.9%, Due 10/2013) (3)	1,185,613	1,180,462

National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (7.4%, Due 6/2013) (3)	1,987,027	1,985,825

NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013) (3)	3,017,479	2,995,367

Nutro Products, Inc.	Manufacturing - pet food	Senior Term Debt (7.4%, Due 4/2012) (3)	2,442,961	2,421,809

Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (7.5%, Due 1/2014) (3)	2,518,294	2,506,250

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (8.6%, Due 8/2012) (3)	7,764,943	7,711,178

Patriot Media & Communications CNJ, LLC	Service - telecommunications	Senior Term Debt (7.4%, Due 3/2013) (3)	4,147,228	4,105,476

QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (8.1%, Due 11/2012) (3)	1,996,592	1,997,199

Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (8.1%, Due 9/2013) (3)	1,989,421	1,999,950

Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (7.9%, Due 11/2013) (3)	1,313,285	1,319,792

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.9%, Due 12/2011) (3)	5,001,100	4,900,000

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.9%, Due 12/2011) (3)	1,611,921	1,616,724

Stolle Machinery Company	Manufacturing - can-making equipment and parts	Senior Term Debt (7.9%, Due 9/2012) (3)	500,100	502,491

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued)

Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (7.9%, Due 5/2011) (3)	3,309,714	3,282,178

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (8.6%, Due 12/2011) (3) (5)	4,953,549	4,912,813

US Investigative Services, Inc.	Service - background investigations	Senior Term Debt (7.9%, Due 9/2012) (3)	10,923,253	10,910,191

Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (7.6%, Due 2/2013) (3)	2,066,465	2,081,963

WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (7.8%, Due 6/2014) (3)	1,925,440	1,929,600

West Corporation	Service - business process outsourcing	Senior Term Debt (7.8%, Due 10/2013) (3)	10,814,753	10,826,161

Total Non-Control/Non-Affiliate Investments			$138,567,741	$138,168,612

CONTROL INVESTMENTS

A. Stucki Company	Manufacturing - railroad cars and accessories	Senior Term Debt (9.8% Due 3/2012) (6)	15,000,000	15,000,000
		Senior Term Debt (12.1% Due 3/2012) (6)	11,000,000	11,000,000
		Senior Subordinated Term Debt (13% Due 3/2014) (6)	5,485,760	5,485,760
		Preferred Stock (4) (6)	4,386,686	4,386,686
		Common Stock (4) (6)	129,956	129,956
			36,002,402	36,002,402

Acme Cryogenics Corporation	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013) (5) (6)	$14,500,000	$14,481,875
		Redeemable Preferred Stock (4) (6)	6,983,785	6,983,785
		Common Stock (4) (6)	1,045,181	1,045,181
		Common Stock Warrants (4) (6)	24,686	24,686
			22,553,652	22,535,527

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility (9.8% Due 3/2008) (7)	1,900,000	1,900,000
		Senior Term Debt (9.8%, Due 3/2011) (5)	11,000,000	11,000,000
		Senior Term Debt (12.0% Due 3/2011) (5)	8,000,000	8,000,000
		Subordinated Term Debt (13% Due 3/2013) (5)	6,167,810	6,167,810
		Redeemable Preferred Stock (4)	6,960,806	3,120,070
		Common Stock Warrants (4)	61,384	—
			34,090,000	30,187,880

Hailey Transport Corporation	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012) (5)	4,000,000	4,000,000
		Preferred Stock (4)	2,500,000	3,184,874
			6,500,000	7,184,874

Quench Holdings Corp.	Service - sales, installation and service	Revolving Credit Facility (9.3%, Due 3/2009) (5) (8)	1,900,000	1,900,000
	of water coolers	Senior Term Debt (9.3%, Due 3/2011) (5)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011) (5)	8,000,000	8,000,000
		Common Stock (4)	3,256,318	3,205,808
			17,156,318	17,105,808

Total Control Investments			$116,302,372	$113,016,491

AFFILIATE INVESTMENTS

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility (9.3%, Due 12/2009) (5) (9)	$2,000,000	$1,995,000
		Senior Term Debt (9.3%, Due 12/2011) (5) (6)	7,000,000	7,008,750
		Senior Term Debt (11.3% Due 3/2011) (5) (6)	7,000,000	7,008,750
		Senior Subordinated Term Debt (12.3% Due 8/2007) (5) (6)	500,000	500,000
		Preferred Stock (4) (6)	1,750,000	1,750,000
		Common Stock (4) (6)	1,500,000	1,500,000
			19,750,000	19,762,500

Total Affiliate Investments			$19,750,000	$19,762,500

Total Investments			$274,620,113	$270,947,603

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$3,248,555	$1,964,480
Control investments	2,564,992	1,190,302
Affiliate investments	426,563	—
Cash and cash equivalents	53,692	708,340
Total interest income	6,293,802	3,863,122
Other income	6,127	316
Total investment income	6,299,929	3,863,438

EXPENSES
Base management fee	359,689	801,309
Loan servicing fee	1,194,418	—
Administration fee	207,814	115,389
Interest expense	1,414,262	—
Amortization of deferred finance costs	209,840	—
Professional fees	155,666	79,748
Stockholder related costs	37,889	93,766
Insurance expense	62,941	72,611
Directors fees	54,800	43,250
Taxes and licenses	41,807	57,107
General and administrative expenses	56,134	19,094
Expenses before credit from Adviser	3,795,260	1,282,274
Credits to base management fee (Refer to Note 4)	(383,875)	—
Total expenses net of credit to management fee	3,411,385	1,282,274
NET INVESTMENT INCOME	2,888,544	2,581,164

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized (loss) gain on sale of Non-Control/Non-Affiliate investments	(48,247)	3,273
Net unrealized depreciation of Non-Control/Non-Affiliate investments	(528,645)	(1,139,711)
Net unrealized appreciation (depreciation) of Control Investments	5,273,869	(167,678)
Net unrealized appreciation of Affiliate Investments	684,945	—
Net gain (loss) on investments	5,381,922	(1,304,116)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,270,466	$1,277,048

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.50	$0.08

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006
Operations:
Net investment income	$2,888,544	$2,581,164
Realized (loss) gain on sale of investments	(48,247)	3,273
Unrealized appreciation (depreciation) of portfolio	5,430,169	(1,307,389)
Increase in net assets from operations	8,270,466	1,277,048

Capital transactions:
Issuance of common stock	—	—
Shelf offering costs	(28,761)	—
Dividends from net investment income	(3,726,022)	(3,477,621)
Total decrease in net assets from capital transactions	(3,754,783)	(3,477,621)

Total increase (decrease) in net assets	4,515,683	(2,200,573)

Net Assets
Beginning of period	222,818,509	229,841,697
End of period	$227,334,192	$227,641,124

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$8,270,466	$1,277,048
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

Purchase of investments	(72,601,227)	(33,665,549)
Principal repayments of investments	21,358,187	874,222
Proceeds from the sale of investments	5,809,471	15,551,727
Net unrealized (appreciation) depreciation of investment portfolio	(5,430,169)	1,307,389
Net realized loss (gain) on sales of investments	48,247	(3,273)
Net amortization of premiums and discounts	137,018	37,656
Amortization of deferred finance costs	209,840	—
Increase in interest receivable	(533,106)	(150,429)
Increase in due from custodian	8,303,827	—
Increase in prepaid assets	(38,616)	(36,138)
Decrease in other assets	39,286	85,611
Increase (decrease) in other liabilities	12,642	(314)
Increase in administration fee payable to Administrator	45,570	5,387
Increase in base management fee payable to Adviser	279,493	1,035,860
Increase in loan servicing fee payable to Adviser	27,451	—
Increase in accounts payable	—	11,583
Increase (decrease) in accrued expenses	228,904	(242,155)
Net cash used in operating activities	(33,832,716)	(13,911,375)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings from line of credit	89,100,000	—
Repayments of line of credit	(54,700,000)	—
Deferred finance costs	(5,000)	—
Shelf offering registration costs	(28,761)	—
Distributions paid	(3,726,022)	(3,477,621)
Net cash provided by (used in) financing activities	30,640,217	(3,477,621)

NET DECREASE IN CASH AND CASH EQUIVALENTS (1)	(3,192,499)	(17,388,996)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,788,941	75,672,605
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,596,442	$58,283,609

(1)             Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED  FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006
Per Share Data (1)
Balance at beginning of period	$13.46	$13.88

Income from investment operations:
Net investment income (2)	0.17	0.16
Realized (loss) gain on sale of investments (2)	—	—
Net unrealized appreciation (depreciation) of investments (2)	0.33	(0.08)
Total from investment operations	0.50	0.08
Distributions	(0.23)	(0.21)
Net asset value at end of period	$13.73	$13.75

Per share market value at beginning of period	$14.87	$14.90
Per share market value at end of period	14.21	15.00
Total Return (3)	-2.93%	2.13%
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$227,334,192	$227,641,124
Average net assets (4)	$222,928,553	$227,718,666
Ratio of expenses to average net assets (5) (6)	6.81%	2.25%
Ratio of net expenses to average net assets (5) (7)	6.12%	2.25%
Ratio of net investment income to average net assets (5)	5.18%	4.53%

(1)             Based on actual shares outstanding at the end of the corresponding period.

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

(5)             Amounts are annualized.

(6)           Ratio of expenses to average net assets is computed using expenses before credit from the Adviser.

(7)           Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005 and completed an initial public offering on June 22, 2005.   The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of the Company, was established on August 11, 2006 for the sole purpose of owning the Company’s portfolio of investments in connection with the establishment of its line of credit facility with Deutsche Bank AG.  The financial statements of Business Investment are consolidated with those of the Company.

The Company is externally managed by Gladstone Management Corporation (“GMC” or the “Adviser”), an unconsolidated affiliate of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.  The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission (“SEC”) on May 31, 2007.

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

Use of Estimates

The consolidated financial statements have been prepared in accordance with GAAP that require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include commercial paper and money-market funds. All of the Company’s cash at June 30, 2007 was deposited with two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

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

Investment Valuation

The Company carries its investments at fair value, as determined by its Board of Directors.  Securities that are publicly traded are valued at the closing price on the valuation date.  Securities for which a limited market exists, such as certain participations in syndicated loans, are valued at the indicative bid price on or near the valuation date from the respective originating syndication agent’s trading desk.  Debt and equity securities that are not publicly traded, or for which a limited market does not exist, are valued at fair value. The Company’s Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.

The procedures for the determination of value of the Company’s debt securities that that are not publicly traded and that are issued to portfolio companies where the Company has no equity, or equity-like securities, rely on the opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion.  SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Lastly, the Company adds any amortized original issue discount (“OID”) interest to the fair value, unless adverse factors lead to a determination of a lesser valuation.

The fair value of convertible debt, equity, success or exit fees or other equity-like securities is determined based on the collateral, the enterprise value of the issuer, the issuer’s ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow or other pertinent factors. In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts.

Debt securities that are issued to portfolio companies where the Company has equity, or equity-like securities are valued at cost, if there is adequate total enterprise value determined when valuing the Company’s equity securities of the portfolio company. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

The Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value, and votes whether or not to accept  the recommended valuation of the Company’s investment portfolio.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned.  Because there is a delay between when the Company closes an investment and when the investment can be evaluated by SPSE, new investments are not valued immediately by SPSE; rather, the Adviser makes its own determination about the recommended value of these investments in accordance with the Company’s valuation policy without the input of SPSE during the specific quarter in which the investment is made.  Because SPSE does not currently perform independent valuations of mortgage loans or equity securities for the Company, the Adviser also determines a recommendation for the fair value of these investments, if any, without the input of SPSE.  The Adviser considers a number of qualitative and quantitative factors in current market conditions when performing valuations.  The Board of Directors then determines whether or not to accept the Adviser’s recommendations for the aggregate valuation of the Company’s portfolio of investments.  The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.  There were no uncollectible accounts at June 30, 2007.  Conditional interest or a success fee is recorded upon full repayment of a loan investment. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash.  To date, the Company has not accrued any dividend income.

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

The Adviser receives fees for other services it provides to portfolio companies.  These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment.  The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel.  When the Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee due to the Adviser from the Company.  Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

The Adviser also receives fees for monitoring and reviewing portfolio company investments.  These fees are recurring and are generally paid annually or quarterly in advance to the Adviser throughout the life of the investment.  Fees of this nature are recorded as revenue by the Adviser when earned and are not credited against the base management fees.

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

Federal Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company adopted this Interpretation on April 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, “Materiality,” on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on April 1, 2007 and the adoption did not have an impact on the Company’s consolidated financial statements.

NOTE 3. INVESTMENTS

Non-Control/Non-Affiliate Investments

At June 30, 2007 and March 31, 2007, the Company held investments in Non-Control/Non-Affiliates of approximately $186.3 million and $138.6 million, at cost, respectively. These investments are comprised primarily of syndicated loan participations of senior notes of both public and private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company.  At June 30, 2007 and March 31, 2007, the Company’s investments, at cost, in Non-Control/Non-Affiliates represented approximately 82% and 62%, respectively, of the Company’s net assets.

In May and June of 2007, the Company invested approximately $11.4 million in B-Dry, LLC (“B-Dry”), including $11.1 million of senior loans and $0.3 million of warrants to purchase membership interests in B-Dry.  B-Dry, founded in Akron, OH in 1958, is the oldest basement waterproofer in the country and utilizes its patented technology to solve basement water problems.

Control and Affiliate Investments

At June 30, 2007, the Company had investments of approximately $105.0 million, at cost,  in revolving credit facilities, senior debt and subordinated debt of six portfolio companies.  In addition, at June 30, 2007, the Company had invested approximately $28.6 million in preferred and common equity of those companies.

At June 30, 2007 and March 31, 2007, the Company’s investments in Control investments, at cost, represented approximately 51% and 52%, respectively, of the Company’s net assets.  Also at June 30, 2007 and March 31, 2007, the Company’s investments, at cost, in Affiliate investments represented approximately 8% and 9%, respectively, of the Company’s net assets

Investment Concentrations

Approximately 78% of the aggregate  value of the Company’s investment portfolio at June 30, 2007 consisted of senior debt, approximately 8% was senior subordinated debt, approximately 4% was subordinated debt and approximately 10% was preferred and common equity securities.  At June 30, 2007, the Company had approximately $320 million invested in 53 portfolio companies.  The following table outlines the Company’s investments by type at June 30, 2007 and  March 31, 2007:

	June 30, 2007		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$252,861,045	$251,933,271	$207,367,741	$206,981,112
Senior Subordinated Term Debt	23,985,760	23,985,760	24,485,760	24,467,635
Subordinated Term Debt	14,122,810	14,122,810	14,167,810	14,167,810
Preferred & Common Equity Securities	28,898,802	31,584,235	28,598,802	25,331,046
Total Investments	$319,868,417	$321,626,076	$274,620,113	$270,947,603

Investments at fair value consisted of the following industry classifications at June 30, 2007 and March 31, 2007:

	June 30, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Automobile	$6,620,654	2.1%	2.9%	$8,504,666	3.1%	3.8%
Beverage, Food & Tobacco	4,000,000	1.2%	1.8%	3,413,874	1.3%	1.5%
Buildings & Real Estate	14,342,500	4.5%	6.3%	3,003,750	1.1%	1.3%
Cargo Transport	20,895,013	6.5%	9.2%	21,844,463	8.1%	9.8%
Chemicals, Plastics & Rubber	25,718,301	8.0%	11.3%	22,535,527	8.3%	10.1%
Containers, Packaging and Glass	11,484,305	3.6%	5.1%	999,975	0.4%	0.4%
Diversified/Conglomerate Manufacturing	31,478,796	9.8%	13.8%	32,563,400	12.0%	14.6%
Diversified/Conglomerate Service	43,969,144	13.7%	19.3%	27,374,081	10.1%	12.3%
Ecological	500,000	0.2%	0.2%	—	—	—
Electronics	13,622,801	4.2%	6.0%	6,758,294	2.5%	3.0%
Healthcare, Education and Childcare	41,126,308	12.8%	18.1%	31,296,111	11.6%	14.0%
Home & Office Furnishings	17,021,203	5.3%	7.5%	17,105,808	6.3%	7.7%
Machinery	49,301,137	15.3%	21.7%	41,480,716	15.3%	18.6%
Oil & Gas	—	—	—	3,851,943	1.4%	1.7%
Personal, Non-durable Consumer Products	4,456,856	1.4%	2.0%	1,492,472	0.6%	0.7%
Personal, Food, & Miscellaneous Services	16,816,139	5.2%	7.4%	16,905,483	6.2%	7.6%
Printing, Publishing, Broadcasting	15,832,526	4.9%	7.0%	18,590,084	6.9%	8.3%
Retail Stores	1,228,070	0.4%	0.5%	1,407,018	0.5%	0.6%
Telecommunications	3,212,323	0.9%	1.4%	9,246,854	3.4%	4.1%
Textiles & Leather	—	—	—	2,573,084	0.9%	1.2%
Total Investments	$321,626,076	100%		$270,947,603	100%

The investments at fair value consisted of the following geographic regions of the United States and Canada at June 30, 2007 and March 31, 2007:

	June 30, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Mid-Atlantic	$143,715,411	44.7%	63.2%	$94,257,169	34.8%	42.3%
Midwest	97,373,875	30.3%	42.8%	88,508,725	32.7%	39.7%
Northeast	12,672,838	3.9%	5.6%	14,879,654	5.5%	6.7%
Southeast	31,457,086	9.8%	13.8%	36,357,555	13.4%	16.3%
West	35,421,866	11.0%	15.6%	36,944,500	13.6%	16.6%
Canada	985,000	0.3%	0.4%	—	0.0%	0.0%
Total Investments	$321,626,076	100.0%		$270,947,603	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies.  A portfolio company may have a number of other locations in other geographic regions.

Investment Principal Amortization

The following table summarizes the contractual principal amortization and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended March 31,	Amount

2008	$8,916,361
2009	9,881,115
2010	9,576,865
2011	50,649,610
2012	43,380,812
Thereafter	168,055,388
Total contractual repayments	$290,460,151

Investments in equity securities	$28,898,802
Unamortized premiums on debt securities	509,464
Total	$319,868,417

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0% and was initially computed on the basis of the average value of the Company’s gross invested assets at the end of the two most recently completed quarters, which were total assets less the cash proceeds and cash and cash equivalents from the proceeds of the Company’s initial public offering that were not invested in debt and equity securities of portfolio companies.  Beginning on January 1, 2007, the base management fee is computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, the Company’s Board of Directors accepted voluntary waivers from the Adviser that allowed the initial calculation of the base management fee to be effective through December 31, 2006.

On April 11, 2007, the Company’s Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.  This waiver remains in effect and was applied during the three months ended June 30, 2007.

When the Adviser receives fees from portfolio companies, as discussed in Note 2 under “Services Provided to Portfolio Companies,” 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

For the three months ended June 30, 2007 and 2006, the Company incurred base management fees to the Adviser of $359,689 (after reductions for loan servicing fees) and $801,309, respectively.  For the three months ended June 30, 2007, the Company recognized aggregate credits against the base management fee of $383,875 which is comprised of $293,000 resulting from reduced fees on syndicated loan participations and $90,875 resulting from investment banking fees paid to the Adviser during the period.  As of June 30, 2007, a resulting base management fee credit of $24,186 was unpaid and is included as a reduction in fees due to Adviser in the accompanying consolidated statements of assets and liabilities.  The amount due to Adviser of $286,561 also includes loan servicing fees due to the Adviser of $310,747 as discussed below.  At March 31, 2007, a base management fee credit of $303,679 was unpaid and included in fees due from Adviser in the accompanying consolidated statements of assets and liabilities which was offset by loan servicing fees due to the Adviser of $283,296, resulting in $20,383 due from the Adviser as discussed below.

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

For the three months ended June 30, 2007, the Company recorded loan servicing fees to the Adviser of $1,194,418, of which $310,747 was unpaid at June 30, 2007.  At March 31, 2007 there were $283,296 of loan servicing fees due to the adviser that are included as a credit in fees due from the Adviser in the accompanying consolidated statements of assets and liabilities, offsetting the base management fee credit due to the Company from the Adviser at that date.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The Company will pay the Adviser an income incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•             no incentive fee in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

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

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the three months ended June 30, 2007 or the three months ended June 30, 2006.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (“Gladstone Administration” or the “Administrator”), a wholly-owned subsidiary of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services.  The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including but not limited to, rent for employees of the Administrator and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.   The Company recorded fees to the Administrator on the consolidated statements of operations of $207,814 and $115,389 for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and March 31, 2007, $207,814 and $162,244, respectively, was unpaid and included in the administration fee payable to Administrator in the accompanying consolidated statements of assets and liabilities.

Purchase of Investments from Affiliate

During April 2007, the Company purchased from its affiliate, Gladstone Capital Corporation (“Gladstone Capital”), certain of its investments in syndicated loan participations at market value for approximately $9.7 million.  These purchases reflect the settlement of transactions initiated in March 2007.  An independent broker was engaged to execute these transactions between the Company and Gladstone Capital. The independent broker accepted the quotes from the respective agent bank for each syndicated loan and then executed these transactions between the Company and Gladstone Capital.

NOTE 5. LINE OF CREDIT

Through the Company’s wholly-owned subsidiary, Business Investment, the Company has obtained a $200 million revolving credit facility (the “Credit Facility”).  On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein.  Simultaneously, Business Investment executed a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. On March 29, 2007, the Company increased its capacity under the Credit Facility from $100 million to $200 million.  Availability under the Credit Facility will terminate on October 18, 2007, unless extended in the discretion of the lenders at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity.  The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable.  Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically.  Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2007, Business Investment was in compliance with all of the facility covenants.  As of June 30, 2007 there were $134.4 million of borrowings outstanding under the Credit Facility at an interest rate of approximately 5.33% and the remaining borrowing capacity under the Credit Facility was approximately $66 million.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian.  Deutsche Bank is also the trustee of the account and once a month remits the collected funds to the Company. At June 30, 2007, the amount due from the custodian was $4,391,158.

The Adviser services the loans pledged under the Credit Facility.  As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of June 30, 2007, the Company was in compliance with the covenants under the performance guaranty.

NOTE 6. COMMON STOCK

As of June 30, 2007 and March 31, 2007, 100,000,000 shares of $0.001 par value common stock were authorized and 16,560,100 shares were outstanding.

NOTE 7. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006

Numerator for basic and diluted net increase in net assets resulting from operations per share	$8,270,466	$1,277,048

Denominator for basic and diluted shares	16,560,100	16,560,100

Basic and diluted net increase in net assets per share resulting from operations	$0.50	$0.08

NOTE 8. DIVIDENDS

The Company is required to pay out as a dividend 90% of its ordinary income and realized net short-term capital gains in excess of realized net short-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, three monthly dividends are declared each quarter.  At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year.  If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.  The Company currently pays a monthly dividend.  The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year.  The Company’s Board of Directors declared the following monthly dividends for the three months ended June 30, 2007 and 2006:

Fiscal Year 2008

Declaration Date	Record Date	Payment Date	Dividend per Share
April 11, 2007	June 21, 2007	June 29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075

Fiscal Year 2007

Declaration Date	Record Date	Payment Date	Dividend per Share
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07

NOTE 9. CONTRACTUAL OBLIGATIONS

As of June 30, 2007, the Company was a party to signed and non-binding term sheets for five allocations of syndicated loan participations for approximately $9.7 million.  The future scheduled contractual payments at June 30, 2007 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	9,688,000	9,688,000	—	—	—
Total	$9,688,000	$9,688,000	$—	$—	$—

In July 2007, all of the investment purchase obligations summarized above were funded.

NOTE 10. SUBSEQUENT EVENTS

Loan Participations

In July 2007, the Company purchased additional loan participations of  2  new and 5 existing portfolio companies of approximately $11.3 million.

Dividends

On July 10, 2007, the Company’s Board of Directors declared the following monthly dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
July 10, 2007	July 23, 2007	July 31, 2007	$0.075
July 10, 2007	August 23, 2007	August 31, 2007	$0.075
July 10, 2007	September 20, 2007	September 28, 2007	$0.075

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the loss of one or more of our executive officers, in particular, David Gladstone, George Stelljes III, or Terry Lee Brubaker; (3) the impact of the investments that we make and the ability of these investments to achieve their objectives; (4) our contractual relationships with third parties; (5) the adequacy of our cash resources and working capital; (6) our ability to obtain future financing, if at all; and (7) those factors listed under the caption “Risk Factors” of the Company’s Annual Report on Form 10-K dated March 31, 2007, as filed with the Securities and Exchange Commission on May 31, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2007.

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005 we completed an initial public offering and commenced operations.  We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans and common stock and in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

Our Investment Strategy

We seek to achieve returns from current income from senior, subordinated and mezzanine debt, and capital gains from preferred stock and warrants to purchase common stock that we purchase in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams.  Our investments generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes. We invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were to be investing alone.

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

Non-Control/Non-Affiliate Investments

Following the completion of our initial public offering in June 2005, we began investing such proceeds in senior secured syndicated loans because these investments typically may be originated more quickly than investments in small businesses that are undergoing a buyout or recapitalization. We employed this strategy in order to more quickly invest our initial capital to generate current income, and have continued this strategy in order to build a portfolio that may be securitized in the future to obtain financing to pay down borrowings and invest in additional buyout and recapitalization investments.  At June 30, 2007, we had investments in 46 such syndicated loans.  There can be no guarantee that we will be able to successfully securitize any loans in our portfolio.

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

At June 30, 2007 and March 31, 2007, we held investments in Non-Control/Non-Affiliates of approximately $186.3 million and $138.6 million, at cost, respectively.  These investments are comprised primarily of syndicated loan participations of senior notes of both public and private companies and also non-syndicated loan investments where we do not have a significant ownership interest in the portfolio company.  We expect to continue purchasing syndicated loans using borrowings from our credit facility.

In May and June of 2007, we invested approximately $11.4 million in B-Dry, LLC (“B-Dry”), including $11.1 million of senior loans and $0.3 million of warrants to purchase membership interests in B-Dry.  B-Dry, founded in Akron, OH in 1958, is the oldest basement waterproofer in the country and utilizes its patented technology to solve basement water problems.

Control and Affiliate Investments

At June 30, 2007, we had investments of approximately $105.0 million, at cost, in revolving credit facilities, senior debt and subordinated debt of six portfolio companies.  In addition, at June 30, 2007, we had invested approximately $28.6 million in preferred and common equity of those companies. These investments are the result of buyout and recapitalization transactions and represent our primary investment focus.

Approximately 78% of the aggregate  value of our investment portfolio at June 30, 2007 was comprised of senior debt, approximately 8% was senior subordinated debt, approximately 4% was subordinated debt and approximately 10% was preferred and common equity securities.  At June 30, 2007, we had approximately $320 million invested in 53 portfolio companies.  The following table outlines our investments by type at June 30, 2007 and March 31, 2007:

	June 30, 2007		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$252,861,045	$251,933,271	$207,367,741	$206,981,112
Senior Subordinated Term Debt	23,985,760	23,985,760	24,485,760	24,467,635
Subordinated Term Debt	14,122,810	14,122,810	14,167,810	14,167,810
Preferred & Common Equity Securities	28,898,802	31,584,235	28,598,802	25,331,046
Total Investments	$319,868,417	$321,626,076	$274,620,113	$270,947,603

Investments at fair value consisted of the following industry classifications at June 30, 2007 and March 31, 2007:

	June 30, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Automobile	$6,620,654	2.1%	2.9%	$8,504,666	3.1%	3.8%
Beverage, Food & Tobacco	4,000,000	1.2%	1.8%	3,413,874	1.3%	1.5%
Buildings & Real Estate	14,342,500	4.5%	6.3%	3,003,750	1.1%	1.3%
Cargo Transport	20,895,013	6.5%	9.2%	21,844,463	8.1%	9.8%
Chemicals, Plastics & Rubber	25,718,301	8.0%	11.3%	22,535,527	8.3%	10.1%
Containers, Packaging and Glass	11,484,305	3.6%	5.1%	999,975	0.4%	0.4%
Diversified/Conglomerate Manufacturing	31,478,796	9.8%	13.8%	32,563,400	12.0%	14.6%
Diversified/Conglomerate Service	43,969,144	13.7%	19.3%	27,374,081	10.1%	12.3%
Ecological	500,000	0.2%	0.2%	—	—	—
Electronics	13,622,801	4.2%	6.0%	6,758,294	2.5%	3.0%
Healthcare, Education and Childcare	41,126,308	12.8%	18.1%	31,296,111	11.6%	14.0%
Home & Office Furnishings	17,021,203	5.3%	7.5%	17,105,808	6.3%	7.7%
Machinery	49,301,137	15.3%	21.7%	41,480,716	15.3%	18.6%
Oil & Gas	—	—	—	3,851,943	1.4%	1.7%
Personal, Non-durable Consumer Products	4,456,856	1.4%	2.0%	1,492,472	0.6%	0.7%
Personal, Food, & Miscellaneous Services	16,816,139	5.2%	7.4%	16,905,483	6.2%	7.6%
Printing, Publishing, Broadcasting	15,832,526	4.9%	7.0%	18,590,084	6.9%	8.3%
Retail Stores	1,228,070	0.4%	0.5%	1,407,018	0.5%	0.6%
Telecommunications	3,212,323	0.9%	1.4%	9,246,854	3.4%	4.1%
Textiles & Leather	—	—	—	2,573,084	0.9%	1.2%
Total Investments	$321,626,076	100%		$270,947,603	100%

The investments at fair value consisted of the following geographic regions of the United States and Canada at June 30, 2007 and March 31, 2007:

	June 30, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Mid-Atlantic	$143,715,411	44.7%	63.2%	$94,257,169	34.8%	42.3%
Midwest	97,373,875	30.3%	42.8%	88,508,725	32.7%	39.7%
Northeast	12,672,838	3.9%	5.6%	14,879,654	5.5%	6.7%
Southeast	31,457,086	9.8%	13.8%	36,357,555	13.4%	16.3%
West	35,421,866	11.0%	15.6%	36,944,500	13.6%	16.6%
Canada	985,000	0.3%	0.4%	—	0.0%	0.0%
Total Investments	$321,626,076	100.0%		$270,947,603	100.0%

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

We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception.  Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the 1940 Act.  Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and also has offices in the states of New York, Illinois, Pennsylvania, New Jersey, Texas and Washington.

Investment Advisory and Management Agreement

Pursuant to the investment advisory and management agreement (the “Advisory Agreement”) with our Adviser we pay our Adviser fees, as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0% and was initially computed on the basis of the average value of our gross invested assets at the end of the two most recently completed quarters, which were total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that were not invested in debt and equity securities of portfolio companies. Beginning on January 1, 2007, the base management fee is assessed at an annual rate of 2.0% computed on the basis of the average value of our gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  This new calculation was originally scheduled to begin in periods after March 31, 2006; however, our Board of Directors accepted voluntary waivers from our Adviser that allowed the initial calculation of the base management fee to be effective through December 31, 2006.

On April 11, 2007, our Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.  This waiver remains in effect and was applied during  the three months ended June 30, 2007.

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

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”) whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.

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

General Valuation Policy: Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organizations (“NRSRO”), (such as certain participations in syndicated loans) are valued at the indicative bid price offered by the respective originating syndication agent’s desk on or near the valuation date.

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

At June 30, 2007, we engaged Standard and Poor’s Securities Evaluations, Inc. (“SPSE”) to submit opinions of value for our debt securities that are issued to portfolio companies where we have no equity, or equity-like securities.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance.  We may also submit paid in kind (“PIK”) interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion.  We also add any amortized original issue discount (“OID”) interest to the fair value, unless adverse factors lead to a determination of a lesser valuation.  Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is forwarded to SPSE for review and analysis.  SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities.  With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued to portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however in certain limited circumstances, such as when our Adviser  may learn new information regarding an investment between the time of submission to SPSE and the date of the board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE.  Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio.  Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of June 30, 2007 included in our consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management  makes its own determination about the value of these investments in accordance with our valuation policy.  Because SPSE does not provide values for our equity securities, our Adviser determines the fair value of these investments using valuation policies approved by our Board of Directors.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default.  Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At June 30, 2007 and March 31, 2007, no payments were past due on any of our debt securities.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2007 and March 31, 2007, representing approximately 40% and 44%, respectively, of all loans in our portfolio:

Rating	June 30, 2007	March 31, 2007
Highest	8.0	8.0
Average	6.1	5.7
Weighted Average	5.5	5.0
Lowest	3.0	2.0

The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at June 30, 2007 and March 31, 2007, representing approximately 14% of all loans in our portfolio at the end of each period:

Rating	June 30, 2007	March 31, 2007
Highest	8.0	8.0
Average	7.5	7.2
Weighted Average	7.6	7.3
Lowest	6.0	6.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations such as those provided by a NRSRO. The following table lists the risk ratings for  all syndicated loans in our portfolio that are currently rated by an NRSRO at June 30, 2007 and March 31, 2007, representing approximately 47% and 42%, respectively, of all loans in our portfolio:

Rating	June 30, 2007	March 31, 2007
Highest	BB/Ba2	BB-/Ba2
Average	B+/B1	B+/B1
Weighted Average	B+/B1	B+/B1
Lowest	B/B1	B/B2

Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date.  We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as certain participations in syndicated loans, at the indicative bid price offered by the respective originating syndication agent’s trading desk on or near the valuation date.  At June 30, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 46 debt securities in our portfolio. At March 31, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 42 debt securities in our portfolio.

Debt securities that are issued to portfolio companies where we have an equity, or equity-like interest that are not publicly traded, for which there is no market, or for which there is a market but the securities have not been rated by a NRSRO, are valued at cost, if there is adequate total enterprise value determined when valuing our equity holdings in the borrower. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

Debt securities that are not publicly traded and that are issued to portfolio companies where we have no equity, or equity-like securities, for which there is no market, or for which there is a market but the securities have not been rated by a NRSRO, we begin with the risk rating designation of the security as described above.  Using this risk rating designation, we seek to determine the value of the security as if we intended currently to sell the security and consider some or all of the following factors:

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

We value convertible debt, equity, success or exit fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust.  At June 30, 2007 and March 31, 2007, there was no market for any of the equity securities we owned.  To value convertible debt, equity, success or exit fees or other equity-like securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies.  These valuation techniques also include discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales to third parties in comparable transactions, or a review of similar companies that are publicly traded and the market multiple of their equity securities. In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts.  At June 30, 2007 we had $28.9 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $291.0 million.  At March 31, 2007, we had $28.6  million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $246.0 million.

At June 30, 2007, we had total unrealized appreciation of approximately $1.8 million, which was primarily comprised of net unrealized appreciation of our equity investments in our Control and Affiliate investments.  At March 31, 2007, we had total unrealized depreciation of approximately $3.7 million, which was primarily comprised of net unrealized depreciation of our preferred and common stock in Chase II Holdings Corp.

Tax Status

Federal Income Taxes

We currently qualify and intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. It is our policy to pay out as a dividend up to 100% of those amounts.

In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

Revenue Recognition

Interest and Dividend  Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. There were no uncollectible accounts at June 30, 2007 or March 31, 2007. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest.  Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash.  To date, we have not accrued any dividend income.

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

Our Adviser also receives fees for monitoring and reviewing portfolio company investments.  These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment.  Fees of this nature are recorded as revenue when earned by our Adviser and are not credited against the base management fee.

We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser.  These fees are paid directly to us and are recognized as revenue upon closing of the originated investment.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Investment Income

Investment income for the three months ended June 30, 2007 increased $2,436,491 to $6,299,929 compared to investment income of $3,863,438 for the three months ended June 30, 2006.

Interest income from Non-Control/Non-Affiliate investments increased $1,284,075 to $3,248,555 for the three months ended June 30, 2007 compared to $1,964,480 for the three months ended June 30, 2006.  This increase was mainly the result of approximately $72 million of additional Non-Control/Non-Affiliate investments at June 30, 2007 compared to the prior year period.

Interest income from Control investments was $2,564,992 for the three months ended June 30, 2007 representing interest on our loan investments to our Control affiliates compared to interest income of $1,190,302 for the three months ended June 30, 2006.  The increase of $1,374,690 is directly attributable to the addition of two Control investments compared to the prior year period.

Interest income from Affiliate investments was $426,563 for the three months ended June 30, 2007 representing interest on our loan investments to our Non-Control affiliates. At June 30, 2006, we had not yet invested in any Affiliate investments.

Interest income from cash and equivalents decreased $654,648 to $53,692 for the three months ended June 30, 2007 from $708,340 for the three months ended June 30, 2006.  This decrease is the result of the complete investment of the proceeds of our initial public offering in Control, Affiliate and Non-Control/Non-Affiliate investments.  At June 30, 2006 we had approximately $40 million of cash equivalents invested in treasury securities and at June 30, 2007 we had no investments in treasury securities as all of the proceeds from our initial public offering had been invested.

The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 9.10% for the three months ended June 30, 2007 and 8.77% for the three months ended June 30, 2006.  This increase is largely the result of rising interest rates and the increase in our investments in non-syndicated loans that typically bear higher interest rates than those of syndicated loans.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $3,795,260 compared to $1,282,274 for the three months ended June 30, 2006, representing an overall increase of $2,512,986.

For the three months ended June 30, 2007, we incurred a base management fee of $359,689 after reductions for loan servicing fees received by our Adviser of $1,194,418. We also received credits against our base management fee of $383,875 which is comprised of $293,000 resulting from reduced fees on syndicated loan participations and $90,875 resulting from investment banking fees paid to the Adviser during the period, resulting in a net management fee credit of $24,186 for the three months ended June 30, 2007. For the three months ended June 30, 2006, we incurred a base management fee of $801,309. The gross base management fees before the reductions for loan servicing fees of $1,554,107, increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year, however, the increase was partially offset by credits against the management fee of $359,689 in the current fiscal quarter of which there were none in the prior year quarter. The base management fee is currently computed quarterly as described under “Investment Advisory and Management Agreement.”

Loan servicing fees of $1,194,418 were incurred for the three months ended June 30, 2007.  These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the aggregate outstanding loan portfolio.  These fees reduced the amount of the management fee due to our Adviser as noted above.

The administration fee payable to our Administrator was $207,814 for the three months ended June 30, 2007 compared to $115,389 for the three months ended June 30, 2006. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser.  The increase was mainly attributable to the personnel growth of our Administrator.

Directors’ fees for the three months ended June 30, 2007 and 2006 were $54,800 and  $43,250, respectively.  Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.  The increase is due to fewer committee meetings held in the prior year quarter.

Insurance expense for the three months ended June 30, 2007 was $62,941 compared to $72,611 for the three months ended June 30, 2006.  Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums.

Professional fees for the three months ended June 30, 2007 were $155,666, an increase of $75,918 over the professional fees for the three months ended June 30, 2006 of $79,748.  Professional fees primarily consist of legal fees and audit and accounting fees.  The increase is mainly due to an increase in audit fees related to our compliance with Sarbanes-Oxley regulations, tax fees for our prior period tax returns and direct consulting and legal fees incurred on potential investments that were not executed.

Stockholder related costs decreased $55,877 for the three months ended June 30, 2007 to $37,889 from $93,766 in the three months ended June 30, 2006.  Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission (“SEC”) filing fees and press release costs.  The decrease is primarily related to the timing of annual report and proxy printing cost accruals when compared to the prior year period.

Interest expense for the three months ended was $1,414,262 and resulted from borrowings on our credit facility during the three months ended June 30, 2007, which were used to finance our investment purchases during the quarter.

Deferred finance cost amortization for the three months ended June 30, 2007 was $209,840 and is directly attributable to the amortization of the capitalized finance costs associated with our credit facility.

Taxes and licenses expense for the three months ended June 30, 2007 was $41,807 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.  The decrease of $15,300 compared to the prior year period is the result of the timing of the accruals of the franchise tax to the state of Delaware compared to the prior year.

Other expenses for the three months ended June 30, 2007 were $56,134 compared to $19,094 for the three months ended June 30, 2006.  Other expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses.  The overall increase of $37,040 is mainly due to the increase in direct expenses as the overall size of our investment portfolio grew from the prior year period.

Realized and Unrealized Loss on Investments

For the three months ended June 30, 2007, we recognized a net loss on the sale of four loan participations aggregating $48,247 and we recorded net unrealized appreciation of investments in the aggregate amount of $5,430,169.  The net unrealized appreciation of our investments for the three months ended June 30, 2007 was primarily related to an increase in market value of our equity investments of our Control and Affiliate investments over the three month period compared to their fair market value at March 31, 2007.

Net Increase in Net Assets from Operations

Overall, we realized a net increase in net assets resulting from operations of $8,270,466 for the three months ended June 30, 2007 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the three months ended June 30, 2007 was $0.50 compared to $0.08 for the three months ended June 30, 2006.

We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and we may begin to incur incentive fees. Our administrative expenses payable to our Administrator are also likely to grow during future periods as our average assets increase and as the expenses incurred by our Administrator to support our operations grow.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2007 was approximately $33.8 million and consisted primarily of the purchase of investments and the net unrealized appreciation of our investments,  offset by repayments and sales of existing portfolio investments and an increase in amounts due from custodian.

A summary of our investment activity for the three months ended June 30, 2007 and June 30, 2006 is as follows:

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Loss on Disposal

June 30, 2007	$72,601,227	$21,358,187	$5,809,471	$(48,247)

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Gain on Disposal

June 30, 2006	$33,665,549	$874,222	$15,548,454	$3,273

The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount

2008	$8,916,361
2009	9,881,115
2010	9,576,865
2011	50,649,610
2012	43,380,812
Thereafter	168,055,388
Total contractual repayments	$290,460,151

Investments in equity securities	$28,898,802
Unamortized premiums on debt securities	509,464
Total	$319,868,417

Financing Activities

During the three months ended June 30, 2007, we recorded net borrowings under our credit facility of $34.4 million which were used to purchase new investments.

We anticipate issuing additional equity securities to obtain additional capital in the future. The terms of the future equity issuances cannot be determined and there can be no assurances that the equity markets will be available to us on terms we deem favorable.  On October 13, 2006 we filed a registration statement with the SEC (as amended on December 22, 2006) that, if and when declared effective, would permit us to issue, through one or more transactions, up to an aggregate of $100 million in securities, consisting of common stock, preferred stock and/or debt securities.  To date we have incurred approximately $161,000 of costs in connection with this registration statement.

For the three months ended June 30, 2007, our dividends paid of $3,726,022 exceeded our net investment income (including realized losses) by $885,725.  We declared these dividends based on our estimates of net investment income for the fiscal year.  Our investment pace continues to be slower than expected in our second year of operations and, consequently, our net investment income was lower than our original estimates.

Revolving Credit Facility

On October 19, 2006, through our wholly-owned subsidiary, Business Investment, we initially obtained a $100 million revolving credit facility (the “Credit Facility”).  On October 19, 2006, we executed a purchase and sale agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration for a membership interest therein.  Simultaneously, Business Investment executed a credit agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility will terminate on October 18, 2007, unless extended in the discretion of the lenders at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from us during the period following the date of which availability for advances has terminated through maturity.  The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable.  Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.  On March 29, 2007, we increased our borrowing capacity under the Credit Facility from $100 million to $200 million.  As of June 30, 2007, there was an outstanding principal balance of $134.4 million under the Credit Facility at an interest rate of approximately 5.33%. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.  At June 30, 2007, the remaining borrowing capacity available under the Credit Facility was approximately $66 million.  If we request a renewal of the Credit Facility, any such renewal would be granted in the discretion of the lenders and there can be no guarantee that we will be able to renew the Credit Facility on terms that are favorable to us, if at all.  In the event that we are not able to renew or refinance the Credit Facility this could have a material adverse impact on our liquidity and ability to fund new investments.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies.  The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances.  As of June 30, 2007, Business Investment was in compliance with all of the facility covenants.  We currently intend to securitize some or all of the loans held by Business Investment and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

Our Adviser services the loans pledged under the Credit Facility.  As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of June 30, 2007, we were in compliance with our covenants under the performance guaranty.

Dividends

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
July 10, 2007	September 20, 2007	September 28, 2007	$0.075
July 10, 2007	August 23, 2007	August 31, 2007	$0.075
July 10, 2007	July 23, 2007	July 31, 2007	$0.075
April 11, 2007	June 21, 2007	June 29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075
January 10, 2007	March 22, 2007	March 30, 2007	$0.075
January 10, 2007	February 20, 2007	February 28, 2007	$0.075
January 10, 2007	January 23, 2007	January 31, 2007	$0.075
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07
January 10, 2006	March 17, 2006	March 31, 2006	$0.07
January 10, 2006	February 16, 2006	February 28, 2006	$0.07
January 10, 2006	January 23, 2006	January 31, 2006	$0.07
October 7, 2005	December 21, 2005	December 31, 2005	$0.04
October 7, 2005	November 21, 2005	November 30, 2005	$0.04
October 7, 2005	October 21, 2005	October 30, 2005	$0.04
July 7, 2005	September 22, 2005	September 30, 2005	$0.02
July 7, 2005	August 23, 2005	August 31, 2005	$0.02
July 7, 2005	July 21, 2005	July 29, 2005	$0.02

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2007, we were a party to signed and non-binding term sheets for five allocations of syndicate loan participations for approximately $9.7 million.  The future scheduled contractual payments at June 30, 2007 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	9,688,000	9,688,000	—	—	—
Total	$9,688,000	$9,688,000	$—	$—	$—

In July 2007, all of the investment purchase obligations summarized above were funded. See Note 10 “Subsequent Events” in our consolidated financial statements for further information.

We did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 30, 2007.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. Currently, approximately 65% of our investment portfolio, at cost, is comprised of loans at variable rates and approximately 11% of our investment portfolio, at cost, is in loans at variable rates with a floor.   In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

We expect to continue to borrow funds to finance future lending activities as we have fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. For example, interest rates charged on the advances under our credit facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically.  As of June 30, 2007, there was an outstanding principal balance of $134.4 million under the credit facility.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant. Under this analysis, a hypothetical increase in the one month LIBOR by 1.0% would increase our net increase in net assets resulting from operations by approximately $1.1 million or 7.4%, over the next twelve months, compared to the net increase in net assets resulting from operations for twelve months ended June 30, 2007. A hypothetical decrease in the one month LIBOR by 1.0% would decrease our net increase in net assets resulting from operations by approximately $1.3 million or 6.6%, over the next twelve months, compared to the net increase in net assets from operations for the twelve months ended June 30, 2007. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

We may also experience risk associated with investing in securities of companies with foreign operations. At June 30, 2007, we had approximately $1.0 million invested in a syndicate loan participation of a portfolio company headquartered in Ontario, Canada.  Although we currently do not anticipate investing in debt or equity of foreign companies, some potential portfolio companies may have operations located outside the United States. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

ITEM 4.   CONTROLS AND PROCEDURES.

As of June 30, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed by us with the Securities and Exchange Commission on May 31, 2007.

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

Date: August 1, 2007

EXHIBIT INDEX

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed on July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

11	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.