Form 10-Q
period 2007-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2007-10-31
CIK 1321741

Use these links to rapidly review the document
GLADSTONE INVESTMENT CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-51233

GLADSTONE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	83-0423116 (I.R.S. Employer Identification No.)
1521 WESTBRANCH DRIVE, SUITE 200 MCLEAN, VIRGINIA 22102 (Address of principal executive office)
(703) 287-5800 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the issuer's Common Stock, $0.001 par value, outstanding as of October 29, 2007 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION

TABLE OF CONTENTS

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(UNAUDITED)

	September 30, 2007	March 31, 2007
ASSETS
Non-Control/Non-Affiliate investments (Cost 9/30/07: $209,086,763; 3/31/07: $138,567,741)	$200,851,289	$138,168,612
Control investments (Cost 9/30/07: $116,604,804; 3/31/07: $116,302,372)	118,772,882	113,016,491
Affiliate investments (Cost 9/30/07: $18,327,058; 3/31/07: $19,750,000)	18,793,931	19,762,500

Total investments at fair value (Cost 9/30/07: $344,018,625; 3/31/07: $274,620,113)	338,418,102	270,947,603
Cash and cash equivalents	23,189,457	37,788,941
Interest receivable	2,001,035	1,306,090
Prepaid insurance	164,724	83,819
Deferred finance costs	224,042	627,960
Due from custodian	2,436,682	12,694,985
Due from Adviser (Refer to Note 4)	—	20,383
Other assets	398,972	120,434

TOTAL ASSETS	$366,833,014	$323,590,215

LIABILITIES
Due to Administrator (Refer to Note 4)	$227,767	$162,244
Due to Adviser (Refer to Note 4)	227,687	—
Borrowings under line of credit	146,050,000	100,000,000
Accrued expenses	1,019,264	523,698
Other liabilities	69,949	85,764

Total Liabilities	147,594,667	100,771,706

NET ASSETS	$219,238,347	$222,818,509

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 shares issued and outstanding	$16,560	$16,560
Capital in excess of par value	230,065,064	230,096,572
Net unrealized depreciation of investment portfolio	(5,600,523)	(3,672,510)
Distributions in excess of net investment income	(5,242,754)	(3,622,113)

Total Net Assets	$219,238,347	$222,818,509

Net assets per share	$13.24	$13.46

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Syndicated Loans:
ACS Media, LLC	Service—directory advertising	Senior Term Debt (7.6%, Due 11/2013)(3)	$4,821,654	$4,579,408
Activant Solutions, Inc.	Service—enterprise software and services	Senior Term Debt (7.5%, Due 5/2013)(3)	3,743,695	3,574,646
Advanced Homecare Holdings, Inc.	Service—home health nursing services	Senior Term Debt (9.1%, Due 8/2014)(3)	2,992,500	2,947,612
Aeroflex, Inc.	Service—provider of highly specialized electronic equipment	Senior Term Debt (8.9%, Due 8/2014)(3)	1,901,196	1,955,000
American Safety Razor Company Inc.	Manufacturing—razors and blades	Senior Term Debt (7.7%, Due 7/2013)(3)	1,483,464	1,444,219
Aspect Software, Inc.	Service—call center software	Senior Term Debt (8.3%, Due 7/2011)(3)	2,980,718	2,828,625
Brock Holdings II, Inc.	Service—industrial specialty maintenance	Senior Term Debt (7.1%, Due 8/2013)(3)(5)	2,987,113	2,865,600
Compsych Investments Corp.	Service—employee assistance programs	Senior Term Debt (8.0%, Due 2/2012)(3)(5)	3,589,734	3,424,095
CRC Health Group, Inc.	Service—substance abuse treatment	Senior Term Debt (7.4%, Due 2/2012)(3)	9,945,603	9,599,783
Critical Homecare Solutions, Inc.	Service—home therapy and respiratory treatment	Senior Term Debt (8.6%, Due 1/2012)(3)(5)	4,567,171	4,519,350
CST Industries Acquisition, Inc.	Manufacturing—metal storage units	Senior Term Debt (8.1%, Due 8/2013)(3)	991,793	975,150
Dealer Computer Services, Inc.	Manufacturing & Service—systems for automotive retailers	Senior Term Debt (7.2%, Due 9/2013)(3)	1,914,187	1,849,624
Generac Acquisition Corp.	Manufacturing—standby power products	Senior Term Debt (9.3%, Due 11/2013)(3)(5)	6,944,172	6,220,250
Graham Packaging Holdings Company	Manufacturing—plastic containers	Senior Term Debt (7.6%, Due 10/2011)(3)	10,447,500	10,290,787
Hargray Communications Group, Inc.	Service—triple-play (cable, phone, internet) provider	Senior Term Debt (7.4%, Due 6/2014)(3)	999,448	975,056
HMTBP Acquisition II Corp.	Service—aboveground storage tanks	Senior Term Debt (7.4%, Due 5/2014)(3)(5)	3,980,736	3,900,400
Hudson Products Holdings, Inc.	Manufacturing—heat transfer solutions	Senior Term Debt (7.9%, Due 12/2013)(3)	6,052,182	5,957,958
Huish Detergents, Inc.	Manufacturing—household cleaning products	Senior Term Debt (7.2%, Due 4/2014)(3)	1,996,173	1,875,300
Hyland Software, Inc.	Service—provider of enterprise content management software	Senior Term Debt (7.9%, Due 7/2013)(3)	3,961,116	3,880,000
Interstate Fibernet, Inc.	Service—provider of voice and data telecommunications services	Senior Term Debt (9.2%, Due 7/2013)(3)	9,951,400	9,900,000
J. Crew Operating Corp.	Retail—apparel	Senior Term Debt (7.1%, Due 5/2013)(3)	879,473	859,649
KIK Custom Products, Inc.	Manufacturing—consumer products	Senior Term Debt (7.5%, Due 5/2014)(3)	4,000,967	3,780,000
Kronos, Inc.	Service—workforce management solutions	Senior Term Debt (7.5%, Due 6/2014)(3)	1,995,000	1,905,225
Lexicon Marketing USA, Inc.	Service—marketing to Hispanic community	Senior Term Debt (8.4%, Due 5/2012)(3)(5)	2,947,630	1,826,226
Local TV Finance, LLC	Service—television station operator	Senior Term Debt (7.3%, Due 5/2013)(3)	1,000,276	950,119
LVI Services, Inc.	Service—asbestos and mold remediation	Senior Term Debt (10.0%, Due 11/2010)(3)(5)	6,404,834	6,098,869
MedAssets, Inc.	Service—pharmaceuticals and healthcare GPO	Senior Term Debt (7.6%, Due 10/2013)(3)(5)	6,468,324	6,272,245
MediMedia USA, LLC	Service—healthcare and pharmaceutical marketing	Senior Term Debt (7.5%, Due 10/2013)(3)	2,247,425	2,143,800
Mitchell International, Inc.	Service—automobile insurance claims processing	Senior Term Debt (7.4%, Due 3/2014)(3)(5)	997,648	935,300
National Mentor Holdings, Inc.	Service—home health care	Senior Term Debt (7.2%, Due 6/2013)(3)	1,977,482	1,857,793
Network Solutions, LLC	Service—internet domain solutions	Senior Term Debt (7.7%, Due 3/2014)(3)	9,718,581	9,231,075
NPC International Inc.	Service—Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013)(3)	2,896,150	2,709,793
Open Solutions, Inc.	Service—software outsourcing for financial institutions	Senior Term Debt (7.6%, Due 1/2014)(3)	2,692,663	2,555,301
Ozburn-Hessey Holding Co. LLC	Service—third party logistics	Senior Term Debt (8.5%, Due 8/2012)(3)	7,692,673	7,340,487
Pinnacle Foods Finance, LLC	Manufacturing—branded food products	Senior Term Debt (8.0%, Due 4/2014)(3)	3,991,269	3,860,325
PTS Acquisition Corp.	Manufacturing—drug delivery and packaging technologies	Senior Term Debt (7.5%, Due 4/2014)(3)	6,982,500	6,668,288
QTC Acquisition, Inc.	Service—outsourced disability evaluations	Senior Term Debt (7.4%, Due 11/2012)(3)	1,997,974	1,905,225
Radio Systems Corporation	Service—design electronic pet containment products	Senior Term Debt (8.4%, Due 9/2013)(3)	1,979,503	1,960,200
Rally Parts, Inc.	Manufacturing—aftermarket motorcycle parts and accessories	Senior Term Debt (7.7%, Due 11/2013)(3)	2,499,566	2,388,203

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued)
RPG Holdings, Inc.	Manufacturing and design—greeting cards	Senior Term Debt (9.1%, Due 12/2011)(3)	$4,553,068	$4,278,958
SafeNet, Inc.	Service—chip encryption products	Senior Term Debt (7.9%, Due 4/2014)(3)	3,002,375	2,745,000
SGS International, Inc.	Service—digital imaging and graphics	Senior Term Debt (7.9%, Due 12/2011)(3)	1,603,034	1,572,616
Specialized Technology Resources, Inc.	Service & Manufacturing—consumer product quality assurance	Senior Term Debt (7.6%, Due 6/2014)(3)(5)	1,497,325	1,443,881
Stolle Machinery Company	Manufacturing—can-making equipment and parts	Senior Term Debt (7.5%, Due 9/2012)(3)	496,783	486,337
Survey Sampling, LLC	Service—telecommunications-based sampling	Senior Term Debt (7.7%, Due 5/2011)(3)(5)	3,140,946	2,954,119
Synagro Technologies, Inc.	Service—waste treatment and recycling	Senior Term Debt (7.5%, Due 3/2014)(3)	502,262	485,000
Triad Laboratory Alliance, LLC	Service—regional medical laboratories	Senior Term Debt (8.8%, Due 12/2011)(3)(5)	4,926,833	4,716,000
United Surgical Partners International, Inc.	Service—outpatient surgical provider	Senior Term Debt (7.4%, Due 4/2014)(3)	1,326,290	1,279,870
US Silica Company	Service—miner, processor and seller of industrial silica	Senior Term Debt (9.2%, Due 8/2013)(3)	4,950,701	4,950,000
Wastequip, Inc.	Service—process and transport waste materials	Senior Term Debt (7.5%, Due 2/2013)(3)	2,936,556	2,819,094
WaveDivision Holdings, LLC	Service—cable	Senior Term Debt (7.8%, Due 6/2014)(3)(5)	1,925,086	1,862,400
West Corporation	Service—business process outsourcing	Senior Term Debt (7.6%, Due 10/2013)(3)	11,406,011	11,173,783

Subtotal—Syndicated Loans			$197,888,763	$189,578,044

Non-syndicated Loans
B-Dry, LLC	Service—basement waterproofer	Senior Term Debt (10.6%, Due 11/2007)	125,000	125,000
		Senior Term Debt (10.6%, Due 5/2014)	10,773,000	10,773,000
		Common Stock Warrants(4)	300,000	375,245

			11,198,000	11,273,245

Total Non-Control/Non-Affiliate Investments			$209,086,763	$200,851,289

CONTROL INVESTMENTS
A. Stucki Holding Corp.	Manufacturing—railroad freight car products	Senior Term Debt (10.3% Due 3/2012)	$14,463,750	$14,463,750
		Senior Term Debt (12.5% Due 3/2012)(6)	11,000,000	11,000,000
		Senior Subordinated Term Debt (13% Due 3/2014)	5,485,760	5,485,760
		Preferred Stock(4)	4,386,686	4,572,249
		Common Stock(4)	129,956	5,272,696

			35,466,152	40,794,455
Acme Cryogenics, Inc.	Manufacturing—manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013)	14,500,000	14,500,000
		Redeemable Preferred Stock(4)	6,983,785	7,400,647
		Common Stock(4)	1,045,181	4,397,616
		Common Stock Warrants(4)	24,686	177,816

			22,553,652	26,476,079

CONTROL INVESTMENTS (Continued)
Chase II Holdings Corp.	Manufacturing—traffic doors	Revolving Credit Facility (9.8% Due 3/2008)(7)	$2,780,000	$2,780,000
		Senior Term Debt (10.3%, Due 3/2011)	10,450,000	10,450,000
		Senior Term Debt (12.0% Due 3/2011)(6)	7,920,000	7,920,000
		Subordinated Term Debt (13.0% Due 3/2013)	6,167,810	6,167,810
		Redeemable Preferred Stock(4)	6,960,806	6,822,047
		Common Stock(4)	61,384	—

			34,340,000	34,139,857
Hailey Transport Corporation	Retail and Service—school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012)	4,628,682	—
		Preferred Stock(4)	2,500,000	—

			7,128,682	—
Quench Holdings Corp.	Service—sales, installation and service of water coolers	Revolving Credit Facility (9.8%, Due 3/2009)(8)	1,450,000	1,450,000
		Senior Term Debt (9.8%, Due 3/2011)	4,500,000	4,500,000
		Subordinated Term Debt (11.5%, Due 3/2011)	7,910,000	7,910,000
		Common Stock(4)	3,256,318	3,502,491

			17,116,318	17,362,491

Total Control Investments			$116,604,804	$118,772,882

AFFILIATE INVESTMENTS
Noble Logistics, Inc.	Service—aftermarket auto parts delivery	Revolving Credit Facility (9.7%, Due 12/2009)(9)	$1,650,000	$1,650,000
		Senior Term Debt (9.7%, Due 12/2011)	6,427,058	6,427,058
		Senior Term Debt (11.7% Due 3/2011)(6)	7,000,000	7,000,000
		Preferred Stock(4)	1,750,000	1,963,596
		Common Stock(4)	1,500,000	1,753,277

			18,327,058	18,793,931

Total Affiliate Investments			$18,327,058	$18,793,931

Total Investments			$344,018,625	$338,418,102

(1)
Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)
Percentage represents the weighted average interest rates in effect at September 30, 2007 and due date represents the contractual maturity date.

(3)
Marketable securities are valued based on the indicative bid price, as of September 30, 2007, from the respective originating syndication agent's trading desk.

(4)
Security is non-income producing.

(5)
Valued using Standard & Poor's Securities Evaluations, Inc. opinions of value at September 30, 2007.

(6)
Last out tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the last out trance is paid after the senior debt.

(7)
Total available under the revolving credit facility is $3,500,000, of which $720,000 remains undrawn at September 30, 2007.

(8)
Total available under the revolving credit facility is $1,500,000, of which $50,000 remains undrawn at September 30, 2007.

(9)
Total available under the revolving credit facility is $2,000,000, of which $350,000 remains undrawn at September 30, 2007.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2007
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
ACS Media, LLC	Service—directory advertising	Senior Term Debt (7.9%, Due 11/2013)(3)	$4,857,421	$4,857,822
Activant	Service—enterprise software and services	Senior Term Debt (7.4%, Due 5/2013)(3)	3,745,496	3,714,281
American Safety Razor Company Inc.	Manufacturing—razors and blades	Senior Term Debt (7.9%, Due 7/2013)(3)	1,491,154	1,492,472
Aramark Corp.	Service—vending services	Senior Term Debt (7.5%, Due 1/2014)(10)	921,289	925,895
		Letter of Credit (5.3%, Due 1/2014)(10)	65,841	66,170
Aspect Software, Inc.	Service—call center software	Senior Term Debt (8.4%, Due 7/2011)(3)	2,988,647	2,999,925
Brock Holdings II, Inc.	Service—industrial specialty maintenance	Senior Term Debt (7.3%, Due 8/2013)(3)(5)	3,000,000	3,003,750
Compsych Investments Corp.	Service—independent employee assistance programs	Senior Term Debt (8.1%, Due 2/2012)(3)(5)	3,875,254	3,879,300
CRC Health Group, Inc.	Service—substance abuse treatment	Senior Term Debt (7.9%, Due 2/2012)(3)	9,993,754	10,010,307
Critical Homecare Solutions, Inc.	Service—home therapy and respiratory treatment	Senior Term Debt (8.6%, Due 1/2012)(3)(5)	2,000,000	2,000,000
CST Industries Acquisition, Inc.	Manufacturing—metal storage units	Senior Term Debt (8.5%, Due 8/2013)(3)	996,946	999,975
Dealer Computer Services, Inc.	Manufacturing & Service—systems for automotive retailers	Senior Term Debt (7.4%, Due 9/2013)(3)	1,042,760	1,044,063
Dresser Holdings, Inc.	Manufacturing—oilfield & energy products	Senior Term Debt (8.1%, Due 10/2013)(3)	3,868,905	3,851,943
Generac Acquisition Corp.	Manufacturing—standby power products	Senior Term Debt (7.9%, Due 11/2013)(5)	2,593,800	2,611,957
Hudson Products Holdings, Inc.	Manufacturing—heat transfer solutions	Senior Term Debt (8.1%, Due 12/2013)(3)	2,358,550	2,363,866
IPC Information Systems, LLC	Manufacturing—specialized telephony systems	Senior Term Debt (7.9%, Due 9/2013)(3)	263,045	262,319
J. Crew Operating Corp.	Retail—apparel	Senior Term Debt (7.2%, Due 5/2013)(3)	1,405,990	1,407,018
Latham Manufacturing Corp.	Manufacturing—swimming pool components accessories	Senior Term Debt (8.5%, Due 6/2012)(3)	2,427,162	2,375,520
Lexicon Marketing USA, Inc.	Service—marketing to Hispanic community	Senior Term Debt (7.8%, Due 5/2012)(3)(5)	2,971,543	3,006,325
LVI Services, Inc.	Service—asbestos and mold remediation	Senior Term Debt (10.3%, Due 11/2010)(3)(5)	6,440,352	6,330,492
Madison River Capital LLC	Service—communications and information	Senior Term Debt (7.6%, Due 7/2012)(3)	5,727,708	5,702,357
Maidenform, Inc.	Manufacturing—intimate apparel	Senior Term Debt (7.1%, Due 5/2010)(3)	2,569,252	2,573,084
MedAssets, Inc.	Service—pharmaceuticals and healthcare GPO	Senior Term Debt (7.8%, Due 10/2013)(3)(5)	3,493,734	3,504,342
MediMedia USA, LLC	Service—healthcare and pharmaceutical marketing	Senior Term Debt (7.9%, Due 10/2013)(3)	1,185,613	1,180,462
National Mentor Holdings, Inc.	Service—home health care	Senior Term Debt (7.4%, Due 6/2013)(3)	1,987,027	1,985,825
NPC International Inc.	Service—Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013)(3)	3,017,479	2,995,367
Nutro Products, Inc.	Manufacturing—pet food	Senior Term Debt (7.4%, Due 4/2012)(3)	2,442,961	2,421,809
Open Solutions, Inc.	Service—software outsourcing for financial institutions	Senior Term Debt (7.5%, Due 1/2014)(3)	2,518,294	2,506,250

NON-CONTROL/NON-AFFILIATE INVESTMENTS (Continued)
Ozburn-Hessey Holding Co. LLC	Service—third party logistics	Senior Term Debt (8.6%, Due 8/2012)(3)	$7,764,943	$7,711,178
Patriot Media & Communications CNJ, LLC	Service—telecommunications	Senior Term Debt (7.4%, Due 3/2013)(3)	4,147,228	4,105,476
QTC Acquisition, Inc.	Service—outsourced disability evaluations	Senior Term Debt (8.1%, Due 11/2012)(3)	1,996,592	1,997,199
Radio Systems Corporation	Service—design electronic pet containment products	Senior Term Debt (8.1%, Due 9/2013)(3)	1,989,421	1,999,950
Rally Parts, Inc.	Manufacturing—aftermarket motorcycle parts and accessories	Senior Term Debt (7.9%, Due 11/2013)(3)	1,313,285	1,319,792
RPG Holdings, Inc.	Manufacturing and design—greeting cards	Senior Term Debt (8.9%, Due 12/2011)(3)	5,001,100	4,900,000
SGS International, Inc.	Service—digital imaging and graphics	Senior Term Debt (7.9%, Due 12/2011)(3)	1,611,921	1,616,724
Stolle Machinery Company	Manufacturing—can-making equipment and parts	Senior Term Debt (7.9%, Due 9/2012)(3)	500,100	502,491
Survey Sampling, LLC	Service—telecommunications-based sampling	Senior Term Debt (7.9%, Due 5/2011)(3)	3,309,714	3,282,178
Triad Laboratory Alliance, LLC	Service—regional medical laboratories	Senior Term Debt (8.6%, Due 12/2011)(3)(5)	4,953,549	4,912,813
US Investigative Services, Inc.	Service—background investigations	Senior Term Debt (7.9%, Due 9/2012)(3)	10,923,253	10,910,191
Wastequip, Inc.	Service—process and transport waste materials	Senior Term Debt (7.6%, Due 2/2013)(3)	2,066,465	2,081,963
WaveDivision Holdings, LLC	Service—cable	Senior Term Debt (7.8%, Due 6/2014)(3)	1,925,440	1,929,600
West Corporation	Service—business process outsourcing	Senior Term Debt (7.8%, Due 10/2013)(3)	10,814,753	10,826,161

Total Non-Control/Non-Affiliate Investments			$138,567,741	$138,168,612

CONTROL INVESTMENTS
A. Stucki Company	Manufacturing—railroad cars and accessories	Senior Term Debt (9.8% Due 3/2012)(6)	15,000,000	15,000,000
		Senior Term Debt (12.1% Due 3/2012)(6)(11)	11,000,000	11,000,000
		Senior Subordinated Term Debt (13% Due 3/2014)(6)	5,485,760	5,485,760
		Preferred Stock(4)(6)	4,386,686	4,386,686
		Common Stock(4)(6)	129,956	129,956

			36,002,402	36,002,402
Acme Cryogenics, Inc.	Manufacturing—manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013)(5)(6)	$14,500,000	$14,481,875
		Redeemable Preferred Stock(4)(6)	6,983,785	6,983,785
		Common Stock(4)(6)	1,045,181	1,045,181
		Common Stock Warrants(4)(6)	24,686	24,686

			22,553,652	22,535,527
Chase II Holdings Corp.	Manufacturing—traffic doors	Revolving Credit Facility (9.8% Due 3/2008)(7)	1,900,000	1,900,000
		Senior Term Debt (9.8%, Due 3/2011)(5)	11,000,000	11,000,000
		Senior Term Debt (12.0% Due 3/2011)(5)(11)	8,000,000	8,000,000
		Subordinated Term Debt (13% Due 3/2013)(5)	6,167,810	6,167,810
		Redeemable Preferred Stock(4)	6,960,806	3,120,070
		Common Stock(4)	61,384	—

			34,090,000	30,187,880
Hailey Transport Corporation	Retail and Service—school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012)(5)	4,000,000	4,000,000
		Preferred Stock(4)	2,500,000	3,184,874

			6,500,000	7,184,874
Quench Holdings Corp.	Service—sales, installation and service of water coolers	Revolving Credit Facility (9.3%, Due 3/2009)(5)(8)	1,900,000	1,900,000
		Senior Term Debt (9.3%, Due 3/2011)(5)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011)(5)	8,000,000	8,000,000
		Common Stock(4)	3,256,318	3,205,808

			17,156,318	17,105,808

Total Control Investments			$116,302,372	$113,016,491

AFFILIATE INVESTMENTS
Noble Logistics, Inc.	Service—aftermarket auto parts delivery	Revolving Credit Facility (9.3%, Due 12/2009)(5)(9)	$2,000,000	$1,995,000
		Senior Term Debt (9.3%, Due 12/2011)(5)(6)	7,000,000	7,008,750
		Senior Term Debt (11.3% Due 3/2011)(5)(6)(11)	7,000,000	7,008,750
		Senior Subordinated Term Debt (12.3% Due 8/2007)(5)(6)	500,000	500,000
		Preferred Stock(4)(6)	1,750,000	1,750,000
		Common Stock(4)(6)	1,500,000	1,500,000

			19,750,000	19,762,500

Total Affiliate Investments			$19,750,000	$19,762,500

Total Investments			$274,620,113	$270,947,603

(1)
Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)
Percentage represents the weighted average interest rates in effect at March 31, 2007 and due date represents the contractual maturity date.

(3)
Marketable securities are valued based on the indicative bid price, as of March 31, 2007, from the respective originating syndication agent's trading desk.

(4)
Security is non-income producing.

(5)
Valued using Standard & Poor's Securities Evaluations, Inc. opinions of value at March 31, 2007.

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

(11)
Last out tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the last out trance is paid after the senior debt.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30, 2007	Three months ended September 30, 2006
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$4,079,994	$2,387,375
Control investments	2,612,412	1,256,303
Affiliate investments	374,887	—
Cash and cash equivalents	60,419	569,580

Total interest income	7,127,712	4,213,258
Other income	28,457	670

Total investment income	7,156,169	4,213,928

EXPENSES
Base management fee (Refer to Note 4)	452,630	861,893
Loan servicing fee (Refer to Note 4)	1,259,651	—
Administration fee (Refer to Note 4)	227,767	124,861
Interest expense	2,023,075	—
Amortization of deferred finance costs	216,363	—
Stockholder related costs	157,340	65,100
Professional fees	110,255	88,040
Insurance expense	73,129	67,626
Directors fees	67,472	56,250
Taxes and licenses	41,325	41,337
General and administrative expenses	35,343	24,935

Expenses before credit from Adviser	4,664,350	1,330,042

Credits to base management fee (Refer to Note 4)	(502,719)	—

Total expenses net of credit to base management fee	4,161,631	1,330,042

NET INVESTMENT INCOME	2,994,538	2,883,886

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized loss on sale of Non-Control/Non-Affiliate investments	(3,431)	(1,934)
Net unrealized (depreciation) appreciation of Non-Control/Non-Affiliate investments	(7,307,700)	2,927
Net unrealized appreciation (depreciation) of Control investments	180,090	(36,835)
Net unrealized depreciation of Affiliate investments	(230,572)	—

Net loss on investments	(7,361,613)	(35,842)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,367,075)	$2,848,044

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.26)	$0.17

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended September 30, 2007	Six months ended September 30, 2006
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,328,549	$4,351,855
Control investments	5,177,404	2,446,605
Affiliate investments	801,450	—
Cash and cash equivalents	114,111	1,277,920

Total interest income	13,421,514	8,076,380
Other income	34,584	986

Total investment income	13,456,098	8,077,366

EXPENSES
Base management fee (Refer to Note 4)	812,319	1,663,202
Loan servicing fee (Refer to Note 4)	2,454,069	—
Administration fee (Refer to Note 4)	435,581	240,250
Interest expense	3,437,337	—
Amortization of deferred finance costs	426,203	—
Professional fees	265,921	167,788
Stockholder related costs	195,229	158,866
Insurance expense	136,070	140,237
Directors fees	122,272	99,500
Taxes and licenses	83,132	98,444
General and administrative expenses	91,477	44,029

Expenses before credit from Adviser	8,459,610	2,612,316

Credits to base management fee (Refer to Note 4)	(886,594)	—

Total expenses net of credit to base management fee	7,573,016	2,612,316

NET INVESTMENT INCOME	5,883,082	5,465,050

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized (loss) gain on sale of Non-Control/Non-Affiliate investments	(51,678)	1,339
Net unrealized depreciation of Non-Control/Non-Affiliate investments	(7,836,345)	(1,136,784)
Net unrealized appreciation (depreciation) of Control investments	5,453,959	(204,513)
Net unrealized appreciation of Affiliate investments	454,373	—

Net loss on investments	(1,979,691)	(1,339,958)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,903,391	$4,125,092

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.24	$0.25

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Six months ended September 30, 2007	Six months ended September 30, 2006
Operations:
Net investment income	$5,883,082	$5,465,050
Realized (loss) gain on sale of investments	(51,678)	1,339
Unrealized depreciation of portfolio	(1,928,013)	(1,341,297)

Net increase in net assets from operations	3,903,391	4,125,092

Capital transactions:
Shelf offering registration costs	(31,508)	(33,128)
Dividends	(7,452,045)	(6,955,245)

Total decrease in net assets from capital transactions	(7,483,553)	(6,988,373)
Total decrease in net assets	(3,580,162)	(2,863,281)
Net Assets
Beginning of period	222,818,509	229,841,697

End of period	$219,238,347	$226,978,416

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended September 30, 2007	Six months ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$3,903,391	$4,125,092
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(113,784,083)	(49,477,779)
Principal repayments of investments	38,306,176	6,838,467
Proceeds from the sale of investments	5,809,471	16,549,229
Net unrealized depreciation of investment portfolio	1,928,013	1,341,297
Net realized loss (gain) on sales of investments	51,678	(1,339)
Net amortization of premiums and discounts	218,246	85,348
Amortization of deferred finance costs	426,203	—
Increase in interest receivable	(694,945)	(532,967)
Decrease in due from custodian	10,258,303	—
Increase in prepaid assets	(163,979)	(176,467)
(Increase) decrease in other assets	(195,464)	101,333
(Decrease) increase in other liabilities	(15,815)	11,615
Increase in administration fee payable to Administrator (See Note 4)	65,523	14,859
Increase in base management fee payable to Adviser (See Note 4)	253,591	1,096,444
Decrease in loan servicing fee payable to Adviser (See Note 4)	(5,521)	—
Increase (decrease) in accrued expenses	495,566	(212,746)

Net cash used in operating activities	(53,143,646)	(20,237,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit	147,100,000	—
Repayments of line of credit	(101,050,000)	—
Deferred finance costs	(22,285)	—
Shelf offering registration costs	(31,508)	(33,128)
Distributions paid	(7,452,045)	(6,955,245)

Net cash provided by (used in) financing activities	38,544,162	(6,988,373)

NET DECREASE IN CASH AND CASH EQUIVALENTS(1)	(14,599,484)	(27,225,987)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,788,941	75,672,605

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,189,457	$48,446,618

(1)
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Three months ended September 30, 2007	Three months ended September 30, 2006
Per Share Data(1)
Balance at beginning of period	$13.73	$13.75
Income from investment operations:
Net investment income(2)	0.18	0.17
Realized loss on sale of investments(2)	—	—
Net unrealized depreciation of investments(2)	(0.44)	—

Total from investment operations	(0.26)	0.17

Distributions	(0.23)	(0.21)

Net asset value at end of period	$13.24	$13.71

Per share market value at beginning of period	$14.21	$14.82
Per share market value at end of period	12.84	14.60
Total Return(3)	(8.04)%	(0.04)%
Shares outstanding at end of period	16,560,100	16,560,100
Ratios/Supplemental Data
Net assets at end of period	$219,238,347	$226,978,416
Average net assets(4)	$223,254,321	$226,140,157
Ratio of expenses to average net assets(5)(6)	8.36%	2.35%
Ratio of net expenses to average net assets(5)(7)	7.46%	2.35%
Ratio of net investment income to average net assets(5)	5.37%	5.10%

(1)
Based on actual shares outstanding at the end of the corresponding period.

(2)
Based on weighted average basic per share data.

(3)
Total return equals the change in the market value of the Company's common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account dividends that may be characterized as a return of capital. For further information on estimated character of our dividends please refer to Note 8.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
FINANCIAL HIGHLIGHTS
(UNAUDITED)

	Six months ended September 30, 2007	Six months ended September 30, 2006
Per Share Data(1)
Balance at beginning of period	$13.46	$13.88
Income from investment operations:
Net investment income(2)	0.35	0.33
Realized (loss) gain on sale of investments(2)	—	—
Net unrealized depreciation of investments(2)	(0.12)	(0.08)

Total from investment operations	0.23	0.25

Distributions	(0.45)	(0.42)

Net asset value at end of period	$13.24	$13.71

Per share market value at beginning of period	$14.87	$14.90
Per share market value at end of period	12.84	14.60
Total Return(3)	(10.73)%	0.87%
Shares outstanding at end of period	16,560,100	16,560,100
Ratios/Supplemental Data
Net assets at end of period	$219,238,347	$226,978,416
Average net assets(4)	$223,091,437	$226,929,612
Ratio of expenses to average net assets(5)(6)	7.58%	2.30%
Ratio of net expenses to average net assets(5)(7)	6.79%	2.30%
Ratio of net investment income to average net assets(5)	5.27%	4.82%

(1)
Based on actual shares outstanding at the end of the corresponding period.

(2)
Based on weighted average basic per share data.

(3)
Total return equals the change in the market value of the Company's common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account dividends that may be characterized as a return of capital. For further information on estimated character of our dividends please refer to Note 8.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1. ORGANIZATION

        Gladstone Investment Corporation (the "Company") was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005 and completed an initial public offering on June 22, 2005. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, the Company has elected to be treated for tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). The Company's investment objectives are to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses.

        Gladstone Business Investment, LLC ("Business Investment"), a wholly-owned subsidiary of the Company, was established on August 11, 2006 for the sole purpose of owning the Company's portfolio of investments in connection with the establishment of its line of credit facility with Deutsche Bank AG. The financial statements of Business Investment are consolidated with those of the Company.

        The Company is externally managed by Gladstone Management Corporation ("GMC" or the "Adviser"), an unconsolidated affiliate of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

        Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission ("SEC") on May 31, 2007.

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

Cash and Cash Equivalents

        The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include commercial paper and money-market funds. All of the Company's cash at September 30, 2007 was deposited with two financial institutions, and the Company's balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

Classification of Investments

        The 1940 Act requires classification of the Company's investments by its respective level of control. As defined in the 1940 Act, "Control investments" are investments in those portfolio companies that the Company is deemed to "Control." "Affiliate investments" are investments in those portfolio companies that are "Affiliated companies" of the Company, as defined in the 1940 Act, other than Control investments. "Non-Control/Non-Affiliate investments" are those that are neither Control investments nor Affiliate investments. In general, the 1940 Act prescribes that the Company has control over a portfolio company if it owns greater than 25% of the voting securities of the portfolio company. The Company is deemed to be an affiliate of a portfolio company if it owns between 5% and 25% of the voting securities of such portfolio company or has one or more seats on the affiliated company's board of directors. However, if the Company holds 50% or more contractual representation on a portfolio company's board of directors, the Company will be deemed to have control over the portfolio company.

Investment Valuation

        The Company carries its investments at fair value, as determined by its Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Securities for which a limited market exists, such as certain participations in syndicated loans, are valued at the indicative bid price on or near the valuation date from the respective originating syndication agent's trading desk. Debt and equity securities that are not publicly traded, or for which a limited market does not exist, are valued at fair value based on the Company's valuation policy. The Company's Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.

        The procedures for the determination of the fair value of the Company's debt securities that that are not publicly traded and that are issued by portfolio companies where the Company has no equity, or equity-like securities, rely on the opinions of value submitted to it by Standard & Poor's Securities Evaluations, Inc. ("SPSE"). The Company may also submit paid in kind ("PIK") interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company's investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser's supplemental assessment and recommendation regarding valuation of each of these investments. Lastly, the Company adds any amortized original issue discount ("OID") interest to the fair value, unless adverse factors lead to a determination of a lesser valuation.

        The fair value of convertible debt, equity, success or exit fees or other equity-like securities is determined based on the collateral, the enterprise value of the issuer, the issuer's ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow or other pertinent factors. In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts.

        Debt securities that are issued by portfolio companies where the Company has equity, or equity-like securities are valued at cost, if there is adequate total enterprise value determined when valuing the Company's equity securities of the portfolio company. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

        The Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value, and votes whether or not to accept the recommended valuation of the Company's investment portfolio.

        Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned. Because there is a delay between when the Company closes an investment and when the investment can be evaluated by SPSE, new investments are not valued immediately by SPSE; rather, the Adviser makes its own determination about the recommended value of these investments in accordance with the Company's valuation policy without the input of SPSE during the specific quarter in which the investment is made. Because SPSE does not currently perform independent valuations of mortgage loans or equity securities for the Company, the Adviser also determines a recommendation for the fair value of these investments, if any, without the input of SPSE. The Adviser considers a number of qualitative and quantitative factors in current market conditions when performing valuations. The Board of Directors then determines whether or not to accept the Adviser's recommendations for the aggregate valuation of the Company's portfolio of investments. The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

Interest and Dividend Income Recognition

        Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At September 30, 2007, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million at September 30, 2007, or less than 1% of the cost basis of all loans in the Company's portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. To date, the Company has not accrued any dividend income.

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

        The Adviser receives fees for other services it provides to the Company's portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment. The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When the Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee and the loan servicing fee that the Company pays to its Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

        The Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to the Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by the Adviser when earned and are not credited against the base management fee.

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

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

        Realized gain or loss is recognized when an investment is disposed of and is computed as the difference between the Company's cost basis in the investment at the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation displays the difference between the fair market value of the investment and the cost basis of such investment.

Deferred Finance Costs

        Costs associated with the Company's line of credit facility with Deutsche Bank AG are deferred and amortized over the life of the credit facility, generally for a period of one year.

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

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2006. The Company adopted this Interpretation on April 1, 2007. The adoption of FIN 48 did not have an impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year ended March 31, 2009. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. SAB 108 does not change the SEC's previous guidance in SAB No. 99, "Materiality," on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant's previous method for quantifying misstatements. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

        In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140 ("SFAS No. 155"). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. The statement also resolves and clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 on April 1, 2007 and the adoption did not have an impact on the Company's consolidated financial statements.

NOTE 3. INVESTMENTS

Non-Control/Non-Affiliate Investments

        At September 30, 2007 and March 31, 2007, the Company held investments in Non-Control/Non-Affiliates of approximately $209.1 million and $138.6 million, at cost, respectively. These investments are comprised primarily of syndicated loan participations of senior notes of both public and private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. At September 30, 2007 and March 31, 2007, the Company's investments, at cost, in Non-Control/Non-Affiliates represented approximately 95% and 62%, respectively, of the Company's net assets.

Control and Affiliate Investments

        At September 30, 2007, the Company had investments of approximately $106.3 million, at cost, in revolving credit facilities, senior debt and subordinated debt of six portfolio companies. In addition, at September 30, 2007, the Company had invested approximately $28.6 million in preferred and common equity of those companies.

        At September 30, 2007 and March 31, 2007, the Company's investments in Control investments, at cost, represented approximately 53% and 52%, respectively, of the Company's net assets. Also at September 30, 2007 and March 31, 2007, the Company's investments, at cost, in Affiliate investments represented approximately 8% and 9%, respectively, of the Company's net assets.

Investment Concentrations

        Approximately 79% of the aggregate fair value of the Company's investment portfolio at September 30, 2007 consisted of senior debt, approximately 6% was senior subordinated debt,

approximately 4% was subordinated debt and approximately 11% was preferred and common equity securities. At September 30, 2007, the Company had approximately $344 million invested in 59 portfolio companies. The following table outlines the Company's investments by type at September 30, 2007 and March 31, 2007:

	September 30, 2007		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$276,427,571	$268,116,852	$207,367,741	$206,981,112
Senior Subordinated Term Debt	24,614,442	19,985,760	24,485,760	24,467,635
Subordinated Term Debt	14,077,810	14,077,810	14,167,810	14,167,810
Preferred & Common Equity Securities	28,898,802	36,237,680	28,598,802	25,331,046

Total Investments	$344,018,625	$338,418,102	$274,620,113	$270,947,603

        Investments at fair value consisted of the following industry classifications at September 30, 2007 and March 31, 2007:

	September 30, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Automobile	$2,388,203	0.7%	1.1%	$8,504,666	3.1%	3.8%
Beverage, Food & Tobacco	3,860,325	1.1%	1.8%	3,413,874	1.3%	1.5%
Broadcasting & Entertainment	975,056	0.3%	0.4%	—	—	—
Buildings & Real Estate	14,138,845	4.2%	6.4%	3,003,750	1.1%	1.3%
Cargo Transport	21,613,024	6.4%	9.9%	21,844,463	8.1%	9.8%
Chemicals, Plastics & Rubber	26,476,079	7.8%	12.1%	22,535,527	8.3%	10.1%
Containers, Packaging and Glass	11,265,938	3.3%	5.1%	999,975	0.4%	0.4%
Diversified/Conglomerate Manufacturing	34,139,858	10.1%	15.6%	32,563,400	12.0%	14.6%
Diversified/Conglomerate Service	44,179,915	13.1%	20.2%	27,374,081	10.1%	12.3%
Ecological	485,000	0.1%	0.2%	—	—	—
Electronics	14,924,996	4.4%	6.8%	6,758,294	2.5%	3.0%
Healthcare, Education and Childcare	45,016,486	13.3%	20.5%	31,296,111	11.6%	14.0%
Home & Office Furnishings	17,362,491	5.1%	7.9%	17,105,808	6.3%	7.7%
Machinery	54,902,881	16.2%	25.0%	41,480,716	15.3%	18.6%
Mining, Steel, Iron and Precious Metals	4,950,000	1.5%	2.3%	—	—	—
Oil & Gas	—	—	—	3,851,943	1.4%	1.7%
Personal, Non-durable Consumer Products	7,099,519	2.1%	3.2%	1,492,472	0.6%	0.7%
Personal, Food, & Miscellaneous Services	5,538,418	1.6%	2.5%	16,905,483	6.2%	7.6%
Printing, Publishing, Broadcasting	15,387,301	4.5%	7.0%	18,590,084	6.9%	8.3%
Retail Stores	859,649	0.3%	0.4%	1,407,018	0.5%	0.6%
Telecommunications	12,854,119	3.7%	5.9%	9,246,854	3.4%	4.1%
Textiles & Leather	—	—	—	2,573,084	0.9%	1.2%

Total Investments	$338,418,102	100%		$270,947,603	100%

        The investments at fair value consisted of the following geographic regions of the United States and Canada at September 30, 2007 and March 31, 2007:

	September 30, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$145,722,631	43.1%	66.5%	$94,257,169	34.8%	42.3%
Midwest	107,700,975	31.8%	49.1%	88,508,725	32.7%	39.7%
Northeast	13,544,944	4.0%	6.2%	14,879,654	5.5%	6.7%
Southeast	38,636,723	11.4%	17.6%	36,357,555	13.4%	16.3%
West	29,032,829	8.6%	13.2%	36,944,500	13.6%	16.6%
Canada	3,780,000	1.1%	1.7%	—	—	—

Total Investments	$338,418,102	100.0%		$270,947,603	100.0%

        The geographic region depicts the location of the headquarters for the Company's portfolio companies. A portfolio company may have a number of other locations in other geographic regions.

Investment Principal Amortization

        The following table summarizes the contractual principal amortization and maturity of the Company's investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended March 31,	Amount
2008	$7,302,577
2009	10,098,966
2010	9,597,716
2011	50,578,462
2012	46,511,482
Thereafter	190,829,882

Total contractual repayments	$314,919,085

Investments in equity securities	$28,898,802
Unamortized premiums on debt securities	200,738

Total	$344,018,625

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

        The Company has entered into an investment advisory and management agreement with the Adviser (the "Advisory Agreement"), which is controlled by the Company's chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees, as compensation for its services, consisting of a base management fee and an incentive fee.

        The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%. The base management fee was initially computed on the basis of the average value of the Company's gross invested assets at the end of the two most recently completed quarters, which were total assets less the cash proceeds and cash and cash equivalents from the proceeds of the Company's initial public offering that were not invested in debt and equity securities of portfolio companies. Beginning on January 1, 2007, the base management fee is computed on the basis of the value of the Company's average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. This new calculation was originally scheduled to begin in periods after March 31, 2006; however, the Company's Board of Directors accepted voluntary waivers from the Adviser that allowed the initial calculation of the base management fee to be effective through December 31, 2006.

        On April 11, 2007, the Company's Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. This waiver remains in effect and was applied during the three and six months ended September 30, 2007.

        When the Adviser receives fees from portfolio companies, as discussed in Note 2 under "Services Provided to Portfolio Companies," 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

        For the three months ended September 30, 2007 and 2006, the Company incurred base management fees to the Adviser of $452,630 (after reductions for loan servicing fees received by the Adviser) and $861,893, respectively. For the six months ended September 30, 2007 and 2006, the Company incurred base management fees to the Adviser of $812,319 (after reductions for loan servicing fees) and $1,663,202, respectively. For the three months ended September 30, 2007, the Company recognized aggregate credits against the base management fee of $502,719, which is comprised of $441,469 resulting from reduced fees on syndicated loan participations and $61,250 resulting from investment banking fees paid to the Adviser during the period. For the six months ended September 30, 2007, the Company recognized aggregate credits against the base management fee of $886,594, which is comprised of $734,469 resulting from reduced fees on syndicated loan participations and $152,125 resulting from investment banking fees paid to the Adviser during the period. As of September 30, 2007, a resulting base management fee credit of $50,089 was unpaid and is included as a reduction in fees due to Adviser in the accompanying consolidated statements of assets and liabilities. The amount due to Adviser of $227,687 also includes loan servicing fees due to the Adviser of $277,776 as discussed below. At March 31, 2007, a base management fee credit of $303,679 was unpaid and included in fees due from Adviser in the accompanying consolidated statements of assets and liabilities which was offset by loan servicing fees due to the Adviser of $283,296, resulting in $20,383 due from the Adviser as discussed below.

        In addition, the Adviser services the loans held by Business Investment, in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions against the 2.0% base management fee payable to the Adviser. Overall, the base management fee due to the Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

        For the three and six months ended September 30, 2007, the Company recorded loan servicing fees to the Adviser of $1,259,651 and $2,454,069, respectively, of which $277,776 was unpaid at September 30, 2007. At March 31, 2007 there were $283,296 of loan servicing fees due to the adviser that were included as a credit in fees due from the Adviser in the accompanying consolidated statements of assets and liabilities, offsetting the base management fee credit due to the Company from the Adviser at that date.

        The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company's quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the "hurdle rate").

The Company will pay the Adviser an income incentive fee with respect to the Company's pre-incentive fee net investment income in each calendar quarter as follows:

  •
  no incentive fee in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle rate (7% annualized);

  •
  100% of the Company's pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

  •
  20% of the amount of the Company's pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

        The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company's realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company's inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company's portfolio.

        Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for any of the three or six months ended September 30, 2007 or September 30, 2006.

Administration Agreement

        The Company has entered into an administration agreement (the "Administration Agreement") with Gladstone Administration, LLC ("Gladstone Administration" or the "Administrator"), a wholly-owned subsidiary of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services. The Administration Agreement provides for payments equal to the Company's allocable portion of the Administrator's overhead expenses in performing its obligations under the Administration Agreement, including but not limited to, rent for employees of the Administrator and the allocable portion of salaries and benefits expenses of the Company's chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company recorded fees to the Administrator on the consolidated statements of operations of $227,767 and $124,861 for the three months ended September 30, 2007 and 2006, respectively. The Company recorded fees to the Administrator on the consolidated statements of operations of $435,581 and $240,250 for the six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and March 31, 2007, $227,767 and $162,244, respectively, was unpaid and included in the administration fee payable to the Administrator in the accompanying consolidated statements of assets and liabilities.

Purchase of Investments from Affiliate

        During April 2007, the Company purchased from its affiliate, Gladstone Capital Corporation ("Gladstone Capital"), certain of its investments in syndicated loan participations at market value for approximately $9.7 million. These purchases reflect the settlement of transactions initiated in March 2007. An independent broker was engaged to execute these transactions between the Company and Gladstone Capital. The independent broker accepted the quotes from the respective agent bank for each syndicated loan and then executed these transactions between the Company and Gladstone Capital.

NOTE 5. LINE OF CREDIT

        Through the Company's wholly-owned subsidiary, Business Investment, the Company has obtained a $200 million revolving credit facility (the "Credit Facility"). On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein. Simultaneously, Business Investment executed a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch ("Deutsche Bank"), as administrative agent, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. On March 29, 2007, the Company increased its capacity under the Credit Facility from $100 million to $200 million. Availability under the Credit Facility was originally scheduled to terminate on October 18, 2007, however, on that date the Company amended and extended the Credit Facility such that availability under the Credit facility will terminate on October 16, 2008, unless extended in the discretion of the lenders at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity. The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable. Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate ("LIBOR"), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

        The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company's credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of September 30, 2007, Business Investment was in compliance with all of the facility covenants. As of September 30, 2007 there were $146.1 million of borrowings outstanding under the Credit Facility at an interest rate of approximately 5.71% and the remaining borrowing capacity under the Credit Facility was approximately $54 million.

        The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank is also the trustee of the account and once a month remits the collected funds to the Company. At September 30, 2007, the amount due from the custodian was $2.4 million.

        The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain "asset coverage" with respect to "senior securities representing indebtedness" of at least 200%, in accordance with Section 18 of the 1940 Act. As of September 30, 2007, the Company was in compliance with the covenants under the performance guaranty.

NOTE 6. COMMON STOCK

        As of September 30, 2007 and March 31, 2007, 100,000,000 shares of $0.001 par value common stock were authorized and 16,560,100 shares were outstanding.

NOTE 7. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

        The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Six months ended September 30, 2007	Six months ended September 30, 2006
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(4,367,075)	$2,848,044	$3,903,391	$4,125,092
Denominator for basic and diluted shares	16,560,100	16,560,100	16,560,100	16,560,100

Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.26)	$0.17	$0.24	$0.25

NOTE 8. DIVIDENDS

        The Company is required to pay out as a dividend 90% of its ordinary income and realized net short-term capital gains in excess of realized net short-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, three monthly dividends are declared each quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax. The Company currently pays a monthly dividend. The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year. The Company's Board of Directors declared the following monthly dividends for the six months ended September 30, 2007 and 2006:

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

        The Company's Board of Directors estimates the source of the distributions listed above at the time of their declaration as required by Section 19(a) of the 1940 Act. The following estimates were made by the Board of Directors during the quarter ended September 30, 2007:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2007	$0.070	$0.005	$0.075
August 31, 2007	0.075	—	0.075
July 31, 2007	0.069	0.006	0.075

        For dividends declared subsequent to quarter end, the following estimates have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
December 31, 2007	$0.080	$—	$0.080
November 30, 2007	0.080	—	0.080
October 31, 2007	0.080	—	0.080

        Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company's monthly dividends and distributions will come from ordinary income, capital gains, and returns of capital. Subsequent to quarter end, the following corrections were made to the above listed estimates:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2007	$0.054	$0.021	$0.075
August 31, 2007	0.056	0.019	0.075
July 31, 2007	0.072	0.003	0.075

        On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company's Legal Notice System (LENS) and also sends our to its registered shareholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution provided above and in the Company's 19(a) notices are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes year cannot be determined until the final books and records of the Company are finalized for the calendar year. These estimates are made solely in order to comply with the requirements of Section 19(a) of 1940 Act and should not be relied upon for tax reporting or any other purposes. Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount.

NOTE 9. CONTRACTUAL OBLIGATIONS

        As of September 30, 2007, the Company was a party to signed and non-binding term sheets for two buyout investments totaling approximately $39.9 million. The future scheduled contractual payments at September 30, 2007 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	39,850,000	39,850,000

Total	$39,850,000	$39,850,000	$—	$—	$—

        In October 2007, all of the investment purchase obligations summarized above were funded. (Refer to Note 10 below for more information).

NOTE 10. SUBSEQUENT EVENTS

Investments

        On October 16, 2007, the Company invested approximately $17.1 million in Danco Machine DPMS, Inc. ("Danco"). The investment consisted of approximately $2.5 million in preferred stock and warrants to purchase common stock of Danco and approximately $14.6 million of senior and subordinated notes from Danco. Founded in 1979, Danco provides machining and sheet metal work for short-run prototype and R&D work, as well as long-run production.

        Also on October 16, 2007, the Company extended a revolving credit facility to B-Dry, LLC, an existing portfolio company, with a total borrowing capacity of $750,000. As of October 29, 2007, there was $481,000 drawn on the facility leaving $269,000 available for future borrowings.

        On October 23, 2007, the Company extended an equipment note to Quench USA, LLC, a subsidiary of Quench Holdings Corp., for approximately $370,000 that will allow Quench USA, LLC to acquire equipment for use in its operating activities.

        On October 24, 2007, the Company invested approximately $20.4 million in Cavert Wire Company, Inc. ("Cavert"). The investment consisted of approximately $4.2 million in common and preferred stock and approximately $16.2 million of senior and subordinated notes, including a revolving credit facility. Cavert is a manufacturer and distributor of bailing wire and is the largest supplier of non-galvanized bailing wire in the United States.

        In October 2007, the Company received the full repayment of two syndicated loan investments of approximately $9.8 million. The Company also sold two syndicated loan participations for aggregate proceeds of approximately $9.9 million and recognized a net loss on the transactions of approximately $0.1 million.

Shelf Registration Statement

        On October 2, 2007, the SEC declared effective the Company's shelf registration statement on Form N-2 (File No. 333-138008) (the "Registration Statement.") The Registration Statement would permit the Company to issue, through one or more transactions, up to an aggregate of $300 million in securities, which may consist of common stock, preferred stock and/or debt securities.

Line of Credit

        On October 18, 2007, the Company, through its wholly-owned subsidiary, Business Investment, amended and extended its credit agreement which was originally established on October 19, 2006. In conjunction with this amendment and extension, Business Investment, the Adviser and Deutsche Bank AG entered into Amendment No. 3 to the Credit Agreement, dated October 18, 2007 (the "Amendment"). The Amendment, among other things, extended the maturity of the credit agreement to October 16, 2008 and modified certain existing definitions to the credit agreement. In connection with this amendment, Business Investment paid a $400,000 amendment fee.

Interest Rate Cap Agreement

        In October 2007, the Company entered into an interest rate cap agreement that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $20 million at a cost of $15,000. The interest rate cap agreement expires in October 2008. The agreement provides that the Company's floating interest rate or cost of funds on a portion of the portfolio's borrowings will be capped at 9% when the LIBOR rate is in excess of 9%.

Dividends

        On October 9, 2007, the Company's Board of Directors declared the following monthly dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
October 9, 2007	October 23, 2007	October 31, 2007	$0.08
October 9, 2007	November 21, 2007	November 30, 2007	$0.08
October 9, 2007	December 20, 2007	December 31, 2007	$0.08

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        All statements contained herein, other than historical facts, may constitute "forward-looking statements." These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the loss of one or more of our executive officers, in particular, David Gladstone, George Stelljes III, or Terry Lee Brubaker; (3) the impact of the investments that we make and the ability of these investments to achieve their objectives; (4) our contractual relationships with third parties; (5) the adequacy of our cash resources and working capital; (6) our ability to obtain future financing, if at all; and (7) those factors listed under the caption "Risk Factors" of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

        The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2007.

OVERVIEW

        We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005 we completed an initial public offering and commenced operations. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans and common stock and senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

Our Investment Strategy

        We seek to achieve returns from current income from senior, subordinated and mezzanine debt, and capital gains from preferred stock and warrants to purchase common stock that we purchase in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams. Our investments generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes. We intend to invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were investing alone.

        We expect that our target portfolio over time will include mostly subordinated loans, mezzanine debt, preferred stock, and warrants to buy common stock. Structurally, subordinated loans and mezzanine loans usually rank lower in priority of payment to senior debt, such as senior bank debt, and may be unsecured. However, subordinated debt and mezzanine loans rank senior to common and preferred equity in a borrower's capital structure. Typically, subordinated debt and mezzanine loans have elements of both debt and equity instruments, offering returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity position. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, mezzanine debt generally earns a higher return than senior secured debt. Any warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a "put" feature, which permits the holder to sell its equity interest back to the borrower at a price determined through a pre-determined formula.

Non-Control/Non-Affiliate Investments

        We invested a substantial portion of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be originated more quickly than investments in companies undergoing a buyout or recapitalization. We employed this strategy in order to quickly invest our initial capital to generate current income, and have continued this strategy in order to build a portfolio that may be securitized in the future to obtain financing to pay down borrowings and invest in additional buyout and recapitalization investments. At September 30, 2007, we had investments in 52 such syndicated loans. There can be no guarantee that we will be able to successfully securitize any loans in our portfolio.

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

        At September 30, 2007 and March 31, 2007, we held investments in Non-Control/Non-Affiliates of approximately $209.1 million and $138.6 million, at cost, respectively. These investments were comprised primarily of syndicated loan participations of senior notes of both public and private companies and also non-syndicated loan investments where we do not have a significant ownership interest in the portfolio company. We expect to continue purchasing syndicated loans using borrowings from our credit facility.

Control and Affiliate Investments

        At September 30, 2007, we had investments of approximately $106.3 million, at cost, in revolving credit facilities, senior debt and subordinated debt of six portfolio companies. In addition, at September 30, 2007, we had invested approximately $28.6 million in preferred and common equity of those companies. These investments are the result of buyout and recapitalization transactions and represent our primary investment focus.

Investment Concentrations

        Approximately 79% of the aggregate fair value of our investment portfolio at September 30, 2007 was comprised of senior debt, approximately 6% was senior subordinated debt, approximately 4% was subordinated debt and approximately 11% was preferred and common equity securities. At

September 30, 2007, we had approximately $344 million invested in 59 portfolio companies. The following table outlines our investments by type at September 30, 2007 and March 31, 2007:

	September 30, 2007		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$276,427,571	$268,116,852	$207,367,741	$206,981,112
Senior Subordinated Term Debt	24,614,442	19,985,760	24,485,760	24,467,635
Subordinated Term Debt	14,077,810	14,077,810	14,167,810	14,167,810
Preferred & Common Equity Securities	28,898,802	36,237,680	28,598,802	25,331,046

Total Investments	$344,018,625	$338,418,102	$274,620,113	$270,947,603

        Investments at fair value consisted of the following industry classifications at September 30, 2007 and March 31, 2007:

	September 30, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Automobile	$2,388,203	0.7%	1.1%	$8,504,666	3.1%	3.8%
Beverage, Food & Tobacco	3,860,325	1.1%	1.8%	3,413,874	1.3%	1.5%
Broadcasting & Entertainment	975,056	0.3%	0.4%	—	—	—
Buildings & Real Estate	14,138,845	4.2%	6.4%	3,003,750	1.1%	1.3%
Cargo Transport	21,613,024	6.4%	9.9%	21,844,463	8.1%	9.8%
Chemicals, Plastics & Rubber	26,476,079	7.8%	12.1%	22,535,527	8.3%	10.1%
Containers, Packaging and Glass	11,265,938	3.3%	5.1%	999,975	0.4%	0.4%
Diversified/Conglomerate Manufacturing	34,139,858	10.1%	15.6%	32,563,400	12.0%	14.6%
Diversified/Conglomerate Service	44,179,915	13.1%	20.2%	27,374,081	10.1%	12.3%
Ecological	485,000	0.1%	0.2%	—	—	—
Electronics	14,924,996	4.4%	6.8%	6,758,294	2.5%	3.0%
Healthcare, Education and Childcare	45,016,486	13.3%	20.5%	31,296,111	11.6%	14.0%
Home & Office Furnishings	17,362,491	5.1%	7.9%	17,105,808	6.3%	7.7%
Machinery	54,902,881	16.2%	25.0%	41,480,716	15.3%	18.6%
Mining, Steel, Iron and Precious Metals	4,950,000	1.5%	2.3%	—	—	—
Oil & Gas	—	—	—	3,851,943	1.4%	1.7%
Personal, Non-durable Consumer Products	7,099,519	2.1%	3.2%	1,492,472	0.6%	0.7%
Personal, Food, & Miscellaneous Services	5,538,418	1.6%	2.5%	16,905,483	6.2%	7.6%
Printing, Publishing, Broadcasting	15,387,301	4.5%	7.0%	18,590,084	6.9%	8.3%
Retail Stores	859,649	0.3%	0.4%	1,407,018	0.5%	0.6%
Telecommunications	12,854,119	3.7%	5.9%	9,246,854	3.4%	4.1%
Textiles & Leather	—	—	—	2,573,084	0.9%	1.2%

Total Investments	$338,418,102	100%		$270,947,603	100%

        The investments at fair value consisted of the following geographic regions of the United States and Canada at September 30, 2007 and March 31, 2007:

	September 30, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$145,722,631	43.1%	66.5%	$94,257,169	34.8%	42.3%
Midwest	107,700,975	31.8%	49.1%	88,508,725	32.7%	39.7%
Northeast	13,544,944	4.0%	6.2%	14,879,654	5.5%	6.7%
Southeast	38,636,723	11.4%	17.6%	36,357,555	13.4%	16.3%
West	29,032,829	8.6%	13.2%	36,944,500	13.6%	16.6%
Canada	3,780,000	1.1%	1.7%	—	—	—

Total Investments	$338,418,102	100.0%		$270,947,603	100.0%

        The geographic region depicts the location of the headquarters for the Company's portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Our Adviser and Administrator

        Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the "Administrator"), which employs our chief financial officer, chief compliance officer, controller, treasurer and their respective staffs. All of our executive officers are officers or directors, or both, of our Adviser and our Administrator.

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

        We have been externally managed by our Adviser pursuant to an investment advisory and management agreement (the "Advisory Agreement") since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the 1940 Act. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and also has offices in the states of New York, Illinois, Pennsylvania, New Jersey, Texas and Washington.

Investment Advisory and Management Agreement

        Pursuant to the Advisory Agreement we pay our Adviser fees, as compensation for its services, consisting of a base management fee and an incentive fee.

        The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%. The base management fee was initially computed on the basis of the average value of our gross invested assets at the end of the two most recently completed quarters, which were total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that were not invested in debt and equity securities of portfolio companies. Beginning on January 1, 2007, the base management fee is assessed at an annual rate of 2.0% computed on the basis of the average value of our gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. This new calculation was originally scheduled to begin in periods after March 31, 2006; however, our Board of Directors accepted voluntary waivers from our Adviser that allowed the initial calculation of the base management fee to be effective through December 31, 2006.

        On April 11, 2007, our Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. This waiver remains in effect and was applied during the three and six months ended September 30, 2007.

        When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will be credited against the base management fee that we would otherwise be required to pay to our Adviser.

        In addition, our Adviser services the loans held by Gladstone Business Investment, LLC ("Business Investment"), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment. Since we own these loans, all loan servicing fees paid to our Adviser are treated as reductions against the 2.0% base management fee. Overall, the base management fee due to our Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

        The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the "hurdle rate"). We pay our Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

Administration Agreement

        We have entered into an administration agreement with our Administrator (the "Administration Agreement") whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator's total allocable expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. Our accounting policies are more fully described in the "Notes to Consolidated Financial Statements" contained elsewhere in this report. We have identified our investment valuation process as our most critical accounting policy.

  Investment Valuation

        The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

        General Valuation Policy:    Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have been rated by a nationally recognized statistical rating organization ("NRSRO"), (such as certain participations in syndicated loans) are valued at the indicative bid price offered by the respective originating syndication agent's desk on or near the valuation date.

        Debt and equity securities that are not publicly traded, for which a limited market does not exist, or for which a limited market exists but that have not been rated by a NRSRO (or for which we have various degrees of trading restrictions) are valued at fair value as determined in good faith by or under the direction of our Board of Directors. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes the amortized original issue discount ("OID") and paid in kind ("PIK") interest, if any. We then apply the methods set out below in "Valuation Methods." Members of our Adviser's portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company's performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

        At September 30, 2007, we engaged Standard and Poor's Securities Evaluations, Inc. ("SPSE") to submit opinions of value for our debt securities that are issued to portfolio companies where we have no equity, or equity-like securities. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. We may also submit PIK interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. We also add any amortized OID interest to the fair value, unless adverse factors lead to a determination of a lesser valuation. Upon completing our collection of data with respect to the investments (including the information described under "Credit Information," the risk ratings of the loans described under "Loan Grading and Risk Rating" and the factors described under "Valuation Methods"), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

    SPSE provides evaluated price opinions which are reflective of what SPSE believes the bid side of the market would be for each loan after careful review and analysis of descriptive, market and credit information. Each price reflects SPSE's best judgment based upon careful examination of a variety of market factors. Because of fluctuation in the market and in other factors beyond its control, SPSE cannot guarantee these evaluations. The evaluations reflect the market prices, or estimates thereof, on the date specified. The prices are based on comparable market prices for similar securities. Market information has been obtained from reputable secondary market sources. Although these sources are considered reliable, SPSE cannot guarantee their accuracy.

        SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser's supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser's conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Consolidated Schedule of Investments as of September 30, 2007 included in our consolidated financial statements.

        Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy. Because SPSE does not provide values for our equity securities, our Adviser determines the recommended fair value of these investments using valuation policies approved by our Board of Directors.

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

        Loan Grading and Risk Rating:    As part of our valuation procedures we risk rate all of our investments in debt securities. For syndicated loans that have been rated by a NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO's risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

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

Company's System	First NRSRO	Second NRSRO	Gladstone Investment's Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5 and the EL is 1 to 2%
9	Ba1	BB+	PD is 10 and the EL is 2 to 3%
8	Ba2	BB	PD is 16 and the EL is 3 to 4%
7	Ba3	BB-	PD is 17.8 and the EL is 4 to 5%
6	B1	B+	PD is 22 and the EL is 5 to 6.5%
5	B2	B	PD is 25 and the EL is 6.5 to 8%
4	B3	B-	PD is 27 and the EL is 8 to 10%
3	Caa1	CCC+	PD is 30 and the EL is 10.0 to 13.3%
2	Caa2	CCC	PD is 35 and the EL is 13.3 to 16.7%
1	Caa3	CC	PD is 65 and the EL is 16.7 to 20%
0	N/a	D	PD is 85 or there is a Payment Default and the EL is greater than 20%

(a)
The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

        The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At September 30, 2007, one investment was on non-accrual and at March 31, 2007 there were no investments on non-accrual. Additionally, we do not risk rate our equity securities.

        The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2007 and March 31, 2007, representing approximately 37% and 44%, respectively, of all loans in our portfolio:

Rating	September 30, 2007	March 31, 2007
Highest	7.0	8.0
Average	5.9	5.7
Weighted Average	5.2	5.0
Lowest	2.0	2.0

        The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at September 30, 2007 and March 31, 2007, representing approximately 17% and 14%, respectively, of all loans in our portfolio at the end of each period:

Rating	September 30, 2007	March 31, 2007
Highest	9.0	8.0
Average	7.5	7.2
Weighted Average	7.6	7.3
Lowest	6.0	6.0

        For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that are currently rated by an NRSRO at September 30, 2007 and March 31, 2007, representing approximately 46% and 42%, respectively, of all loans in our portfolio:

Rating	September 30, 2007	March 31, 2007
Highest	BB/Ba2	BB-/Ba2
Average	B+/B1	B+/B1
Weighted Average	B+/B1	B+/B1
Lowest	CCC+/B2	B/B2

        Valuation Methods:    We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as certain participations in syndicated loans, at the indicative bid price offered by the respective originating syndication agent's trading desk on or near the valuation date. At September 30, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 52 debt securities in our portfolio. At March 31, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 42 debt securities in our portfolio.

        Debt securities that are issued by portfolio companies where we have an equity, or equity-like interest that are not publicly traded, for which there is no market, or for which there is a market but the securities have not been rated by a NRSRO, are valued at cost, if there is adequate total enterprise value determined when valuing our equity holdings in the borrower. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

        Debt securities that are not publicly traded and that are issued by portfolio companies where we have no equity, or equity-like securities, for which there is no market, or for which there is a market but the securities have not been rated by a NRSRO, we begin with the risk rating designation of the security as described above. Using this risk rating designation, we seek to determine the value of the security as if we intended currently to sell the security and consider some or all of the following factors:

  •
  the cost basis and the type of the security;

  •
  the nature and realizable value of the collateral;

  •
  the portfolio company's ability to make payments and discounted cash flow;

  •
  reports from portfolio company senior management and board meetings;

  •
  reported values of similar securities of the portfolio company or comparable companies; and

  •
  changes in the economy affecting the portfolio company.

        We value convertible debt, equity, success or exit fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust. At September 30, 2007 and March 31, 2007, there was no market for any of the equity securities we owned. To value convertible debt, equity, success or exit fees or other equity-like securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques also include discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales to third parties in comparable transactions, or a review of similar companies that are publicly traded and the market multiple of their equity securities. In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. At September 30, 2007 we had $28.9 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $315.1 million. At March 31, 2007, we had $28.6 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $246.0 million.

        At September 30, 2007, we had total unrealized depreciation of approximately $5.6 million, which was primarily comprised of approximately $8.3 million of net unrealized depreciation of our syndicated loan investments, offset by approximately $2.7 million of net appreciation in our Control and Affiliate investments. The syndicated loan market was extremely volatile during the quarter ended September 30, 2007 and as a result, certain of our syndicated loan investments experienced significant declines in fair market value. At March 31, 2007, we had total unrealized depreciation of approximately $3.7 million, which was primarily comprised of net unrealized depreciation of our preferred and common stock in Chase II Holdings Corp.

  Tax Status

  Federal Income Taxes

        We currently qualify and intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. It is our policy to pay out as a dividend up to 100% of those amounts.

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

  Revenue Recognition

  Interest and Dividend Income Recognition

        Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. At September 30, 2007, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million at September 30, 2007, or less than 1% of the cost basis of all loans in our portfolio. There were no accounts on non-accrual at March 31, 2007. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. To date, we have not accrued any dividend income.

  Services Provided to Portfolio Companies

        As a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. We provide these services through our Adviser, who provides these services on our behalf through its officers who are also our officers. Currently, neither we nor our Adviser charges a fee for managerial assistance, however, if our Adviser does receive fees for such managerial assistance, our Adviser will credit the managerial assistance fees to the base management fee due from us to our Adviser.

        Our Adviser receives fees for the other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides to our portfolio companies vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that we pay to our Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

        Our Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fee.

        We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser. These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Investment Income

        Investment income for the three months ended September 30, 2007 increased $2,942,241 to $7,156,169 compared to investment income of $4,213,928 for the three months ended September 30, 2006.

        Interest income from Non-Control/Non-Affiliate investments increased $1,692,619 to $4,079,994 for the three months ended September 30, 2007 compared to $2,387,375 for the three months ended September 30, 2006. This increase was mainly the result of approximately $86 million of additional Non-Control/Non-Affiliate investments at September 30, 2007 compared to the prior year period.

        Interest income from Control investments was $2,612,412 for the three months ended September 30, 2007 representing interest on our loan investments to our Control affiliates compared to interest income of $1,256,303 for the three months ended September 30, 2006. The increase of $1,356,109 is directly attributable to the addition of two Control investments compared to the prior year period.

        Interest income from Affiliate investments was $374,887 for the three months ended September 30, 2007 representing interest on our loan investments to our Non-Control affiliate. At September 30, 2006, we had not yet invested in any Affiliate investments.

        Interest income from cash and equivalents decreased $509,161 to $60,419 for the three months ended September 30, 2007 from $569,580 for the three months ended September 30, 2006. This decrease was the result of the complete investment of the proceeds of our initial public offering in Control, Affiliate and Non-Control/Non-Affiliate investments. At September 30, 2006 we had approximately $30 million of cash equivalents invested in treasury securities and at September 30, 2007 we had no investments in treasury securities as all of the proceeds from our initial public offering had been invested.

        Other income for the three months ended September 30, 2007 was $28,457 compared to $670 for the three months ended September 30, 2006. Other income is primarily comprised of loan amendment fees that are received from portfolio companies and are amortized over the remaining life of the respective loans. The increase of $27,787 from the prior year quarter is primarily due to the repayment of two loans which resulted in the full recognition of the unamortized fees and the receipt of additional amendment fees in the current year period.

        The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 9.08% for the three months ended September 30, 2007 and 8.72% for the three months ended September 30, 2006. This increase is largely the result of rising interest rates and the increase in our investments in non-syndicated loans that typically bear higher interest rates than those of syndicated loans.

Operating Expenses

        Operating expenses for the three months ended September 30, 2007 were $4,161,631 compared to $1,330,042 for the three months ended September 30, 2006, representing an overall increase of $2,831,589.

        For the three months ended September 30, 2007, we incurred a base management fee of $452,630 after reductions for loan servicing fees received by our Adviser of $1,259,651. We also received credits against our base management fee of $502,719, which is comprised of $441,469 resulting from reduced fees on syndicated loan participations and $61,250 resulting from investment banking fees paid to the

Adviser during the period, resulting in a net management fee credit of $50,089 for the three months ended September 30, 2007. For the three months ended September 30, 2006, we incurred a base management fee of $861,893. The gross base management fees, before any reductions for loan servicing fees of $1,712,281 increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year, however, the increase was partially offset by credits against the management fee of $502,719 in the current fiscal quarter of which there were none in the prior year quarter. The base management fee is currently computed quarterly as described under "Investment Advisory and Management Agreement."

        Loan servicing fees of $1,259,651 were incurred for the three months ended September 30, 2007. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser in connection with our credit facility established in October 2006, which is based on the size of the aggregate outstanding loan portfolio. These fees reduced the amount of the management fee due to our Adviser as noted above.

        The administration fee payable to our Administrator was $227,767 for the three months ended September 30, 2007 compared to $124,861 for the three months ended September 30, 2006. This fee consists of our allocable portion of our Administrator's rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser. The increase was mainly attributable to the personnel growth of our Administrator.

        Directors' fees for the three months ended September 30, 2007 and 2006 were $67,472 and $56,250, respectively. Directors' fees consist of the amortization of the directors' annual stipend and individual meeting fees. The increase is due to fewer committee meetings held in the prior year quarter.

        Insurance expense for the three months ended September 30, 2007 was $73,129 compared to $67,626 for the three months ended September 30, 2006. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums.

        Professional fees for the three months ended September 30, 2007 were $110,255, an increase of $22,215 over the professional fees for the three months ended September 30, 2006 of $88,040. Professional fees primarily consist of legal fees and audit and accounting fees. The increase is mainly due to an increase in audit fees related to our compliance with Sarbanes-Oxley regulations, tax fees for our prior period tax returns and direct consulting and legal fees incurred on potential investments that were not executed.

        Stockholder related costs increased $92,240 for the three months ended September 30, 2007 to $157,340 from $65,100 in the three months ended September 30, 2006. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission ("SEC") filing fees and press release costs. The increase is primarily attributed to additional expenses incurred related to the solicitation of stockholder proxy votes for our annual meeting of stockholders in August 2007.

        Interest expense for the three months ended September 30, 2007 was $2,023,075 and resulted from borrowings on our credit facility during the quarter, which were used to finance our investment purchases during the period. There were no outstanding borrowings for the same period in the prior year.

        Deferred finance cost amortization for the three months ended September 30, 2007 was $216,363 and is directly attributable to the amortization of the capitalized finance costs associated with our credit facility that was established in October 2006.

        Taxes and licenses expense for the three months ended September 30, 2007 was $41,325 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

        General and administrative expenses for the three months ended September 30, 2007 were $35,343 compared to $24,935 for the three months ended September 30, 2006. General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses. The overall increase of $10,408 is mainly due to the increase in direct expenses as the overall size of our investment portfolio grew from the prior year period.

Realized and Unrealized Loss on Investments

        For the three months ended September 30, 2007, we recognized a net loss of $3,431 resulting from additional legal expenses incurred in connection with the sale of one of our syndicated loans during the three months ended June 30, 2007. We recorded net unrealized depreciation of investments in the aggregate amount of $7,358,182. The net unrealized depreciation of our investments for the three months ended September 30, 2007 was primarily related to the decline in market value of our syndicated loan portfolio of approximately $7.3 million as the result of extreme market volatility during the quarter.

Net Decrease in Net Assets from Operations

        Overall, we realized a net decrease in net assets resulting from operations of $4,367,075 for the three months ended September 30, 2007 as a result of the factors discussed above. Our net decrease in net assets from operations per basic and diluted weighted average common share for the three months ended September 30, 2007 was ($0.26) compared to a net increase in net assets resulting from operations per share of $0.17 for the three months ended September 30, 2006.

        We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and we may begin to incur incentive fees. Our administrative expenses payable to our Administrator are also likely to grow during future periods as our average assets increase and as the expenses incurred by our Administrator to support our operations grow.

Six months ended September 30, 2007 compared to the six months ended September 30, 2006

Investment Income

        Investment income for the six months ended September 30, 2007 increased $5,378,732 to $13,456,098 compared to investment income of $8,077,366 for the six months ended September 30, 2006.

        Interest income from Non-Control/Non-Affiliate investments increased $2,976,694 to $7,328,549 for the six months ended September 30, 2007 compared to $4,351,855 for the six months ended September 30, 2006. This increase was mainly the result of approximately $86 million of additional Non-Control/Non-Affiliate investments at September 30, 2007 compared to the prior year period.

        Interest income from Control investments was $5,177,404 for the six months ended September 30, 2007, representing interest on our loan investments to our Control affiliates, compared to interest income of $2,446,605 for the six months ended September 30, 2006. The increase of $2,730,799 is directly attributable to the addition of two Control investments compared to the prior year period.

        Interest income from Affiliate investments was $801,450 for the six months ended September 30, 2007 representing interest on our loan investments to our Non-Control affiliate. At September 30, 2006, we had not yet invested in any Affiliate investments.

        Interest income from cash and equivalents decreased $1,163,809 to $114,111 for the six months ended September 30, 2007 from $1,277,920 for the six months ended September 30, 2006. This decrease was the result of the complete investment of the proceeds of our initial public offering in Control, Affiliate and Non-Control/Non-Affiliate investments. At September 30, 2006 we had approximately $30 million of cash equivalents invested in treasury securities and at September 30, 2007 we had no investments in treasury securities as all of the proceeds from our initial public offering had been invested.

        Other income for the six months ended September 30, 2007 was $34,584 compared to $986 for the three months ended September 30, 2006. Other income is primarily comprised of loan amendment fees that are received from portfolio companies and are amortized over the remaining life of the respective loans. The increase of $33,598 from the prior year period is primarily due to the repayment of two loans which resulted in the full recognition of the unamortized fees and the receipt of additional amendment fees during the period.

        The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 9.12% for the six months ended September 30, 2007 and 8.44% for the six months ended September 30, 2006. This increase is largely the result of rising interest rates and the increase in our investments in non-syndicated loans that typically bear higher interest rates than those of syndicated loans.

Operating Expenses

        Operating expenses for the six months ended September 30, 2007 were $7,573,016 compared to $2,612,316 for the six months ended September 30, 2006, representing an overall increase of $4,960,700.

        For the six months ended September 30, 2007, we incurred a base management fee of $812,319 after reductions for loan servicing fees received by our Adviser of $2,454,069. We also received credits against our base management fee of $886,594 which were comprised of $734,469 resulting from reduced fees on syndicated loan participations and $152,125 resulting from investment banking fees paid to the Adviser during the period, resulting in a net management fee credit of $74,275 for the six months ended September 30, 2007. For the six months ended September 30, 2006, we incurred a base management fee of $1,663,202. The gross base management fees, before any reductions for loan servicing fees, of $3,266,388 increased in the current period due to the growth of the investment portfolio and the full investment of the proceeds from our initial public offering as compared to the same period of the prior year, however, the increase was partially offset by credits against the management fee of $886,594 in the current period of which there were none in the prior year period. The base management fee is currently computed quarterly as described under "Investment Advisory and Management Agreement."

        Loan servicing fees of $2,454,069 were incurred for the six months ended September 30, 2007. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser in connection with our credit facility established in October 2006, which is based on the size of the aggregate outstanding loan portfolio. These fees reduced the amount of the management fee due to our Adviser as noted above.

        The administration fee payable to our Administrator was $435,581 for the six months ended September 30, 2007 compared to $240,250 for the six months ended September 30, 2006. This fee consists of our allocable portion of our Administrator's rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. The increase was mainly attributable to the personnel growth of our Administrator.

        Directors' fees for the six months ended September 30, 2007 and 2006 were $122,272 and $99,500, respectively. Directors' fees consist of the amortization of the directors' annual stipend and individual meeting fees. The increase is due to fewer committee meetings held in the prior year period.

        Insurance expense for the six months ended September 30, 2007 was $136,070 compared to $140,237 for the six months ended September 30, 2006. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums.

        Professional fees for the six months ended September 30, 2007 were $265,921, an increase of $98,133 over the professional fees for the six months ended September 30, 2006 of $167,788. Professional fees primarily consist of legal fees and audit and accounting fees. The increase is mainly due to an increase in audit fees related to our compliance with Sarbanes-Oxley regulations, tax fees for our prior period tax returns and direct consulting and legal fees incurred on potential investments that were not executed.

        Stockholder related costs increased $36,363 for the six months ended September 30, 2007 to $195,229 from $158,866 in the six months ended September 30, 2006. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, SEC filing fees and press release costs. The increase is primarily attributed to additional expenses incurred related to the solicitation of stockholder proxy votes for our annual meeting of stockholders in August 2007.

        Interest expense for the six months ended was $3,437,337 and resulted from borrowings on our credit facility during the six months ended September 30, 2007, which were used to finance our investment purchases during the period.

        Deferred finance cost amortization for the six months ended September 30, 2007 was $426,203 and was directly attributable to the amortization of the capitalized finance costs associated with our credit facility that was established in October 2006.

        Taxes and licenses expense for the six months ended September 30, 2007 was $83,132 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees. The decrease of $15,312 compared to the prior year period was the result of the timing of the accruals of the franchise tax to the state of Delaware in the prior year. The maximum franchise tax to be paid to the state of Delaware is $165,000 in a calendar year.

        General and administrative expenses for the six months ended September 30, 2007 were $91,477 compared to $44,029 for the six months ended September 30, 2006. General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses. The overall increase of $47,448 is mainly due to the increase in direct expenses as the overall size of our investment portfolio grew from the prior year period.

Realized and Unrealized Loss on Investments

        For the six months ended September 30, 2007, we recognized a net loss on the sale of four syndicated loan participations aggregating $51,678 and we recorded net unrealized depreciation of investments in the aggregate amount of $1,928,013. The net unrealized depreciation of our investments for the six months ended September 30, 2007 was primarily related to a decrease in the fair market value of our syndicated loan portfolio during the period compared to their fair market value at March 31, 2007.

Net Increase in Net Assets from Operations

        Overall, we realized a net increase in net assets resulting from operations of $3,903,391 for the six months ended September 30, 2007 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the six months ended September 30, 2007 was $0.24 compared to $0.25 for the six months ended September 30, 2006.

        We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and we may begin to incur incentive fees. Our administrative expenses payable to our Administrator are also likely to grow during future periods as our average assets increase and as the expenses incurred by our Administrator to support our operations grow.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

        Net cash used in operating activities for the six months ended September 30, 2007 was approximately $53.1 million and consisted primarily of the purchase of investments and the net unrealized depreciation of our investments, offset by repayments and sales of existing portfolio investments and an increase in amounts due from custodian.

        A summary of our investment activity for the six months ended September 30, 2007 and September 30, 2006 is as follows:

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Loss on Disposal
June 30, 2007	$72,601,227	$21,358,187	$5,809,471	$(48,247)
September 30, 2007	41,182,856	16,947,989	—	(3,431)

Total	$113,784,083	$38,306,176	$5,809,471	$(51,678)

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Gain on Disposal
June 30, 2006	$33,665,549	$874,222	$15,551,727	$3,273
September 30, 2006	15,812,230	5,964,245	997,502	(1,934)

Total	$49,477,779	$6,838,467	$16,549,229	$1,339

        The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended March 31,	Amount
2008	$7,302,577
2009	10,098,966
2010	9,597,716
2011	50,578,462
2012	46,511,482
Thereafter	190,829,882

Total contractual repayments	$314,919,085

Investments in equity securities	$28,898,802
Unamortized premiums on debt securities	200,738

Total	$344,018,625

Financing Activities

        During the six months ended September 30, 2007, we recorded net borrowings under our credit facility of $46.1 million which were used to purchase new investments.

        For the six months ended September 30, 2007, our dividends paid of $7,452,045 exceeded our net investment income (including net realized losses) by $1,620,641. As a result, we estimate that $5,831,404, or $0.35 per share, of our dividends declared and paid to stockholders during the period were paid from ordinary income and $1,620,641, or $0.10 per share, of these dividends represented a return of capital to stockholders. We declared these dividends based on our estimates of net investment income for the fiscal year. Our investment pace continues to be slower than expected in our second year of operations and, consequently, our net investment income was lower than our original estimates.

        We anticipate continuing to borrow funds and, from time to time, issuing securities to obtain additional capital in the future. The terms of the future equity issuances cannot be determined and there can be no assurances that the equity markets will be available to us on terms we deem favorable, if at all. To this end, we have an effective registration statement on file with the SEC that permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, which may consist of common stock, preferred stock and/or debt securities. To date we have incurred approximately $194,000 of costs in connection with this registration statement.

Revolving Credit Facility

        On October 19, 2006, through our wholly-owned subsidiary, Business Investment, we initially obtained a $100 million revolving credit facility (the "Credit Facility"). On October 19, 2006, we executed a purchase and sale agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration for a membership interest therein. Simultaneously, Business Investment executed a credit agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch ("Deutsche Bank"), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility was originally scheduled to terminate on October 18, 2007, however, on that date we amended and extended the Credit Facility such that availability under the Credit Facility will terminate on October 16, 2008, unless extended in the discretion of the lenders at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from us during the period following the date of which availability for advances has terminated through maturity. The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable. Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate ("LIBOR"), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. On March 29, 2007, we increased our borrowing capacity under the Credit Facility from $100 million to $200 million. As of September 30, 2007, there was an outstanding principal balance of $146.1 million under the Credit Facility at an interest rate of approximately 5.71%. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At September 30, 2007, the remaining borrowing capacity available under the Credit Facility was approximately $54 million.

        The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of September 30, 2007, Business Investment was in compliance with all of the facility covenants. We currently intend to securitize some or all of the loans held by Business Investment and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

        The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

        Our Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain "asset coverage" with respect to "senior securities representing indebtedness" of at least 200%, in accordance with Section 18 of the 1940 Act. As of September 30, 2007, we were in compliance with our covenants under the performance guaranty.

Dividends

        In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
October 9, 2007	December 20, 2007	December 31, 2007	$0.08
October 9, 2007	November 21, 2007	November 30, 2007	$0.08
October 9, 2007	October 23, 2007	October 31, 2007	$0.08
July 10, 2007	September 20, 2007	September 28, 2007	$0.075
July 10, 2007	August 23, 2007	August 31, 2007	$0.075
July 10, 2007	July 23, 2007	July 31, 2007	$0.075
April 11, 2007	June 21, 2007	June 29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075
January 10, 2007	March 22, 2007	March 30, 2007	$0.075
January 10, 2007	February 20, 2007	February 28, 2007	$0.075
January 10, 2007	January 23, 2007	January 31, 2007	$0.075
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07

Contractual Obligations and Off-Balance Sheet Arrangements

        As of September 30, 2007, we were a party to signed and non-binding term sheets for two buyout investments for an aggregate of approximately $39.9 million. The future scheduled contractual payments at September 30, 2007 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	39,850,000	39,850,000	$—	$—	$—

Total	$39,850,000	$39,850,000	$—	$—	$—

        In October 2007, all of the investment purchase obligations summarized above were funded. See Note 10 "Subsequent Events" in our unaudited consolidated financial statements for further information.

        We did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. Currently, approximately 67% of our investment portfolio, at cost, is comprised of loans at variable rates and approximately 11% of our investment portfolio, at cost, is in loans at variable rates with a floor. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

        We expect to continue to borrow funds to finance future lending activities as we have fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. For example, interest rates charged on the advances under our credit facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically. As of September 30, 2007, there was an outstanding principal balance of $146.1 million under the credit facility.

        In October 2007, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit. We purchased this interest rate cap agreement with a notional amount of $20 million (which will be amortized quarterly) for a one-time, up-front payment of $15,000. The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 9%. The cap expires in October 2008. This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at 9%. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates.

        To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity. Under this analysis, a hypothetical increase in the one month LIBOR by 1.0% would increase our net increase in net assets resulting from operations by approximately $1.2 million, or 17.2%, over the next twelve months, compared to the net increase in net assets resulting from operations for twelve months ended September 30, 2007. A hypothetical decrease in the one month LIBOR by 1.0% would decrease our net increase in net assets resulting from operations by approximately $1.2 million, or 16.6%, over the next twelve months, compared to the net increase in net assets from operations for the twelve months ended September 30, 2007. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

        We may also experience risk associated with investing in securities of companies with foreign operations. At September 30, 2007, we had approximately $4.0 million invested in a syndicated loan participation of a portfolio company headquartered in Ontario, Canada. Although we currently do not anticipate additional investments in debt or equity of foreign companies, some potential portfolio companies may have operations located outside the United States. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

ITEM 4. CONTROLS AND PROCEDURES.

        As of September 30, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

        Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

We are dependent upon our key management personnel and the key management personnel of our Adviser, particularly David Gladstone, George Stelljes III and Terry Lee Brubaker, and on the continued operations of our Adviser, for our future success.

        We have no employees. Our chief executive officer, president and chief investment officer, chief operating officer and chief financial officer, and the employees of our Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III and Terry Lee Brubaker in this regard. Our executive officers and the employees of our Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Adviser's operations or termination of the investment advisory agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

We may be obligated to pay our Adviser incentive compensation even if we incur a loss.

        The Advisory Agreement entitles our Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with our Adviser, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Investment Advisory and Management Agreement."

Our Adviser's failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the investment advisory agreement may adversely affect our ability for future growth.

        Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on our Adviser's ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Adviser's structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The senior management team of our Adviser has substantial responsibilities under the investment advisory agreement. In order to grow, our Adviser will need to hire, train supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

        A number of entities compete with us for investments in small and mid-sized companies. We will compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures we face could have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors' pricing, terms, and structure. However, if we match our competitors' pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and you could lose all or a part of your investment.

        Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

  •
  Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them.    Our strategy includes providing financing to portfolio companies that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower's ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower's financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower's management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender's security interest.

  •
  Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses.    Because our target portfolio companies are smaller businesses, they will tend to be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

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

  •
  Small and medium-sized businesses generally have less predictable operating results.    We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower's failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower's ability to repay our loan would be jeopardized.

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

        Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE is unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity investments include some or all of the following: the nature and realizable value of any collateral, the portfolio company's earnings and cash flows and its ability to make payments on its obligations, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, and other relevant factors. Because such valuations, particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that might have resulted from a readily available market for these securities.

        A portion of our assets are, and will continue to be, comprised of equity securities that are valued based on internal assessment using our own valuation methods approved by our Board of Directors, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. For more information concerning our investment valuation procedures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Critical Accounting Policies—Investment Valuation."

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

        Our strategy includes making debt and equity investments in companies in connection with acquisitions, buyouts and recapitalizations, which subjects us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees, maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments which would likely harm our operating results and financial condition.

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

We are exposed to risks associated with changes in interest rates, and our hedging strategies may expose us to additional risks.

        We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates, such as under our credit facility. Ultimately, we expect approximately 20% of the loans in our portfolio to be at fixed rates and approximately 80% to be at variable rates determined on the basis of a benchmark prime rate. As of September 30, 2007, our portfolio had approximately 74% of the total of the loan cost value at variable rates, approximately 12% of the total loan cost value at variable rates with a floor and approximately 15% of the total loan portfolio cost basis at a fixed rate.

        To date, we hold only one interest rate cap agreement. In the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Our credit facility imposes certain limitations on us.

        We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, through our wholly-owned subsidiary, we are party to a credit agreement arranged by Deutsche Bank AG as the structuring agent. The agreement provides us with a revolving credit line facility of $200 million. In the future, borrowings outstanding on the credit line facility may be repaid with the proceeds we may receive from securitizing some or all of the loans in our portfolio for long-term funding, if any. The line of credit facility will permit us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement.

        As a result of the line of credit facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, and average life. Our failure to satisfy these limitations could result in foreclosure by our lenders which would have a material adverse effect on our business, financial condition and results of operations.

Any inability to renew our credit facility on terms favorable to us, if at all, could adversely impact our liquidity and ability to fund new investments.

        Availability under our credit facility will terminate on October 16, 2008, unless extended in the discretion of the lenders, and the credit facility will mature two years following this date, at which time all principal, interest and other amounts owing under the credit facility will be due and payable. There can be no guarantee that we will be able to renew the credit facility on terms that are favorable to us, if at all. In the event that we are not able to renew or refinance the credit facility, this could have a material adverse effect on our liquidity and ability to fund new investments.

Our investments are typically long term and will require several years to realize liquidation events.

        Since we generally make five to seven year term loans and hold our loans and related warrants or other equity positions until the loans mature, you should not expect realization events, if any, to occur over the near term. In addition, we expect that any warrants or other equity positions that we receive when we make loans may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

Prepayments of our loans by our portfolio companies could adversely impact our results of operations and reduce our return on our investment.

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

        To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create "original issue discount," which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares.

There are significant potential conflicts of interest which could impact our investment returns.

        Our executive officers and directors, and the officers and directors of our Adviser and our Administrator serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. In addition, all of our directors and executive officers serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Capital, and our Adviser and Administrator also provide investment advisory and administrative services to these affiliates as well as Gladstone Land. In the future, the Adviser and the Administrator may provide investment advisory and administrative services, as applicable, to other funds, both public and private, of which the Adviser is the sponsor. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we targeted. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity to ensure the fair and equitable treatment of all the funds it manages. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with the Adviser.

        In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2007, our Board of Directors has approved the following types of co-investment transactions:

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

        In the course of our investing activities, we will pay management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of the Adviser or the Administrator has interests that differ from those of our stockholders, giving rise to a conflict.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

        We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time.

Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business.

We may experience fluctuations in our quarterly results.

        We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. For additional information concerning the fluctuations in our operating results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

There is a risk that you may not receive dividends or that our dividends may not grow over time.

        Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis by paying monthly dividends. We expect to retain net realized long-term capital gains to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.

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

        Shares of closed-end investment companies frequently trade at a discount from net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock to purchasers other than our existing stockholders at its market price without first obtaining the approval of our stockholders and our independent directors.

Provisions of the Delaware General Corporation Law and of our certificate of incorporation and bylaws could restrict a change in control and have an adverse impact on the price of our common stock.

        We are subject to provisions of the Delaware General Corporation Law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder's acquisition of our stock was either approved in advance by our Board of Directors or ratified by the Board of Directors and stockholders owning two-thirds of our outstanding stock not owned by the acquiring holder. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The 2007 Annual Meeting of Stockholders was held on August 8, 2007. The stockholders voted and approved the following matters:

        The election of three directors to hold office until the 2010 Annual Meeting of Stockholders.

Nominee	Shares Voted For	Authority Withheld
David Gladstone (2010)	11,554,815	548,014
Paul Adelgren (2010)	11,537,851	564,978
John Outland (2010)	11,546,901	555,928

        To approve a series of amendments to our fundamental policies to repeal such policies as follows:

		Number of Shares
		Shares Voted For	Voted Against	Abstained	Broker Non-Votes
A.	To repeal the policy which relates to our ability to invest in securities of a particular issuer.	8,444,448	291,659	215,782	3,150,940
B.	To repeal the policy which relates to our underwriting activities.	8,396,637	332,504	222,748	3,150,940
C.	To repeal the policy which relates to our ability to purchase or sell real estate or interests in real estate or real estate investment trusts.	8,455,466	285,070	211,353	3,150,940
D.	To repeal the policy which relates to our ability to sell securities short.	8,289,627	450,031	212,231	3,150,940
E.	To repeal the policy which relates to our ability to purchase securities on margin.	8,278,668	456,787	216,434	3,150,940
F.	To repeal the policy which relates to our ability to write or by put or call options.	8,339,663	388,525	223,701	3,150,940
G.	To repeal the policy which relates to our ability to engage in the purchase or sale of commodities or commodity contracts, including futures contracts.	8,309,813	386,753	255,323	3,150,940
H.	To repeal the policy which relates to our ability to acquire voting stock of, or investing in, any securities issued by any other investment company.	8,451,484	283,359	217,046	3,150,940

ITEM 5.    OTHER INFORMATION.

        Not applicable

ITEM 6.    EXHIBITS

        See the exhibit index.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION
By:	/s/ HARRY BRILL Harry Brill Chief Financial Officer

Date: October 31, 2007

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 814-00704), filed on July 10, 2007.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
10.1	Amendment No. 2 to the Credit Agreement by and among Gladstone Business Investment, LLC and Deutsche Bank AG, dated as of July 25, 2007.
10.2
Amendment No. 3 to the Credit Agreement by and among Gladstone Business Investment, LLC and Deutsche Bank AG, dated as of October 18, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed on October 22, 2007
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