Form 10-Q
period 2007-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2008-01-31
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of January 30, 2008 was 16,560,100.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(UNAUDITED)

	December 31,	March 31,
	2007	2007

ASSETS
Non-Control/Non-Affiliate investments (Cost 12/31/07:$185,137,185; 3/31/07:$138,567,741)	$174,066,264	$138,168,612
Control investments (Cost 12/31/07: $136,536,484; 3/31/07: $116,302,372)	143,192,123	113,016,491
Affiliate investments (Cost 12/31/07: $34,454,244; 3/31/07: $19,750,000)	34,772,730	19,762,500
Total investments at fair value (Cost 12/31/07: $356,127,913; 3/31/07: $274,620,113)	352,031,117	270,947,603
Cash and cash equivalents	13,288,669	37,788,941
Interest receivable	1,965,776	1,306,090
Prepaid insurance	123,943	83,819
Deferred finance costs	462,210	627,960
Due from Custodian	3,412,644	12,694,985
Due from Adviser (Refer to Note 4)	253,684	20,383
Other assets	490,463	120,434
TOTAL ASSETS	$372,028,506	$323,590,215

LIABILITIES
Due to Administrator (Refer to Note 4)	$211,159	$162,244
Borrowings under line of credit	150,462,500	100,000,000
Accrued expenses	910,800	523,698
Other liabilities	71,205	85,764
Total Liabilities	151,655,664	100,771,706
NET ASSETS	$220,372,842	$222,818,509

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 shares issued and outstanding	$16,560	$16,560
Capital in excess of par value	230,065,064	230,096,572
Net unrealized depreciation of investment portfolio	(4,096,797)	(3,672,510)
Net unrealized appreciation of derivative	5,000	—
Distributions in excess of net investment income	(5,616,985)	(3,622,113)
Total Net Assets	$220,372,842	$222,818,509
Net assets per share	$13.31	$13.46

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2007

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS

Syndicated Loans:

Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (7.0%, Due 5/2013) (3)	$3,742,795	$3,490,866

Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (8.6%, Due 8/2014) (3)	2,985,000	2,895,450

Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (8.1%, Due 8/2014) (3)	1,904,784	1,920,000

American Safety Razor Company Inc.	Manufacturing - razors and blades	Senior Term Debt (7.4%, Due 7/2013) (3)	1,479,619	1,433,175

Aspect Software, Inc.	Service - call center software	Senior Term Debt (7.9%, Due 7/2011) (3)	2,655,159	2,559,330

Brock Holdings II, Inc.	Service - industrial specialty maintenance	Senior Term Debt (7.1%, Due 8/2013) (3) (5)	2,979,524	2,880,731

Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (7.6%, Due 2/2012) (3) (5)	3,505,231	3,343,939

CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (7.4%, Due 2/2012) (3)	9,906,751	9,369,254

Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (8.2%, Due 1/2012) (3) (5)	4,534,045	4,486,680

CST Industries Acquisition, Inc.	Manufacturing - metal storage units	Senior Term Debt (7.9%, Due 8/2013) (3)	989,216	957,875

Dealer Computer Services, Inc.	Manufacturing & Service - systems for automotive retailers	Senior Term Debt (6.8%, Due 9/2013) (3)	1,860,095	1,783,560

Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (7.7%, Due 11/2013) (3) (5)	6,944,412	6,185,500

Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (7.5%, Due 10/2011) (3)	5,433,813	5,216,460

Hargray Communications Group, Inc.	Service - triple-play (cable, phone, internet) provider	Senior Term Debt (7.1%, Due 6/2014) (3)	963,258	932,542

HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (7.1%, Due 5/2014) (3) (5)	3,905,000	3,748,120

Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (7.9%, Due 12/2013) (3)	6,036,234	5,837,641

Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (6.8%, Due 4/2014) (3)	1,991,129	1,721,350

Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (7.7%, Due 7/2013) (3)	3,953,747	3,870,300

Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (8.8%, Due 7/2013) (3)	9,954,851	9,700,000

J. Crew Operating Corp.	Retail - apparel	Senior Term Debt (6.8%, Due 5/2013) (3)	879,372	850,877

KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (7.1%, Due 5/2014) (3)	3,990,934	3,481,275

Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (7.1%, Due 6/2014) (3)	1,975,714	1,847,293

Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (non accrual) (3) (5)	2,947,515	1,384,397

Local TV Finance, LLC	Service - television station operator	Senior Term Debt (7.3%, Due 5/2013) (3)	997,651	927,838

LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (9.6%, Due 11/2010) (3) (5)	6,387,074	5,987,800

MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.4%, Due 10/2013) (3) (5)	4,014,447	3,872,112

MediMedia USA, LLC	Service - healthcare and pharmaceutical marketing	Senior Term Debt (7.2%, Due 10/2013) (3)	2,235,580	2,133,000

Mitchell International, Inc.	Service - automobile insurance claims processing	Senior Term Debt (6.8%, Due 3/2014) (3) (5)	995,046	913,100

National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (6.7%, Due 6/2013) (3)	1,972,709	1,848,422

Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (7.3%, Due 3/2014) (3)	9,195,640	8,619,417

NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (6.6%, Due 5/2013) (3)	2,895,543	2,695,380

Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (7.3%, Due 1/2014) (3)	2,691,994	2,488,408

Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (8.4%, Due 8/2012) (3)	7,655,938	6,909,764

Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (7.9%, Due 4/2014) (3)	3,981,220	3,790,950

PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (7.1%, Due 4/2014) (3)	6,965,000	6,477,450

QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (7.1%, Due 11/2012) (3)	1,992,830	1,835,775

Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (7.7%, Due 9/2013) (3)	1,974,524	1,935,500

Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (7.3%, Due 11/2013) (3)	2,492,563	2,277,000

RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.7%, Due 12/2011) (3)	4,553,010	4,051,354

SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (7.7%, Due 4/2014) (3)	2,987,284	2,716,350

SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (7.2%, Due 12/2011) (3)	1,598,592	1,552,689

Specialized Technology Resources, Inc.	Service & Manufacturing - consumer product quality assurance	Senior Term Debt (7.3%, Due 6/2014) (3)	1,493,535	1,436,530

Stolle Machinery Company	Manufacturing - can-making equipment and parts	Senior Term Debt (7.9%, Due 9/2012) (3)	496,693	485,100

Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (7.3%, Due 5/2011) (3) (5)	3,036,046	2,856,541

Synagro Technologies, Inc.	Service - waste treatment and recycling	Senior Term Debt (6.9%, Due 3/2014) (3)	499,675	478,844

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (8.1%, Due 12/2011) (3) (5)	4,913,475	4,655,000

United Surgical Partners International, Inc.	Service - outpatient surgical provider	Senior Term Debt (7.3%, Due 4/2014) (3)	1,320,000	1,240,800

Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (7.4%, Due 2/2013) (3)	2,929,215	2,753,462

Company (1)	Industry	Investment (2)	Cost	Fair Value

WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (7.6%, Due 6/2014) (3) (5)	1,924,897	1,896,000

West Corporation	Service - business process outsourcing	Senior Term Debt (6.9%, Due 10/2013) (3)	6,372,806	6,054,168

Subtotal - Syndicated Loans			$174,091,185	$162,785,369

Non-syndicated Loans

B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility (9.5%, Due 10/2008) (12)	—	—
		Senior Term Debt (10.1%, Due 5/2014)	10,746,000	10,746,000
		Common Stock Warrants (4)	300,000	534,895
			11,046,000	11,280,895

Total Non-Control/Non-Affiliate Investments			$185,137,185	$174,066,264

CONTROL INVESTMENTS

A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (9.7% Due 3/2012)	$13,927,500	$13,927,500
		Senior Term Debt (12.0% Due 3/2012) (6)	11,000,000	11,000,000
		Senior Subordinated Term Debt (13% Due 3/2014)	5,485,760	5,485,760
		Preferred Stock (4)	4,386,686	4,660,704
		Common Stock (4)	129,956	9,573,296
			34,929,902	44,647,260

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013)	14,500,000	14,500,000
		Redeemable Preferred Stock (4)	6,983,785	7,619,468
		Common Stock (4)	1,045,181	2,122,761
		Common Stock Warrants (4)	24,686	142,179
			22,553,652	24,384,408

ASH Holdings Corp.	Retail and Service - school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012)	4,768,936	—
		Preferred Stock (4)	2,500,000	—
		Common Stock Warrants (4)	3,680	—
			7,272,616	—

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility (9.2%, Due 10/2010) (10) (14)	2,100,000	2,100,000
		Senior Term Debt (9.5%, Due 10/2012) (14)	6,500,000	6,500,000
		Senior Term Debt (11.2%, Due 10/2012) (6) (14)	3,000,000	3,000,000
		Senior Subordinated Term Debt (13%, Due 10/2014) (14)	4,670,678	4,670,678
		Preferred Stock (4) (14)	4,110,196	4,110,196
		Common Stock (4) (14)	69,126	69,126
			20,450,000	20,450,000

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility (9.2% Due 3/2008) (7)	2,280,000	2,280,000
		Senior Term Debt (9.7%, Due 3/2011)	10,175,000	10,175,000
		Senior Term Debt (12.0% Due 3/2011) (6)	7,880,000	7,880,000
		Subordinated Term Debt (13.0% Due 3/2013)	6,167,810	6,167,810
		Redeemable Preferred Stock (4)	6,960,806	8,263,144
		Common Stock (4)	61,384	1,719,603
			33,525,000	36,485,557

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility (9.2%, Due 3/2009) (8)	1,500,000	1,500,000
		Senior Term Debt (9.2%, Due 3/2011)	4,500,000	4,500,000
		Senior Subordinated Term Debt (11.5%, Due 3/2011)	7,865,000	7,865,000
		Equipment Line Note (13)	493,421	493,421
		Common Stock (4)	3,446,893	2,866,477
			17,805,314	17,224,898

Total Control Investments			$136,536,484	$143,192,123

AFFILIATE INVESTMENTS

Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility (9.2%, Due 10/2010) (14)	$—	$—
		Senior Term Debt (9.3%, Due 10/2012) (14)	5,775,000	5,775,000
		Senior Term Debt (11.5%, Due 4/2013) (14)	8,599,687	8,599,687
		Redeemable Preferred Stock (4) (14)	2,500,000	2,500,000
		Common Stock Warrants (4) (14)	2,500	2,500
			16,877,187	16,877,187

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility (9.2%, Due 12/2009) (9)	900,000	900,000
		Senior Term Debt (9.2%, Due 12/2011)	6,427,058	6,427,057
		Senior Term Debt (11.2% Due 3/2011) (6)	7,000,000	7,000,000
		Preferred Stock (4)	1,750,000	2,012,500
		Common Stock (4)	1,500,000	1,555,986
			17,577,058	17,895,543

Total Affiliate Investments			$34,454,244	$34,772,730

Total Investments			$356,127,913	$352,031,117

(1)                  Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)                  Percentage represents the weighted average interest rates in effect at December 31, 2007 and due date represents the contractual maturity date.

(3)                  Marketable securities are valued based on the indicative bid price, as of December 31, 2007, from the respective syndication agent’s trading desk.

(4)                  Security is non-income producing.

(5)                  Valued using Standard & Poor’s Securities Evaluations, Inc. opinions of value at December 31, 2007.

(6)                  Last out tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the last out tranche is paid after the senior debt.

(7)                  Total available under the revolving credit facility is $3,500,000, of which $1,220,000 remains undrawn at December 31, 2007.

(8)                  Total available under the revolving credit facility is $1,500,000 which was fully drawn at December 31, 2007.

(9)                  Total available under the revolving credit facility is $2,000,000, of which $1,100,000 remains undrawn at December 31, 2007.

(10)            Total available under the revolving credit facility is $3,000,000, of which $900,000 remains undrawn at December 31, 2007.

(11)            Total available under the revolving credit facility is $3,000,000, which remains undrawn at December 31, 2007.

(12)            Total available under the revolving credit facility is $750,000, which remains undrawn at December 31, 2007.

(13)            Total available for future borrowing for the purposes of purchasing equipment is $1,500,000.  The undrawn amount of $1,006,579 may be drawn to purchase additional equipment through 10/24/2010.  The interest rate on all amounts drawn on the equipment line note is 12% except for one draw of $188,181 whose interest rate is 15%.  Each draw on the equipment line note is subject to its own amortization and maturity, typically over a period of 20-24 months.  At December 31, 2007, the last amortization payment due under current amounts drawn under the equipment line note is 11/2009.

(14)            Valued at cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
ACS Media, LLC	Service—directory advertising	Senior Term Debt (7.9%, Due 11/2013)(3)	$4,857,421	$4,857,822
Activant	Service—enterprise software and services	Senior Term Debt (7.4%, Due 5/2013)(3)	3,745,496	3,714,281
American Safety Razor Company Inc.	Manufacturing—razors and blades	Senior Term Debt (7.9%, Due 7/2013)(3)	1,491,154	1,492,472
Aramark Corp.	Service—vending services	Senior Term Debt (7.5%, Due 1/2014)(10)	921,289	925,895
		Letter of Credit (5.3%, Due 1/2014)(10)	65,841	66,170
Aspect Software, Inc.	Service—call center software	Senior Term Debt (8.4%, Due 7/2011)(3)	2,988,647	2,999,925
Brock Holdings II, Inc.	Service—industrial specialty maintenance	Senior Term Debt (7.3%, Due 8/2013)(3)(5)	3,000,000	3,003,750
Compsych Investments Corp.	Service—independent employee assistance programs	Senior Term Debt (8.1%, Due 2/2012)(3)(5)	3,875,254	3,879,300
CRC Health Group, Inc.	Service—substance abuse treatment	Senior Term Debt (7.9%, Due 2/2012)(3)	9,993,754	10,010,307
Critical Homecare Solutions, Inc.	Service—home therapy and respiratory treatment	Senior Term Debt (8.6%, Due 1/2012)(3)(5)	2,000,000	2,000,000
CST Industries Acquisition, Inc.	Manufacturing—metal storage units	Senior Term Debt (8.5%, Due 8/2013)(3)	996,946	999,975
Dealer Computer Services, Inc.	Manufacturing & Service—systems for automotive retailers	Senior Term Debt (7.4%, Due 9/2013)(3)	1,042,760	1,044,063
Dresser Holdings, Inc.	Manufacturing—oilfield & energy products	Senior Term Debt (8.1%, Due 10/2013)(3)	3,868,905	3,851,943
Generac Acquisition Corp.	Manufacturing—standby power products	Senior Term Debt (7.9%, Due 11/2013)(5)	2,593,800	2,611,957
Hudson Products Holdings, Inc.	Manufacturing—heat transfer solutions	Senior Term Debt (8.1%, Due 12/2013)(3)	2,358,550	2,363,866
IPC Information Systems, LLC	Manufacturing—specialized telephony systems	Senior Term Debt (7.9%, Due 9/2013)(3)	263,045	262,319
J. Crew Operating Corp.	Retail—apparel	Senior Term Debt (7.2%, Due 5/2013)(3)	1,405,990	1,407,018
Latham Manufacturing Corp.	Manufacturing—swimming pool components accessories	Senior Term Debt (8.5%, Due 6/2012)(3)	2,427,162	2,375,520
Lexicon Marketing USA, Inc.	Service—marketing to Hispanic community	Senior Term Debt (7.8%, Due 5/2012)(3)(5)	2,971,543	3,006,325
LVI Services, Inc.	Service—asbestos and mold remediation	Senior Term Debt (10.3%, Due 11/2010)(3)(5)	6,440,352	6,330,492
Madison River Capital LLC	Service—communications and information	Senior Term Debt (7.6%, Due 7/2012)(3)	5,727,708	5,702,357
Maidenform, Inc.	Manufacturing—intimate apparel	Senior Term Debt (7.1%, Due 5/2010)(3)	2,569,252	2,573,084
MedAssets, Inc.	Service—pharmaceuticals and healthcare GPO	Senior Term Debt (7.8%, Due 10/2013)(3)(5)	3,493,734	3,504,342
MediMedia USA, LLC	Service—healthcare and pharmaceutical marketing	Senior Term Debt (7.9%, Due 10/2013)(3)	1,185,613	1,180,462
National Mentor Holdings, Inc.	Service—home health care	Senior Term Debt (7.4%, Due 6/2013)(3)	1,987,027	1,985,825
NPC International Inc.	Service—Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013)(3)	3,017,479	2,995,367
Nutro Products, Inc.	Manufacturing—pet food	Senior Term Debt (7.4%, Due 4/2012)(3)	2,442,961	2,421,809
Open Solutions, Inc.	Service—software outsourcing for financial institutions	Senior Term Debt (7.5%, Due 1/2014)(3)	2,518,294	2,506,250
Ozburn-Hessey Holding Co. LLC	Service—third party logistics	Senior Term Debt (8.6%, Due 8/2012)(3)	7,764,943	7,711,178
Patriot Media & Communications CNJ, LLC	Service—telecommunications	Senior Term Debt (7.4%, Due 3/2013)(3)	4,147,228	4,105,476

QTC Acquisition, Inc.	Service—outsourced disability evaluations	Senior Term Debt (8.1%, Due 11/2012)(3)	1,996,592	1,997,199
Radio Systems Corporation	Service—design electronic pet containment products	Senior Term Debt (8.1%, Due 9/2013)(3)	1,989,421	1,999,950
Rally Parts, Inc.	Manufacturing—aftermarket motorcycle parts and accessories	Senior Term Debt (7.9%, Due 11/2013)(3)	1,313,285	1,319,792
RPG Holdings, Inc.	Manufacturing and design—greeting cards	Senior Term Debt (8.9%, Due 12/2011)(3)	5,001,100	4,900,000
SGS International, Inc.	Service—digital imaging and graphics	Senior Term Debt (7.9%, Due 12/2011)(3)	1,611,921	1,616,724
Stolle Machinery Company	Manufacturing—can-making equipment and parts	Senior Term Debt (7.9%, Due 9/2012)(3)	500,100	502,491
Survey Sampling, LLC	Service—telecommunications-based sampling	Senior Term Debt (7.9%, Due 5/2011)(3)	3,309,714	3,282,178
Triad Laboratory Alliance, LLC	Service—regional medical laboratories	Senior Term Debt (8.6%, Due 12/2011)(3)(5)	4,953,549	4,912,813
US Investigative Services, Inc.	Service—background investigations	Senior Term Debt (7.9%, Due 9/2012)(3)	10,923,253	10,910,191
Wastequip, Inc.	Service—process and transport waste materials	Senior Term Debt (7.6%, Due 2/2013)(3)	2,066,465	2,081,963
WaveDivision Holdings, LLC	Service—cable	Senior Term Debt (7.8%, Due 6/2014)(3)	1,925,440	1,929,600
West Corporation	Service—business process outsourcing	Senior Term Debt (7.8%, Due 10/2013)(3)	10,814,753	10,826,161

Total Non-Control/Non-Affiliate Investments			$138,567,741	$138,168,612
CONTROL INVESTMENTS
A. Stucki Company	Manufacturing—railroad cars and accessories	Senior Term Debt (9.8% Due 3/2012)(6)	$15,000,000	$15,000,000
		Senior Term Debt (12.1% Due 3/2012)(6)(11)	11,000,000	11,000,000
		Senior Subordinated Term Debt (13% Due 3/2014)(6)	5,485,760	5,485,760
		Preferred Stock(4)(6)	4,386,686	4,386,686
		Common Stock(4)(6)	129,956	129,956
			36,002,402	36,002,402
Acme Cryogenics, Inc.	Manufacturing—manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013)(5)(6)	14,500,000	14,481,875
		Redeemable Preferred Stock(4)(6)	6,983,785	6,983,785
		Common Stock(4)(6)	1,045,181	1,045,181
		Common Stock Warrants(4)(6)	24,686	24,686
			22,553,652	22,535,527
Chase II Holdings Corp.	Manufacturing—traffic doors	Revolving Credit Facility (9.8% Due 3/2008)(7)	1,900,000	1,900,000
		Senior Term Debt (9.8%, Due 3/2011)(5)	11,000,000	11,000,000
		Senior Term Debt (12.0% Due 3/2011)(5)(11)	8,000,000	8,000,000
		Subordinated Term Debt (13% Due 3/2013)(5)	6,167,810	6,167,810
		Redeemable Preferred Stock(4)	6,960,806	3,120,070
		Common Stock(4)	61,384	—
			34,090,000	30,187,880
Hailey Transport Corporation	Retail and Service—school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012)(5)	4,000,000	4,000,000
		Preferred Stock(4)	2,500,000	3,184,874
			6,500,000	7,184,874
Quench Holdings Corp.	Service—sales, installation and service of water coolers	Revolving Credit Facility (9.3%, Due 3/2009)(5)(8)	1,900,000	1,900,000
		Senior Term Debt (9.3%, Due 3/2011)(5)	4,000,000	4,000,000
		Subordinated Term Debt (11.5%, Due 3/2011)(5)	8,000,000	8,000,000

		Common Stock(4)	3,256,318	3,205,808
			17,156,318	17,105,808
Total Control Investments			$116,302,372	$113,016,491
AFFILIATE INVESTMENTS
Noble Logistics, Inc.	Service—aftermarket auto parts delivery	Revolving Credit Facility (9.3%, Due 12/2009)(5)(9)	$2,000,000	$1,995,000
		Senior Term Debt (9.3%, Due 12/2011)(5)(6)	7,000,000	7,008,750
		Senior Term Debt (11.3% Due 3/2011)(5)(6)(11)	7,000,000	7,008,750
		Senior Subordinated Term Debt (12.3% Due 8/2007)(5)(6)	500,000	500,000
		Preferred Stock(4)(6)	1,750,000	1,750,000
		Common Stock(4)(6)	1,500,000	1,500,000
			19,750,000	19,762,500
Total Affiliate Investments			$19,750,000	$19,762,500

Total Investments			$274,620,113	$270,947,603

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at March 31, 2007 and due date represents the contractual maturity date.
(3)	Marketable securities are valued based on the indicative bid price, as of March 31, 2007, from the respective originating syndication agent’s trading desk.
(4)	Security is non-income producing.
(5)	Valued using Standard & Poor’s Securities Evaluations, Inc. opinions of value at March 31, 2007.
(6)	Fair value is equal to cost due to recent acquisition.
(7)	Total available under the revolving credit facility is $3,500,000 of which $1,600,000 remains undrawn as of March 31, 2007.
(8)	Total available under the revolving credit facility is $2,000,000, of which $100,000 remains undrawn at March 31, 2007.
(9)	Total available under the revolving credit facility is $2,000,000, which was fully drawn at March 31, 2007.
(10)	Subsequent to March 31, 2007, the investment in the portfolio company was sold at the fair value reflected herein.
(11)	Last out tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the last out tranche is paid after the senior debt.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	Three months ended
	December 31, 2007	December 31, 2006

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$3,891,918	$2,586,171
Control investments	2,865,843	1,264,451
Affiliate investments	700,494	114,668
Cash and cash equivalents	79,502	332,586
Total interest income	7,537,757	4,297,876
Other income	6,244	1,492
Total investment income	7,544,001	4,299,368

EXPENSES
Base management fee (Refer to Note 4)	497,632	551,235
Loan servicing fee (Refer to Note 4)	1,287,013	508,691
Administration fee (Refer to Note 4)	211,159	124,101
Interest expense	2,381,227	68,748
Amortization of deferred finance costs	169,329	91,392
Professional fees	90,255	186,537
Stockholder related costs	25,083	28,643
Insurance expense	46,719	60,696
Directors fees	54,709	54,800
Taxes and licenses	41,886	41,550
General and administrative expenses	38,644	60,132
Expenses before credit from Adviser	4,843,656	1,776,525
Credits to base management fee (Refer to Note 4)	(1,045,881)	(375,225)
Total expenses net of credit to base management fee	3,797,775	1,401,300
NET INVESTMENT INCOME	3,746,226	2,898,068

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized loss on sale of Non-Control/Non-Affiliate investments	(146,034)	(2,283)
Net unrealized depreciation of Non-Control/Non-Affiliate investments	(2,835,448)	(52,814)
Net unrealized appreciation (depreciation) of Control investments	4,487,562	(158,428)
Net unrealized depreciation of Affiliate investments	(148,387)	—
Net unrealized appreciation derivative	5,000	—
Net gain (loss) on investments	1,362,693	(213,525)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,108,919	$2,684,543

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.31	$0.16

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended	Nine months ended
	December 31, 2007	December 31, 2006

INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$11,220,467	$6,938,026
Control investments	8,043,247	3,711,056
Affiliate investments	1,501,944	114,668
Cash and cash equivalents	193,613	1,610,506
Total interest income	20,959,271	12,374,256
Other income	40,828	2,478
Total investment income	21,000,099	12,376,734

EXPENSES
Base management fee (Refer to Note 4)	1,309,951	2,214,437
Loan servicing fee (Refer to Note 4)	3,741,082	508,691
Administration fee (Refer to Note 4)	646,740	364,351
Interest expense	5,818,564	68,748
Amortization of deferred finance costs	595,532	91,392
Professional fees	356,176	354,325
Stockholder related costs	220,312	187,509
Insurance expense	182,789	200,933
Directors fees	176,981	154,300
Taxes and licenses	125,018	139,994
General and administrative expenses	130,121	104,161
Expenses before credit from Adviser	13,303,266	4,388,841
Credits to base management fee (Refer to Note 4)	(1,932,475)	(375,225)
Total expenses net of credit to base management fee	11,370,791	4,013,616
NET INVESTMENT INCOME	9,629,308	8,363,118

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Realized loss on sale of Non-Control/Non-Affiliate investments	(197,712)	(944)
Net unrealized depreciation of Non-Control/Non-Affiliate investments	(10,671,793)	(1,189,598)
Net unrealized appreciation (depreciation) of Control investments	9,941,521	(362,941)
Net unrealized appreciation of Affiliate investments	305,986	—
Net unrealized appreciation derivative	5,000	—
Net loss on investments	(616,998)	(1,553,483)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,012,310	$6,809,635

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.54	$0.41

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(UNAUDITED)

	Nine months ended	Nine months ended
	December 31, 2007	December 31, 2006
Operations:
Net investment income	$9,629,308	$8,363,118
Realized loss on sale of investments	(197,712)	(944)
Net unrealized depreciation of portfolio	(424,286)	(1,552,539)
Unrealized appreciation of derivative	5,000	—
Net increase in net assets from operations	9,012,310	6,809,635

Capital transactions:
Shelf offering registration costs	(31,508)	(132,707)
Dividends	(11,426,469)	(10,432,869)
Total decrease in net assets from capital transactions	(11,457,977)	(10,565,576)

Total decrease in net assets	(2,445,667)	(3,755,941)

Net Assets
Beginning of period	222,818,509	229,841,697
End of period	$220,372,842	$226,085,756

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended	Nine months ended
	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net increase in net assets resulting from operations	$9,012,310	$6,809,635
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(157,334,750)	(118,850,626)
Principal repayments of investments	59,723,249	10,448,688
Proceeds from the sale of investments	15,696,641	19,589,945
Net unrealized depreciation of investment portfolio	424,286	1,552,539
Net unrealized appreciation of derivative	(5,000)	—
Net realized loss on sales of investments	197,712	944
Net amortization of premiums and discounts	209,348	124,748
Amortization of deferred finance costs	595,532	91,392
Increase in interest receivable	(659,686)	(683,317)
Decrease (increase) in due from custodian	9,282,341	(2,798,620)
Increase in prepaid assets	(255,307)	(67,993)
Increase in other assets	(149,846)	(22,429)
(Decrease) increase in other liabilities	(14,559)	38,042
Increase in administration fee payable to Administrator (See Note 4)	48,915	410,561
(Decrease) increase in base management fee payable to Adviser (See Note 4)	(244,570)	14,099
Increase in loan servicing fee payable to Adviser (See Note 4)	11,269	231,211
Increase in accrued expenses	387,102	445,833
Net cash used in operating activities	(63,075,013)	(82,665,348)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings from line of credit	196,350,000	23,500,000
Repayments of line of credit	(145,887,500)	(3,500,000)
Deferred finance costs	(429,782)	(550,739)
Shelf offering registration costs	(31,508)	(132,707)
Distributions paid	(11,426,469)	(10,432,869)
Net cash provided by financing activities	38,574,741	8,883,685

NET DECREASE IN CASH AND CASH EQUIVALENTS (1)	(24,500,272)	(73,781,663)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,788,941	75,672,605
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,288,669	$1,890,942

(1)                  Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Three months ended	Three months ended
	December 31, 2007	December 31, 2006
Per Share Data (1)
Balance at beginning of period	$13.24	$13.71

Income from investment operations:
Net investment income (2)	0.23	0.18
Realized loss on sale of investments (2)	(0.01)	—
Net unrealized appreciation (depreciation) of investments (2)	0.09	(0.02)
Net unrealized appreciation of derivative (2)	—	—
Total from investment operations	0.31	0.16
Distributions	(0.24)	(0.21)
Net asset value at end of period	$13.31	$13.65

Per share market value at beginning of period	$12.84	$14.46
Per share market value at end of period	9.81	15.31
Total Return (3)	(21.93)%	7.38%
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$220,372,842	$226,085,756
Average net assets (4)	$218,176,005	$225,338,878
Ratio of expenses to average net assets (5) (6)	8.88%	3.15%
Ratio of net expenses to average net assets (5) (7)	6.96%	2.49%
Ratio of net investment income to average net assets (5)	6.87%	5.14%

(1)                  Based on actual shares outstanding at the end of the corresponding period.

(2)                  Based on weighted average basic per share data.

(3)                  Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account dividends that may be characterized as a return of capital. For further information on estimated character of our dividends please refer to Note 9.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	Nine months ended	Nine months ended
	December 31, 2007	December 31, 2006
Per Share Data (1)
Balance at beginning of period	$13.46	$13.88

Income from investment operations:
Net investment income (2)	0.58	0.51
Realized loss on sale of investments (2)	(0.01)	—
Net unrealized depreciation of investments (2)	(0.03)	(0.11)
Net unrealized appreciation of derivative (2)	—	—
Total from investment operations	0.54	0.40
Distributions	(0.69)	(0.63)
Net asset value at end of period	$13.31	$13.65

Per share market value at beginning of period	$14.87	$14.90
Per share market value at end of period	9.81	15.31
Total Return (3)	(30.31)%	7.28%
Shares outstanding at end of period	16,560,100	16,560,100

Ratios/Supplemental Data
Net assets at end of period	$220,372,842	$226,085,756
Average net assets (4)	$221,452,960	$226,399,367
Ratio of expenses to average net assets (5) (6)	8.01%	2.59%
Ratio of net expenses to average net assets (5) (7)	6.85%	2.36%
Ratio of net investment income to average net assets (5)	5.80%	4.93%

(1)                  Based on actual shares outstanding at the end of the corresponding period.

(2)                  Based on weighted average basic per share data.

(3)                  Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account dividends that may be characterized as a return of capital. For further information on estimated character of our dividends please refer to Note 9.

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

DECEMBER 31, 2007

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

Cash and Cash Equivalents

                The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include commercial paper and money-market funds. All of the Company’s cash at December 31, 2007 was deposited with two financial institutions, and the Company’s balances exceed federally insurable limits. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

Classification of Investments

                The 1940 Act requires classification of the Company’s investments by its respective level of control. As defined in the 1940 Act, “Control investments” are investments in those portfolio companies that the Company is deemed to “Control.” “Affiliate investments” are investments in those portfolio companies that are “Affiliated companies” of the Company, as defined in the 1940 Act, other than Control investments. “Non-Control/Non-Affiliate investments” are those that are neither Control investments nor Affiliate investments. In general, the 1940 Act prescribes that the Company has control over a portfolio company if it owns greater than 25% of the voting securities of the portfolio company. The Company is deemed to be an affiliate of a portfolio company if it owns between 5% and 25% of the voting securities of such portfolio company or has one or more seats on the affiliated company’s board of directors. However, if the Company holds 50% or more contractual representation on a portfolio company’s board of directors, the Company will be deemed to have control over the portfolio company.

Investment Valuation

                The Company carries its investments at fair value, as determined by its Board of Directors. Securities that are publicly traded are valued at the closing price on the valuation date. Securities for which a limited market exists, such as certain participations in syndicated loans, are valued at the indicative bid price on or near the valuation date from the respective originating syndication agent’s trading desk. Debt and equity securities that are not publicly traded, or for which a limited market does not exist, are valued at fair value based on the Company’s valuation policy. The Company’s Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly.

                The procedures for the determination of the fair value of the Company’s debt securities that that are not publicly traded and that are issued by portfolio companies where the Company has no equity, or equity-like securities, rely on the opinions of value submitted to it by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments.

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

                Debt securities that are issued by portfolio companies where the Company has equity or equity-like securities are valued at cost, if there is adequate total enterprise value determined when valuing the Company’s equity securities of the portfolio company. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

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

Interest and Dividend Income Recognition

                Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At December 31, 2007, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million at December 31, 2007, or less than 1% of the cost basis of all loans in the Company’s portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. To date, the Company has not recorded any conditional interest.  Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. To date, the Company has not accrued any dividend income.

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

                The Adviser receives fees for other services it provides to the Company’s portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon closing of the investment. The services the Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When the Adviser receives fees for these services, 50% of certain of those fees are voluntarily credited against the base management fee and the loan servicing fee that the Company pays to its Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

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

Deferred Finance Costs

                Costs associated with the Company’s line of credit facility with Deutsche Bank AG are deferred and amortized over the life of the credit facility, generally for a period of one year.

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

                In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company adopted this Interpretation on April 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

                In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

                In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for interim periods beginning on or after December 15, 2008.  The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

                In November 2007,  the  SEC  issued  Staff Accounting  Bulletin No. 109,  Written Loan Commitments  Recorded at Fair Value Through  Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which  supersedes  SAB  105,  Application  of  Accounting  Principles  to  Loan Commitments, requires  the  expected  net  future  cash  flows  related to the associated  servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

NOTE 3. INVESTMENTS

Non-Control/Non-Affiliate Investments

                At December 31, 2007 and March 31, 2007, the Company held investments in Non-Control/Non-Affiliates of approximately $185.1 million and $138.6 million, at cost, respectively. These investments are comprised primarily of syndicated loan participations of senior notes of both public and private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. At December 31, 2007 and March 31, 2007, the Company’s investments, at cost, in Non-Control/Non-Affiliates represented approximately 84% and 62%, respectively, of the Company’s net assets.

Control and Affiliate Investments

                At December 31, 2007, the Company had investments of approximately $135.5 million, at cost, in revolving credit facilities, senior debt and subordinated debt of eight portfolio companies. In addition, at December 31, 2007, the Company had invested approximately $35.5 million in preferred and common equity of those companies.

                At December 31, 2007 and March 31, 2007, the Company’s investments in Control investments, at cost, represented approximately 62% and 52%, respectively, of the Company’s net assets. Also at December 31, 2007 and March 31, 2007, the Company’s investments, at cost, in Affiliate investments represented approximately 16% and 9%, respectively, of the Company’s net assets.

Investment Concentrations

                Approximately 75% of the aggregate fair value of the Company’s investment portfolio at December 31, 2007 consisted of senior debt, approximately 11% was senior subordinated debt and approximately 14% was preferred and common equity securities. At December 31, 2007, the Company had approximately $356 million invested in 59 portfolio companies. The following table outlines the Company’s investments by type at December 31, 2007 and March 31, 2007:

	December 31, 2007		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$276,401,429	$265,095,613	$207,367,741	$206,981,112
Senior Subordinated Term Debt	43,458,184	38,689,248	24,485,760	24,467,635
Subordinated Term Debt	493,421	493,421	14,167,810	14,167,810
Preferred & Common Equity Securities	35,774,879	47,752,835	28,598,802	25,331,046
Total Investments	$356,127,913	$352,031,117	$274,620,113	$270,947,603

                Investments at fair value consisted of the following industry classifications at December 31, 2007 and March 31, 2007:

	December 31, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Automobile	$2,277,000	0.6%	1.0%	$8,504,666	3.1%	3.8%
Beverage, Food & Tobacco	3,790,950	1.1%	1.7%	3,413,874	1.3%	1.5%
Broadcasting & Entertainment	3,756,380	1.1%	1.7%	—	—	—
Buildings & Real Estate	14,161,626	4.0%	6.4%	3,003,750	1.1%	1.3%
Cargo Transport	20,649,005	5.9%	9.4%	21,844,463	8.1%	9.8%
Chemicals, Plastics & Rubber	24,384,408	6.9%	11.1%	22,535,527	8.3%	10.1%
Containers, Packaging and Glass	26,624,335	7.6%	12.1%	999,975	0.4%	0.4%
Diversified/Conglomerate Manufacturing	53,362,744	15.2%	24.2%	32,563,400	12.0%	14.6%
Diversified/Conglomerate Service	37,677,977	10.7%	17.1%	27,374,081	10.1%	12.3%
Ecological	478,844	0.1%	0.2%	—	—	—
Electronics	14,606,669	4.1%	6.6%	6,758,294	2.5%	3.0%
Healthcare, Education and Childcare	41,409,279	11.8%	18.8%	31,296,111	11.6%	14.0%
Home & Office Furnishings	17,224,898	4.9%	7.8%	17,105,808	6.3%	7.7%
Machinery	58,592,031	16.6%	26.6%	41,480,716	15.3%	18.6%
Oil & Gas	—	—	—	3,851,943	1.4%	1.7%
Personal, Non-durable Consumer Products	7,761,955	2.2%	3.5%	1,492,472	0.6%	0.7%
Personal, Food, & Miscellaneous Services	4,128,555	1.2%	1.9%	16,905,483	6.2%	7.6%
Printing & Publishing	7,737,043	2.2%	3.5%	18,590,084	6.9%	8.3%
Retail Stores	850,877	0.2%	0.4%	1,407,018	0.5%	0.6%
Telecommunications	12,556,541	3.5%	5.7%	9,246,854	3.4%	4.1%
Textiles & Leather	—	—	—	2,573,084	0.9%	1.2%
Total Investments	$352,031,117	100%		$270,947,603	100%

                The investments at fair value were included in the following geographic regions of the United States and Canada at December 31, 2007 and March 31, 2007:

	December 31, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Mid-Atlantic	$142,295,775	40.4%	64.6%	$94,257,169	34.8%	42.3%
Midwest	103,158,224	29.3%	46.8%	88,508,725	32.7%	39.7%
Northeast	11,910,369	3.4%	5.4%	14,879,654	5.5%	6.7%
Southeast	50,935,445	14.5%	23.1%	36,357,555	13.4%	16.3%
West	40,250,029	11.4%	18.3%	36,944,500	13.6%	16.6%
Canada	3,481,275	1.0%	1.6%	—	—	—
Total Investments	$352,031,117	100.0%		$270,947,603	100.0%

                The geographic region depicts the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

                The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended March 31,	Amount
2008	$4,939,252
2009	11,970,117
2010	11,800,388
2011	49,713,185
2012	50,072,850
Thereafter	191,677,039
Total contractual repayments	$320,172,831
Investments in equity securities	$35,774,879
Unamortized premiums on debt securities	180,203
Total	$356,127,913

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

                On April 11, 2007, the Company’s Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. This waiver remains in effect and was applied during the three and nine months ended December 31, 2007.

                When the Adviser receives fees from portfolio companies, as discussed in Note 2 under “Services Provided to Portfolio Companies,” 50% of certain of these fees are voluntarily credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

                For the three months ended December 31, 2007 and 2006, the Company incurred base management fees to the Adviser of $497,632 and $551,235 (after reductions for loan servicing fees received by the Adviser), respectively. For the nine months ended December 31, 2007 and 2006, the Company incurred base management fees to the Adviser of $1,309,951 and $2,214,437 (after reductions for loan servicing fees received by the Adviser), respectively. For the three months ended December 31, 2007, the Company recognized aggregate credits against the base management fee of $1,045,881, which was comprised of $509,555 resulting from reduced fees on syndicated loan participations and $536,326 resulting from investment banking fees paid to the Adviser during the period.  For the nine months ended December 31, 2007, the Company recognized aggregate credits against the base management fee of $1,932,475, which is comprised of $1,244,024 resulting from reduced fees on syndicated loan participations and $688,451 resulting from investment banking fees paid to the Adviser during the period.  For the three and nine months ended December 31, 2006, the Company recognized aggregate credits against the base management fee of $375,225 resulting from investment banking fees paid to the Adviser during the respective periods.  As of December 31, 2007, a resulting base management fee credit of $548,249 was unpaid and is included as a reduction in fees due from Adviser in the accompanying consolidated statements of assets and liabilities. The amount due from Adviser of $253,684 also includes loan servicing fees due to the Adviser of $294,565 as discussed below. At March 31, 2007, a base management fee credit of $303,679 was unpaid and included in fees due from Adviser in the accompanying consolidated statements of assets and liabilities which was offset by loan servicing fees due to the Adviser of $283,296, resulting in $20,383 due from the Adviser as discussed below.

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

                For the three and nine months ended December 31, 2007, the Company recorded loan servicing fees to the Adviser of $1,287,013 and $3,741,082, respectively, of which $294,565 was unpaid at December 31, 2007. For the three and nine months ended December 31, 2006, the Company recorded loan servicing fees to the Adviser of $508,691.  At March 31, 2007 there were $283,296 of loan servicing fees due to the Adviser that were included as a credit in fees due from the Adviser in the accompanying consolidated statements of assets and liabilities, offsetting the base management fee credit due to the Company from the Adviser at that date.

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

                Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for any of the three or nine months ended December 31, 2007 or December 31, 2006.

Administration Agreement

                The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (“Gladstone Administration” or the “Administrator”), a wholly-owned subsidiary of the Adviser. Under the Administration Agreement, the Company pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including but not limited to, rent for employees of the Administrator and the allocable portion of salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company recorded Administration fees on the consolidated statements of operations of $211,159 and $124,101 for the three months ended December 31, 2007 and 2006, respectively. The Company recorded Administration fees on the consolidated statements of operations of $646,740 and $364,351 for the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and March 31, 2007, $211,159 and $162,244, respectively, was unpaid and included in the administration fee due to the Administrator in the accompanying consolidated statements of assets and liabilities.

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

NOTE 5. LINE OF CREDIT

                Through the Company’s wholly-owned subsidiary, Business Investment, the Company has obtained a $200 million revolving credit facility (the “Credit Facility”). On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein. Simultaneously, Business Investment executed a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. On March 29, 2007, the Company increased its capacity under the Credit Facility from $100 million to $200 million. Availability under the Credit Facility was originally scheduled to terminate on October 18, 2007, however, on that date the Company amended and extended the Credit Facility such that availability under the Credit facility will terminate on October 16, 2008, unless extended in the discretion of the lenders at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity. The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable. Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. The weighted average borrowings outstanding under the Credit Facility for the nine months ended December 31, 2007 were $116.8 million at an annualized weighted average annual interest cost of 7.32%, which is computed by using the annual stated interest rate plus commitment and other fees plus the amortization of deferred financing fees divided by the weighted average debt outstanding.  Because the Company only had borrowings outstanding for two weeks during the nine months ended December 31, 2006, the weighted average borrowings outstanding and respective annualized interest cost calculations are not reflective of the Company’s actual cost of debt and as such, are not presented herein.

                The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The facility also restricts some of the terms and provisions

(including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of December 31, 2007, Business Investment was in compliance with all of the facility covenants. As of December 31, 2007 there were $150.5 million of borrowings outstanding under the Credit Facility at an interest rate of approximately 5.36% and the remaining borrowing capacity under the Credit Facility was approximately $49.5 million.

                The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank is also the trustee of the account and once a month remits the collected funds to the Company. At December 31, 2007, the amount due from the custodian was $3.4 million.

                The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of December 31, 2007, the Company was in compliance with the covenants under the performance guaranty.

NOTE 6. INTEREST RATE CAP AGREEMENT

                In October 2007, the Company entered into an interest rate cap agreement that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $20 million at a cost of $15,000. At December 31, 2007, the interest rate cap agreement had a fair market value of $20,000.  The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations.  The interest rate cap agreement expires in October 2008. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%.

                The use of a cap involves risks that are different from those associated with ordinary portfolio securities transactions.  Cap agreements may be considered to be illiquid.  Although the Company will not enter into any such agreements unless it believes that the other party to the transaction is creditworthy, the Company does bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty.

NOTE 7. COMMON STOCK

                As of December 31, 2007 and March 31, 2007, 100,000,000 shares of $0.001 par value common stock were authorized and 16,560,100 shares were outstanding.

NOTE 8. INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

                The following table sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$5,108,919	$2,684,543	$9,012,310	$6,809,635

Denominator for basic and diluted shares	16,560,100	16,560,100	16,560,100	16,560,100

Basic and diluted net increase in net assets per share resulting from operations	$0.31	$0.16	$0.54	$0.41

NOTE 9. DIVIDENDS

                The Company is required to pay out as a dividend 90% of its ordinary income and realized net short-term capital gains in excess of realized net short-term capital losses, if any, for each taxable year in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out monthly as a dividend is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, three monthly dividends are declared each quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and realized net short-term capital gains for the year. Long-term capital gains are composed of success fees, prepayment fees and gains from the sale of securities held for one year or more. The Company intends to retain long-term capital gains from the sale of securities, if any, and not pay them out as dividends, however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax. The Company currently pays a monthly dividend. The tax characteristics of all dividends will be reported to stockholders on Form 1099 at the end of each calendar year. The Company’s Board of Directors declared the following monthly dividends for the nine months ended December 31, 2007 and 2006:

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

                The Company’s Board of Directors estimates the source of the distributions listed above at the time of their declaration as required by Section 19(a) of the 1940 Act. The following estimates were made by the Board of Directors during the quarter ended December 31, 2007:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
December 31, 2007	$0.080	$—	$0.080
November 30, 2007	0.080	—	0.080
October 31, 2007	0.080	—	0.080

                Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions will come from ordinary income, capital gains, and returns of capital. Subsequent to quarter end, the following corrections were made to the above listed estimates:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
December 31, 2007	$0.070	$0.010	$0.080
November 30, 2007	0.079	0.001	0.080
October 31, 2007	0.068	0.012	0.080

                For dividends declared subsequent to quarter end, the following estimates have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
March 31, 2008	$0.064	$0.016	$0.080
February 29, 2008	0.067	0.013	0.080
January 31, 2008	0.080	—	0.080

                On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also sends to its registered stockholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution provided above and in the Company’s 19(a) notices are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes year cannot be determined until the final books and records of the Company are finalized for the calendar year. These estimates are made solely in order to comply with the requirements of Section 19(a) of 1940 Act and should not be relied upon for tax reporting or any other purposes. Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount.

NOTE 10. CONTRACTUAL OBLIGATIONS

                As of Decmeber 31, 2007, the Company was a party to a signed and non-binding term sheet for a buyout investment of approximately $23 million. The future scheduled contractual payments at December 31, 2007 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	23,000,000	23,000,000
Total	$23,000,000	$23,000,000	$—	$—	$—

                As of January 30, 2008, the above investment had not yet been funded.

NOTE 11. SUBSEQUENT EVENTS

Dividends

                On  January 8, 2008, the Company’s Board of Directors declared the following monthly dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 8, 2008	January 23, 2008	January 31, 2008	$0.08
January 8, 2008	February 21, 2008	February 29, 2008	$0.08
January 8, 2008	March 21, 2008	March 31, 2008	$0.08

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) our future operating results as we are a company with a limited operating history; (2) the loss of one or more of our executive officers, in particular, David Gladstone, George Stelljes III, or Terry Lee Brubaker; (3) the impact of the investments that we make and the ability of these investments to achieve their objectives; (4) our contractual relationships with third parties; (5) the adequacy of our cash resources and working capital; (6) our ability to obtain future financing, if at all; and (7) those factors listed under the caption “Risk Factors” of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Our Investment Strategy

                We seek to achieve returns from current income from senior, subordinated and mezzanine debt, and capital gains from preferred stock and warrants to purchase common stock that we acquire in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams. Our investments generally range between $10 million and $30 million each, although this investment size may vary proportionately as the size of our capital base changes. We intend to invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were investing alone.

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

Non-Control/Non-Affiliate Investments

                We invested a substantial portion of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be originated more quickly than investments in companies undergoing a buyout or recapitalization. We employed this strategy in order to quickly invest our initial capital to generate current income, and have continued this strategy in order to build a portfolio that may be potentially securitized in the future to obtain financing to pay down borrowings and invest in additional buyout and recapitalization investments. At December 31, 2007, we had investments in 50 such syndicated loans. There can be no guarantee that we will be able to successfully securitize any loans in our portfolio.

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

                At December 31, 2007 and March 31, 2007, we held investments in Non-Control/Non-Affiliates of approximately $185.1 million and $138.6 million, at cost, respectively. These investments were comprised primarily of syndicated loan participations of senior notes of both public and private companies as well as non-syndicated loan investments where we do not have a significant ownership interest in the portfolio company. We expect to continue purchasing syndicated loans using borrowings from our credit facility.

Control and Affiliate Investments

                At December 31, 2007, we had investments of approximately $135.5 million, at cost, in revolving credit facilities, senior debt and subordinated debt of eight portfolio companies. In addition, at December 31, 2007, we had invested approximately $35.5 million in preferred and common equity of those companies. These investments are the result of buyout and recapitalization transactions and represent our primary investment focus.

Investment Concentrations

                Approximately 75% of the aggregate fair value of our investment portfolio at December 31, 2007 was comprised of senior debt, approximately 11% was senior subordinated debt and approximately 14% was preferred and common equity securities. At December 31, 2007, we had approximately $356 million invested in 59 portfolio companies. The following table outlines our investments by type at December 31, 2007 and March 31, 2007:

	December 31, 2007		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$276,401,429	$265,095,613	$207,367,741	$206,981,112
Senior Subordinated Term Debt	43,458,184	38,689,248	24,485,760	24,467,635
Subordinated Term Debt	493,421	493,421	14,167,810	14,167,810
Preferred & Common Equity Securities	35,774,879	47,752,835	28,598,802	25,331,046
Total Investments	$356,127,913	$352,031,117	$274,620,113	$270,947,603

Investments at fair value consisted of the following industry classifications at December 31, 2007 and March 31, 2007:

	December 31, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Automobile	$2,277,000	0.6%	1.0%	$8,504,666	3.1%	3.8%
Beverage, Food & Tobacco	3,790,950	1.1%	1.7%	3,413,874	1.3%	1.5%
Broadcasting & Entertainment	3,756,380	1.1%	1.7%	—	—	—
Buildings & Real Estate	14,161,626	4.0%	6.4%	3,003,750	1.1%	1.3%
Cargo Transport	20,649,005	5.9%	9.4%	21,844,463	8.1%	9.8%
Chemicals, Plastics & Rubber	24,384,408	6.9%	11.1%	22,535,527	8.3%	10.1%
Containers, Packaging and Glass	26,624,335	7.6%	12.1%	999,975	0.4%	0.4%
Diversified/Conglomerate Manufacturing	53,362,744	15.2%	24.2%	32,563,400	12.0%	14.6%
Diversified/Conglomerate Service	37,677,977	10.7%	17.1%	27,374,081	10.1%	12.3%
Ecological	478,844	0.1%	0.2%	—	—	—
Electronics	14,606,669	4.1%	6.6%	6,758,294	2.5%	3.0%
Healthcare, Education and Childcare	41,409,279	11.8%	18.8%	31,296,111	11.6%	14.0%
Home & Office Furnishings	17,224,898	4.9%	7.8%	17,105,808	6.3%	7.7%
Machinery	58,592,031	16.6%	26.6%	41,480,716	15.3%	18.6%
Oil & Gas	—	—	—	3,851,943	1.4%	1.7%
Personal, Non-durable Consumer Products	7,761,955	2.2%	3.5%	1,492,472	0.6%	0.7%
Personal, Food, & Miscellaneous Services	4,128,555	1.2%	1.9%	16,905,483	6.2%	7.6%
Printing & Publishing	7,737,043	2.2%	3.5%	18,590,084	6.9%	8.3%
Retail Stores	850,877	0.2%	0.4%	1,407,018	0.5%	0.6%
Telecommunications	12,556,541	3.5%	5.7%	9,246,854	3.4%	4.1%
Textiles & Leather	—	—	—	2,573,084	0.9%	1.2%
Total Investments	$352,031,117	100%		$270,947,603	100%

                The investments at fair value were included in the following geographic regions of the United States and Canada at December 31, 2007 and March 31, 2007:

	December 31, 2007			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Mid-Atlantic	$142,295,775	40.4%	64.6%	$94,257,169	34.8%	42.3%
Midwest	103,158,224	29.3%	46.8%	88,508,725	32.7%	39.7%
Northeast	11,910,369	3.4%	5.4%	14,879,654	5.5%	6.7%
Southeast	50,935,445	14.5%	23.1%	36,357,555	13.4%	16.3%
West	40,250,029	11.4%	18.3%	36,944,500	13.6%	16.6%
Canada	3,481,275	1.0%	1.6%	—	—	—
Total Investments	$352,031,117	100.0%		$270,947,603	100.0%

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

                We have been externally managed by our Adviser pursuant to an investment advisory and management agreement (the “Advisory Agreement”) since our inception. Our Adviser was organized as a corporation under the laws of the State of

Delaware on July 2, 2002, and is a registered investment adviser under the 1940 Act. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and also has offices in the states of New York, Illinois, Pennsylvania, New Jersey, Texas and Washington.

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

                On April 11, 2007, our Board of Directors accepted a voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. This waiver remains in effect and was applied during the three and nine months ended December 31, 2007.

                When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will voluntarily be credited against the base management fee that we would otherwise be required to pay to our Adviser.

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

Administration Agreement

                We have entered into an administration agreement with our Administrator (the “Administration Agreement”) whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total allocable expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

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

                General Valuation Policy:  Using procedures established by our Board of Directors, we value our investment portfolio each quarter. We carry our investments at fair value, as determined in good faith by or under the direction of our Board of Directors. Securities that are publicly traded, if any, are valued at the closing price of the exchange or securities market on which they are listed on the valuation date. Securities that are not traded on a public exchange or securities market, but for which a limited market exists are valued at the indicative bid price offered by the respective originating syndication agent’s desk on or near the valuation date.

                Debt and equity securities that are not publicly traded and for which a limited market does not exist are valued at fair value as determined in good faith by or under the direction of our Board of Directors. In making the good faith determination of the value of these securities, we start with the cost basis of the security, which includes paid in kind (“PIK”) interest, if any. We then apply the methods set out below in “Valuation Methods.” Members of our Adviser’s portfolio management team prepare the valuations of our investments in portfolio companies using the most recent portfolio company financial statements and forecasts. These individuals also consult with portfolio company senior management and ownership to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development, and other operational issues. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

                At December 31, 2007, we engaged Standard and Poor’s Securities Evaluations, Inc. (“SPSE”) to submit opinions of value for our debt securities that are issued to portfolio companies where we have no equity, or equity-like securities.  In addition, securities that are not traded on a public exchange or securities market, but for which a limited market exists and that have not been rated by a nationally recognized statistical rating organization, or NRSRO (such as certain participations in syndicated loans) are also submitted to SPSE for opinions of value, along with the indicative bid price offered by the syndication agent’s desk on or near the valuation date. We submit non-NRSRO rated securities to SPSE as part of our Board’s further consideration of whether market quotations are readily available, valid and reliable and, if there are discrepancies between the indicative bid price offered by the syndication agent’s desk and the opinion of value from SPSE, we determine whether it is more appropriate for the alternative method of valuation prescribed by the 1940 Act—fair value as determined in good faith by the Board of Directors—to be implemented.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. We may also submit PIK interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (including the information described under “Credit Information,” the risk ratings of the loans described under “Loan Grading and Risk Rating” and the factors described under “Valuation Methods”), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

                SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of December 31, 2007 included in our consolidated financial statements.

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

                The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At December 31, 2007, one investment was on non-accrual and at March 31, 2007 there were no investments on non-accrual. Additionally, we do not risk rate our equity securities.

                The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2007 and March 31, 2007, representing approximately 46% and 44%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2007	March 31, 2007
Highest	7.0	8.0
Average	5.4	5.7
Weighted Average	5.0	5.0
Lowest	1.0	2.0

                The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at December 31, 2007 and March 31, 2007, representing approximately 14%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2007	March 31, 2007
Highest	9.0	8.0
Average	7.0	7.2
Weighted Average	7.2	7.3
Lowest	1.0	6.0

                For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2007 and March 31, 2007, representing approximately 40% and 42%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2007		March 31, 2007
Highest	BB/Ba2		BB-/Ba2
Average	B+/B	1	B+/B	1
Weighted Average	B+/B	1	B+/B	1
Lowest	CCC+/B	2	B/B2

                Valuation Methods:  We determine the value of publicly-traded debt securities based on the closing price for the security on the exchange or securities market on which it is listed on the valuation date. We value debt securities that are not publicly traded, but for which a limited market for the security exists, such as certain participations in syndicated loans, at the indicative bid price offered by the respective originating syndication agent’s trading desk on or near the valuation date. At December 31, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 50 debt securities in our portfolio. At March 31, 2007, none of the debt securities in our portfolio were publicly traded and there was a limited market for 42 debt securities in our portfolio.

                Debt securities that are issued by portfolio companies where we have an equity, or equity-like interest that are not publicly traded and for which there is no market are valued at cost, if there is adequate total enterprise value determined when valuing our equity holdings in the borrower. Fair values are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

                Debt securities that are not publicly traded and that are issued by portfolio companies for which there is no market we determine the value of the security as if we currently intended to sell the security and consider some or all of the following factors:

•             the risk rating of the security;

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

                We value convertible debt, equity, success or exit fees or other equity-like securities for which there is a market based on the market prices for such securities, even if that market is not robust. At December 31, 2007 and March 31, 2007, there was no market for any of the equity securities we owned. To value convertible debt, equity, success or exit fees or other equity-like securities for which no market exists, we use the same information we would use for a debt security valuation described above, except risk-rating, as well as standard valuation techniques used by major valuation firms to value the equity securities of private companies. These valuation techniques also include discounted cash flow of the expected sale price in the future, valuation of the securities based on recent sales to third parties in comparable transactions, or a review of similar companies that are publicly traded and the market multiple of their equity securities. In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. At December 31, 2007 we had $35.8 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $320.3 million. At March 31, 2007, we had $28.6 million invested, at cost, in equity securities compared to our debt portfolio with a cost basis of $246.0 million.

                At December 31, 2007, we had total unrealized depreciation of approximately $4.1 million, which was primarily comprised of $11.1 million net unrealized depreciation of our Non-Control/Non-Affiliate investments, offset by approximately $7.0 million of net appreciation of our Control and Affiliate investments. The syndicated loan market continued to be extremely volatile during the quarter ended December 31, 2007 and, as a result, certain of our syndicated loan investments experienced significant declines in fair market value. At March 31, 2007, we had total unrealized depreciation of approximately $3.7 million, which was primarily comprised of net unrealized depreciation of our preferred and common stock in Chase II Holdings Corp.

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

                Revenue Recognition

                Interest and Dividend Income Recognition

                Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. At December 31, 2007, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million at December 31, 2007, or less than 1% of the cost basis of all loans in our portfolio. There were no accounts on non-accrual at March 31, 2007. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. To date, we have not accrued any dividend income.

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

                Our Adviser receives fees for the other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides to our portfolio companies vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are voluntarily credited against the base management fee that we pay to our Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

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

                Recent Accounting Pronouncements

                In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

                In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for interim periods beginning on or after December 15, 2008.  We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

                In November 2007,  the  SEC  issued  Staff Accounting  Bulletin No. 109,  Written Loan Commitments  Recorded at Fair Value Through  Earnings (“SAB 109”). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which  supersedes  SAB  105,  Application  of  Accounting  Principles  to  Loan Commitments, requires  the  expected  net  future  cash  flows  related to the associated  servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

                In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

                In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year ended March 31, 2009. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended December 31, 2007 compared to the three months ended December 31, 2006

Investment Income

                Investment income for the three months ended December 31, 2007 increased $3,244,633 to $7,544,001, compared to investment income of $4,299,368 for the three months ended December 31, 2006.

                Interest income from Non-Control/Non-Affiliate investments increased $1,305,747 to $3,891,918 for the three months ended December 31, 2007, compared to $2,586,171 for the three months ended December 31, 2006. This increase was mainly the result of approximately $43 million of additional Non-Control/Non-Affiliate investments at December 31, 2007 compared to the prior year period.

                Interest income from Control investments was $2,865,843 for the three months ended December 31, 2007, representing interest on our loan investments to our Control affiliates, compared to interest income of $1,264,451 for the three months ended December 31, 2006. The increase of $1,601,392 is directly attributable to the addition of two Control investments compared to the prior year period.

                Interest income from Affiliate investments was $700,494 for the three months ended December 31, 2007, representing interest on our loan investments to our Non-Control affiliates, compared to interest income of $114,668 for the three months ended December 31, 2006. The increase of $585,826 is mainly the result of recognizing a full quarter of interest income from our Affiliate investment that was purchased at the end of the prior year period, as well as the acquisition of another Affiliate investment.

                Interest income from cash and equivalents decreased $253,084 to $79,502 for the three months ended December 31, 2007 from $332,586 for the three months ended December 31, 2006. This decrease was the result of the complete investment of the proceeds of our initial public offering in Control, Affiliate and Non-Control/Non-Affiliate investments. At December 31, 2007 we had no investments in treasury securities as all of the proceeds from our initial public offering had been invested

                Other income for the three months ended December 31, 2007 was $6,244 compared to $1,492 for the three months ended December 31, 2006. Other income is primarily comprised of loan amendment fees that are received from portfolio companies and are amortized over the remaining life of the respective loans. The increase of $4,752 over the prior year quarter is primarily due to the receipt of additional amendment fees during the period.

                The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 9.05% for the three months ended December 31, 2007 and 9.41% for the three months ended December 31, 2006. This decrease is largely the result of declining interest rates due to the volatility in the lending marketplace.

Operating Expenses

                Operating expenses for the three months ended December 31, 2007 were $3,797,775 compared to $1,401,300 for the three months ended December 31, 2006, representing an overall increase of $2,396,475.

                For the three months ended December 31, 2007, we incurred a base management fee of $497,632, after reductions for loan servicing fees of $1,287,013, for a gross base management fee (including loan servicing fees) of $1,784,645.  For the three months ended December 31, 2006, we incurred a base management fee of $551,235, after reductions for loan servicing fees of $508,691, for a gross base management fee (including loan servicing fees) of $1,059,926.  The increase in our gross base management fee of $724,719 results from the growth of our portfolio from the prior year period.  The base management fee is computed quarterly as described under “—Investment Advisory and Management Agreement.”

                We also received aggregate credits against our base management fee of  $1,045,881, which were comprised of $509,555 resulting from reduced fees on syndicated loan participations and $536,326 resulting from investment banking fees paid to our Adviser during three months ended December 31, 2007.  We received aggregate credits of $375,225 against our base management fee for the three months ended December 31, 2006 resulting from investment banking fees paid to our Adviser during the quarter.

                Loan servicing fees of $1,287,013 were incurred for the three months ended December 31, 2007. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser in connection with our credit facility established in October 2006, which is based on the size of the aggregate outstanding loan portfolio. These fees reduced the amount of the management fee due to our Adviser as noted above.  The increase in loan servicing fees of $778,322 compared to the prior year quarter is the result of an increase in the portfolio of loans being serviced by our Adviser as well as the recognition of a full quarter of loan servicing fees in the current year, compared to a partial quarter in the prior year.

                The administration fee payable to our Administrator was $211,159 for the three months ended December 31, 2007 compared to $124,101 for the three months ended December 31, 2006. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser. The increase of $87,058 was mainly attributable to the personnel growth of our Administrator as well as an increase in the general overhead expenses incurred by our Administrator.

                Interest expense for the three months ended December 31, 2007 was $2,381,227 compared to $68,748 of interest expense for the three months ended December 31, 2006. The increase resulted from greater borrowings outstanding on our credit facility during the quarter, compared to the prior year quarter.  We established our credit facility in October 2006 and did not have any borrowings outstanding until December 2006, resulting in only one month of interest expense.

                Deferred finance cost amortization for the three months ended December 31, 2007 was $169,329 compared to $91,392 for the three months ended December 31, 2006.  The increase of $77,937 is primarily attributable to an extra month of amortization in the current quarter as the prior year quarter began amortizating these costs in November 2006.  Further, the total deferred finance costs subject to amortization were greater in the current year due to amendment and renewal fees for the credit facility.

                Professional fees for the three months ended December 31, 2007 were $90,255, a decrease of $96,282 over the professional fees for the three months ended December 31, 2006 of $186,537. Professional fees primarily consist of legal fees and audit and accounting fees. The decrease is mainly due to in the timing of audit fees billed, partially in connection with  our compliance with Sarbanes-Oxley regulations incurred during the prior year period, partially offset by increased general legal fees for the quarter.

                Stockholder related costs were $25,083 for the three months ended December 31, 2007, compared to $28,643 for the three months ended December 31, 2006. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission (“SEC”) filing fees and press release costs.

                Insurance expense for the three months ended December 31, 2007 was $46,719 compared to $60,696 for the three months ended December 31, 2006. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums. The decrease is due to a reduction in the premiums for directors and officers insurance for the current policy period.

                Directors’ fees for the three months ended December 31, 2007 and 2006 were $54,709 and $54,800, respectively. Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.

                Taxes and licenses expense for the three months ended December 31, 2007 was $41,886 as compared to $41,550 for the three months ended December 31, 2006.  Taxes and licenses expense primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

                General and administrative expenses for the three months ended December 31, 2007 were $38,644 compared to $60,132 for the three months ended December 31, 2006. General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses. The overall decrease of $21,488 is mainly due to the decrease in direct investment expenses incurred on investments that were not funded.  Typically when an investment funds, these direct expenses are reimbursed to us at closing by the portfolio company

Realized and Unrealized Loss on Investments

                For the three months ended December 31, 2007, we recognized a net loss of $146,034 resulting from the partial sale of two of our syndicated loans at a discount during the three months ended December 31, 2007. We recorded net unrealized appreciation of investments in the aggregate amount of $1,503,727. The net unrealized appreciation of our investments for the three months ended December 31, 2007 was primarily related to the net appreciation of approximately $4.3 million of our Control investments, offset by a decline in market value of our syndicated loan portfolio of approximately $2.8 million from the previous quarter as the result of continued market volatility.

Net Increase in Net Assets from Operations

                Overall, we realized a net increase in net assets resulting from operations of $5,108,919 for the three months ended December 31, 2007 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the three months ended December 31, 2007 was $0.31 compared to a net increase in net assets resulting from operations per share of $0.16 for the three months ended December 31, 2006.

Nine months ended December 31, 2007 compared to the nine months ended December 31, 2006

Investment Income

                Investment income for the nine months ended December 31, 2007 increased $8,623,365 to $21,000,099, compared to investment income of $12,376,734 for the nine months ended December 31, 2006.

                Interest income from Non-Control/Non-Affiliate investments increased $4,282,441 to $11,220,467 for the nine months ended December 31, 2007, compared to $6,938,026 for the nine months ended December 31, 2006. This increase was mainly the result of approximately $43 million of additional Non-Control/Non-Affiliate investments at December 31, 2007 compared to the prior year period.

                Interest income from Control investments was $8,043,247 for the nine months ended December 31, 2007, representing interest on our loan investments to our Control affiliates, compared to interest income of $3,711,056 for the nine months ended December 31, 2006. The increase of $4,332,191 is directly attributable to the addition of two Control investments compared to the prior year period.

                Interest income from Affiliate investments was $1,501,944 for the nine months ended December 31, 2007, representing interest on our loan investments to our Non-Control affiliates, compared to interest income of $114,668 for the nine months ended December 31, 2007. The increase of $1,387,276 is mainly the result of recognizing nine months of interest income from our Affiliate investment that was purchased at the end of the prior year period and the purchase of another Affiliate investment during the nine months ended December 31, 2007, which also generated an increase in interest income from Affiliate investments.

                Interest income from cash and equivalents decreased $1,416,893 to $193,613 for the nine months ended December 31, 2007 from $1,610,506 for the nine months ended December 31, 2006. This decrease was the result of the complete investment of the proceeds of our initial public offering in Control, Affiliate and Non-Control/Non-Affiliate investments. At December 31, 2007 we had no investments in treasury securities as all of the proceeds from our initial public offering had been invested.

                Other income for the nine months ended December 31, 2007 was $40,828 compared to $2,478 for the three months ended December 31, 2006. Other income is primarily comprised of loan amendment fees that are received from portfolio companies and are amortized over the remaining life of the respective loans. The increase of $38,350 from the prior year period is primarily due to the repayment of two loans which resulted in the full recognition of the unamortized fees and the receipt of additional amendment fees during the period.

                The weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 9.05% for the nine months ended December 31, 2007 and 10.03% for the nine months ended December 31, 2006. This decrease is largely the result of declining interest rates from the volatility in the lending marketplace.

Operating Expenses

                Operating expenses for the nine months ended December 31, 2007 were $11,370,791, compared to $4,013,616 for the nine months ended December 31, 2006, representing an overall increase of $7,357,175.

                For the nine months ended December 31, 2007, we incurred base management fees of $1,309,951, after reductions for loan servicing fees of $3,741,082, for a gross base management fee (including loan servicing fees) of $5,051,033.  For the nine months ended December 31, 2006, we incurred base management fees of $2,214,437, after reductions for loan servicing fees of $508,691, for a gross base management fee (including loan servicing fees) of $2,723,128.  The increase in our gross base management fee of $2,327,905 results from the growth of our portfolio from the respective prior year periods.  The base management fee is computed quarterly as described under “—Investment Advisory and Management Agreement.”

                We also received aggregate credits against our base management fee of  $1,932,475 which were comprised of $1,244,024 resulting from reduced fees on syndicated loan participations and $688,451 resulting from investment banking fees paid to our Adviser during the nine months ended December 31, 2007.  We received aggregate credits of $375,225 against our base management fee for the nine months ended December 31, 2006 resulting from investment banking fees paid to our Adviser during the quarter.

                Loan servicing fees of $3,741,082 were incurred for the nine months ended December 31, 2007. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser in connection with our credit facility established in October 2006, which is based on the size of the aggregate outstanding loan portfolio. These fees reduced the amount of the management fee due to our Adviser as noted above.  The increase in loan servicing fees of $3,232,391 compared to the prior year period is the result of an increase in the portfolio of loans being serviced by our Adviser as well as the recognition of a full quarter of loan servicing fees in the current year, compared to only two months in the prior year period.

                The administration fee payable to our Administrator was $646,740 for the nine months ended December 31, 2007, compared to $364,351 for the nine months ended December 31, 2006. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. The increase $282,389 was mainly attributable to the personnel growth of our Administrator as well as an increase in the general overhead expenses incurred by our Administrator.

                Interest expense for the nine months ended December 31, 2007 was $5,818,564, compared to $68,748 of interest expense for the nine months ended December 31, 2006. The increase resulted from greater borrowings outstanding on our credit facility during the period, compared to the prior year period.  We established our credit facility in October 2006 and did not have any borrowings outstanding until December 2006, resulting in only one month of interest expense.

                Deferred finance cost amortization for the nine months ended December 31, 2007 was $595,532 as compared to $91,392 for the nine months ended December 31, 2006.  The increase of $504,140 is primarily attributable to nine months of amortization as the prior year period began amortizing these costs in November 2006.

                Professional fees for the nine months ended December 31, 2007 were $356,176, compared to the professional fees for the nine months ended December 31, 2006 of $354,325. Professional fees primarily consist of legal fees and audit and accounting fees.  Slight increases in our general legal fees were offset by decreases in our accounting and audit fees related to our compliance with Sarbanes-Oxley regulations incurred during the prior year period.

                Stockholder related costs increased $32,803 for the nine months ended December 31, 2007 to $220,312 from $187,509 in the nine months ended December 31, 2006. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, SEC filing fees and press release costs. The increase is primarily attributed to additional expenses incurred related to the solicitation of stockholder proxy votes for our annual meeting of stockholders in August 2007.

                Insurance expense for the nine months ended December 31, 2007 was $182,789 compared to $200,933 for the nine months ended December 31, 2006. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums.  The decrease of $18,144 is due to a reduction in the premiums for directors and officers insurance for the current policy period.

                Directors’ fees for the nine months ended December 31, 2007 and 2006 were $176,981 and $154,300, respectively. Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees. The increase is due to fewer committee meetings held in the prior year period.

                Taxes and licenses expense for the nine months ended December 31, 2007 was $125,018 and was primarily comprised of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees. The decrease of $14,976 compared to the prior year period expense of $139,994 was the result of the timing of the accruals of the franchise tax to the state of Delaware in the prior year.

                General and administrative expenses for the nine months ended December 31, 2007 were $130,121 compared to $104,161 for the nine months ended December 31, 2006. General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses. The overall increase of $25,960 is mainly due to the increase in direct expenses as the overall size of our investment portfolio grew from the prior year period.

Realized and Unrealized Loss on Investments

                For the nine months ended December 31, 2007, we recognized a net loss on the sale of seven syndicated loan participations aggregating $197,712 and we recorded net unrealized depreciation of investments in the aggregate amount of $424,286. The net unrealized depreciation of our investments for the nine months ended December 31, 2007 was primarily related to a decrease in the fair market value of our syndicated loan portfolio of approximately $10.9 million offset by an increase in our Control and Affiliate investments of approximately $10.2 million, when compared to their respective fair market values at March 31, 2007.  Our non-syndicated Non-Control/Non-Affiliate investments also recognized unrealized gains of approximately $0.2 million during the nine months ended December 31, 2007.

Net Increase in Net Assets from Operations

                Overall, we realized a net increase in net assets resulting from operations of $9,012,310 for the nine months ended December 31, 2007 as a result of the factors discussed above. Our net increase in net assets from operations per basic and diluted weighted average common share for the nine months ended December 31, 2007 was $0.54, compared to $0.41 for the nine months ended December 31, 2006.

                We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and we may begin to incur incentive fees. Our administrative expenses payable to our Administrator are also likely to grow during future periods as our average assets increase and as the expenses incurred by our Administrator to support our operations grow.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

                Net cash used in operating activities for the nine months ended December 31, 2007 was approximately $63.1 million and consisted primarily of the purchase of investments and the net unrealized depreciation of our investments, offset by repayments and sales of existing portfolio investments and an increase in amounts due from custodian.

                A summary of our investment activity for the nine months ended December 31, 2007 and December 31, 2006 is as follows:

				Net Gain/(Loss)
Quarter Ended	New Investments	Principal Repayments	Investments Sold	on Disposal

June 30, 2007	$72,601,227	$21,358,187	$5,809,471	$(48,247)
September 30, 2007	41,182,856	16,947,989	—	(3,431)
December 31, 2007	43,550,667	21,417,073	9,887,170	(146,034)
Total fiscal year 2008	$157,334,750	$59,723,249	$15,696,641	$(197,712)

				Net Gain/(Loss)
Quarter Ended	New Investments	Principal Repayments	Investments Sold	on Disposal

June 30, 2006	$33,665,549	$874,222	$15,551,727	$3,273
September 30, 2006	15,812,230	5,964,245	997,502	(1,934)
December 31, 2006	69,372,847	3,610,221	3,040,716	(2,283)
Total fiscal year 2007	$118,850,626	$10,448,688	$19,589,945	$(944)

                The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended March 31,	Amount
2008	$4,939,252
2009	11,970,117
2010	11,800,388
2011	49,713,185
2012	50,072,850
Thereafter	191,677,039
Total contractual repayments	$320,172,831
Investments in equity securities	$35,774,879
Unamortized premiums on debt securities	180,203
Total	$356,127,913

Financing Activities

                During the nine months ended December 31, 2007, we recorded net borrowings under our credit facility of $50.5 million, which were used to purchase new investments.

                For the nine months ended December 31, 2007, our dividends paid of $11,426,469 exceeded our net investment income (including net realized losses) by $1,994,873. As a result, we estimate that $9,431,596, or $0.57 per share, of our dividends declared and paid to stockholders during the period were paid from ordinary income and $1,994,873, or $0.12 per share, of these dividends represented a return of capital to stockholders. We declared these dividends based on our estimates of net investment income for the fiscal year. Our investment pace continues to be slower than expected in our third year of operations and, consequently, our net investment income was lower than our original estimates.

                We anticipate continuing to borrow funds and, from time to time, issuing securities to obtain additional capital in the future. The terms of the future equity issuances cannot be determined and there can be no assurances that the equity markets will be available to us on terms we deem favorable, if at all. To this end, we have an effective registration statement on file with the SEC that permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, which may consist of common stock, preferred stock, subscription rights and/or debt securities. To date we have incurred approximately $358,000 of costs in connection with this registration statement.

Revolving Credit Facility

                On October 19, 2006, through our wholly-owned subsidiary, Business Investment, we initially obtained a $100 million revolving credit facility (the “Credit Facility”). On October 19, 2006, we executed a purchase and sale agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration for a membership interest therein. Simultaneously, Business Investment executed a credit agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility was originally scheduled to terminate on October 18, 2007, however, on that date we amended and extended the Credit Facility such that availability under the Credit Facility will terminate on October 16, 2008, unless extended in the discretion of the lenders at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from us during the period following the date of which availability for advances has terminated through maturity. The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable. Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically. On March 29, 2007, we increased our borrowing capacity under the Credit Facility from $100 million to $200 million. As of December 31, 2007, there was an outstanding principal balance of $150.5 million under the Credit Facility at an interest rate of approximately 5.36%. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At December 31, 2007, the remaining borrowing capacity available under the Credit Facility was approximately $49.5 million.

                The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of December 31, 2007, Business Investment was in compliance with all of the facility covenants. We currently intend to securitize some or all of the loans held by Business Investment and if we are able to do so, we will use the proceeds from the securitization to pay down any amounts then outstanding under the revolving credit facility.

                The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

                Our Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of December 31, 2007, we were in compliance with our covenants under the performance guaranty.

Dividends

                In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 8, 2008	March 21, 2008	March 31, 2008	$0.08
January 8, 2008	February 21, 2008	February 29, 2008	$0.08
January 8, 2008	January 23, 2008	January 31, 2008	$0.08

October 9, 2007	December 20, 2007	December 31, 2007	$0.08
October 9, 2007	November 21, 2007	November 30, 2007	$0.08
October 9, 2007	October 23, 2007	October 31, 2007	$0.08
July 10, 2007	September 20, 2007	September 28, 2007	$0.075
July 10, 2007	August 23, 2007	August 31, 2007	$0.075
July 10, 2007	July 23, 2007	July 31, 2007	$0.075
April 11, 2007	June 21, 2007	June 29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075
January 10, 2007	March 22, 2007	March 30, 2007	$0.075
January 10, 2007	February 20, 2007	February 28, 2007	$0.075
January 10, 2007	January 23, 2007	January 31, 2007	$0.075
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07

Contractual Obligations and Off-Balance Sheet Arrangements

                As of December 31, 2007, we were a party to a signed and non-binding term sheet for a buyout investment of approximately $23 million. The future scheduled contractual payments at December 31, 2007 were as follows:

		Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Investments	23,000,000	23,000,000	$—	$—	$—
Total	$23,000,000	$23,000,000	$—	$—	$—

                As of January 30, 2008, the above investment had not yet funded.

                We did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. Currently, approximately 58% of our investment portfolio, at cost, is comprised of loans at variable rates and approximately 17% of our investment portfolio, at cost, is in loans at variable rates with a floor. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

                We expect to continue to borrow funds to finance future lending activities as we have fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. For example, interest rates charged on the advances under our credit facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically. As of December 31, 2007, there was an outstanding principal balance of $150.5 million under the credit facility.

                In October 2007, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit. We purchased this interest rate cap agreement with a notional amount of $20 million for a one-time, up-front payment of $15,000. The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 9%. The cap expires in October 2008. This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at 9%. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates.

                To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity. Under this analysis, a hypothetical increase in the one month LIBOR by 1.0% would increase our net increase in net assets resulting from operations by approximately $1.2 million, or 12.5%, over the next twelve months, compared to the net increase in net assets resulting from operations for the twelve months ended December 31, 2007. A hypothetical decrease in the one month LIBOR by 1.0% would decrease our net increase in net assets resulting from operations by approximately $0.9 million, or 9.9%, over the next twelve months, compared to the net increase in net assets from operations for the twelve months ended December 31, 2007. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

                We may also experience risk associated with investing in securities of companies with foreign operations. At December 31, 2007, we had approximately $4.0 million invested, at cost, in a syndicated loan participation of a portfolio company headquartered in Ontario, Canada. Although we currently do not anticipate additional investments in debt or equity of foreign companies, some potential portfolio companies may have operations located outside the United States. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

ITEM 4. CONTROLS AND PROCEDURES.

                As of December 31, 2007, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

                Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock.  For a discussion of these risks, please refer to the “Risk

Factors” sections of our Registration Statement on Form N-2, as amended, filed by us with the Securities and Exchange Commission on December 19, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                Not applicable

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

Date: January 31, 2008

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