Form 10-K
period 2008-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2008-05-21
CIK 1321741

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00704

GLADSTONE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-0423116 (I.R.S. Employer Identification No.)
1521 Westbranch Drive, Suite 200 McLean, Virginia (Address of principal executive offices)	22102 (Zip Code)
(703) 287-5800 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
(Title of each class)	(Name of exchange on which registered)

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

         Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2007, based on the closing price on that date of $12.84 on the NASDAQ Global Select Market, was $210,637,992. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

         There were 22,080,133 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 19, 2008.

         Documents Incorporated by Reference. Portions of the Registrant's Proxy Statement relating to the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
MARCH 31, 2008

FORWARD-LOOKING STATEMENTS

        All statements contained herein, other than historical facts, may constitute "forward-looking statements." These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as "may," "might," "believe," "will," "provided," "anticipate," "future," "could," "growth," "plan," "intend," "expect," "should," "would," "if," "seek," "possible," "potential," "likely" or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

PART I

        In this Annual Report on Form 10-K, or Annual Report, the "Company""we," "us," and "our" refer to Gladstone Investment Corporation and its wholly owned subsidiaries unless the context otherwise indicates.

Item 1.    Business

Overview

        We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005 we completed an initial public offering and commenced operations. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in common stock and senior syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended, (the "1940 Act").

Our Investment Strategy

        We seek to achieve returns from current income from senior, subordinated and mezzanine debt, and capital gains from preferred stock and warrants to purchase common stock that we purchase in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams. We seek to make investments that generally range between $10 million and $40 million each, although this investment size may vary proportionately as the size of our capital base changes. We invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were to be investing alone.

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

Our Investments

Non-Control/Non-Affiliate Investments

        We invested a substantial portion of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be originated more quickly than investments in companies undergoing a buyout or recapitalization. We employed this strategy in order to quickly invest our initial capital to generate current income, and have continued this strategy in order to build a portfolio that may be potentially securitized in the future to obtain financing to pay down borrowings and invest in additional buyout and recapitalization investments. At March 31, 2008, we had investments in 42 such syndicated loans. There can be no guarantee that we will be able to successfully securitize any loans in our portfolio.

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

        At March 31, 2008 and 2007, we held investments in Non-Control/Non-Affiliates of approximately $166.4 million and $138.6 million, at cost, respectively. These investments represent syndicated and non-syndicated loan participations of senior notes of both public and private companies representing approximately 81% and 62% of our net assets at March 31, 2008 and 2007, respectively. We expect to continue purchasing such syndicated loans using borrowings from our credit facility.

Control and Affiliate Investments

        At March 31, 2008, we had investments of approximately $148.1 million, at cost, in revolving credit facilities, senior debt and subordinated debt of nine portfolio companies. In addition, at March 31, 2008, we had invested approximately $36.3 million in preferred and common equity of those companies. These investments are the result of buyout and recapitalization transactions and represent our primary investment focus. A summary of the investments made during the year ended March 31, 2008 were as follows:

  •
  $10.6 million in Mathey Investments, Inc., including senior debt of $9.8 million and $0.8 million in common stock and common stock warrants.

  •
  $17.2 million in Danco Acquisition Corporation, including senior debt of $14.1 million, a revolving credit facility of $3.0 million, of which $0.6 million is outstanding at March 31, 2008, and $2.5 million in preferred and common equity.

  •
  $20.6 million in Cavert II Holding Corporation, including senior and subordinated debt of $14.0 million, a revolving credit facility of $3.0 million, of which $2.4 million is outstanding at March 31, 2008, and $4.2 million in preferred and common equity.

        Approximately 73.0% of the aggregate fair value of our investment portfolio at March 31, 2008 was comprised of senior debt, approximately 11.5% was senior subordinated debt, approximately 0.3% was subordinated debt and approximately 15.2% consisted of preferred and common equity securities. At

March 31, 2008, we had approximately $350.8 million invested in 52 portfolio companies. The following table outlines our investments by type at March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$269,270,028	$244,878,235	$207,367,741	$206,981,112
Senior Subordinated Term Debt	43,894,248	38,644,248	24,485,760	24,467,635
Subordinated Term Debt	1,088,553	1,088,553	14,167,810	14,167,810
Preferred & Common Equity Securities	36,551,908	50,993,018	28,598,802	25,331,046

Total Investments	$350,804,737	$335,604,054	$274,620,113	$270,947,603

        Investments at fair value consisted of the following industry classifications at March 31, 2008 and 2007:

	March 31, 2008			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Automobile	$2,073,750	0.6%	1.0%	$8,504,666	3.1%	3.8%
Beverage, Food & Tobacco	3,453,900	1.0%	1.7%	3,413,874	1.3%	1.5%
Broadcasting & Entertainment	3,498,613	1.0%	1.7%	10,892,898	4.0%	4.9%
Buildings & Real Estate	11,733,923	3.5%	5.7%	3,003,750	1.1%	1.3%
Cargo Transport	20,869,015	6.2%	10.1%	21,844,463	8.1%	9.8%
Chemicals, Plastics & Rubber	25,563,359	7.6%	12.4%	22,535,527	8.3%	10.1%
Containers, Packaging and Glass	26,285,582	7.8%	12.7%	999,975	0.4%	0.4%
Diversified/Conglomerate Manufacturing	57,500,086	17.1%	27.9%	32,563,400	12.0%	14.6%
Diversified/Conglomerate Service	30,742,003	9.2%	14.9%	27,374,081	10.1%	12.3%
Ecological	421,813	0.1%	0.2%	—	0.0%	0.0%
Electronics	10,688,961	3.2%	5.2%	6,758,294	2.5%	3.0%
Healthcare, Education and Childcare	37,238,318	11.1%	18.0%	31,296,111	11.6%	14.0%
Home & Office Furnishings	14,658,553	4.4%	7.1%	17,105,808	6.3%	7.7%
Machinery	66,439,412	19.8%	32.2%	41,480,716	15.3%	18.6%
Oil & Gas	—	0.0%	0.0%	3,851,943	1.4%	1.7%
Personal, Non-durable Consumer Products	4,398,713	1.3%	2.1%	1,492,472	0.6%	0.7%
Personal, Food, & Miscellaneous Services	2,536,828	0.8%	1.2%	16,905,483	6.2%	7.6%
Printing & Publishing	5,298,866	1.6%	2.6%	7,697,186	2.8%	3.5%
Retail Stores	—	0.0%	0.0%	1,407,018	0.5%	0.6%
Telecommunications	12,202,359	3.7%	5.9%	9,246,854	3.4%	4.1%
Textiles & Leather	—	0.0%	0.0%	2,573,084	0.9%	1.2%

Total Investments	$335,604,054	100.0%		$270,947,603	100%

        The investments at fair value consisted of the following geographic regions of the United States at March 31, 2008 and 2007:

	March 31, 2008			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$131,882,748	39.3%	63.9%	$94,257,169	34.8%	42.3%
Midwest	106,811,471	31.8%	51.7%	88,508,725	32.7%	39.7%
Northeast	10,717,636	3.2%	5.2%	14,879,654	5.5%	6.7%
Southeast	49,779,645	14.8%	24.1%	36,357,555	13.4%	16.3%
West	36,412,554	10.9%	17.6%	36,944,500	13.6%	16.6%

Total Investments	$335,604,054	100.0%		$270,947,603	100.0%

        The geographic region depicts the location of the headquarters for the Company's portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Our Investment Adviser and Administrator

        Gladstone Management Corporation (our "Adviser") is led by a management team which has extensive experience in our lines of business. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the "Administrator"), which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs. Excluding our chief financial officer, all our executive officers are officers or directors, or both, of our Adviser and our Administrator.

        Our Adviser also provides investment advisory and administrative services to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded registered investment company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers also serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Capital. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

        We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers' Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and has offices in the states of New York, Illinois, Pennsylvania, New Jersey, Texas and Washington.

Investment Process

Overview of Investment and Approval Process

        To originate investments, our Adviser's investment professionals use an extensive referral network comprised primarily of venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. Our Adviser's investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity from our Adviser's investment committee, which is composed of Messrs. Gladstone, Brubaker and Stelljes. If the prospective portfolio company passes this initial screening, the investment professionals conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company's historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to our Adviser's investment committee, which must approve each investment. Further, each financing is reviewed and approved by the members of our Board of Directors, a majority of whom are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

        We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

  •
  Value-and-Income Orientation and Positive Cash Flow.  Our investment philosophy places a premium on fundamental analysis from an investor's perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization, ("EBITDA"), and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively high and stable cash flow to provide some assurance that they will be able to service their debt and pay any required dividends on preferred stock. Typically, we do not expect to invest in start-up companies or companies with speculative business plans.

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

  •
  a review of the prospective portfolio company's historical and projected financial information;

  •
  visits to the prospective portfolio company's business site(s);

  •
  interviews with the prospective portfolio company's management, employees, customers and vendors;

  •
  review of all loan documents;

  •
  background checks on the prospective portfolio company's management team; and

  •
  research on the prospective portfolio company's products, services or particular industry.

        Upon completion of a due diligence investigation and a decision to proceed with an investment in a buyout or other recapitalization, our Adviser's investment professionals who have primary responsibility for the investment present the investment opportunity to our Adviser's investment committee, which consists of Messrs. Gladstone, Brubaker and Stelljes. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

        We also rely on the long-term relationships that our Adviser's investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers and business brokers, and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses.

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

        Subordinated Debt and Mezzanine Debt.    We anticipate that over time, much of the capital that we invest will be in the form of subordinated or mezzanine debt. Most of our mezzanine loans are unsecured loans while most of the subordinated loans are collateralized by a subordinated lien on some or all of the assets of the borrower. We structure most of our mezzanine and subordinated loans with variable interest rates; however some of such of our loans are fixed rate loans. In either event, we structure the loans at relatively high rates of interest that provide us with significant current interest income. Our subordinated and mezzanine loans typically have maturities of five to ten years and provide for interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment, however, none of our loans to date are convertible into such debt or equity securities.

        We generally target a current return of 10% to 14% for our subordinated and mezzanine loan investments before giving effect to any warrants that we may receive in connection with these loans. We cannot give any assurance that our returns will approximate these estimates.

        Our subordinated and mezzanine debt investments may include equity features, such as warrants or options to buy a significant common stock ownership interest in the portfolio company or success fees if the business is sold. If a portfolio company appreciates in value, we may achieve additional investment returns from any equity interests we hold. If we are a minority interest holder, we may structure the warrants to provide provisions protecting our rights as a minority-interest holder such as the right to sell the warrants back to the company upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and co-registration rights.

        Senior Secured Debt.    We also provide senior secured acquisition financing for some portfolio companies. We typically structure these senior secured loans to have terms of three to ten years, and they may provide for limited principal payments in the first few years of the term of the loan. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these senior loans. This collateral usually takes the form of first priority liens on the assets of the portfolio company. The interest rates on our senior secured loans are generally variable rates ranging between 3.5% and 7.0% over the London Interbank Offer Rate ("LIBOR").

        Preferred and Common Stock.    We also may acquire preferred or common stock, or both, in connection with a buyout or recapitalization. With respect to preferred or common stock investments, we target an investment return substantially higher than our investments in senior or subordinated loans. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole. The features of the preferred stock we receive vary by transaction, but may include priority dividend rights, superior voting rights, redemption rights, liquidation preferences and other provisions intended to protect our interests. Generally speaking, common stock does not have any current income and its value is realized, if at all, upon the sale of the business or following the company's initial public offering.

        Risk Management.    We seek to limit the downside risk of our investments by:

  •
  making investments with an expected total return (including both interest and potential equity appreciation) that we believe compensates us for the credit risk of the investment;

  •
  seeking collateral or superior positions in the portfolio company's capital structure where possible;

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

Temporary Investments

        Pending investment in the debt of private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that at least 70% of our assets are "qualifying assets," for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of "qualifying assets," see "Regulation as a Business Development Company."

Hedging Strategies

        Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies in which we hold equity investments goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions, we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Pursuant to our initial line of credit, we agreed to enter into hedging transactions, such as interest rate cap agreements, in connection with the borrowings that we make under our line of credit. To date, we hold only one interest rate cap agreement. In the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans. Hedging strategies do pose risks to us and our stockholders, however we believe that such activities, because they will be limited to only a portion of our portfolio, are manageable.

        Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security "in contravention of such rules and regulations or orders as U.S. Securities and Exchange Commission (the "SEC") may prescribe as necessary or appropriate in the public interest or for the protection of investors . . ." However, to date, the SEC has not promulgated regulations under this statute. It is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. We will only engage in hedging activities in compliance with applicable law and regulations.

Competitive Advantages

        A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. However, we believe that we have the following competitive advantages over other providers of financing to small and mid-sized businesses:

Management Expertise

        David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies (the "Gladstone Companies"), and has been involved in all aspects of the Gladstone Companies' investment activities, including serving as a member of our Adviser's investment committee. Terry Lee Brubaker is our co-vice chairman and has substantial experience in acquisitions and operations of companies. George Stelljes III is our co-vice chairman and chief investment officer and has extensive experience in leveraged finance. David Dullum is our president and has extensive experience in private equity investing in middle market companies. Messrs. Gladstone, Brubaker, Stelljes and Dullum have principal management responsibility for our Adviser as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser's investment professionals and supporting staff that possess a broad range of transactional, financial, managerial, and investment skills. We expect that our Adviser will continue to hire additional investment professionals in the future.

Increased access to investment opportunities developed through proprietary research capability and extensive network of contacts

        Our Adviser seeks to identify potential investments both through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom our Adviser's investment professionals have long-term relationships. We believe that our Adviser's investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation in investment management enables us to identify well-positioned prospective portfolio companies which provide attractive investment opportunities. Additionally, our Adviser expects to generate information from its professionals' network of accountants, consultants, lawyers and management teams of portfolio companies and other companies.

Disciplined, value-and-income-oriented investment philosophy with a focus on preservation of capital

        In making its investment decisions, our Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect our Adviser to use the same value-and-income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. Our Adviser's approach seeks to reduce risk in investments by using some or all of the following:

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

Longer investment horizon with attractive publicly traded model

        Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors' capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible transaction structuring

        We believe our management team's broad expertise and its ability to draw upon many years of combined experience enables our Adviser to identify, assess, and structure investments successfully across all levels of a company's capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach enables our Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Internal Revenue Code of 1986, as amended (the "Code"). After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

Leverage

        For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we may issue senior debt securities (including borrowings under our current line of credit) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock (collectively, "senior securities") in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may find it necessary to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act. See "—Regulation as a Business Development Company—Asset Coverage" for a discussion of our leveraging constraints.

Securitization

        We have a wholly-owned subsidiary, Gladstone Business Investment, LLC ("Business Investment"), which acquires and holds loans that we anticipate will be securitized in the future. Through Business Investment, we have a $200 million credit facility, which we access to make additional investments and increase the size of our investment portfolio. We currently intend to securitize all of the investments held by Business Investment and, if we are able to securitize these investments in the future, we will use the proceeds from the securitization to pay down any amounts outstanding under the revolving credit facility. There is no guarantee that we will be able to successfully securitize any of the investments held by Business Investment in the near future, or ever.

Ongoing Relationships with and Monitoring of Portfolio Companies

Monitoring

        Our Adviser's investment professionals monitor the financial trends of each portfolio company on an ongoing basis to determine if each is meeting its respective business plans and to assess the appropriate course of action for each company. We monitor the status and performance of each portfolio company and use it to evaluate the overall performance of our portfolio.

        Our Adviser employs various methods of evaluating and monitoring the performance of our investments, which include some or all of the following:

  •
  Assessment of success in the portfolio company's overall adherence to its business plan and compliance with covenants;

  •
  Attendance at and participation in meetings of the portfolio company's board of directors;

  •
  Periodic contact, including formal update interviews with portfolio company management, and, if appropriate, the financial or strategic sponsor;

  •
  Comparison with other companies in the portfolio company's industry; and

  •
  Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance and Services

        As a business development company, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we nor our Adviser currently receives fees in connection with managerial assistance. Our Adviser provides other services to our portfolio companies and receives fees for these other services, certain of which are credited by 50% against the investment advisory fees that we pay our Adviser.

Valuation Process

        The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. We value our investments in accordance with the requirements of the 1940 Act. We value securities for which market quotations are readily available at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors. In determining the value of our investments, our Adviser has established an investment valuation policy (the "policy"). The policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, we perform the following valuation process each quarter:

  •
  Our quarterly valuation process begins with each portfolio company or investment being initially assessed by our Adviser's investment professionals responsible for the investment, using the valuation policy.

  •
  Preliminary valuation conclusions are then discussed with our management, and documented, along with any independent opinions of value provided by Standard & Poor's Loan Evaluation Service, Inc. ("SPSE"), for review by our Board of Directors.

  •
  Our Board of Directors reviews this documentation and discusses the input of our Adviser, management, and the opinions of value of SPSE to arrive at a determination for the aggregate fair value of our portfolio of investments.

        Our valuation policies, procedures and processes are more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investment Valuation."

Investment Advisory and Management Agreement

        Pursuant to the investment advisory and management agreement with our Adviser (the "Advisory Agreement"), we pay our Adviser fees, as compensation for its services, consisting of a base management fee and an incentive fee. The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0% and was initially computed on the basis of the average value of our gross invested assets at the end of the two most recently completed quarters, which were total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of our initial public offering that were not invested in debt and equity securities of portfolio companies. Beginning on January 1, 2007, the base management fee is assessed at an annual rate of 2.0% computed on the basis of the average value of our gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. This new calculation was originally scheduled to begin in periods after March 31, 2006; however, our Board of Directors accepted voluntary waivers from our Adviser that allowed the initial calculation of the base management fee to be effective through December 31, 2006.

        On January 9, 2007, our Board of Directors accepted a voluntary waiver from our Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings under our credit facility were used to purchase such syndicated loan participations. This waiver remains in effect and was applied through March 31, 2008.

        When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will be credited against the base management fee that we would otherwise be required to pay to our Adviser.

        In addition, our Adviser services the loans held by Business Investment in return for which our Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment. Since we indirectly own these loans, all loan servicing fees paid to our Adviser are treated as reductions against the 2.0% base management fee. Overall, the base management fee due to our Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

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

Administration Agreement

        We have entered into an administration agreement with our Administrator (the "Administration Agreement"), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.

License Agreement

        We have entered into a license agreement with our Adviser, pursuant to which our Adviser has granted us a non-exclusive license to use the name "Gladstone" and the Diamond G trademark. This license agreement required us to pay the Adviser a royalty fee of $1 per quarter through March 31, 2008. The amount of the fee is negotiated on an annual basis by our compensation committee, and must be approved by a majority of our independent directors. As a result of the last negotiation, the fee was increased to $10 per quarter effective upon the next contract term, which began on April 1, 2008. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer our Adviser.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

        In order to maintain the qualification for treatment as a regulated investment company ("RIC") under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

  •
  Business Development Company Status.  At all times during each taxable year, we must maintain our status as a business development company;

  •
  Income source requirements.  At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership; and

  •
  Asset diversification requirements.  As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

        Failure to Qualify as a RIC.    If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

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

        The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder's cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder's other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that dividends, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

        If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount ("OID") that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through March 31, 2008, we incurred no OID income.

Taxation of Our U.S. Stockholders

        Distributions.    For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder's adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder's holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not with respect to capital gain dividends to the extent such amount designated by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the due date for filing our return for that taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

        In general, the tax rates applicable to our dividends other than dividends designated as capital gain dividends will be the standard ordinary income tax rates, and not the lower federal income tax rate applicable to "qualified dividend income." If we distribute dividends that are attributable to actual dividend income received by us that is eligible to be, and is, designated by us as qualified dividend income, such dividends would be eligible for such lower federal income tax rate. For this purpose, "qualified dividend income" means dividends received by us from United States corporations and qualifying foreign corporations, provided that both we and the stockholder recipient of our dividend satisfy certain holding period and other requirements in respect of our shares (in the case of our stockholder) and the stock of such corporations (in our case). However, we do not anticipate receiving or distributing a significant amount of qualified dividend income.

        If a stockholder participates in our dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the stockholder to the same extent, and with the same character, as if the stockholder had received the distribution in cash. The stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the stockholder's account.

        Sale of our Shares.    A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. For taxable years beginning before January 1, 2011, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders.

        Backup Withholding.    We may be required to withhold federal income tax, or backup withholding, currently at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual's taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder's federal income tax liability, provided that proper information is provided to the IRS.

Regulation as a Business Development Company

        We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than "interested persons," as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities, as defined in the 1940 Act.

        We intend to conduct our business so as to retain our status as a business development company. A business development company may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making certain types of investments in qualifying assets listed in Sections 55(a)(1)-(3) of the 1940 Act.

Qualifying Assets

        Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

          (1)   Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

    (a)
    is organized under the laws of, and has its principal place of business in, any state or states in the United States;

    (b)
    is not an investment company (other than a small business investment company wholly owned by the business development company) or otherwise excluded from the definition of investment company; and

    (c)
    satisfies one of the following:

    (i)
    it does not have any class of securities with respect to which a broker or dealer may extend margin credit;

    (ii)
    it is controlled by the business development company and the business development company in fact exercises a controlling influence and, as a result such control, has an affiliate of who is a director of the portfolio company;

    (iii)
    it has total assets of not more than $4 million and capital and surplus of not less than $2 million; or

    (iv)
    it does not have any class of securities listed on a national securities exchange.

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

Significant Managerial Assistance

        A business development company generally must make available significant managerial assistance to issuers of certain of its portfolio securities that the business development company counts as a qualifying asset for the 70% test described above. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Significant managerial assistance also includes the exercise of a controlling influence over the management and policies of the portfolio company. However, with respect to certain, but not all such securities, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the business development company may exercise such control jointly.

Investment Policies

        We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquired in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

  •
  We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company) if, after giving effect to such acquisition, the value of our "qualifying assets" is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire, as well as temporary investments, will generally be qualifying assets.

  •
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

        With the exception of our policy to conduct our business as a business development company, these policies are not fundamental and may be changed without stockholder approval.

Code of Ethics

        We and our Adviser and Administrator have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees of our Adviser that comply with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended (the "Securities Act"). As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel. A copy of this code is available for review, free of charge, at our website at www.gladstoneinvestment.com. We intend to provide disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Compliance Policies and Procedures

        We and our Adviser and Administrator have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, Jack Dellafiora, who also serves as chief compliance officer for our Adviser.

Staffing

        We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and Administration Agreement, respectively. Each of our executive officers is an employee and executive officer of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 25-30 full time employees of our Adviser and Administrator will spend substantial time on our matters during the remainder of calendar year 2008 and all of calendar year 2009. We anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase as we acquire more investments.

        As of April 30, 2008, our Adviser and our Administrator collectively had 64 full-time employees. A break-down of these employees by functional area is summarized in the table below:

Number of Individuals	Functional Area
9	Executive Management
43	Investment Management, Portfolio Management and Due Diligence
12	Administration, Accounting, Compliance and Human Resources

Available Information:

        Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available free of charge through our website at www.gladstoneinvestment.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations Manager, Gladstone Investment Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.    Risk Factors

        An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We are dependent upon our key management personnel and the key management personnel of our Adviser, particularly David Gladstone, George Stelljes III, Terry Lee Brubaker and David Dullum and on the continued operations of our Adviser, for our future success.

        We have no employees. Our chief executive officer, president and chief investment officer, chief operating officer and chief financial officer, and the employees of our Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III, Terry Lee Brubaker and David Dullum in this regard. Our executive officers and the employees of our Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Adviser's operations or termination of the investment advisory agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

Our incentive fee may induce our Adviser to make certain investments, including speculative investments.

        The management compensation structure that has been implemented under the Advisory Agreement may cause our Adviser to invest in high risk investments or take other risks. In addition to its management fee, our Adviser is entitled under the Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Adviser to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

We may be obligated to pay our Adviser incentive compensation even if we incur a loss.

        The Advisory Agreement entitles our Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with our Adviser, see "Business—Certain Transactions—Investment Advisory and Management Agreement."

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

        A large percentage of our portfolio investments are, and will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established a valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities utilize the opinions of value submitted to us by Standard and Poor's Securities Evaluations, Inc., or "SPSE". SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of our requests for evaluation.

        Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where market quotations are not readily available and SPSE is unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity investments include some or all of the following:

  •
  the nature and realizable value of any collateral;

  •
  the earnings of the issuer;

  •
  recent sales to third parties of similar securities;

  •
  the comparison to publicly traded securities; and

  •
  discounted cash flow or other pertinent factors

        A portion of our assets are, and will continue to be, comprised of equity securities that are valued based on internal assessment using our own valuation methods approved by our Board of Directors, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third-party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. For more information concerning our investment valuation procedures, see "Business—Our Investment Strategy" and "Business—Valuation Process."

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

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

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

  •
  Common Stock.  Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and they may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. This imposes constraints on our ability to raise capital when our common stock is trading at below net asset value, as it has recently.

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

        Shares of closed-end investment companies frequently trade at a discount from net asset value. Since our inception, our common stock has at times traded above net asset value, and at times traded below net asset value. During the third and fourth quarters of our fiscal year ended March 31, 2008, our common stock has traded consistently, and at times significantly, below net asset value. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value.

We are exposed to risks associated with changes in interest rates, and any future hedging strategies may expose us to additional risks.

        We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Certain of our borrowings may be at fixed rates and others at variable rates, such as under our credit facility. Ultimately, we expect approximately 20% of the loans in our portfolio to be at fixed rates and approximately 80% to be at variable rates determined on the basis of a LIBOR rate. As of March 31, 2008, our portfolio had approximately 54% of the total of the loan cost value at variable rates, approximately 20% of the total loan cost value at variable rates with a floor and approximately 15% of the total loan portfolio cost basis at a fixed rate.

        To date, we hold only one interest rate cap agreement. In the event that we securitize a portion of our loan portfolio in the future, we believe that we will likely be required to enter into similar arrangements with respect to the securitized loans. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

        Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

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

        To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create "original issue discount," which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see "Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status."

There are significant potential conflicts of interest which could impact our investment returns.

        Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser, Gladstone Capital and Gladstone Commercial. In addition, Mr. Brubaker, our co-vice chairman, chief operating officer and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Capital and Gladstone Commercial. Mr. Stelljes, our co-vice chairman and chief investment officer, is also the president and chief investment officer of our Adviser, Gladstone Capital and Gladstone Commercial. Mr. Dullum, our president and a director, is a senior managing director of our Adviser and a director of Gladstone Capital and Gladstone Commercial. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we targeted. While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity to ensure the fair and equitable treatment of all the funds it manages. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with our Adviser.

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

        In the course of our investing activities, we will pay management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of our Adviser has interests that differ from those of our stockholders, giving rise to a conflict.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

        We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see "Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status" and "Regulation as a Business Development Company."

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

Distributions by us have and may in the future continue to include a return of capital.

        Our Board of Directors declares monthly dividends based on estimates of net investment income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of net investment income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have a material adverse impact on our ability to make new investments.

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

        The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include, but are not limited to the following:

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

  •
  loss of business development company status;

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

  •
  the announcement of proposed, or completed, offerings of our securities, including rights offering; and

  •
  loss of a major funding source.

        Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

The issuance of subscription rights to our existing stockholders may dilute the ownership and voting powers by existing stockholders in our common stock, dilute the net asset value of their shares and have a material adverse effect on the trading price of our common stock.

        In April 2008 we completed an offering of transferable rights to subscribe for additional shares of our common stock, or subscription rights. We determined to raise equity in this manner primarily because of the capital raising constraints applicable to us under the 1940 Act when our stock is trading below its net asset value per share, as it was at the time of the offering. In the event that we again issue subscription rights to our existing stockholders, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than the Company's most recently determined net asset value per share, our stockholders are likely to experience an immediate dilution of the per share net asset value of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Our Adviser is not obligated to provide a waiver of the base management fee, which could negatively impact our earnings and our ability to maintain our current level of, or increase, distributions to our stockholders.

        The Advisory Agreement provides for a base management fee based on our total assets. During each quarter of our 2008 fiscal year, our Board of Directors has accepted a voluntary waiver to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations for each quarter of our 2008 fiscal year. However, our Adviser is not required to issue this or other waivers of fees under the Advisory Agreement, which we expect will continue to increase as our investment portfolio grows. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of, or increase, distributions to our stockholders, which could have a material adverse impact on our stock price.

When we are a debt or minority equity investor in a portfolio company, which we expect may often be the case, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

        We anticipate that many of our investments will continue to be either debt or minority equity investments in our portfolio companies. Therefore, we are and will remain subject to risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings. In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities.

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

        As a business development company we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Since our inception, the Company has, at times, incurred a cumulative net unrealized depreciation of its portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.

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

Terrorist attacks, acts of war or national disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial conditions.

        Terrorist acts, acts of war or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to the Advisory and Administrative Agreements with our Adviser and Administrator, respectively. Our headquarters are located in McLean, Virginia and we also have operations in the states of New York, New Jersey, Illinois, Pennsylvania, Texas and Washington.

Item 3.    Legal Proceedings

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "GAIN." The following table reflects, by quarter, the high and low closing prices per share of our common stock on the NASDAQ Global Select Market for each fiscal quarter during the last two fiscal years.

	Quarter Ended	High	Low
FY 2008	3/31/08 12/31/07 9/30/07 6/30/07	$10.94 12.68 14.39 15.20	$9.08 9.81 11.52 13.91
FY 2007	3/31/07 12/31/06 9/30/06 6/30/06	$16.00 15.31 14.82 15.01	$14.41 14.17 13.50 13.56

        As of May 20, 2008 there were approximately 34 stockholders of record of our common stock.

Dividends

        We currently intend to distribute in the form of cash dividends a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly dividends. Amounts presented for each fiscal quarter of 2008 and 2007 represent the cumulative amount of the dividends declared for the months composing such quarter. The following table reflects, by quarter, the dividends per share that we have declared on our common stock in the last two fiscal years:

	Quarter Ended	Cash Dividend Per Share
FY 2008	3/31/08 12/31/07 9/30/07 6/30/07	$0.24 0.24 0.225 0.225
FY 2007	3/31/07 12/31/06 9/30/06 6/30/06	$0.225 0.21 0.21 0.21

Recent Sales of Unregistered Securities

        There were no unregistered sales of our securities during the fiscal year ended March 31, 2008.

Item 6.    Selected Financial Data

        The following selected financial and other data for the fiscal years ended March 31, 2008 and 2007, and the period from June 22, 2005 (Commencement of Operations) through March 31, 2006 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION
SELECTED FINANCIAL DATA

	Year Ended March 31, 2008	Year Ended March 31, 2007	Period June 22, 2005 (Commencement of Operations) Through March 31, 2006
Statement of Operations Data:
Total Investment Income	$27,893,480	$17,261,636	$7,370,856
Total Expenses	14,841,930	6,113,904	1,486,958

Net Investment Income	13,051,550	11,147,732	5,883,898
Net (Loss) Gain on Investments	(13,992,711)	(3,879,328)	170,399

Net (Decrease) Increase in Net Assets Resulting from Operations	$(941,161)	$7,268,404	$6,054,297

Per Share Data(1):
Basic & Diluted	$(0.06)	$0.44	$0.37
Cash Distributions Declared per Share	0.930	0.855	0.39
Statement of Assets and Liabilities Data:
Total Assets	$352,293,092	$323,590,215	$230,323,807
Net Assets	206,444,949	222,818,509	229,841,697
Net Asset Value Per Share	$12.47	$13.46	$13.88
Common Shares Outstanding at Year End	16,560,100	16,560,100	16,391,589
Other Data:
Number of Portfolio Companies at Period End	52	47	22
Principal Amount of New Investments	$175,255,370	$182,953,071	$160,646,470
Proceeds from Loan Repayments and Investments Sold	$96,437,602	$61,166,782	$7,381,468
Weighted Average Yield on Investments(2)	8.91%	8.72%	7.02%
Total Return(3)	(31.54%)	4.36%	3.39%

(1)
Per share data for net (decrease) increase in net assets resulting from operations is based on the weighted common stock outstanding for both basic and diluted.

(2)
Weighted average yield on investments equals interest income on investments divided by the annualized weighted average investment balance throughout the year.

(3)
Total return equals the (decrease) increase of the ending market value over the beginning market value plus monthly dividends divided by the monthly beginning market value.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

        We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans, common stock and senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the 1940 Act.

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

        Our primary investment focuses are situations involving buyouts and recapitalizations of small and mid-sized companies with established management teams. We expect that our investments will generally range between $10 million and $40 million each, although this investment size may vary proportionately as the size of our capital base changes. We intend to invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were investing alone.

        We invested a substantial portion of the proceeds of our initial public offering in senior secured syndicated loans, since these investments typically may be made more quickly than investments in companies undergoing a buyout or recapitalization. We employed this strategy in order to quickly invest our initial capital to generate current income, and have continued this strategy in order to build a portfolio of investments that may be securitized in the future to obtain financing to pay down borrowings and invest in additional buyout and recapitalization investments. At March 31, 2008, we had investments in 44 such syndicated loans. There can be no guarantee that we will be able to successfully securitize any loans in our portfolio.

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

        Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called "paid in kind" interest or "PIK." We generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as dividends to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for RICs by having to pay out at least 90% of our income. As of March 31, 2008, none of our investments bore PIK interest.

        Original issue discount, or OID, arises when we extend a loan and receive an equity interest in the borrower at the same time. To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan to the value of the equity. Then the amount allocated to the equity, the OID, must be amortized over the life of the loan. As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a RIC under Subchapter M of the Internal Revenue Code of 1986, which we refer to as the Code, whereas the cash is received, if at all, when the equity instrument is sold. We seek to avoid OID with all potential investments under review and as of March 31, 2008, we did not hold any investments with OID.

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

        Our Adviser receives fees for other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon closing of the investment. The services our Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that we pay to our Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

        Our Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fee.

        We may receive fees for the origination and closing services we provides to portfolio companies through our Adviser. These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations.

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

        During the fiscal year ended March 31, 2008, we invested, directly or through participations, approximately $175.3 million of new loans in a total of 27 companies. Also, during the fiscal year ended March 31, 2008, we sold or were repaid in full on 22 syndicated loans of an aggregate of approximately

$32.2 million, and we received scheduled contractual principal repayments of approximately $64.2 million, for total principal repayments of approximately $96.4 million. Since our initial public offering in June 2005, we have made investments in 132 companies for a total of approximately $523.9 million, before giving effect to principal repayments on investments and divestitures.

Our Investment Adviser and Administrator

        Our investment adviser is led by a management team which has extensive experience in our line of business. Our Adviser also has a wholly-owned subsidiary, our Administrator, which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs. Excluding our chief financial officer, all our executive officers are officers or directors, or both, of our Adviser and our Administrator.

        Our Adviser also provides investment advisory and administrative services to our affiliates Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded registered investment company; and Gladstone Land Corporation, an agricultural real estate company owned by Mr. Gladstone. All of our directors and executive officers also serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Capital. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

        We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers' Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and has offices in the states of New York, Illinois, Pennsylvania, New Jersey, Texas and Washington.

Investment Advisory and Management Agreement

        Pursuant to the investment advisory and management agreement with our Adviser (the "Advisory Agreement"), we pay our Adviser fees, as compensation for its services, consisting of a base management fee and an incentive fee.

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

        On January 9, 2007, our Board of Directors accepted voluntary waiver from our Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings under our credit facility were used to purchase such syndicated loan participations. This waiver remains in effect and was applied through March 31, 2008.

        When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will be credited against the base management fee that we would otherwise be required to pay to our Adviser.

        In addition, our Adviser services the loans held by Gladstone Business Investment, LLC, or Business Investment, in return for which our Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment. Since we indirectly own these loans, all loan servicing fees paid to our Adviser are treated as reductions against the 2.0% base management fee. Overall, the base management fee due to our Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

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

Administration Agreement

        We have entered into an administration agreement with our Administrator (the "Administration Agreement"), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process as our most critical accounting policy.

Investment Valuation

        The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

        General Valuation Policy:    We value our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, we value securities for which market quotations are readily available at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors.

        We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third party valuation opinion that may differ in results, techniques and scopes used to value our investments. When these specific third party appraisals are engaged or accepted, we would use such appraisals to value the investment we have in that business if we determined that the approvals were the best estimate of fair value.

        In determining the value of our investments, our Adviser has established an investment valuation policy (the "policy"). The policy is approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio.

        The policy, which is summarized below, applies to the following categories of securities:

  •
  Publicly-traded securities;

  •
  Securities for which a limited market exists; and

  •
  Securities for which no market exists.

  Valuation Methods:

        Publicly-traded securities:    We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

        Securities for which a limited market exists:    We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the firm bid price. If a firm bid price is unavailable, we base the value of the security upon the indicative bid price offered by the respective originating syndication agent's trading desk, or secondary desk, on or near the valuation date. To the extent that we use the indicative bid price as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the policy.

        Securities for which no market exists:    Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist ("Non-Public Debt Securities"), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, and which utilizes opinions of value submitted to us by Standard & Poor's Securities Evaluations, Inc. ("SPSE"). We may also submit paid in kind ("PIK") interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

        In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE's opinions of value are based on the valuations prepared by our portfolio management team as described below. We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. We may also submit PIK interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (including the information described under "Credit Information," the risk ratings of the loans described under "Loan Grading and Risk Rating" and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

        SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser's supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser's conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of March 31, 2008 included in our consolidated financial statements.

        Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

        We value Non-Public Debt Securities and equity or equity-like securities (e.g. convertible debt, equity, or other equity-like securities) that are purchased together from the same portfolio company, or issuer as part of a package based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach. Under this approach, we first calculate the total enterprise value of the issuer. This calculation incorporates some or all of the following factors to determine the total enterprise value of the issuer:

  •
  the issuer's ability to make payments;

  •
  the earnings of the issuer;

  •
  recent sales to third parties of similar securities;

  •
  the comparison to publicly traded securities; and

  •
  discounted cash flow or other pertinent factors.

        (In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts). Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of those issuers. These debt securities are valued at cost. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value the issuer's equity or equity-like securities.

        Finally, with respect to success fees (conditional interest included in some loan securities), we request that SPSE also evaluate and assign values to the success fees whenever we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance.

        Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security's principal market.

        Valuation Considerations:    From time to time, depending on certain circumstances, the Adviser may use the following valuation considerations, including but not limited to:

  •
  the risk rating of the security (see "Loan Grading and Risk Rating");

  •
  the cost basis and the type of the security;

  •
  the nature and realizable value of the collateral;

  •
  the portfolio company's ability to make payments and discounted cash flow;

  •
  reports from portfolio company senior management and board meetings;

  •
  reported values of similar securities of the portfolio company or comparable companies;

  •
  changes in the economy affecting the portfolio company; and

  •
  other third-party appraisals of the portfolio companies.

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

        Loan Grading and Risk Rating:    As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by a NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO's risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

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

        The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At March 31, 2008, two investments were on non-accrual and at March 31, 2007, one investment was on non-accrual. Additionally, we do not risk rate our equity securities.

        The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2008 and March 31, 2007, representing approximately 51% and 44%, respectively, of all loans in our portfolio:

Rating	March 31, 2008	March 31, 2007
Highest	7.0	8.0
Average	5.5	5.7
Weighted Average	5.1	5.0
Lowest	1.0	2.0

        The following table lists the risk ratings for syndicated loans in our portfolio that are not currently rated by an NRSRO at March 31, 2008 and March 31, 2007, representing approximately 13% and 14%, respectively, of all loans in our portfolio at the end of each period:

Rating	March 31, 2008	March 31, 2007
Highest	9.0	8.0
Average	7.1	7.2
Weighted Average	7.3	7.3
Lowest	1.0	6.0

        For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that are currently rated by an NRSRO at March 31, 2008 and March 31, 2007, representing approximately 36% and 42%, respectively, of all loans in our portfolio:

Rating	March 31, 2008	March 31, 2007
Highest	BB/Ba2	BB-/Ba2
Average	B+/B1	B+/B1
Weighted Average	B+/B1	B+/B1
Lowest	CCC+/B2	B/B2

Tax Status

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

Revenue Recognition

Interest and Dividend Income Recognition

        Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. At March 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million or 0.9% of the cost basis of all loans in our portfolio. Also at March 31, 2008, one Control investment was on non-accrual with a cost basis of approximately $6.0 million or 1.9% of the cost basis of all loans in our portfolio. There was one investment on non-accrual at March 31, 2007. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. To date, we have not accrued any dividend income.

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

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Investment Income

        Total investment income for the year ended March 31, 2008 increased $10,631,844 to $27,893,480 compared to investment income for the year ended March 31, 2007 of $17,261,636. The annualized weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 8.91% for the year ended March 31, 2008 compared to 8.72% for the year ended March 31, 2007. The increase in the weighted average yield percentage is due in part to the increase in the overall size of the investment portfolio compared to the prior year offset by interest rate volatility in the lending marketplace.

        Interest income from Non-Control/Non-Affiliate investments increased $5,002,239 to $14,574,832 for the year ended March 31, 2008 compared to $9,572,593 for the year ended March 31, 2007. This increase was the result of approximately $27.8 million of additional Non-Control/Non-Affiliate investments made during the year ended March 31, 2008 compared to the prior year period.

        Interest income from Control investments increased $5,282,424 to $10,768,484 for the year ended March 31, 2007 compared to $5,486,060 for the year ended March 31, 2007. This increase is mainly attributable to the purchase of one additional Control investment.

        Interest income from Affiliate investments increased $1,750,207 to $2,285,836 compared to $535,629 for year ended March 31, 2007. The increase was a result of approximately $26.3 million of two new Affiliate investments made during the year ended March 31, 2008 compared to the prior year period.

        Interest income from cash and equivalents decreased $1,444,915 to $216,732 for the year ended March 31, 2008 compared to $1,661,647 for the year ended March 31, 2007. This decrease is the result of having less cash on hand in our interest bearing accounts as we have fully invested the proceeds from our initial public offering and have used the majority of the proceeds from sales and repayments on outstanding loans to pay down our line of credit.

        Other income increased $41,889 to $47,596 for the year ended March 31, 2008 compared to $5,707 in the year ended March 31, 2007. Other income is comprised of loan amendment fees that are amortized over the remaining lives of the respective loans and other miscellaneous income amounts.

Operating Expenses

        Total operating expenses for year ended March 31, 2008 increased $10,659,314 to $17,650,801 compared to $6,991,487 for the year ended March 31, 2007.

        For the year ended March 31, 2008, we incurred base management fees of $1,802,602, after reductions for loan servicing fees of $5,013,503, for a gross base management fee (including loan servicing fees) of $6,816,105. For the year ended March 31, 2007, we incurred base management fees of $2,413,116, after reductions for loan servicing fees of $1,568,854, for a gross base management fee (including loan servicing fees) of $3,981,970. The increase in our gross base management fee of $2,834,135 results from the growth of our portfolio from the respective prior year periods. The base management fee is computed quarterly as described under "Investment Advisory and Management Agreement."

        We also received aggregate credits against our base management fee of $2,808,873 which were comprised of $1,764,050 resulting from reduced fees on syndicated loan participations and $1,044,823 resulting from investment banking fees paid to our Adviser during the year ended March 31, 2008. We received aggregate credits of $877,583 against our base management fee for the year ended March 31, 2007 resulting from investment banking fees paid to our Adviser during the quarter.

        Loan servicing fees of $5,013,503 were incurred for the year ended March 31, 2008 compared to 1,568,854 for the year ended March 31, 2007. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser in connection with our credit facility, which is based on the size of the aggregate outstanding loan portfolio. These fees reduced the amount of the management fee due to our Adviser as noted above. The increase in loan servicing fees of $3,444,649 compared to the prior year period is the result of an increase in the portfolio of loans being serviced by our Adviser as compared to the year ended March 31, 2007.

        Administration fees payable to our Administrator were $855,086 for the year ended March 31, 2008 compared to $526,595 for the year ended March 31, 2007. This fee consists of our allocable portion of our Administrator's rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. The increase $328,491 was mainly attributable to the personnel growth of our Administrator as well as an increase in the general overhead expenses incurred by our Administrator on our behalf.

        Interest expense increased $7,125,724 to $7,733,385 for the year ended March 31, 2008 compared to $607,661 for the year ended March 31, 2007. The increase was directly attributable to the increase of borrowings under our credit facility during fiscal year 2008 from our investment activity whereas during fiscal year 2007 we only had a minimal draw on the credit facility which was outstanding during six months of the fiscal year.

        Deferred finance cost amortization increased $500,416 to $734,195 for the year ended March 31, 2008 compared to $233,779 for the year ended March 31, 2007. The increase is attributable to the amortization of a full year of deferred finance costs compared to the prior year and additional deferred finance cost amortization associated with the renewal of our credit facility in October 2007.

        Professional fees decreased $169,680 to $416,348 for the year ended March 31, 2008 as compared to $586,028 for the year ended March 31, 2007. Professional fees primarily consist of legal fees and audit and accounting fees. The decrease is mainly related to the timing of our general audit accruals and the initial capitalization and amortization of expenses related to our shelf registration statement on Form N-2.

        Stockholder related costs were flat and decreased $5,870 to $267,613 for the year ended March 31, 2008 compared to $273,483 for the year ended March 31, 2007. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, Securities and Exchange Commission ("SEC") filing fees and press release costs.

        Insurance expense decreased $31,128 to $231,211 for the year ended March 31, 2008 compared to $262,339 for the year ended March 31, 2007. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums. The decrease is due to a reduction in the premiums for directors and officers insurance for the current policy period.

        Directors' fees increased $23,589 to $231,689 for the year ended March 31, 2008 compared to $208,100 for the year ended March 31, 2007. Directors' fees consist of the amortization of the directors' annual stipend and individual meeting fees.

        Taxes and licenses expenses were flat for the year ended March 31, 2008 at $168,833 compared to $168,873 for the year ended March 31, 2007. Taxes and licenses expenses are primarily comprised of franchise tax due to the state of Delaware, which is an annual minimum expense of $165,000, with the remainder consisting of other state and regulatory licensing, registration and other corporate filing taxes or fees.

        General and administrative expenses increased $53,677 to $196,336 for the year ended March 31, 2008 compared to $142,659 for the year ended March 31, 2007. Other expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses. The increase is primarily due to the increase in direct expenses as the overall size of our investment portfolio continued to grow from the prior year.

Realized and Unrealized Loss on Investments

        At March 31, 2008, we recognized a net loss on the sale of seventeen loan participations in the aggregate amount of $2,411,654 and we recorded net unrealized depreciation of investments in the aggregate amount of $11,528,174. At March 31, 2007, we recognized a net loss on the sale of nine loan participations in the aggregate amount of $93,850 and we recorded net unrealized depreciation of investments in the aggregate amount of $3,785,478. The increase in realized losses is attributable to liquidity needs to invest in potentially higher yielding investments, which caused us to sell certain loan participations.

        At March 31, 2008, the fair value of our investment portfolio was less than the cost basis of our portfolio by $15,200,683, representing an unrealized loss of approximately $11,528,174 for the fiscal year. At March 31, 2007, the fair value of our investment portfolio was less than the cost basis of our portfolio by $3,672,510, representing an unrealized loss of $3,785,478 for the fiscal year. The decline in the fair value of our investment portfolio during the fiscal years ended March 31, 2008 and 2007 was primarily due to the decline in the market value over the aggregate investment portfolio versus the cost basis.

        Our investment portfolio was valued at a depreciated value of 96% of the cost of the investments. We believe that the depreciation is due primarily to the general instability of the loan markets. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders.

Net Unrealized Depreciation on Derivative

        At March 31, 2008, we recorded net unrealized depreciation of $52,883 due to a decrease in the fair market value of our interest rate cap agreement purchased in October 2007.

Net Decrease in Net Assets from Operations

        At March 31, 2008, we realized a net decrease in net assets resulting from operations of $941,161 as a result of the factors discussed above. Our net (decrease) increase in net assets from operations per basic and diluted weighted average common share for the years ended March 31, 2008 and 2007 were ($0.06) and $0.44, respectively. We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and we may begin to incur incentive fees. Our administrative expenses payable to our Administrator are also likely to grow during future periods as our average assets increase in comparison to our average assets at March 31, 2008 and as the expenses incurred by our Administrator to support our operations increase.

COMPARISON OF THE FISCAL YEAR ENDED MARCH 31, 2007 AND THE PERIOD JUNE 22, 2005 (COMMENCEMENT OF OPERATIONS) TO MARCH 31, 2006

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

        For the year ended March 31, 2007, we incurred gross base management fees of $3,981,970, less credits for fees received by our Adviser of $1,568,854, for a net management fee of $2,413,116 as compared to the period June 22, 2005 (commencement of operations) to March 31, 2006, in which we incurred gross base management fees of $915,360. The base management fee is currently computed quarterly as described under "Investment Advisory and Management Agreement." The fees increased in the current period due to the growth of the investment portfolio as compared to the same period of the prior year, however, the increase was partially offset by increased credits against the management fee in the current fiscal year of $877,583 compared to $554,589 in the prior fiscal year.

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

        Directors' fees for the year ended March 31, 2007 and the period June 22, 2005 (commencement of operations) to March 31, 2006 were $208,100 and $160,000, respectively. Directors' fees consist of the amortization of the directors' annual stipend and individual meeting fees. The directors' fees for the prior year period were not declared until July 2005 and, therefore, only nine months of expense was recognized in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

        At March 31, 2008, we held investments in Non-Control/Non-Affiliates of approximately $142.7 million and we held investments in Control and Affiliate investments of approximately $192.9 million at fair value. At March 31, 2007, we held investments in Non-Control/Non-Affiliates of approximately $138.1 million and we held investments in Control and Affiliate investments of approximately $132.8 million at fair value.

        During the years ended March 31, 2008 and 2007 and period from June 25, 2005 (Commencement of Operations) to March 31, 2006, the following investment activity occurred during each quarter of the respective fiscal year:

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Net Gain/(Loss) on Disposal
June 30, 2007	$72,601,227	$21,358,187	$5,809,471	$(48,247)
September 30, 2007	41,182,856	16,947,989	—	(3,431)
December 31, 2007	43,550,667	21,417,073	9,887,170	(146,034)
March 31, 2008	17,920,620	4,517,166	16,500,546	(2,213,942)

Total fiscal year 2008	$175,255,370	$64,240,415	$32,197,187	$(2,411,654)

June 30, 2006	$33,665,549	$874,222	$15,551,727	$3,273
September 30, 2006	15,812,230	5,964,245	997,502	(1,934)
December 31, 2006	69,372,847	3,610,221	3,040,716	(2,283)
March 31, 2007	64,102,446	19,973,880	11,154,269	(92,906)

Total fiscal year 2007	$182,953,072	$30,422,568	$30,744,214	$(93,850)

June 30, 2005	$—	$—	$—	$—
September 30, 2005	40,844,381	333,363	—	—
December 31, 2005	23,376,958	1,043,120	2,038,056	38,056
March 31, 2006	96,425,131	425,054	3,541,875	19,375

Total fiscal year 2006	$160,646,470	$1,801,537	$5,579,931	$57,431

        The following table summarizes the contractual principal amortization and maturity of our investment portfolio by fiscal year:

Fiscal Year Ended March 31,	Amount
2009	$16,953,660
2010	13,066,377
2011	51,333,696
2012	49,456,135
2013	72,059,522
Thereafter	111,251,143

Total contractual repayments	$314,120,533

Investments in equity securities	$36,551,908
Unamortized premiums on debt securities	132,296

Total	$350,804,737

        Net cash used in operating activities for the year ended March 31, 2008 was approximately $57.4 million and consisted primarily of the purchase of new investments, net investment income generated from our portfolio, an increase in our investment interest receivable and amounts due from custodian and a decrease in our base management fee payable to our Adviser, offset by sales and repayments of existing portfolio investments, increases in loan servicing and administration fees payable, net amortization of loan premiums and unrealized depreciation of our portfolio investments.

        Net cash used in operating activities for the year ended March 31, 2007 was approximately $122.7 million and consisted of the funding of our portfolio investments and their respective principal repayments, net investment income generated from our portfolio and short-term investments, an increase in accounts payable, base management fee and administrative fees payable and accrued expenses offset by an increase in interest receivable and prepaid assets.

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

Financing Activities

        During the year ended March 31, 2008, we recorded net borrowings under our credit facility of $44.8 million, which were used to purchase new investments. As a result of our credit facility, we have incurred approximately $1.3 million of banking fees and other associated expenses that will be amortized over the remaining life of the facility.

        On November 7, 2007, we filed a registration statement with the SEC (as amended on December 19, 2007) which was declared effective on January 14, 2008. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights and/or debt securities. To date, we have incurred approximately $615,000 of costs in connection with this registration statement.

        We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. As of April 30, 2008, our stock was trading at $8.87, representing a 29% discount to our net asset value of $12.47 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors. We raised additional capital within these regulatory constraints in April 2008 through an offering of transferable subscription rights to purchase additional shares of common stock (the "Rights Offering").

        Pursuant to the Rights Offering completed during April 2008, we sold 5,520,033 shares of our common stock at a subscription price of $7.48, which represented a purchase price equal to 93% of the weighted average closing price of our stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by us, were approximately $40.6 million and were used to repay outstanding borrowings under our line of credit. Should our common stock continue to trade below its net asset value per share, we may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that we will be successful in our efforts to raise capital in this, or any other, manner.

        For the year ended March 31, 2008, our dividends paid of $15,400,891 exceeded our net investment income (including net realized losses) by $4,760,995. Further, we estimate that $13,051,923, or $0.79 per share, of our dividends declared and paid to stockholders during the period were paid from ordinary income and $2,348,968, or $0.15 per share, of these dividends represented a return of capital to stockholders. We declared these dividends based on our estimates of net investment income for the fiscal year. Our investment pace continues to be slower than expected in our third year of operations and, consequently, our net investment income was lower than our original estimates.

Revolving Credit Facility

        On October 19, 2006, through our wholly-owned subsidiary, Business Investment, we initially obtained a $100 million revolving credit facility (the "Credit Facility") and we executed a purchase and sale agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration for a membership interest therein. Simultaneously, Business Investment executed a credit agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch ("Deutsche Bank"), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility was originally scheduled to terminate on October 18, 2007, however, on that date we amended and extended the Credit Facility such that availability under the Credit Facility will terminate on October 16, 2008, unless extended in the discretion of the lenders at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from us during the period following the date of which availability for advances has terminated through maturity. The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable. Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate ("LIBOR"), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjusts periodically.

        On March 29, 2007, we increased our borrowing capacity under the Credit Facility from $100 million to $200 million. As of March 31, 2008, there was an outstanding principal balance of $144.8 million under the Credit Facility at an interest rate of approximately 3.23%. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At March 31, 2008, the remaining borrowing capacity available under the Credit Facility was approximately $55.2 million.

        The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of March 31, 2008, Business Investment was in compliance with all of the facility covenants. We currently intend to securitize some or all of the loans held by Business Investment and if we are able to do so, we will use the proceeds from the securitization, if any, to pay down any amounts then outstanding under the revolving credit facility.

        The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

        Our Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain "asset coverage" with respect to

"senior securities representing indebtedness" of at least 200%, in accordance with Section 18 of the 1940 Act. As of March 31, 2008, we were in compliance with our covenants under the performance guaranty.

Dividends

        In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and realized net short-term capital gains to our stockholders on an annual basis. See Note 9 "Dividends" in our consolidated financial statements for further information. The following table summarizes our distributions declared since June 22, 2005 (Commencement of operations):

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

Contractual Obligations and Off-Balance Sheet Arrangements

        At March 31, 2008, we were a party to one signed and non-binding term sheet for an investment of approximately $5.75 million that was fully funded on May 19, 2008. See Note 13 "Subsequent Events" in our Consolidated Financial Statements for further information.

        All prospective investments are subject to, among other things, the satisfactory completion of the Company's due diligence investigation of each borrower, acceptance of terms and structure and receipt of necessary consents. With respect to each prospective investment, the Company will only agree to provide the investment if, among other things, the results of its due diligence investigations are satisfactory, the terms and conditions of the investment are acceptable and all necessary consents are received. The Company has initiated its due diligence investigations of the potential borrowers, however there can be no guarantee that facts will not be discovered in the course of completing the due diligence that would render a particular investment imprudent or that any of these investments will actually be made.

        We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of March 31, 2008.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objectives and our rate of return on invested capital. At March 31, 2008, approximately 54% of our investment portfolio, at cost, was comprised of loans at variable rates and approximately 20% of our investment portfolio, at cost, was in loans at variable rates with a floor. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

        We expect to continue to borrow funds to finance future lending activities as we have fully invested the proceeds of our initial public offering. These future borrowings may be at fixed or variable rates. For example, interest rates charged on the advances under our credit facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, LIBOR, the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically. As of March 31, 2008, there was an outstanding principal balance of $144.8 million under the credit facility.

        In October 2007, we entered into an interest rate cap agreement in order to fulfill an obligation under our line of credit to enter into certain hedging transactions in connection with our borrowings under the line of credit. We purchased this interest rate cap agreement with a notional amount of $60 million for a one-time, up-front payment of $53,000. The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 9%. The cap expires in October 2009. This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at 9%. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates. At March 31, 2008, the interest rate cap agreement had a fair market value of $117.

        To illustrate the potential impact of changes in interest rates on our net decrease in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity. Under this analysis, a hypothetical increase in the one month LIBOR by 1.0% would decrease our net decrease in net assets resulting from operations by approximately $1.6 million compared to the net decrease in net assets resulting from operations for the year ended March 31, 2008. A hypothetical decrease in the one month LIBOR by 1.0% would increase our net decrease in net assets resulting from operations by approximately $2.3 million compared to the net decrease in net assets from operations for the year ended March 31, 2008. Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our investment portfolio and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

        We may also experience risk associated with investing in securities of companies with foreign operations. At March 31, 2008, we had approximately $4.0 million invested, at cost, in a syndicated loan participation of a portfolio company headquartered in Ontario, Canada. Although we currently do not anticipate additional investments in debt or equity of foreign companies, some potential portfolio companies may have operations located outside the United States. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Assets and Liabilities as of March 31, 2008 and 2007	59
Consolidated Schedules of Investments as of March 31, 2008 and 2007	60
Consolidated Statements of Operations for the years ended March 31, 2008 and March 31, 2007 and the period June 22, 2005 (Commencement of Operations) through March 31, 2006	67
Consolidated Statements of Changes in Net Assets for the years ended March 31, 2008 and March 31, 2007 and the period June 22, 2005 (Commencement of Operations) through March 31, 2006	68
Consolidated Statements of Cash Flows for the years ended March 31, 2008 and March 31, 2007 and the period June 22, 2005 (Commencement of Operations) through March 31, 2006	69
Financial Highlights for the years ended March 31, 2008 and March 31, 2007 and the period June 22, 2005 (Commencement of Operations) through March 31, 2006	70
Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

        In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows and the financial highlights present fairly, in all material respects, the financial position of Gladstone Investment Corporation and its subsidiaries at March 31, 2008 and 2007, and the results of their operations, the changes in their net assets, their cash flows and their financial highlights for the two years ended March 31, 2008 and 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial highlights (hereafter referred to as "financial statements"), for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
McLean, VA
May 21, 2008

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2008	March 31, 2007
ASSETS
Non-Control/Non-Affiliate investments (Cost 3/31/08: 166,416,086; 3/31/07: $138,567,741)	$142,739,216	$138,168,612
Control investments (Cost 3/31/08: $138,353,930; 3/31/07: $116,302,372)	145,406,928	113,016,491
Affiliate investments (Cost 3/31/08: $46,034,721; 3/31/07: $19,750,000)	47,457,910	19,762,500

Total investments at fair value (Cost 3/31/08: $350,804,737; 3/31/07: $274,620,113)	335,604,054	270,947,603
Cash and cash equivalents	9,360,154	37,788,941
Interest receivable	1,661,724	1,306,090
Prepaid insurance	90,521	83,819
Deferred finance costs	323,547	627,960
Due from Custodian	4,399,016	12,694,985
Due from Adviser (Refer to Note 4)	89,401	20,383
Other assets	764,675	120,434

TOTAL ASSETS	$352,293,092	$323,590,215

LIABILITIES
Due to Administrator (Refer to Note 4)	$208,346	$162,244
Borrowings under line of credit	144,834,500	100,000,000
Accrued expenses	716,107	523,698
Other liabilities	89,190	85,764

Total Liabilities	145,848,143	100,771,706

NET ASSETS	$206,444,949	$222,818,509

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized and 16,560,100 shares issued and outstanding	$16,560	$16,560
Capital in excess of par value	224,172,532	226,553,515
Net unrealized depreciation of investment portfolio	(15,200,683)	(3,672,510)
Net unrealized depreciation of derivative	(52,883)	—
Accumluated net investment income	18,200	18,067
Accumluted net realized loss	(2,508,777)	(97,123)

TOTAL NET ASSETS	$206,444,949	$222,818,509

Net assets per share	$12.47	$13.46

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
Syndicated Loans:
Activant Solutions, Inc.	Service—enterprise software and services	Senior Term Debt (6.7%, Due 5/2013)(3)	$1,733,583	$1,477,978
Advanced Homecare Holdings, Inc.	Service—home health nursing services	Senior Term Debt (6.4%, Due 8/2014)(3)	2,977,500	2,828,625
Aeroflex, Inc.	Service—provider of highly specialized electronic equipment	Senior Term Debt (6.4%, Due 8/2014)(3)	1,898,372	1,850,700
Compsych Investments Corp.	Service—employee assistance programs	Senior Term Debt (5.5%, Due 2/2012)(3)(5)	3,420,727	2,965,525
CRC Health Group, Inc.	Service—substance abuse treatment	Senior Term Debt (4.9%, Due 2/2012)(3)	9,877,749	8,536,079
Critical Homecare Solutions, Inc.	Service—home therapy and respiratory treatment	Senior Term Debt (6.1%, Due 1/2012)(3)(5)	4,504,919	4,480,485
Dealer Computer Services, Inc.	Manufacturing & Service—systems for automotive retailers	Senior Term Debt (6.8%, Due 9/2013)(3)	1,798,685	1,594,837
Generac Acquisition Corp.	Manufacturing—standby power products	Senior Term Debt (7.2%, Due 11/2013)(3)(5)	6,874,450	5,435,040
Graham Packaging Holdings Company	Manufacturing—plastic containers	Senior Term Debt (5.9%, Due 10/2011)(3)	5,420,126	4,937,965
Hargray Communications Group, Inc.	Service—triple-play (cable, phone, internet) provider	Senior Term Debt (4.9%, Due 6/2014)(3)	963,185	860,438
HMTBP Acquisition II Corp.	Service—aboveground storage tanks	Senior Term Debt (4.9%, Due 5/2014)(3)(5)	3,878,545	3,528,857
Hudson Products Holdings, Inc.	Manufacturing—heat transfer solutions	Senior Term Debt (7.0%, Due 12/2013)(3)	6,020,285	5,282,640
Huish Detergents, Inc.	Manufacturing—household cleaning products	Senior Term Debt (4.7%, Due 4/2014)(3)	1,986,084	1,652,513
Hyland Software, Inc.	Service—provider of enterprise content management software	Senior Term Debt (5.9%, Due 7/2013)(3)	3,955,378	3,670,800
Interstate Fibernet, Inc.	Service—provider of voice and data telecommunications services	Senior Term Debt (6.7%, Due 7/2013)(3)	9,931,890	9,675,750
KIK Custom Products, Inc.	Manufacturing—consumer products	Senior Term Debt (4.9%, Due 5/2014)(3)	3,980,901	2,746,200
Kronos, Inc.	Service—workforce management solutions	Senior Term Debt (5.0%, Due 6/2014)(3)	1,970,714	1,576,571
Lexicon Marketing USA, Inc.	Service—marketing to Hispanic community	Senior Term Debt (non-accrual)(3)(5)	2,947,401	412,374
Local TV Finance, LLC	Service—television station operator	Senior Term Debt (5.2%, Due 5/2013)(3)	995,027	823,775
LVI Services, Inc.	Service—asbestos and mold remediation	Senior Term Debt (7.5%, Due 11/2010)(3)(5)	6,369,315	5,083,000
MedAssets, Inc.	Service—pharmaceuticals and healthcare GPO	Senior Term Debt (5.2%, Due 10/2013)(3)(5)	4,004,130	3,702,248
National Mentor Holdings, Inc.	Service—home health care	Senior Term Debt (4.8%, Due 6/2013)(3)	1,967,937	1,671,886
Network Solutions, LLC	Service—internet domain solutions	Senior Term Debt (5.2%, Due 3/2014)(3)	9,195,574	7,355,236
NPC International Inc.	Service—Pizza Hut franchisee	Senior Term Debt (4.7%, Due 5/2013)(3)	2,894,936	2,536,828
Open Solutions, Inc.	Service—software outsourcing for financial institutions	Senior Term Debt (5.8%, Due 1/2014)(3)	2,677,881	2,196,368
Ozburn-Hessey Holding Co. LLC	Service—third party logistics	Senior Term Debt (6.3%, Due 8/2012)(3)	7,627,709	5,978,972

GLADSTONE INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

Pinnacle Foods Finance, LLC	Manufacturing—branded food products	Senior Term Debt (7.4%, Due 4/2014)(3)	$3,971,171	$3,453,900
PTS Acquisition Corp.	Manufacturing—drug delivery and packaging technologies	Senior Term Debt (7.1%, Due 4/2014)(3)	6,947,500	5,696,950
QTC Acquisition, Inc.	Service—outsourced disability evaluations	Senior Term Debt (5.4%, Due 11/2012)(3)	1,929,829	1,638,071
Radio Systems Corporation	Service—design electronic pet containment products	Senior Term Debt (5.5%, Due 9/2013)(3)	1,966,212	1,806,875
Rally Parts, Inc.	Manufacturing—aftermarket motorcycle parts and accessories	Senior Term Debt (5.2%, Due 11/2013)(3)	2,485,560	2,073,750
RPG Holdings, Inc.	Manufacturing and design—greeting cards	Senior Term Debt (8.8%, Due 12/2011)(3)	4,552,952	3,869,271
SafeNet, Inc.	Service—chip encryption products	Senior Term Debt (7.1%, Due 4/2014)(3)	2,979,693	2,382,000
SGS International, Inc.	Service—digital imaging and graphics	Senior Term Debt (6.9%, Due 12/2011)(3)	1,594,148	1,429,595
Stolle Machinery Company	Manufacturing—can-making equipment and parts	Senior Term Debt (7.8%, Due 9/2012)(3)	494,103	458,025
Survey Sampling, LLC	Service—telecommunications-based sampling	Senior Term Debt (5.2%, Due 5/2011)(3)(5)	2,931,122	2,526,610
Synagro Technologies, Inc.	Service—waste treatment and recycling	Senior Term Debt (5.1%, Due 3/2014)(3)	498,338	421,813
Triad Laboratory Alliance, LLC	Service—regional medical laboratories	Senior Term Debt (5.9%, Due 12/2011)(3)(5)	4,900,117	4,154,375
United Surgical Partners International, Inc.	Service—outpatient surgical provider	Senior Term Debt (5.4%, Due 4/2014)(3)	1,320,000	1,151,700
Wastequip, Inc.	Service—process and transport waste materials	Senior Term Debt (4.9%, Due 2/2013)(3)	2,921,873	2,337,498
WaveDivision Holdings, LLC	Service—cable	Senior Term Debt (6.7%, Due 6/2014)(3)(5)	1,924,709	1,814,400
West Corporation	Service—business process outsourcing	Senior Term Debt (5.3%, Due 10/2013)(3)	3,356,756	2,928,770

Subtotal—Syndicated Loans			$154,647,086	$131,005,293

Non-syndicated Loans
B-Dry, LLC	Service—basement waterproofer	Revolving Credit Facility (7.3%, Due 10/2008)(7) Senior Term Debt (10.0%, Due 5/2014) Senior Term Debt (10.0%, Due 5/2014) Common Stock Warrants(4)	750,000 6,749,000 3,970,000 300,000	750,000 6,749,000 3,970,000 264,923

			11,769,000	11,733,923

Total Non-Control/Non-Affiliate Investments			$166,416,086	$142,739,216

CONTROL INVESTMENTS
A. Stucki Holding Corp.	Manufacturing—railroad freight car products	Senior Term Debt (7.6%, Due 3/2012) Senior Term Debt (9.8%, Due 3/2012)(6) Senior Subordinated Term Debt (13%, Due 3/2014) Preferred Stock(4) Common Stock(4)	$13,391,250 11,000,000 5,485,760 4,386,686 129,956	$13,391,250 11,000,000 5,485,760 4,748,005 10,061,662

			34,393,652	44,686,677
Acme Cryogenics, Inc.	Manufacturing—manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013) Redeemable Preferred Stock(4) Common Stock(4) Common Stock Warrants(4)	14,500,000 6,983,785 1,045,181 24,686	14,500,000 7,795,487 2,977,335 290,537

			22,553,652	25,563,359

GLADSTONE INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

ASH Holdings Corp.	Retail and Service—school buses and parts	Revolver (non-accrual, Due 3/2010)(8) Senior Subordinated Term Debt (non-accrual, Due 1/2012) Preferred Stock(4) Common Stock Warrants(4)		$750,000 5,250,000 2,500,000 3,680	$	— — — —

				8,503,680		—
Cavert II Holding Corp.	Manufacturing—bailing wire	Revolving Credit Facility (8.0%, Due 10/2010)(9)
Senior Term Debt (8.3%, Due 10/2012)
Senior Term Debt (10.0%, Due 10/2012)(6)
Senior Subordinated Term Debt (13%, Due 10/2014)
Preferred Stock(4)
		Common Stock(4)		2,400,000 6,337,500 3,000,000 4,670,678 4,110,196 69,126		2,400,000 6,337,500 3,000,000 4,670,678 4,251,632 687,807

				20,587,500		21,347,617
Chase II Holdings Corp.	Manufacturing—traffic doors	Revolving Credit Facility (7.1% Due 3/2008)(10)
Senior Term Debt (8.8%, Due 3/2011)
Senior Term Debt (12.0% Due 3/2011)(6)
Subordinated Term Debt (13.0%, Due 3/2013)
Redeemable Preferred Stock(4)
		Common Stock(4)		3,280,000 9,900,000 7,840,000 6,167,810 6,960,806 61,384		3,280,000 9,900,000 7,840,000 6,167,810 8,454,881 3,508,031

				34,210,000		39,150,722
Quench Holdings Corp.	Service—sales, installation and service of water coolers	Revolving Credit Facility (7.1%, Due 3/2009)(11)
Senior Term Debt (7.1%, Due 3/2011)
Senior Subordinated Term Debt (11.5%, Due 3/2011)
Equipment Line Note (12)
Preferred Stock(4)
		Common Stock Warrants(4)		1,500,000 4,250,000 7,820,000 1,088,553 3,000,000 446,893		1,500,000 4,250,000 7,820,000 1,088,553 — —

				18,105,446		14,658,553

Total Control Investments				$138,353,930		$145,406,928

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Manufacturing—machining and sheet metal work	Revolving Credit Facility (9.3%, Due 10/2010)(13) Senior Term Debt (9.3%, Due 10/2012)(14) Senior Term Debt (11.5%, Due 4/2013)(14) Redeemable Preferred Stock(4)(14) Common Stock Warrants(4)(14)		$600,000 5,550,000 8,578,134 2,500,000 2,500		$600,000 5,550,000 8,578,134 2,576,111 1,045,119

				17,230,634		18,349,364
Mathey Investments, Inc.	Manufacturing—pipe-cutting and pipe-fitting equipment	Revolving Credit Facility (9.0%, Due 3/2011)(14)(16) Senior Term Debt (9.0%, Due 3/2013)(16) Senior Term Debt (12.0%, Due 3/2014)(16) Common Stock(4)(16) Common Stock Warrants(4)(16)	$	— 2,500,000 7,300,000 500,000 277,029	$	— 2,500,000 7,300,000 500,000 277,029

				10,577,029		10,577,029
Noble Logistics, Inc.	Service—aftermarket auto parts delivery	Revolving Credit Facility (7.1%, Due 12/2009)(15) Senior Term Debt (8.5%, Due 12/2011) Senior Term Debt (10.5%, Due 3/2011)(6) Preferred Stock(4) Common Stock(4)		$1,900,000 6,077,058 7,000,000 1,750,000 1,500,000		$1,900,000 6,077,058 7,000,000 2,107,611 1,446,848

				18,227,058		18,531,517

Total Affiliate Investments(17)				$46,034,721		$47,457,910

Total Investments				$350,804,737		$335,604,054

(1)
Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)
Percentage represents the weighted average interest rates in effect at March 31, 2008 and due date represents the contractual maturity date.

(3)
Marketable securities are valued based on the indicative bid price, on or near March 31, 2008, offered by the respective syndication agent's trading desk, or secondary desk.

(4)
Security is non-income producing.

(5)
Valued using Standard & Poor's Securities Evaluations, Inc. opinions of value at March 31, 2008.

(6)
Last out tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the last out tranche is paid after the senior debt.

GLADSTONE INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2008

(7)
Total available under the revolving credit facility is $750,000, which was fully drawn at March 31, 2008.

(8)
Total available under the revolving credit facility is $2,000,000 of which $1,250,000 remains undrawn at March 31, 2008.

(9)
Total available under the revolving credit facility is $3,000,000, of which $600,000 remains undrawn at March 31, 2008.

(10)
Total available under the revolving credit facility is $3,500,000, of which $220,000 remains undrawn at March 31, 2008.

(11)
Total available under the revolving credit facility is $1,500,000, which was fully drawn at March 31, 2008.

(12)
Total available for future borrowing for the purposes of purchasing equipment is $1,500,000. The undrawn amount of $411,447 may be drawn to purchase additional equipment through 10/31/2010. The interest rate on all amounts drawn on the equipment line note is 12% except for one draw of $188,181 whose interest rate is 15%. Each draw on the equipment line note is subject to its own amortization and maturity, typically over a period of 20-24 months. At March 31, 2008, the last amortization payment due under current amounts drawn under the equipment line note is 11/2009.

(13)
Total available under the revolving credit facility is $3,000,000, of which $2,400,000 was undrawn at March 31, 2008.

(14)
Total available under the revolving credit facility is $3,000,000, which remains undrawn at March 31, 2008.

(15)
Total available under the revolving credit facility is $2,000,000, of which $100,000 was undrawn at March 31, 2008.

(16)
Valued at cost due to recent acquisition.

(17)
Aggregate gross unrealized depreciation for federal income tax purposes is $35,680,596; aggregate gross unrealized appreciation for federal income tax purposes is $20,479,913. Net unrealized depreciation is $15,200,683 based on a tax cost of $350,804,737.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2007

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS
ACS Media, LLC	Service—directory advertising	Senior Term Debt (7.9%, Due 11/2013)(3)	$4,857,421	$4,857,822
Activant	Service—enterprise software and services	Senior Term Debt (7.4%, Due 5/2013)(3)	3,745,496	3,714,281
American Safety Razor Company Inc.	Manufacturing—razors and blades	Senior Term Debt (7.9%, Due 7/2013)(3)	1,491,154	1,492,472
Aramark Corp.	Service—vending services	Senior Term Debt (7.5%, Due 1/2014)(10) Letter of Credit (5.3%, Due 1/2014)(10)	921,289 65,841	925,895 66,170
Aspect Software, Inc.	Service—call center software	Senior Term Debt (8.4%, Due 7/2011)(3)	2,988,647	2,999,925
Brock Holdings II, Inc.	Service—industrial specialty maintenance	Senior Term Debt (7.3%, Due 8/2013)(3)(5)	3,000,000	3,003,750
Compsych Investments Corp.	Service—independent employee assistance programs	Senior Term Debt (8.1%, Due 2/2012)(3)(5)	3,875,254	3,879,300
CRC Health Group, Inc.	Service—substance abuse treatment	Senior Term Debt (7.9%, Due 2/2012)(3)	9,993,754	10,010,307
Critical Homecare Solutions, Inc.	Service—home therapy and respiratory treatment	Senior Term Debt (8.6%, Due 1/2012)(3)(5)	2,000,000	2,000,000
CST Industries Acquisition, Inc.	Manufacturing—metal storage units	Senior Term Debt (8.5%, Due 8/2013)(3)	996,946	999,975
Dealer Computer Services, Inc.	Manufacturing & Service—systems for automotive retailers	Senior Term Debt (7.4%, Due 9/2013)(3)	1,042,760	1,044,063
Dresser Holdings, Inc.	Manufacturing—oilfield & energy products	Senior Term Debt (8.1%, Due 10/2013)(3)	3,868,905	3,851,943
Generac Acquisition Corp.	Manufacturing—standby power products	Senior Term Debt (7.9%, Due 11/2013)(5)	2,593,800	2,611,957
Hudson Products Holdings, Inc.	Manufacturing—heat transfer solutions	Senior Term Debt (8.1%, Due 12/2013)(3)	2,358,550	2,363,866
IPC Information Systems, LLC	Manufacturing—specialized telephony systems	Senior Term Debt (7.9%, Due 9/2013)(3)	263,045	262,319
J. Crew Operating Corp.	Retail—apparel	Senior Term Debt (7.2%, Due 5/2013)(3)	1,405,990	1,407,018
Latham Manufacturing Corp.	Manufacturing—swimming pool components accessories	Senior Term Debt (8.5%, Due 6/2012)(3)	2,427,162	2,375,520
Lexicon Marketing USA, Inc.	Service—marketing to Hispanic community	Senior Term Debt (7.8%, Due 5/2012)(3)(5)	2,971,543	3,006,325
LVI Services, Inc.	Service—asbestos and mold remediation	Senior Term Debt (10.3%, Due 11/2010)(3)(5)	6,440,352	6,330,492
Madison River Capital LLC	Service—communications and information	Senior Term Debt (7.6%, Due 7/2012)(3)	5,727,708	5,702,357
Maidenform, Inc.	Manufacturing—intimate apparel	Senior Term Debt (7.1%, Due 5/2010)(3)	2,569,252	2,573,084
MedAssets, Inc.	Service—pharmaceuticals and healthcare GPO	Senior Term Debt (7.8%, Due 10/2013)(3)(5)	3,493,734	3,504,342
MediMedia USA, LLC	Service—healthcare and pharmaceutical marketing	Senior Term Debt (7.9%, Due 10/2013)(3)	1,185,613	1,180,462
National Mentor Holdings, Inc.	Service—home health care	Senior Term Debt (7.4%, Due 6/2013)(3)	1,987,027	1,985,825
NPC International Inc.	Service—Pizza Hut franchisee	Senior Term Debt (7.1%, Due 5/2013)(3)	3,017,479	2,995,367
Nutro Products, Inc.	Manufacturing—pet food	Senior Term Debt (7.4%, Due 4/2012)(3)	2,442,961	2,421,809
Open Solutions, Inc.	Service—software outsourcing for financial institutions	Senior Term Debt (7.5%, Due 1/2014)(3)	2,518,294	2,506,250
Ozburn-Hessey Holding Co. LLC	Service—third party logistics	Senior Term Debt (8.6%, Due 8/2012)(3)	7,764,943	7,711,178

GLADSTONE INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2007

Patriot Media & Communications CNJ, LLC	Service—telecommunications	Senior Term Debt (7.4%, Due 3/2013)(3)	$4,147,228	$4,105,476
QTC Acquisition, Inc.	Service—outsourced disability evaluations	Senior Term Debt (8.1%, Due 11/2012)(3)	1,996,592	1,997,199
Radio Systems Corporation	Service—design electronic pet containment products	Senior Term Debt (8.1%, Due 9/2013)(3)	1,989,421	1,999,950
Rally Parts, Inc.	Manufacturing—aftermarket motorcycle parts and accessories	Senior Term Debt (7.9%, Due 11/2013)(3)	1,313,285	1,319,792
RPG Holdings, Inc.	Manufacturing and design—greeting cards	Senior Term Debt (8.9%, Due 12/2011)(3)	5,001,100	4,900,000
SGS International, Inc.	Service—digital imaging and graphics	Senior Term Debt (7.9%, Due 12/2011)(3)	1,611,921	1,616,724
Stolle Machinery Company	Manufacturing—can-making equipment and parts	Senior Term Debt (7.9%, Due 9/2012)(3)	500,100	502,491
Survey Sampling, LLC	Service—telecommunications-based sampling	Senior Term Debt (7.9%, Due 5/2011)(3)	3,309,714	3,282,178
Triad Laboratory Alliance, LLC	Service—regional medical laboratories	Senior Term Debt (8.6%, Due 12/2011)(3)(5)	4,953,549	4,912,813
US Investigative Services, Inc.	Service—background investigations	Senior Term Debt (7.9%, Due 9/2012)(3)	10,923,253	10,910,191
Wastequip, Inc.	Service—process and transport waste materials	Senior Term Debt (7.6%, Due 2/2013)(3)	2,066,465	2,081,963
WaveDivision Holdings, LLC	Service—cable	Senior Term Debt (7.8%, Due 6/2014)(3)	1,925,440	1,929,600
West Corporation	Service—business process outsourcing	Senior Term Debt (7.8%, Due 10/2013)(3)	10,814,753	10,826,161

Total Non-Control/Non-Affiliate Investments			$138,567,741	$138,168,612

CONTROL INVESTMENTS
A. Stucki Company	Manufacturing—railroad cars and accessories	Senior Term Debt (9.8% Due 3/2012)(6) Senior Term Debt (12.1%, Due 3/2012)(6) Senior Subordinated Term Debt (13%, Due 3/2014)(6) Preferred Stock(4)(6) Common Stock(4)(6)	$15,000,000 11,000,000 5,485,760 4,386,686 129,956	$15,000,000 11,000,000 5,485,760 4,386,686 129,956

			36,002,402	36,002,402
Acme Cryogenics Corporation	Manufacturing—manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013)(5)(6) Redeemable Preferred Stock(4)(6) Common Stock(4)(6) Common Stock Warrants(4)(6)	14,500,000 6,983,785 1,045,181 24,686	14,481,875 6,983,785 1,045,181 24,686

			22,553,652	22,535,527
Chase II Holdings Corp.	Manufacturing—traffic doors	Revolving Credit Facility (9.8%, Due 3/2008)(7)
Senior Term Debt (9.8%, Due 3/2011)(5)
Senior Term Debt (12.0%, Due 3/2011)(5)
Subordinated Term Debt (13%, Due 3/2013)(5)
Redeemable Preferred Stock(4)
		Common Stock Warrants(4)	1,900,000 11,000,000 8,000,000 6,167,810 6,960,806 61,384	1,900,000 11,000,000 8,000,000 6,167,810 3,120,070 —

			34,090,000	30,187,880
Hailey Transport Corporation	Retail and Service—school buses and parts	Senior Subordinated Term Debt (12.0%, Due 1/2012)(5) Preferred Stock(4)	4,000,000 2,500,000	4,000,000 3,184,874

			6,500,000	7,184,874
Quench Holdings Corp.	Service—sales, installation and service of water coolers	Revolving Credit Facility (9.3%, Due 3/2009)(5)(8) Senior Term Debt (9.3%, Due 3/2011)(5) Subordinated Term Debt (11.5%, Due 3/2011)(5) Common Stock(4)	1,900,000 4,000,000 8,000,000 3,256,318	1,900,000 4,000,000 8,000,000 3,205,808

			17,156,318	17,105,808

Total Control Investments			$116,302,372	$113,016,491

GLADSTONE INVESTMENT CORPORATION

SCHEDULE OF INVESTMENTS

MARCH 31, 2007

AFFILIATE INVESTMENTS
Noble Logistics, Inc.	Service—aftermarket auto parts delivery	Revolving Credit Facility (9.3%, Due 12/2009)(5)(9)
Senior Term Debt (9.3%, Due 12/2011)(5)(6)
Senior Term Debt (11.3%, Due 3/2011)(5)(6)
Senior Subordinated Term Debt (12.3%, Due 8/2007)(5)(6)
Preferred Stock(4)(6)
Common Stock(4)(6)	$2,000,000 7,000,000 7,000,000 500,000 1,750,000 1,500,000	$1,995,000 7,008,750 7,008,750 500,000 1,750,000 1,500,000

	19,750,000	19,762,500

Total Affiliate Investments	$19,750,000	$19,762,500

Total Investments(11)	$274,620,113	$270,947,603

(1)
Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)
Percentage represents the weighted average interest rates in effect at March 31, 2007 and due date represents the contractual maturity date.

(3)
Marketable securities are valued based on the indicative bid price, on or near March 31, 2008, offered by the respective syndication agent's trading desk, or secondary desk.

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

(11)
Aggregate gross unrealized depreciation for federal tax purposes is $4,756,932; aggregate gross unrealized appreciation for federal income tax purposes is $1,084,422. Net unrealized depreciation is $3,672,510 based on a tax cost of $274,620,113.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008	Year Ended March 31, 2007	For the period June 22, 2005 (Commencement of Operations) to March 31, 2006
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$14,574,832	$9,572,593	$2,450,906
Control investments	10,768,484	5,486,060	255,059
Affiliate investments	2,285,836	535,629	—
Cash and cash equivalents	216,732	1,661,647	4,434,706

Total interest income	27,845,884	17,255,929	7,140,671
Other income	47,596	5,707	230,185

Total investment income	27,893,480	17,261,636	7,370,856

EXPENSES
Base management fee (Refer to Note 4)	1,802,602	2,413,116	915,360
Loan servicing fee (Refer to Note 4)	5,013,503	1,568,854	—
Administration fee (Refer to Note 4)	855,086	526,595	288,471
Interest expense	7,733,385	607,661	378
Amortization of deferred finance costs	734,195	233,779	—
Professional fees	416,348	586,028	163,369
Stockholder related costs	267,613	273,483	89,563
Insurance expense	231,211	262,339	184,642
Directors fees	231,689	208,100	160,000
Taxes and licenses	168,833	168,873	195,270
General and administrative expenses	196,336	142,659	44,494

Expenses before credit from Adviser	17,650,801	6,991,487	2,041,547

Credits to base management fee (Refer to Note 4)	(2,808,871)	(877,583)	(554,589)

Total expenses net of credit to base management fee	14,841,930	6,113,904	1,486,958

NET INVESTMENT INCOME	13,051,550	11,147,732	5,883,898

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Realized (loss) gain on sale of Non-Control/Non-Affiliate investments	(2,411,654)	(93,850)	57,431
Net unrealized (depreciation) appreciation of Non-Control/Non-Affiliate investments	(23,277,742)	(562,097)	162,968
Net unrealized appreciation (depreciation) of Control investments	10,338,879	(3,235,881)	(50,000)
Net unrealized appreciation of Affiliate investments	1,410,689	12,500	—
Net unrealized depreciation on derivative	(52,883)	—	—

Net (loss) gain on investments	(13,992,711)	(3,879,328)	170,399

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(941,161)	$7,268,404	$6,054,297

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.06)	$0.44	$0.37

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	16,560,100	16,560,100	16,391,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended March 31, 2008	Year Ended March 31, 2007	For the period June 22, 2005 (Commencement of Operations) to Year Ended March 31, 2006
Operations:
Net investment income	$13,051,550	$11,147,732	$5,883,898
Realized (loss) gain on sale of investments	(2,411,654)	(93,850)	57,431
Net unrealized (depreciation) appreciation of portfolio	(11,528,174)	(3,785,478)	112,968
Unrealized depreciation of derivative	(52,883)	—	—

Net (decrease) increase in net assets from operations	(941,161)	7,268,404	6,054,297

Capital transactions:
Issuance of common stock	—	—	230,244,339
Shelf offering registration costs	(31,508)	(132,707)	—
Distribution to stockholders from:
Net investment income	(13,051,923)	(10,681,285)	(6,458,439)
Tax return on capital	(2,348,968)	(3,477,600)	—

Total distributions to stockholders	(15,400,891)	(14,158,885)	(6,458,439)
Total (decrease) increase in net assets	(16,373,560)	(7,023,188)	229,840,197
Net Assets
Beginning of period	222,818,509	229,841,697	1,500

End of period	$206,444,949	$222,818,509	$229,841,697

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the period June 22, 2005 (Commencement of Operations) to March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(941,161)	$7,268,404	$6,054,297
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(175,255,370)	(182,953,071)	(160,646,470)
Principal repayments of investments	64,240,415	30,422,568	1,801,537
Proceeds from the sale of investments	32,197,187	30,744,214	5,579,931
Net unrealized depreciation (appreciation) of investment portfolio	11,528,174	3,785,478	(112,968)
Net unrealized depreciation of derivative	52,883	—	—
Net realized loss (gain) on sales of investments	2,411,654	93,850	(57,431)
Net amortization of premiums and discounts	221,489	341,648	53,111
Amortization of deferred finance costs	734,195	233,779	—
Increase in interest receivable	(355,634)	(544,702)	(761,388)
Decrease (increase) in due from custodian	8,295,969	(12,694,985)	—
Decrease (increase) in prepaid assets	(367,124)	18,630	(99,874)
Decrease (increase) in other assets	(336,702)	50,090	(173,099)
Increase in other liabilities	3,426	80,687	5,077
Increase (decrease) in administration fee payable to Administrator (See Note 4)	46,102	(119,873)	110,002
(Decrease) increase in base management fee payable to Adviser (See Note 4)	(80,067)	102,987	(234,551)
Increase in loan servicing fee payable to Adviser (See Note 4)	11,049	283,296	—
Increase in accrued expenses	192,409	156,667	367,031

Net cash used in operating activities	(57,401,106)	(122,730,333)	(148,114,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock (including deferred offering costs of $47,864)	—	—	230,292,203
Borrowings from line of credit	222,850,000	103,500,000	—
Repayments of line of credit	(178,015,500)	(3,500,000)	—
Deferred finance costs	(429,782)	(861,739)	—
Shelf offering registration costs	(31,508)	(132,707)
Distributions paid	(15,400,891)	(14,158,885)	(6,458,439)
Decrease in loan payable to affiliate	—	—	(50,000)

Net cash provided by financing activities	28,972,319	84,846,669	223,783,764

NET DECREASE IN CASH AND CASH EQUIVALENTS(1)	(28,428,787)	(37,883,664)	75,668,969

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,788,941	75,672,605	3,636

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,360,154	$37,788,941	$75,672,605

CASH PAID DURING PERIOD FOR INTEREST	$7,367,486	$360,262

CASH PAID DURING PERIOD FOR INTEREST TO AFFILIATE	$—	$—	$378

(1)
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

	For the year ended March 31, 2008	For the year ended March 31, 2007	For the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Per Share Data(1)
Balance at beginning of period	$13.46	$13.88	$—
Net proceeds from initial public offering(2)	—	—	13.95
Offering costs	—	—	(0.05)
Income from investment operations:
Net investment income(3)	0.79	0.67	0.36
Realized loss on sale of investments(3)	(0.15)	(0.01)	—
Net unrealized (depreciation) appreciation of investments(3)	(0.70)	(0.22)	0.01

Total from investment operations	(0.06)	0.44	0.37

Distributions from:
Net investment income	(0.78)	(0.75)	(0.39)
Tax return on capital	(0.15)	(0.10)	—

Total distributions(4)	(0.93)	(0.85)	(0.39)
Shelf registration offering costs	—	(0.01)	—

Net asset value at end of period	$12.47	$13.46	$13.88

Per share market value at beginning of period	$14.87	$15.10	$15.00
Per share market value at end of period	9.41	14.87	15.10
Total Return(5)	(31.54)%	4.36%	3.39%
Shares outstanding at end of period	16,560,100	16,560,100	16,560,100
Statement of Assets and Liabilities Data:
Net assets at end of period	$206,444,949	$222,818,509	$229,841,697
Average net assets(6)	$219,625,608	$225,642,593	$226,875,738
Senior Securities Data:
Borrowings under line of credit	$144,834,500	$100,000,000	$—
Average coverage ratio(7)	243%	324%	N/A
Average coverage per unit(8)	$3,513	$3,228	N/A
Ratios/Supplemental Data
Ratio of expenses to average net assets(9)(10)	8.04%	3.10%	1.08%
Ratio of net expenses to average net assets(9)(11)	6.76%	2.71%	0.79%
Ratio of net investment income to average net assets(9)	5.94%	4.94%	3.11%

(1)
Based on actual shares outstanding at the end of the corresponding period.
(2)
Net of initial underwriting discount of $1.05 per share.
(3)
Based on weighted average basic per share data.
(4)
Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.
(5)
Total return equals the change in the market value of the Company's common stock from the beginning of the period taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. For further information on estimated character of our dividends please refer to Note 9.
(6)
Calculated using the average of the ending monthly net assets for the respective periods.
(7)
As a business development company, we are generally required to maintain a ratio of 200% of total assets to total borrowings.
(8)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)
Amounts are annualized.
(10)
Ratio of expenses to average net assets is computed using expenses before credit from the Adviser.
(11)
Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

        Gladstone Business Investment, LLC ("Business Investment") a wholly-owned subsidiary of the Company, was established on August 11, 2006 for the sole purpose of owning the Company's portfolio of investments in connection with the establishment of its line of credit facility with Deutsche Bank AG, which recently closed on October 19, 2006. The financial statements of Business Investment are consolidated with those of the Company.

        The Company is externally managed by Gladstone Management Corporation (the "Adviser"), an unconsolidated affiliate of the Company.

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

Reclassifications

        Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current year presentation with no effect to net increase in net assets from operations.

Cash and Cash Equivalents

        The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in U.S. Treasury bills and can also include

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

commercial paper and money-market funds. Cash and cash equivalents are carried at cost which approximates fair value.

Concentrations of Credit Risk

        The Company places its cash and cash equivalents with financial institutions and, at times, cash held in checking accounts may exceed Federal Deposit Insurance Corporation insured limit. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

Classification of Investments

        The 1940 Act requires classification of the Company's investments by its respective level of control. As defined in the 1940 Act, "Control Investments" are investments in those portfolio companies that the Company is deemed to "Control". "Affiliate Investments" are investments in those portfolio companies that are "Affiliated Companies" of the Company, as defined in the 1940 Act, other than Control Investments. "Non-Control/Non-Affiliate Investments" are those that are neither Control Investments nor Affiliate Investments. In general, the 1940 Act prescribes that the Company has control over a portfolio company if it owns greater than 25% of the voting securities of the portfolio company. The Company is deemed to be an affiliate of a portfolio company if it owns between 5% and 25% of the voting securities of such portfolio company or has one or more seats on the affiliated company's board of directors. However, if the Company holds 50% or more contractual representation on a portfolio company's board of directors, the Company will be deemed to have control over the portfolio company.

Investment Valuation

        The Company carries its investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company's investments, the Adviser has established an investment valuation policy (the "policy"). The policy is approved by the Company's Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of the Company's investment portfolio.

        The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time, the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third party valuation opinion that may differ in results, techniques and scopes used to value the Company's investments. When these specific third party appraisals are engaged or accepted, the Company would use such appraisals to value the investment the Company has in that business if it determined that the approvals were the best estimate of fair value.

        The policy, which is summarized below, applies to publicly-traded securities, securities for which a limited market exists and securities for which no market exists.

        Publicly-traded securities:    The Company determines the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that the Company owns restricted securities that are not freely

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

tradable, but for which a public market otherwise exists, the Company will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

        Securities for which a limited market exists:    The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the firm bid price. If a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent's trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the policy.

        Securities for which no market exists:    The fair value of the Company's debt securities that are not publicly traded, or for which a limited market does not exist, and that are issued by portfolio companies where the Company has no equity, or equity-like securities, rely on opinions of value submitted to it by Standard & Poor's Securities Evaluations, Inc. ("SPSE"). The Company may also submit paid in kind ("PIK") interest to SPSE for valuation when it is determined the PIK interest is likely to be received. SPSE will only evaluate the debt portion of the Company's investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser's supplemental assessment and recommendation regarding valuation of each of these investments.

        The fair value of convertible debt, equity, or other equity-like securities is determined based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach. This approach incorporates some or all of the following factors to determine the total enterprise value of the issuer: the issuer's ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, discounted cash flow or other pertinent factors. In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts.

        Debt securities that are issued by portfolio companies where the Company has equity or equity-like securities are valued at cost, if there is adequate total enterprise value determined when valuing the Company's equity securities of the portfolio company as discussed above. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the borrower.

        Finally, the Company requests that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when the Company determines that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance.

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

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

Interest and Dividend Income Recognition

        Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At March 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million or 0.9% of the cost basis of all loans in our portfolio. Also at March 31, 2008, one Control investment was on non-accrual with a cost basis of approximately $6.0 million or 1.9% of the cost basis of all loans in our portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. To date, the Company has not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. To date, the Company has not accrued any dividend income.

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

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

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

Investment Advisory and Management Agreement with Gladstone Management Corporation

        Pursuant to the Company's investment advisory and management agreement with the Adviser, the Company pays the Adviser a fee, as compensation for its services, consisting of a base management fee and an incentive fee.

        Prior to January 1, 2007, the base management fee was assessed at an annual rate of 2.0% computed on the basis of the average value of the Company's gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalent investments from the proceeds of the Company's initial public offering that are not invested in debt and equity securities of portfolio companies and was computed and payable quarterly. Beginning in periods subsequent to December 31, 2006, the base management fee was assessed at an annual rate of 2.0% computed on the basis of the value of the Company's average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, July 11, 2006 and October 10, 2006, the Company's Board of Directors accepted unconditional and irrevocable voluntary waivers from the Company's Adviser that allowed the former calculation of the base management fee to be effective through June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

        On January 9, 2007, the Company's Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were to be used to purchase such syndicated loan participations through ended March 31, 2008.

        When the Company's Adviser receives fees from the Company's portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will be credited against the base management fee that the Company would otherwise be required to pay to the Company's Adviser.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

        In addition, the Company's Adviser services the loans held by Business Investment, in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment. Since the Company owns these loans, all loan servicing fees paid to the Company's Adviser are treated as reductions against the 2.0% base management fee. Overall, the base management fee due to the Company's Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

        The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company's quarterly net investment income (before giving effect to the incentive fee) exceeds 1.75% of the Company's net assets. The Adviser will receive a capital gains incentive fee of 20% of the Company's realized capital gains (net of realized capital losses and unrealized capital depreciation).

Administration Agreement with Gladstone Administration, LLC

        The Company has entered into an administration agreement with Gladstone Administration, LLC (the "Administrator) whereby it pays separately for administrative services (the "Administration Agreement"). The Administration Agreement provides for payments equal to its allocable portion of its Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company's allocable portion of expenses is derived by multiplying its Administrator's total allocable expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by its Adviser under similar agreements.

Federal Income Taxes

        The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income. The Company may, but does not intend to, pay out a return of capital. The Company may also be subject to federal excise tax if it does not distribute at last 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income in any calendar year.

        In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"). FIN 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the "more-likely-than-not" threshold would be recorded as a tax benefit or expense in the current year. FASB required adoption of FIN 48 for fiscal years beginning after December 15, 2006, and FIN 48 is to be applied to all open tax years as of the effective date. However, on December 22, 2006, the SEC delayed the required implementation date of FIN 48 for business development companies until March 31, 2007. The

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

Company has evaluated the implications of FIN 48 and determined that there is no material impact on the consolidated financial statements.

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

Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity's financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this pronouncement will have a material impact on its results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

        In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB 109"). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, the SAB revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 2. Summary of Significant Accounting Policies (Continued)

December 15, 2007. The Company has evaluated the implications of SAB 109 and determined that there is no material impact on the consolidated financial statements.

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt the provisions of SFAS 157 beginning with the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Note 3. Investments

Non-Control/Non-Affiliate Investments

        At March 31, 2008 and 2007, the Company held investments in Non-Control/Non-Affiliates of approximately $166.4 million and $138.6 million, at cost, respectively. These investments are comprised primarily of syndicated loan participations of senior notes of both public and private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. At March 31, 2008 and 2007, the Company's investments, at cost, in Non-Control/Non-Affiliates represented approximately 81% and 62%, respectively, of the Company's net assets.

Control and Affiliate Investments

        At March 31, 2008 and 2007, the Company had investments of approximately $148.1 million and $107.5 million, respectively, at cost, in revolving credit facilities, senior debt and subordinated debt of nine portfolio companies. In addition, at March 31, 2008 and 2007, the Company had invested approximately $36.6 million and $28.6 million respectively, in preferred and common equity of those companies.

        At March 31, 2008 and 2007, the Company's investments in Control investments, at cost, represented approximately 67% and 52%, respectively, of the Company's net assets. Also at March 31, 2008 and 2007, the Company's investments, at cost, in Affiliate investments represented approximately 22% and 9%, respectively, of the Company's net assets.

        On March 17, 2008 the Company invested approximately $10.6 million in Mathey Dearman Investments, Inc. ("Mathey") and its subsidiaries. The investment is comprised of approximately $0.8 million in common stock and common stock warrants and $9.8 million of senior term debt notes of Mathey. Mathey, based in Tulsa, OK, was founded in 1998 and develops, manufactures, and markets pipe cutting and beveling machines, pipe aligning and reforming clamps, welding electrode and flux ovens, and pipefitter tools for the pipeline and welding industry.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 3. Investments (Continued)

        On November 16, 2007, the Company invested approximately $20.1 million in Danco Acquisition Corporation ("Danco") and its subsidiaries. The investment consists of approximately $2.5 million in preferred and common equity, approximately $14.6 million of senior term debt, and a $3.0 million revolving credit facility (unfunded at close). Danco, based in Santa Clara, CA, provides machining and sheet metal work for short-run prototype and R&D work, as well as long-run production with a primary focus on high-tech customers including those in the medical equipment, aerospace and defense, semiconductor, and telecommunications industries.

        On October 25, 2007, the Company invested approximately $20.3 million in Cavert Wire II Holding Corp. ("Cavert") and its subsidiaries. The investment consists of approximately $4.2 million in preferred and common stock of Cavert and approximately $16.1 million of senior and subordinated notes from Cavert and its subsidiaries. Cavert, based in Rural Hall, NC, is a manufacturer and distributor of bailing wire and is the largest supplier of non galvanized bailing wire in the United States. Cavert's products serve the paper and paperboard recycling industries.

        On March 21, 2007, the Company invested approximately $36.0 million in A. Stucki Holding Corp. ("Stucki") and its subsidiaries. The investment consists of approximately $4.5 million in preferred and common stock of Stucki and approximately $31.5 million of senior and subordinated notes from Stucki and its subsidiaries. Stucki, based in Pittsburgh, PA, is a designer, manufacturer and re-conditioner of products used in the construction and repair of railroad freight cars.

Investment Concentrations

        Approximately 73.0% of the aggregate value of the Company's investment portfolio at March 31, 2008 was comprised of senior debt, approximately 11.5% was senior subordinated debt, approximately 0.3% was subordinated debt and approximately 15.2% was preferred and common equity securities. At March 31, 2008, the Company had approximately $350.8 million invested in 52 portfolio companies. The following table outlines our investments by type at March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$269,270,028	$244,878,235	$207,367,741	$206,981,112
Senior Subordinated Term Debt	43,894,248	38,644,248	24,485,760	24,467,635
Subordinated Term Debt	1,088,553	1,088,553	14,167,810	14,167,810
Preferred & Common Equity Securities	36,551,908	50,993,018	28,598,802	25,331,046

Total Investments	$350,804,737	$335,604,054	$274,620,113	$270,947,603

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 3. Investments (Continued)

        Investments at fair value consisted of the following industry classifications at March 31, 2008 and 2007:

	March 31, 2008			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Automobile	$2,073,750	0.6%	1.0%	$8,504,666	3.1%	3.8%
Beverage, Food & Tobacco	3,453,900	1.0%	1.7%	3,413,874	1.3%	1.5%
Broadcasting & Entertainment	3,498,613	1.0%	1.7%	10,892,898	4.0%	4.9%
Buildings & Real Estate	11,733,923	3.5%	5.7%	3,003,750	1.1%	1.3%
Cargo Transport	20,869,015	6.2%	10.1%	21,844,463	8.1%	9.8%
Chemicals, Plastics & Rubber	25,563,359	7.6%	12.4%	22,535,527	8.3%	10.1%
Containers, Packaging and Glass	26,285,582	7.8%	12.7%	999,975	0.4%	0.4%
Diversified/Conglomerate Manufacturing	57,500,086	17.1%	27.9%	32,563,400	12.0%	14.6%
Diversified/Conglomerate Service	30,742,003	9.2%	14.9%	27,374,081	10.1%	12.3%
Ecological	421,813	0.1%	0.2%	—	0.0%	0.0%
Electronics	10,688,961	3.2%	5.2%	6,758,294	2.5%	3.0%
Healthcare, Education and Childcare	37,238,318	11.1%	18.0%	31,296,111	11.6%	14.0%
Home & Office Furnishings	14,658,553	4.4%	7.1%	17,105,808	6.3%	7.7%
Machinery	66,439,412	19.8%	32.2%	41,480,716	15.3%	18.6%
Oil & Gas	—	0.0%	0.0%	3,851,943	1.4%	1.7%
Personal, Non-durable Consumer Products	4,398,713	1.3%	2.1%	1,492,472	0.6%	0.7%
Personal, Food, & Miscellaneous Services	2,536,828	0.8%	1.2%	16,905,483	6.2%	7.6%
Printing & Publishing	5,298,866	1.6%	2.6%	7,697,186	2.8%	3.5%
Retail Stores	—	0.0%	0.0%	1,407,018	0.5%	0.6%
Telecommunications	12,202,359	3.7%	5.9%	9,246,854	3.4%	4.1%
Textiles & Leather	—	0.0%	0.0%	2,573,084	0.9%	1.2%

Total Investments	$335,604,054	100.0%		$270,947,603	100%

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 3. Investments (Continued)

        The investments at fair value consisted of the following geographic regions of the United States at March 31, 2008 and 2007:

	March 31, 2008			March 31, 2007
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$131,882,748	39.3%	63.9%	$94,257,169	34.8%	42.3%
Midwest	106,811,471	31.8%	51.7%	88,508,725	32.7%	39.7%
Northeast	10,717,636	3.2%	3.2%	14,879,654	5.5%	6.7%
Southeast	49,779,645	14.8%	14.8%	36,357,555	13.4%	16.3%
West	36,412,554	10.9%	10.8%	36,944,500	13.6%	16.6%

Total Investments	$335,604,054	100.0%		$270,947,603	100.0%

        The geographic region depicts the location of the headquarters for the Company's portfolio companies. A portfolio company may have a number of other locations in other geographic regions.

Investment Principal Repayments

        The following table summarizes the contractual principal repayments and maturity of the Company's investment portfolio by fiscal year, assuming no voluntary prepayments:

Fiscal Year Ended March 31,	Amount
2009	$16,953,660
2010	13,066,377
2011	51,333,696
2012	49,456,135
2013	72,059,522
Thereafter	111,251,143

Total contractual repayments	$314,120,533

Investments in equity securities	$36,551,908
Unamortized premiums on debt securities	132,296

Total	$350,804,737

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

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 4. Related Party Transactions (Continued)

        The base management fee is assessed at an annual rate of 2.0% computed on the basis of the average value of the Company's gross invested assets at the end of the two most recently completed quarters, which are total assets less the cash proceeds and cash and cash equivalents from the proceeds of the Company's initial public offering that are not invested in debt and equity securities of portfolio companies. Through December 31, 2006, the base management fee was computed and payable quarterly. Beginning on January 1, 2007, the base management fee was computed and payable quarterly and was assessed at an annual rate of 2.0% computed on the basis of the value of the Company's average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. This new calculation was originally scheduled to begin in periods after March 31, 2006; however, on April 11, 2006, July 11, 2006 and October 10, 2006, the Company's Board of Directors accepted unconditional and irrevocable voluntary waivers from the Adviser that allowed the current calculation of the base management fee to be effective through June 30, 2006, September 30, 2006 and December 31, 2006, respectively.

        On January 9, 2007, the Company's Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations for the year ended March 31, 2008.

        When the Adviser receives fees from portfolio companies, as discussed in Note 2 under "Services Provided to Portfolio Companies," 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

        For the year ended March 31, 2008 and 2007, the Company incurred a base management fee to the Adviser of $1,802,602 and $2,413,116, respectively. For the year ended March 31, 2008 and 2007, the Company recognized aggregate credits against the base management fee of $2,808,871 and $877,583, respectively, resulting from investment banking fees paid to the Adviser during the respective periods. As of March 31, 2008 and 2007, $383,746 and $303,679, respectively, was unpaid and included in fees due from Adviser in the accompanying consolidated statements of assets and liabilities. At March 31, 2008, the base management fee credit due from the Adviser of $383,746 was offset by loan servicing fees due to the Adviser of $294,345 as discussed below.

        In addition, the Adviser services the loans held by Business Investment, in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment. Since the Company indirectly owns these loans, all loan servicing fees paid to the Adviser are treated as reductions against the 2.0% base management fee payable to the Adviser. Overall, the management fee due to the Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

        For the year ended March 31, 2008, the Company recorded loan servicing fees to the Adviser of $5,013,503, of which $294,345 was unpaid at March 31, 2008 and are included as a credit in fees due from Adviser in the accompanying consolidated statements of assets and liabilities, offsetting the base management fee credit due to the Company from the Adviser.

        The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company's quarterly net investment income

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 4. Related Party Transactions (Continued)

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

        Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the years ended March 31, 2008 and 2007, respectively. No capital gains incentive fee was recorded for the years ended March 31, 2008 and 2007, respectively as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses for each period.

Administration Agreement

        The Company has entered into an administration agreement with the Administrator whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company's allocable portion of its Administrator's overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of the Company's chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company's allocable portion of expenses is derived by multiplying the Administrator's total allocable expenses by the percentage of the Company's average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by the Adviser under similar agreements. The Company recorded fees to the Administrator on the consolidated statements of operations of $855,086 and $526,595 for the years ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008 and 2007, $208,346 and $162,244, respectively, was unpaid and included in the administration fee payable to Administrator in the accompanying consolidated statements of assets and liabilities.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 4. Related Party Transactions (Continued)

License Agreement

        The Company has entered into a license agreement with the Adviser, pursuant to which the Adviser has granted the Company a non-exclusive license to use the name "Gladstone" and the Diamond G trademark. This license agreement required us to pay the Adviser a royalty fee of $1 per quarter through March 31, 2008. The amount of the fee is negotiated on an annual basis by the Company's compensation committee, and must be approved by a majority of the Company's independent directors. As a result of the last negotiation, the fee was increased to $10 per quarter effective upon the next contract term, which began on April 1, 2008. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer the Company's Adviser.

Purchase of Investments from Affiliate

        During March 2007, the Company purchased from its affiliate, Gladstone Capital Corporation ("Gladstone Capital"), certain of its investments in syndicated loan participations for approximately $12.5 million. An independent broker was engaged to execute these transactions between the Company and Gladstone Capital. The independent broker accepted the quotes from the respective agent bank for each syndicated loan and then executed these transactions between the Company and Gladstone Investment.

Note 5. Line of Credit

        Through the Company's wholly-owned subsidiary, Business Investment, the Company has obtained a $200 million revolving credit facility (the "Credit Facility"). On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein. Simultaneously, Business Investment executed a Credit Agreement (the "Credit Agreement") with Deutsche Bank AG, New York Branch ("Deutsche Bank"), as administrative agent, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. On March 29, 2007, the Company increased its capacity under the Credit Facility from $100 million to $200 million, such that an additional $50 million would be available for borrowing for the succeeding 90 day period after the initial amendment of the Credit Facility, and the remaining $50 million would be available thereafter. Availability under the Credit Facility will terminate on October 18, 2008, unless extended in the discretion of the lenders, at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal will be payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity. The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable. Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate ("LIBOR"), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 5. Line of Credit (Continued)

        The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company's credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of March 31, 2008, Business Investment was in compliance with all of the facility covenants. As of March 31, 2008 there was $144.8 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 3.23% and the remaining borrowing capacity under the Credit Facility was approximately $55.2 million.

        The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank is also the trustee of the account and once a month remits the collected funds to the Company. At March 31, 2008, the amount due from the custodian was $4.4 million.

        The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain "asset coverage" with respect to "senior securities representing indebtedness" of at least 200%, in accordance with Section 18 of the 1940 Act. As of March 31, 2008, the Company was in compliance with the covenants under the performance guaranty.

Note 6. Interest Rate Cap Agreement

        In October 2007, the Company entered into an interest rate cap agreement that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $60 million at a cost of $53,000. At March 31, 2008, the interest rate cap agreement had a fair market value of $117. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company's consolidated statement of operations. The interest rate cap agreement expires in October 2009. The agreement provides that the Company's floating interest rate or cost of funds on a portion of the portfolio's borrowings will be capped at 9% when the LIBOR rate is in excess of 9%.

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

Note 7. Common Stock

        As of March 31, 2008 and 2007, 100,000,000 shares of $0.001 par value common stock were authorized and 16,560,100 shares were outstanding.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 8. Net Increase in Net Assets Resulting from Operations per Share

        The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the years ended March 31, 2008 and March 31, 2007:

	Year Ended March 31, 2008	Year Ended March 21, 2007
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(941,161)	$7,268,404
Denominator for basic and diluted shares	16,560,100	16,560,100

Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.06)	$0.44

Note 9. Dividends

        The Company's Board of Directors declared the following monthly dividends per share for the fiscal years 2008 and 2007:

Declaration Date	Record Date	Payment Date	Dividend per Share
January 8, 2008	March 21, 2008	March 31, 2008	$0.08
January 8, 2008	February 21, 2008	February 29, 2008	$0.08
January 8, 2008	January 23, 2008	January 31, 2008	$0.08
October 9, 2007	December 20, 2007	December 31, 2007	$0.08
October 9, 2007	November 21, 2007	November 30, 2007	$0.08
October 9, 2007	October 23, 2007	October 31, 2007	$0.08
July 10, 2007	September 20, 2007	September 28, 2007	$0.075
July 10, 2007	August 23, 2007	August 31, 2007	$0.075
July 10, 2007	July 23, 2007	July 31, 2007	$0.075
April 11, 2007	June 21, 2007	June29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075

		Total Fiscal Year 2008	$0.93

Declaration Date	Record Date	Payment Date	Dividend per Share
January 10, 2007	March 22, 2007	March 30, 2007	$0.075
January 10, 2007	February 20, 2007	February 28, 2007	$0.075
January 10, 2007	January 23, 2007	January 31, 2007	$0.075
October 10, 2006	December 20, 2006	December 29, 2006	$0.07
October 10, 2006	November 21, 2006	November 30, 2006	$0.07
October 10, 2006	October 23, 2006	October 31, 2006	$0.07
July 11, 2006	September 21, 2006	September 29, 2006	$0.07
July 11, 2006	August 21, 2006	August 31, 2006	$0.07
July 11, 2006	July 19, 2006	July 31, 2006	$0.07
April 11, 2006	June 22, 2006	June 30, 2006	$0.07
April 11, 2006	May 22, 2006	May 31, 2006	$0.07
April 11, 2006	April 20, 2006	April 28, 2006	$0.07

		Total Fiscal Year 2007	$0.855

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 9. Dividends (Continued)

        Aggregate dividends declared and paid for the years ended March 31, 2008 and 2007 were approximately $15.4 and $14.2 million, respectively, which were declared based on an estimate of net investment income for those fiscal years ended. Dividends declared for the years ended March 31, 2008 and 2007 exceeded net investment income by approximately $2.3 million and $3.0 million, respectively. A portion of the dividends declared during the years ended March 31, 2008 and 2007 were treated as a return of capital to the Company's stockholders.

        Distribution of Income and Gains    Net investment income of the Company is declared and distributed to stockholders monthly. Net realized gains from investment transactions, in excess of available capital loss carryforwards, would be taxable to the Company if not distributed, and, therefore, generally will be distributed at least annually.

        The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company may periodically make reclassifications among certain of its capital accounts without impacting the net asset value of the Company. Additionally, the following tables also includes these adjustments for the year ended March 31, 2007.

        The Company's components of net assets on a tax-basis were as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007
Capital loss carryforward	$(294,835)	$(97,123)
Post-October tax loss	(2,213,942)	—
Other	18,200	18,067
Net unrealized depreciation of investments	(15,200,683)	(3,672,510)
Net unrealized depreciation of derivative	(52,883)	—
Common stock	16,560	16,560
Paid-in-captial	224,172,532	226,553,515

Net assets	$206,444,949	$222,818,509

        The Company intends to retain realized gains to the extent of available capital loss carryforwards. At March 31, 2008 and 2007, the Company had $197,712 and $97,123 of capital loss carryforwards that expire in 2016 and 2015, respectively.

        For the years ended March 31, 2008 and 2007, the Company recorded the following adjustments to reflect tax character. Adjustments paid-in-capital relate primarily to distributions in excess of net investment income. Results of operations and net assets were not affected by these revisions.

	Year Ended March 31, 2008	Year Ended March 31, 2007
Undistributed net investment income	$2,349,475	$3,543,057
Paid-in-capital	$(2,349,475)	$(3,543,057)

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 9. Dividends (Continued)

        The tax character of distributions paid to stockholders by the Company is summarized as follows:

	Tax Year Ended March 31, 2008	Tax Year Ended March 31, 2007	Tax Year Ended June 30, 2006
Distributions from ordinary income	$13,051,923	$10,681,285	$8,531,634
Distributions from return of capital	2,348,968	3,477,600	1,404,426

	$15,400,891	$14,158,885	$9,936,060

        In addition, for the year ended March 31, 2007, distributions as reported on the statement of changes in net assets and in the financial highlights has been revised to report separately the tax return of capital distributions of $3,477,600 separately from $10,681,285 of net investment income distributions. Results of operations, total distributions and net assets were not affected by these revisions.

Section 19(a) Disclosure—Unaudited

        The Company's Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company's Legal Notice System ("LENS") and also sends to its registered stockholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records of the Company are finalized for the calendar year. Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

        The following GAAP estimates were made by the Board of Directors during the quarter ended March 31, 2008:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
January 31, 2008	$0.084	$(0.004)	$0.080
February 29, 2008	0.067	0.013	0.080
March 31, 2008	0.064	0.016	0.080

        Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company's monthly dividends and distributions, based on GAAP, will come

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 9. Dividends (Continued)

from ordinary income, capital gains, and returns of capital. Subsequent to the year ended March 31, 2008, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
January 31, 2008	$0.069	$0.011	$0.080
February 29, 2008	0.054	0.026	0.080
March 31, 2008	0.068	0.012	0.080

        For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
April 30, 2008	$0.079	$0.001	$0.080
May 31, 2008	0.073	0.007	0.080
June 30, 2008	0.080	—	0.080

Note 10. Federal and State Income Taxes

        The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income in any calendar year.

Note 11. Commitments and Contingencies

        At March 31, 2008, the Company was a party to one signed and non-binding term sheet for an investment of approximately $5.75 million that was fully funded on May 19, 2008.

Note 12. Selected Quarterly Data (Unaudited)

	Year Ended March 31, 2008
	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008
Total Investment Income	$6,299,929	$7,156,759	$7,544,001	$6,893,381
Net Investment Income	2,888,544	2,994,538	3,746,226	3,422,242
Net Increase (Decrease) in Net Assets Resulting From Operations	8,270,466	(4,367,075)	5,108,919	(9,953,471)
Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic & Diluted)	$0.50	$(0.26)	$0.31	$(0.60)

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

Note 12. Selected Quarterly Data (Unaudited) (Continued)

	Year Ended March 31, 2007
	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006	Quarter Ended March 31, 2007
Total Investment Income	$3,863,438	$4,213,928	$4,299,368	$4,884,902
Net Investment Income	2,581,164	2,883,886	2,898,068	2,784,614
Net Increase in Net Assets Resulting From Operations	1,277,048	2,848,044	2,684,543	458,769
Net Increase in Net Assets Resulting From Operations per Weighted Average Common Share (Basic & Diluted)	$0.08	$0.17	$0.16	$0.03

Note 13. Subsequent Events

Dividends

        On April 8, 2008, the Company's Board of Directors declared the following monthly dividends which it believes will be paid from ordinary income:

Declaration Date	Record Date	Payment Date	Dividend per Share
April 8, 2008	June 21, 2008	June 29, 2008	$0.08
April 8, 2008	May 22, 2008	May 31, 2008	$0.08
April 8, 2008	April 20, 2008	April 30, 2008	$0.08

        In April 2008, the Company completed an offering of transferable subscription rights, ("Rights"), to purchase 5,520,033 shares of its common stock at a subscription price of $7.48. The offering was made pursuant to a shelf registration statement on Form N-2 (File No. 333-147185), and pursuant to the terms set forth in a prospectus dated January 14, 2008, as supplemented by prospectus supplements dated March 24, 2008 and March 31, 2008. In the offering, all stockholders of record on March 31, 2008, (the "Record Date"), received one transferable right, or Basic Subscription Right, to purchase one share of our common stock for every three shares owned on the Record Date. Additionally, Basic Subscription Rights that remained unexercised on the expiration date of the offering on April 21, 2008, or Excess Shares, were offered to other Record Date stockholders who had exercised all or a portion of their Basic Subscription Rights as well as to subscribing purchasers of Rights and their transferees ("Rights Purchasers") through an oversubscription privilege. The Excess Shares were allocated first to Record Date stockholders who participated in the offering, and then to Rights Purchasers. Subscriptions received exceeded shares available for issuance in the offering by approximately 1.5 million shares, or 28.5%. Net proceeds of the offering, after offering expenses borne by the Company, were approximately $40.6 million and were used to repay outstanding borrowings under the Company's line of credit.

        On May 19, 2008, the Company invested approximately $5.75 million in Tread Corporation ("Tread") and its subsidiaries. The investment was comprised of approximately $750,000 in preferred and common stock warrants and $5.0 million of senior second lien debt notes. Tread, based in Roanoke, VA, was founded in 1957 and manufactures products that store, transport and mix the primary ingredients for liquid explosives, which are ammonium nitrate and fuel oil. Tread's primary products include truck bodies, storage bins, and emulsion/mixing plants which are used in quarries, surface mines and at construction sites.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

a)
Disclosure Controls and Procedures

        As of March 31, 2008 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)
Management's Annual Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.

        Our internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

c)
Attestation Report of the Independent Registered Public Accounting Firm

        Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d)
Change in Internal Control over Financial Reporting

        There were no changes in internal controls during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from our 2008 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from our 2008 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from our 2008 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from our 2008 Proxy Statement under the captions "Certain Transactions" and "Director Independence."

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from our 2008 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

a.     DOCUMENTS FILED AS PART OF THIS REPORT

1.
The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Assets and Liabilities as of March 31, 2008 and March 31, 2007
Consolidated Schedules of Investments as of March 31, 2008 and March 31, 2007
Consolidated Statements of Operations for the years ended March 31, 2008 and March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Consolidated Statements of Changes in Net Assets for the years ended March 31, 2008 and March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Consolidated Statements of Cash Flows for the years ended March 31, 2008 and March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Financial Highlights for the years ended March 31, 2008 and March 31, 2007 and the period June 22, 2005 (Commencement of Operations) to March 31, 2006
Notes to Consolidated Financial Statements
2.
Financial statement schedules

        The following financial statement schedule is filed herewith:

  •
  Schedule 12-14 Investments in and Advances to Affiliates

        No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.
Exhibits

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
3.3	First Amendment to Amended and Restated Bylaws of Gladstone Investment Corporation, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.d to Form N-2/A (File No. 333-123699), filed June 21, 2005.
4.2	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1*	Investment Advisory and Management Agreement between the Company and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed June 14, 2006.
10.2*	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed June 14, 2006.
10.3*	Trademark License Agreement between the Registrant and Gladstone Management Corporation, incorporated by reference to Exhibit k.3 to the Registration Statement on Form N-2 (File No. 333-123699), filed on March 31, 2005.
10.4	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.
10.5	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
10.6	Credit Agreement by and among Gladstone Business Investment LLC, Deutsche Bank AG and certain other parties, dated as of October 19, 2006, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 23, 2006.
10.7	Amendment No. 1 to the Credit Agreement by and among Gladstone Business Investment, LLC and Deutsche Bank AG, dated as of March 29, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on March 30, 2007.
10.8	Amendment No. 2 to the Credit Agreement by and among Gladstone Business Investment, LLC and Deutsche Bank AG, dated July 25, 2007.
10.9	Amendment No. 3 to the Credit Agreement by and among Gladstone Business Investment, LLC and Deutsche Bank AG, dated as of October 18, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on October 22, 2007.
10.10*	Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 12, 2006.
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
21	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION
Date: May 21, 2008	By:	/s/ MARK PERRIGO Mark Perrigo Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: May 21, 2008	By:	/s/ DAVID GLADSTONE David Gladstone Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Date: May 21, 2008	By:	/s/ TERRY LEE BRUBAKER Terry Lee Brubaker Co-Vice Chairman, Chief Operating Officer and Director
Date: May 21, 2008	By:	/s/ GEORGE STELLJES III George Stelljes III Co-Vice Chairman, Chief Investment Officer and Director
Date: May 21, 2008	By:	/s/ DAVID A R DULLUM David A R Dullum President and Director
Date: May 21, 2008	By:	/s/ MARK PERRIGO Mark Perrigo Chief Financial Officer (principal financial and accounting officer)
Date: May 21, 2008	By:	/s/ ANTHONY W. PARKER Anthony W. Parker Director
Date: May 21, 2008	By:	/s/ MICHELA A. ENGLISH Michela A. English Director
Date: May 21, 2008	By:	/s/ PAUL ADELGREN Paul Adelgren Director

Date: May 21, 2008	By:	/s/ MAURICE COULON Maurice Coulon Director
Date: May 21, 2008	By:	/s/ JOHN OUTLAND John Outland Director
Date: May 21, 2008	By:	/s/ GERARD MEAD Gerard Mead Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at March 31, 2008	Interest Earned for the year ended March 31, 2008	Equity in Net Profit (Loss) for the year ended March 31, 2008(3)	Value at March 31, 2008
CONTROL INVESTMENTS
A. Stucki Holding Corporation	Senior Term Debt Senior Term Debt Subordinated Term Debt Redeemable Preferred Stock(2) Common Stock(2)	$13,391,250 11,000,000 5,485,760 43,867 129,956			$13,391,250 11,000,000 5,485,760 4,748,005 10,061,662

			$3,377,056	$—	44,686,677
Acme Cryogenics, Inc.	Senior Subordinated Term Debt Redeemable Preferred Stock(2) Common Stock(2) Common Stock Warrants(2)	14,500,000 6,983,785 418,072 452,673			14,500,000 7,795,487 2,977,335 290,537

			1,695,292	—	25,563,359
ASH Holdings Corp.	Revolving Credit Facility Senior Subordinated Term Debt Redeemable Preferred Stock(2) Common Stock(2) Common Stock Warrants(2)	750,000 5,250,000 2,500,000 — 1,000			— — — — —

			44,792	—	—
Cavert II Holding Corp.	Revolving Credit Facility Senior Term Debt Senior Term Debt Senior Subordinated Term Debt Preferred Stock Common Stock	2,400,000 6,337,500 3,000,000 4,670,678 41,102 69,126			2,400,000 6,337,500 3,000,000 4,670,678 4,251,632 687,807

			740,291	—	21,347,617
Chase II Holdings Corporation	Revolving Credit Facility Senior Term Debt Senior Term Debt Subordinated Term Debt Redeemable Preferred Stock(2) Preferred Stock(2)	3,280,000 9,900,000 7,840,000 6,167,810 69,608 61,384			3,280,000 9,900,000 7,840,000 6,167,810 8,454,881 3,508,031

			3,016,660	—	39,150,722
Quench Holdings Corporation	Revolving Credit Facility Senior Term Debt Senior Subordinated Term Debt Equipment Line Note Preferred Stock(2) Common Stock Warrants(2)	1,500,000 4,250,000 7,820,000 1,088,553 3,000,000 366,490			1,500,000 4,250,000 7,820,000 1,088,553 — —

			1,494,393	—	14,658,553

Total Control Investments			$10,368,485	$—	$145,406,928

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Revolving Credit Facility Senior Term Debt Senior Term Debt Redeemable Preferred Stock(2) Common Stock Warrants(2)	$600,000 5,550,000 8,578,134 25 420		$		$600,000 5,550,000 8,578,134 2,576,111 1,045,119

			$725,411		$—	$18,349,364
Mathey Investments, Inc.	Senior Term Debt Senior Term Debt Common Stock(2) Common Stock Warrants(2)	2,500,000 7,300,000 37 21				2,500,000 7,300,000 500,000 277,029

			42,817			10,577,029
Noble Logistics, Inc.	Revolving Credit Facility Senior Term Debt Senior Term Debt Redeemable Preferred Stock(2) Common Stock(2)	$1,900,000 6,077,058 7,000,000 1,000,000 1,500,000			$—	$1,900,000 6,077,058 7,000,000 2,107,611 1,446,848

			1,517,609		—	18,531,517

Total Affiliate Investments			$2,285,836		$—	$47,457,910

(1)
Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)
Security is non-income producing.

(3)
In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in the net profit (loss) was recorded as of March 31, 2008.

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Value of Each Item as of March 31, 2007	Gross Additions	Gross Reductions		Value of Each Item as of March 31, 2008
CONTROL INVESTMENTS
A. Stucki Holding Corporation	Senior Term Debt Senior Term Debt Subordinated Term Debt Redeemable Preferred Stock(2) Common Stock(2)	$15,000,000 11,000,000 5,485,760 4,386,686 129,956	$361,319 9,931,706	$(1,608,750)		$13,391,250 11,000,000 5,485,760 4,748,005 10,061,662

		36,002,402	10,293,025	(1,608,750)		44,686,677
Acme Cryogenics, Inc.	Senior Subordinated Term Debt Redeemable Preferred Stock(2) Common Stock(2) Common Stock Warrants(2)	14,481,875 6,983,785 1,045,181 24,686	18,125 811,702 1,932,154 265,851			14,500,000 7,795,487 2,977,335 290,537

		22,535,527	3,027,832	—		25,563,359
ASH Holdings Corp.	Revolving Credit Facility Senior Subordinated Term Debt Redeemable Preferred Stock(2) Common Stock(2) Common Stock Warrants(2)	— 4,000,000 — 3,184,874 —	750,000 1,250,000 2,500,000 3,680	(750,000 (5,250,000 (2,500,000 (3,184,874 (3,680	) ) ) ) )	— — — — —

		7,184,874	4,503,680	(11,688,554)		—
Cavert II Holding Corp.	Revolving Credit Facility Senior Term Debt Senior Term Debt Senior Subordinated Term Debt Preferred Stock(2) Common Stock(2)		2,900,000 6,500,000 3,000,000 4,670,678 4,251,632 687,807	(500,000 (162,500	) )	2,400,000 6,337,500 3,000,000 4,670,678 4,251,632 687,807

		—	22,010,117	(662,500)		21,347,617
Chase II Holdings Corporation	Revolving Credit Facility Senior Term Debt Senior Term Debt Subordinated Term Debt Redeemable Preferred Stock(2) Common Stock(2)	1,900,000 11,000,000 8,000,000 6,167,810 3,120,070 —	2,980,000 5,334,811 3,508,031	(1,600,000 (1,100,000 (160,000	) ) )	3,280,000 9,900,000 7,840,000 6,167,810 8,454,881 3,508,031

		30,187,880	11,822,842	(2,860,000)		39,150,722
Quench Holdings Corporation	Revolving Credit Facility Senior Term Debt Subordinated Term Debt Equipment Line Note (12) Preferred Stock(2) Common Stock(2) Common Stock Warants(2)	1,900,000 4,000,000 8,000,000 3,205,808	250,000 (180,000 1,088,553 446,893)	(400,000 (3,205,808 (446,893	) ) )	1,500,000 4,250,000 7,820,000 1,088,553

		17,105,808	1,605,446	(4,052,701)		14,658,553

Total Control Investments		$113,016,491	$53,262,942	$(20,872,505)		$145,406,928

GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Revolving Credit Facility Senior Term Debt Senior Term Debt Redeemable Preferred Stock(2) Common Stock Warrants(2)	$—	$600,000 5,550,000 8,578,134 2,576,111 1,045,119	$—		$600,000 5,550,000 8,578,134 2,576,111 1,045,119

		—	18,349,364	—		18,349,364
Mathey Investments, Inc.	Senior Term Debt Senior Term Debt Common Stock(2) Common Stock Warrants(2)		2,500,000 7,300,000 500,000 277,029			2,500,000 7,300,000 500,000 277,029

		—	10,577,029	—		10,577,029
Noble Logistics, Inc.	Revolving Credit Facility Senior Term Debt Senior Term Debt Senior Subordinated Term Debt Redeemable Preferred Stock(2) Common Stock(2)	1,995,000 7,008,750 7,008,750 500,000 1,750,000 1,500,000	9,106,826 357,611	(9,201,826 (931,692 (8,750 (500,000 (53,152	) ) ) ) )	1,900,000 6,077,058 7,000,000 2,107,611 1,446,848

		19,762,500	9,464,437	(10,695,420)		18,531,517

Total Affiliate Investments		$19,762,500	$38,390,830	$(10,695,420)		$47,457,910

(1)
Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)
Security is non-income producing.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
GLADSTONE INVESTMENT CORPORATION CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
GLADSTONE INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS MARCH 31, 2008
GLADSTONE INVESTMENT CORPORATION SCHEDULE OF INVESTMENTS MARCH 31, 2007
GLADSTONE INVESTMENT CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
GLADSTONE INVESTMENT CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
GLADSTONE INVESTMENT CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
GLADSTONE INVESTMENT CORPORATION FINANCIAL HIGHLIGHTS
GLADSTONE INVESTMENT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
  SCHEDULE 12-14