Form 10-Q
period 2008-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2008-08-06
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 6, 2008 were 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	March 31,
	2008	2008
ASSETS
Non-Control/Non-Affiliate investments (Cost 6/30/08: $149,976; Cost 3/31/08:166,416)	$130,764	$142,741
Control investments (Cost 6/30/08: $138,855; Cost 3/31/08: $138,354)	141,042	145,407
Affiliate investments (Cost 6/30/08: $52,486; Cost 3/31/08: $46,035)	48,493	47,456
Total investments at fair value (Cost 6/30/08: $341,317; Cost 3/31/08: $350,805)	320,299	335,604
Cash and cash equivalents	42,580	9,360
Interest receivable	1,340	1,662
Prepaid insurance	37	91
Deferred finance costs	185	324
Due from Custodian	2,895	4,398
Due from Adviser (Refer to Note 4)	—	89
Other assets	565	765
TOTAL ASSETS	$367,901	$352,293

LIABILITIES
Fee due to Administrator (Refer to Note 4)	$235	$208
Fee due to Adviser (Refer to Note 4)	139	—
Borrowings under line of credit	129,285	144,835
Accrued expenses	385	716
Other liabilities	101	89
TOTAL LIABILITIES	130,145	145,848
NET ASSETS	$237,756	$206,445

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,080,133 and 16,560,100 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	$22	$17
Capital in excess of par value	264,819	224,173
Net unrealized depreciation of investment portfolio	(21,018)	(15,201)
Net unrealized depreciation of derivative	(53)	(53)
Accumulated net investment loss	(6,014)	(2,491)
TOTAL NET ASSETS	$237,756	$206,445
NET ASSETS PER SHARE	$10.77	$12.47

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF JUNE 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (4.7%, Due 5/2013) (3)	$1,733	$1,517
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (6.6%, Due 8/2014) (3)	2,970	2,762
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (5.9%, Due 8/2014) (3)	1,897	1,866
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (5.5%, Due 2/2012) (3) (5)	3,361	3,065
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (5.1%, Due 2/2012) (3)	7,841	7,168
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (5.7%, Due 1/2012) (3) (5)	4,476	4,429
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (5.2%, Due 11/2013) (3) (5)	6,868	5,877
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (5.0%, Due 10/2011) (3)	3,417	3,149
Hargray Communications Group, Inc.	Service - triple-play (cable, phone, internet) provider	Senior Term Debt (5.1%, Due 6/2014) (3)	911	830
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (5.1%, Due 5/2014) (3) (5)	3,869	3,549
Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (5.8%, Due 12/2013) (3)	6,004	5,688
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (4.8%, Due 4/2014) (3)	1,981	1,792
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (5.7%, Due 7/2013) (3)	3,937	3,573
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (6.8%, Due 7/2013) (3)	9,909	9,652
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (5.2%, Due 5/2014) (3)	3,971	2,978
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (5.1%, Due 6/2014) (3)	1,966	1,818
Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (non-accrual) (3) (5)	2,947	412
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (4.9%, Due 5/2013) (3)	992	859
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (7.9%, Due 11/2010) (3) (5)	5,967	4,762
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (6.7%, Due 10/2013) (3) (5)	3,994	3,952
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (5.2%, Due 3/2014) (3)	8,803	7,306
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (5.1%, Due 1/2014) (3)	2,670	2,350
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (6.2%, Due 8/2012) (3)	7,601	6,829
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (5.4%, Due 4/2014) (3)	1,965	1,823
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (5.1%, Due 4/2014) (3)	6,930	6,194
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (4.7%, Due 11/2012) (3)	1,925	1,655
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (5.2%, Due 9/2013) (3)	1,886	1,773
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (5.3%, Due 11/2013) (3)	2,479	1,970
RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (9.8%, Due 12/2011) (3)	4,553	2,048
SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (5.5%, Due 4/2014) (3)	2,972	2,599
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (5.3%, Due 12/2011) (3)	1,590	1,458
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (8.3%, Due 5/2011) (3) (5)	2,806	2,448
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (5.9%, Due 12/2011) (3) (5)	4,887	4,290
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (5.1%, Due 2/2013) (3)	2,915	2,375
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (5.4%, Due 6/2014) (3) (5)	1,920	1,810
West Corporation	Service - business process outsourcing	Senior Term Debt (5.1%, Due 10/2013) (3)	3,348	3,047
Subtotal - Syndicated Loans			$138,261	$119,673

Non-syndicated Loans
B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility (6.7%, Due 10/2008) (7)	$750	$729
		Senior Term Debt (10.0%, Due 5/2014)	6,715	6,530
		Senior Term Debt (10.0%, Due 5/2014)	3,950	3,832
		Common Stock Warrants (4)	300	—
			11,715	11,091
Total Non-Control/Non-Affiliate Investments			$149,976	$130,764

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF JUNE 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS
A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (7.0%, Due 3/2012)	$12,855	$12,855
		Senior Term Debt (9.2%, Due 3/2012) (6)	10,863	10,863
		Senior Subordinated Term Debt (13% Due 3/2014)	5,486	5,486
		Preferred Stock (4)	4,387	4,842
		Common Stock (4)	130	9,577
			33,721	43,623

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	7,960
		Common Stock (4)	1,045	2,123
		Common Stock Warrants (4)	25	142
			22,554	24,725
ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver (non-accrual, Due 3/2010) (8)	1,600	—
		Senior Subordinated Term Debt (non-accrual, Due 1/2012)	5,250	—
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			9,354	—

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility (8.0%, Due 10/2010) (9)	2,700	2,700
		Senior Term Debt (8.3%, Due 10/2012)	6,175	6,175
		Senior Term Debt (10.0%, Due 10/2012) (6)	3,000	3,000
		Senior Subordinated Term Debt (13%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,334
		Common Stock (4)	69	776
			20,725	21,656

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility (6.5% Due 3/2008) (10)	3,900	3,900
		Senior Term Debt (8.8%, Due 3/2011)	9,625	9,625
		Senior Term Debt (12.0% Due 3/2011) (6)	7,800	7,800
		Subordinated Term Debt (13.0% Due 3/2013)	6,168	6,169
		Redeemable Preferred Stock (4)	6,961	8,665
		Common Stock (4)	61	4,701
			34,515	40,860

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility (6.5%, Due 3/2009) (11)	1,500	1,395
		Senior Term Debt (6.5%, Due 3/2011)	4,000	3,720
		Senior Subordinated Term Debt (11.5%, Due 3/2011)	7,775	3,888
		Equipment Line Note (12)	1,264	1,175
		Preferred Stock (4)	3,000	—
		Common Stock Warrants (4)	447	—
			17,986	10,178
Total Control Investments			$138,855	$141,042

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility (9.3%, Due 10/2010) (13)	$1,000	$970
		Senior Term Debt (9.3%, Due 10/2012)	5,325	5,191
		Senior Term Debt (11.5%, Due 4/2013)	8,557	8,299
		Redeemable Preferred Stock (4)	2,500	2,627
		Common Stock Warrants (4)	3	840
			17,385	17,927

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility (9.0%, Due 3/2011) (14) (15)	—	—
		Senior Term Debt (9.0%, Due 3/2013)	2,467	2,461
		Senior Term Debt (12.0% Due 3/2014) (6)	7,280	7,262
		Common Stock (4) (16)	500	545
		Common Stock Warrants (4) (16)	277	318
			10,524	10,586

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility (6.5%, Due 12/2009) (14)	2,000	1,840
		Senior Term Debt (8.5%, Due 12/2011)	6,077	5,591
		Senior Term Debt (10.5% Due 3/2011) (6)	7,000	6,300
		Senior Subordinated Term Debt (6.5%, Due 7/2008)	500	499
		Preferred Stock (4)	1,750	—
		Common Stock (4)	1,500	—
			18,827	14,230
			—	—
Tread Corp.	Service - regional medical laboratories	Senior Term Debt (12.5%, Due 5/2013) (15)	5,000	5,000
		Preferred Stock (4) (15)	750	750
			5,750	5,750
Total Affiliate Investments			$52,486	$48,493
Total Investments			$341,317	$320,299

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at June 30, 2008 and due date represents the contractual maturity date.
(3)	Marketable securities are valued based on the indicative bid price, on or near June 30, 2008, offered by the respective syndication agent’s trading desk, or secondary desk.
(4)	Security is non-income producing.
(5)	Valued using Standard & Poor’s Securities Evaluations, Inc. opinions of value at June 30, 2008.
(6)	Last out tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the last out tranche is paid after the senior debt.
(7)	Total available under the revolving credit facility is $750 which was fully drawn at June 30, 2008.
(8)	Total available under the revolving credit facility is $2,000 of which $400 remains undrawn at June 30, 2008.
(9)	Total available under the revolving credit facility is $3,000 of which $300 remains undrawn at June 30, 2008.
(10)	Total available under the revolving credit facility is $4,500 of which $600 remains undrawn at June 30, 2008.
(11)	Total available under the revolving credit facility is $1,500 which was fully drawn at June 30, 2008.
(12)

Total available for future borrowing for the purposes of purchasing equipment is $1,500. The undrawn amount of $236 may be drawn to purchase additional equipment through 10/31/2010. The interest rate on all amounts drawn on the equipment line note is 12% except for one draw of $188 whose interest rate is 15%. Each draw on the equipment line note is subject to its own amortization and maturity, typically over a period of 20-24 months. At June 30, 2008, the last amortization payment due under current amounts drawn under the equipment line note is 11/2009.

(13)	Total available under the revolving credit facility is $3,000 of which $2,000 was undrawn at June 30, 2008.
(14)	Total available under the revolving credit facility is $2,000 which was fully drawn at June 30, 2008.
(15)	Valued at cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF MARCH 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (6.7%, Due 5/2013) (3)	$1,734	$1,478
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (6.4%, Due 8/2014) (3)	2,978	2,829
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (6.4%, Due 8/2014) (3)	1,898	1,851
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (5.5%, Due 2/2012) (3) (5)	3,421	2,966
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (4.9%, Due 2/2012) (3)	9,878	8,536
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (6.1%, Due 1/2012) (3) (5)	4,505	4,480
Dealer Computer Services, Inc.	Manufacturing & Service - systems for automotive retailers	Senior Term Debt (6.8%, Due 9/2013) (3)	1,799	1,595
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (7.2%, Due 11/2013) (3) (5)	6,874	5,435
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (5.9%, Due 10/2011) (3)	5,420	4,938
Hargray Communications Group, Inc.	Service - triple-play (cable, phone, internet) provider	Senior Term Debt (4.9%, Due 6/2014) (3)	963	860
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (4.9%, Due 5/2014) (3) (5)	3,879	3,529
Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (7.0%, Due 12/2013) (3)	6,020	5,283
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (4.7%, Due 4/2014) (3)	1,986	1,653
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (5.9%, Due 7/2013) (3)	3,955	3,671
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (6.7%, Due 7/2013) (3)	9,932	9,676
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (4.9%, Due 5/2014) (3)	3,981	2,746
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (5.0%, Due 6/2014) (3)	1,971	1,577
Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (non-accrual) (3) (5)	2,947	412
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (5.2%, Due 5/2013) (3)	995	824
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (7.5%, Due 11/2010) (3) (5)	6,369	5,083
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (5.2%, Due 10/2013) (3) (5)	4,004	3,702
National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (4.8%, Due 6/2013) (3)	1,968	1,672
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (5.2%, Due 3/2014) (3)	9,196	7,355
NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (4.7%, Due 5/2013) (3)	2,895	2,537
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (5.8%, Due 1/2014) (3)	2,678	2,196
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (6.3%, Due 8/2012) (3)	7,628	5,979
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (7.4%, Due 4/2014) (3)	3,971	3,454
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (7.1%, Due 4/2014) (3)	6,948	5,697
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (5.4%, Due 11/2012) (3)	1,930	1,638
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (5.5%, Due 9/2013) (3)	1,966	1,807
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (5.2%, Due 11/2013) (3)	2,486	2,074
RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.8%, Due 12/2011) (3)	4,553	3,869
SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (7.1%, Due 4/2014) (3)	2,980	2,382
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (6.9%, Due 12/2011) (3)	1,594	1,430
Stolle Machinery Company	Manufacturing - can-making equipment and parts	Senior Term Debt (7.8%, Due 9/2012) (3)	494	458
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (5.2%, Due 5/2011) (3) (5)	2,931	2,527
Synagro Technologies, Inc.	Service - waste treatment and recycling	Senior Term Debt (5.1%, Due 3/2014) (3)	498	422
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (5.9%, Due 12/2011) (3) (5)	4,900	4,154
United Surgical Partners International, Inc.	Service - outpatient surgical provider	Senior Term Debt (5.4%, Due 4/2014) (3)	1,320	1,152
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (4.9%, Due 2/2013) (3)	2,922	2,337
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (6.7%, Due 6/2014) (3) (5)	1,925	1,814
West Corporation	Service - business process outsourcing	Senior Term Debt (5.3%, Due 10/2013) (3)	3,355	2,929
Subtotal - Syndicated Loans			$154,647	$131,007

Non-syndicated Loans
B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility (7.3%, Due 10/2008) (7)	750	750
		Senior Term Debt (10.0%, Due 5/2014)	6,749	6,749
		Senior Term Debt (10.0%, Due 5/2014)	3,970	3,970
		Common Stock Warrants (4)	300	265
			11,769	11,734
Total Non-Control/Non-Affiliate Investments			$166,416	$142,741

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF MARCH 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS
A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (7.6%, Due 3/2012)	$13,391	$13,391
		Senior Term Debt (9.8%, Due 3/2012) (6)	11,000	11,000
		Senior Subordinated Term Debt (13% Due 3/2014)	5,486	5,486
		Preferred Stock (4)	4,387	4,748
		Common Stock (4)	130	10,062
			34,394	44,687

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5% Due 3/2013)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	7,795
		Common Stock (4)	1,045	2,977
		Common Stock Warrants (4)	25	291
			22,554	25,563

ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver (non-accrual, Due 3/2010) (8)	750	—
		Senior Subordinated Term Debt (non-accrual, Due 1/2012)	5,250	—
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			8,504	—

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility (8.0%, Due 10/2010) (9)	2,400	2,400
		Senior Term Debt (8.3%, Due 10/2012)	6,338	6,338
		Senior Term Debt (10.0%, Due 10/2012) (6)	3,000	3,000
		Senior Subordinated Term Debt (13%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,251
		Common Stock (4)	69	688
			20,588	21,348

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility (7.1% Due 3/2008) (10)	3,280	3,280
		Senior Term Debt (8.8%, Due 3/2011)	9,900	9,900
		Senior Term Debt (12.0% Due 3/2011) (6)	7,840	7,840
		Subordinated Term Debt (13.0% Due 3/2013)	6,168	6,167
		Redeemable Preferred Stock (4)	6,959	8,455
		Common Stock (4)	61	3,508
			34,208	39,150

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility (7.1%, Due 3/2009) (11)	1,500	1,500
		Senior Term Debt (7.1%, Due 3/2011)	4,250	4,250
		Senior Subordinated Term Debt (11.5%, Due 3/2011)	7,820	7,820
		Equipment Line Note (12)	1,089	1,089
		Preferred Stock (4)	3,000	—
		Common Stock Warrants (4)	447	—
			18,106	14,659
Total Control Investments			$138,354	$145,407

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility (9.3%, Due 10/2010) (13)	$600	$600
		Senior Term Debt (9.3%, Due 10/2012)	5,550	5,550
		Senior Term Debt (11.5%, Due 4/2013)	8,578	8,577
		Redeemable Preferred Stock (4)	2,500	2,576
		Common Stock Warrants (4)	3	1,045
			17,231	18,348

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility (9.0%, Due 3/2011) (15)	—	—
		Senior Term Debt (9.0%, Due 3/2013) (15)	2,500	2,500
		Senior Term Debt (12.0% Due 3/2014) (15)	7,300	7,300
		Common Stock (4) (15)	500	500
		Common Stock Warrants (4) (15)	277	277
			10,577	10,577

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility (7.1%, Due 12/2009) (14)	1,900	1,900
		Senior Term Debt (8.5%, Due 12/2011)	6,077	6,076
		Senior Term Debt (10.5% Due 3/2011) (6)	7,000	7,000
		Preferred Stock (4)	1,750	2,108
		Common Stock (4)	1,500	1,447
			18,227	18,531
Total Affiliate Investments			$46,035	$47,456
Total Investments			$350,805	$335,604

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at March 31, 2008 and due date represents the contractual maturity date.
(3)	Marketable securities are valued based on the indicative bid price, on or near March 31, 2008, offered by the respective syndication agent’s trading desk, or secondary desk.
(4)	Security is non-income producing.
(5)	Valued using Standard & Poor’s Securities Evaluations, Inc. opinions of value at March 31, 2008.
(6)	Last out tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the last out tranche is paid after the senior debt.
(7)	Total available under the revolving credit facility is $750 which was fully drawn at March 31, 2008.
(8)	Total available under the revolving credit facility is $2,000 of which $1,250 remains undrawn at March 31, 2008.
(9)	Total available under the revolving credit facility is $3,000 of which $600 remains undrawn at March 31, 2008.
(10)	Total available under the revolving credit facility is $3,500 of which $220 remains undrawn at March 31, 2008.
(11)	Total available under the revolving credit facility is $1,500, which was fully drawn at March 31, 2008.
(12)

Total available for future borrowing for the purposes of purchasing equipment is $1,500. The undrawn amount of $411 may be drawn to purchase additional equipment through 10/31/2010. The interest rate on all amounts drawn on the equipment line note is 12% except for one draw of $188 whose interest rate is 15%. Each draw on the equipment line note is subject to its own amortization and maturity, typically over a period of 20-24 months. At March 31, 2008, the last amortization payment due under current amounts drawn under the equipment line note is 11/2009.

(13)	Total available under the revolving credit facility is $3,000 of which $2,400 was undrawn at March 31, 2008.
(14)	Total available under the revolving credit facility is $2,000 of which $100 was undrawn at March 31, 2008.
(15)	Valued at cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended
	June 30,
	2008	2007
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$2,324	$3,249
Control investments	2,569	2,565
Affiliate investments	1,111	426
Cash and cash equivalents	24	54
Total interest income	6,028	6,294
Other income	10	6
Total investment income	6,038	6,300

EXPENSES
Base management fee (Refer to Note 4)	426	360
Loan servicing fee (Refer to Note 4)	1,254	1,194
Administration fee (Refer to Note 4)	235	208
Interest expense	1,102	1,414
Amortization of deferred finance costs	139	210
Professional fees	131	156
Stockholder related costs	100	38
Insurance expense	53	63
Directors fees	47	55
Taxes and licenses	43	42
General and administrative expenses	31	56
Expenses before credit from Adviser	3,561	3,796
Credits to base management fee (Refer to Note 4)	(574)	(384)
Total expenses net of credit to base management fee	2,987	3,412
NET INVESTMENT INCOME	3,051	2,888

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Realized loss on sale of Non-Control/Non-Affiliate investments	(1,718)	(48)
Net unrealized appreciation (depreciation) of Non-Control/Non-Affiliate investments	4,465	(529)
Net unrealized (depreciation) appreciation of Control investments	(4,867)	5,274
Net unrealized (depreciation) appreciation of Affiliate investments	(5,415)	685
Net (loss) gain on investments	(7,535)	5,382

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,484)	$8,270

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.22)	$0.50

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	19,943,346	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Operations:
Net investment income	$3,051	$2,888
Realized loss on sale of investments	(1,718)	(48)
Net unrealized (depreciation) appreciation of portfolio	(5,817)	5,430
Net (decrease) increase in net assets from operations	(4,484)	8,270

Capital transactions:
Issuance of common stock	41,290	—
Shelf offering registration costs	(637)	(29)
Distributions to stockholders	(4,858)	(3,726)
Increase (decrease) in net assets from capital transactions	35,795	(3,755)

Total increase in net assets	31,311	4,515

Net Assets
Beginning of period	206,445	222,819
End of period	$237,756	$227,334

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(4,484)	$8,270
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(8,978)	(72,601)
Principal repayments of investments	3,493	21,358
Proceeds from the sale of investments	13,246	5,809
Net unrealized depreciation (appreciation) of investment portfolio	5,817	(5,430)
Net unrealized depreciation of derivative	—	—
Net realized loss on sales of investments	1,718	48
Net amortization of premiums and discounts	9	137
Amortization of deferred finance costs	139	210
Increase (decrease) in interest receivable	322	(533)
Decrease in due from custodian	1,504	8,305
Decrease (increase) in prepaid assets	333	(39)
Increase (decrease) in other assets	(79)	39
Increase in other liabilities	11	13
Increase in administration fee payable to Administrator (See Note 4)	27	46
Increase in base management fee payable to Adviser (See Note 4)	236	279
Increase in loan servicing fee payable to Adviser (See Note 4)	(7)	27
(Decrease) increase in accrued expenses	(331)	230
Net cash provided by (used in) operating activities	12,976	(33,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	40,652	—
Borrowings from line of credit	52,750	89,100
Repayments of line of credit	(68,300)	(54,700)
Distributions paid	(4,858)	(3,726)
Other	—	(34)
Net cash provided by financing activities	20,244	30,640
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,220	(3,192)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,360	37,789
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,580	$34,597

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Per Share Data (1)
Balance at beginning of period	$12.47	$13.46

Income from investment operations:
Net investment income (2)	0.15	0.17
Realized loss on sale of investments (2)	(0.08)	—
Net unrealized (depreciation) appreciation of investments (2)	(0.29)	0.33
Total from investment operations	(0.22)	0.50

Distributions from:
Net investment income	(0.24)	(0.23)
Total distributions (3)	(0.24)	(0.23)
Shelf registration offering costs	(0.03)	—
Effect on distribution of stock rights offering after record date (4)	(1.21)	—
Net asset value at end of period	$10.77	$13.73

Per share market value at beginning of period	$9.41	$14.87
Per share market value at end of period	$6.43	$14.21
Total Return (5)	-29.57%	-2.93%
Shares outstanding at end of period	22,080,133	16,560,100

Statement of Assets and Liabilities Data:
Net assets at end of period	$237,756	$227,334
Average net assets (6)	$242,655	$222,928

Senior Securities Data:
Borrowings under line of credit	$129,285	$134,400
Asset coverage ratio (7)	284%	270%
Asset coverage per unit (8)	$3,670	$3,617

Ratios/Supplemental Data:
Ratio of expenses to average net assets (9) (10)	5.87%	6.81%
Ratio of net expenses to average net assets (9) (11)	4.93%	6.12%
Ratio of net investment income to average net assets (9)	5.03%	5.18%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
(3)

Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	The effect of distributions from the stock rights offering after the record date represents the effect on net asset value of issuing additional shares after the record date of a distribution.
(5)

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
(8)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $100 of indebtedness.

(9)	Amounts are annualized.
(10)	Ratio of expenses to average net assets is computed using expenses before credit from the Adviser.
(11)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

JUNE 30, 2008

(UNAUDITED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses.

Gladstone Business Investment, LLC (“Business Investment”) a wholly-owned subsidiary of the Company, was established on August 11, 2006, for the sole purpose of owning the Company’s portfolio of investments in connection with the establishment of its line of credit facility with Deutsche Bank AG. The financial statements of Business Investment are consolidated with those of the Company.

The Company is externally managed by Gladstone Management Corporation (the “Adviser”), an unconsolidated affiliate of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on May 21, 2008.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net (decrease) increase in net assets resulting from operations.

Investment Valuation

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”), which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS 157 on April 1, 2008. In part, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.

The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the accompanying condensed consolidated statement of assets and liabilities for each of the three levels of hierarchy established by SFAS 157:

	As of June 30, 2008
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$130,764	$130,764
Control investments	—	—	141,042	141,042
Affiliate investments	—	—	48,493	48,493
Total investments at fair value	$—	$—	$320,299	$320,299

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value from March 31, 2008 to June 30, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)
	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Fair value at March 31, 2008	$142,741	$145,407	$47,456	$335,604
Total realized/unrealized losses (a)	2,747	(4,867)	(5,415)	(7,535)
New investments, repayments, settlements net	(14,724)	502	6,452	(7,770)
Transfer in (out) of Level 3	—	—	—	—
Fair value as of June 30, 2008	$130,764	$141,042	$48,493	$320,299

(a) Realized/unrealized gains and losses are reported on the accompanying condensed consolidated statements of operations for the three months ended June 30, 2008.

As described below, the Company’s adoption of SFAS 157 effective as of April 1, 2008 changed its methodology for estimating the fair value of the debt component of its bundled securities in its non-controlled portfolio companies.  Applying the Company’s revised methodology in accordance with SFAS 157, the Company experienced $5.8 million of net unrealized depreciation for the three months ended June 30, 2008.  In contrast, had the Company valued its portfolio companies in accordance with its previous valuation procedures, which involved the determination of a total enterprise value of the issuer and use of a liquidity waterfall approach for the debt component of its bundled securities in its non-controlled portfolio companies, the Company would have experienced $16.8 million of net unrealized depreciation for the quarter, reflecting an improvement in net unrealized depreciation of $11.0 million as a result of the adoption of SFAS 157.

Investment Valuation Policy

The Company carries its investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “policy”). The policy has been approved by the Company’s Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of the Company’s investment portfolio. The Company has classified these types of securities as Level 1 as defined above.

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments. When these specific third-party appraisals are engaged or accepted, the Company would use such appraisals to value the investment the Company has in that business if it was determined that the appraisals were the best estimate of fair value.

The policy, which is summarized below, applies to publicly-traded securities, securities for which a limited market exists, and securities for which no market exists.

Publicly-traded securities: The Company determines the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that the Company owns restricted securities that are not freely tradable, but for which a public market otherwise exists, the Company will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. The Company uses Level 1 inputs for these types of securities. The Company did not value any of its investments using Level 1 inputs as of June 30, 2008.

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted price. Firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the policy. The Company uses Level 2 inputs for these types of securities.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities. The Company uses Level 3 inputs for these types of securities.

(1)          Portfolio investments comprised solely of debt securities: The fair value of the Company’s debt securities that are not publicly traded, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity, or equity-like securities, or holds a non-control equity interest, rely on opinions of value submitted to it by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). SPSE will only evaluate the debt portion of the Company’s investments for which the Company specifically requests evaluation, and may decline to make requested evaluations for any reason at its sole discretion. SPSE opinions of value are submitted to the Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments.

(2)          Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: For its Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. Further, the Company believes that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, the Company will continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under SFAS 157 if the Company has the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer: the issuer’s ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, and discounted cash flow or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the total enterprise value of the issuer is estimated, the Company subtracts the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.

(3)          Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with SFAS 157, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS 157). As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity and equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company values the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have resulted had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuation currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market. The Board of Directors is ultimately responsible for setting the fair value and disclosure of investments in the financial statements.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At June 30, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million and one Control investment was on non-accrual with a cost basis of approximately $6.9 million, or an aggregate of 2.9% of the cost basis of all loans in our portfolio. Also at March 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million and one Control investment was on non-accrual with a cost basis of approximately $6.3 million or an aggregate of 3.2% of the cost basis of all loans in our portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. To date, the Company has not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. To date, the Company has not accrued any dividend income.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this pronouncement will have a material impact on its results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159—The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Among other requirements, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on April 1, 2008. Based upon its review, the Company elected not to adopt SFAS 159 for financial liabilities that were in its portfolio as of March 31, 2008. However, the Company may elect to apply SFAS 159 to future financial liabilities. The impact on its financials from the potential application of SFAS 159 to a future liability would depend upon the attributes of the specific financial liability. The Company’s adoption of SFAS 159 had no material impact on its condensed consolidated financial statements as of June 30, 2008.

NOTE 3. INVESTMENTS

Non-Control/Non-Affiliate Investments

At June 30, 2008 and March 31, 2008, the Company held investments in Non-Control/Non-Affiliates of approximately $150.0 million and $166.4 million, at cost, respectively. These investments were comprised primarily of syndicated loan participations of senior notes of both public and private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. At June 30, 2008 and March 31, 2008, the Company’s investments, at cost, in Non-Control/Non-Affiliates represented approximately 63% and 81%, respectively, of the Company’s net assets.

Control and Affiliate Investments

At June 30, 2008 and March 31, 2008, the Company had investments in Control and Affiliates, at cost, of approximately $154.0 million and $148.1 million, respectively, in revolving credit facilities, senior debt and subordinated debt. In addition, at June 30, 2008 and March 31, 2008, the Company had invested approximately $37.3 million and $36.6 million, respectively, in preferred and common equity of those companies.

At June 30, 2008 and March 31, 2008, the Company’s investments in Control investments, at cost, represented approximately 58% and 67%, respectively, of the Company’s net assets. Also at June 30, 2008 and March 31, 2008, the Company’s investments, at cost, in Affiliate investments represented approximately 22% and 23%, respectively, of the Company’s net assets.

On May 19, 2008, the Company invested approximately $5.75 million in Tread Corporation (“Tread”) and its subsidiaries. The investment was comprised of approximately $750 in preferred stock and $5.0 million of senior second lien debt notes. Tread, based in Roanoke, VA, was founded in 1957 and manufactures products that store, transport and mix the primary ingredients for liquid explosives, which are ammonium nitrate and fuel oil.

Investment Concentrations

Approximately 73.6% of the aggregate fair value of the Company’s investment portfolio at June 30, 2008 consisted of senior debt, approximately 11.4% was senior subordinated debt and approximately 15.0% was preferred and common equity securities. At June 30, 2008, the Company had approximately $341 million invested in 47 portfolio companies. The following table outlines the Company’s investments by type at June 30, 2008 and March 31, 2008:

	June 30, 2008		March 31, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$258,402	$235,714	$269,270	$244,878
Senior Subordinated Term Debt	44,349	35,211	43,894	38,644
Subordinated Term Debt	1,264	1,175	1,089	1,089
Preferred & Common Equity Securities	37,302	48,199	36,552	50,993
Total Investments	$341,317	$320,299	$350,805	$335,604

Investments at fair value consisted of the following industry classifications at June 30, 2008 and March 31, 2008:

	June 30, 2008			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Automobile	$1,970	0.6%	0.8%	$2,074	0.6%	1.0%
Beverage, Food & Tobacco	1,823	0.6%	0.8%	3,454	1.0%	1.7%
Broadcasting & Entertainment	3,498	1.1%	1.5%	3,499	1.0%	1.7%
Buildings & Real Estate	11,091	3.5%	4.7%	11,734	3.5%	5.7%
Cargo Transport	16,606	5.2%	7.0%	20,869	6.2%	10.1%
Chemicals, Plastics & Rubber	24,725	7.7%	10.4%	25,563	7.6%	12.4%
Containers, Packaging and Glass	24,805	7.7%	10.4%	26,286	7.8%	12.7%
Diversified/Conglomerate Manufacturing	58,787	18.3%	24.7%	57,500	17.1%	27.9%
Diversified/Conglomerate Service	31,415	9.8%	13.2%	30,742	9.2%	14.9%
Ecological	—	0.0%	0.0%	422	0.1%	0.2%
Electronics	9,573	3.0%	4.0%	10,689	3.2%	5.2%
Healthcare, Education and Childcare	33,929	10.6%	14.3%	37,238	11.1%	18.0%
Home & Office Furnishings	10,178	3.2%	4.3%	14,659	4.4%	7.1%
Machinery	65,776	20.5%	27.7%	66,439	19.8%	32.2%
Oil & Gas	5,750	1.8%	2.4%	—	0.0%	0.0%
Personal, Non-durable Consumer Products	4,769	1.5%	2.0%	4,399	1.3%	2.1%
Personal, Food, & Miscellaneous Services	—	0.0%	0.0%	2,537	0.8%	1.2%
Printing & Publishing	3,506	1.1%	1.5%	5,299	1.6%	2.6%
Telecommunications	12,098	3.8%	5.1%	12,201	3.7%	5.9%
Total Investments	$320,299	100.0%		$335,604	100%

The investments at fair value were included in the following geographic regions of the United States and Canada at June 30, 2008 and March 31, 2008:

	June 30, 2008			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets

Mid-Atlantic	$127,494	39.8%	53.6%	$131,883	39.3%	63.9%
Midwest	97,662	30.5%	41.1%	106,811	31.8%	51.7%
Northeast	9,594	3.0%	4.0%	10,718	3.2%	3.2%
Southeast	51,297	16.0%	21.6%	49,780	14.8%	14.8%
West	34,252	10.7%	14.4%	36,412	10.9%	10.8%
Total Investments	$320,299	100.0%		$335,604	100.0%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining nine months ending March 31:	2009	$15,782
For the fiscal year ending March 31:	2010	15,103
	2011	49,167
	2012	45,138
	2013	67,057
	Thereafter	111,682
	Total contractual repayments	$303,929
	Investments in equity securities	37,302
	Unamortized premiums on debt securities	86
	Total	$341,317

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

On January 9, 2007, the Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations for the quarter ended June 30, 2008.

When the Adviser receives fees from portfolio companies, as discussed in Note 2 under “Services Provided to Portfolio Companies,” 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

For the three months ended June 30, 2008 and 2007, the Company incurred base management fees to the Adviser of $426 and $360 (after reductions for loan servicing fees received by the Adviser), respectively. For the three months ended June 30, 2008, the Company recognized aggregate voluntary and irrevocable credits against the base management fee of $574, which was comprised of $424 resulting from reduced fees on syndicated loan participations and $150 resulting from investment banking fees paid to the Adviser during the period. As of June 30, 2008, a resulting base management fee credit of $148 was unpaid and is included as a reduction in fees due to Adviser in the accompanying consolidated statements of assets and liabilities. The amount due to Adviser of $139 also includes loan servicing fees due to the Adviser of $287 as discussed below. At March 31, 2008, a base management fee credit of $384 was unpaid and included in fees due from Adviser in the accompanying consolidated statements of assets and liabilities which were offset by loan servicing fees due to the Adviser of $295, resulting in $89 due from the Adviser as discussed below.

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

For the three months ended June 30, 2008, the Company recorded loan servicing fees due to the Adviser of $1,254, of which $287 was unpaid at June 30, 2008. At March 31, 2008, there were $294 of loan servicing fees due to the Adviser that were included as a credit in fees due from the Adviser in the accompanying consolidated statements of assets and liabilities, offsetting the base management fee credit due to the Company from the Adviser at that date.

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

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the quarters ended June 30, 2008 and 2007, respectively. No capital gains incentive fee was recorded for the three months ended June 30, 2008 and 2007, respectively as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses for each period.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of the Company’s chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by the Adviser under similar agreements. The Company recorded fees to the Administrator on the consolidated statements of operations of $235 and $208 for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and March 31, 2008, $235 and $208, respectively, was unpaid and included in the administration fee payable to Administrator in the accompanying consolidated statements of assets and liabilities.

License Agreement

The Company has entered into a license agreement with the Adviser, pursuant to which the Adviser has granted the Company a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. This license agreement required us to pay the Adviser a royalty fee of $1 per quarter through March 31, 2008. The amount of the fee is negotiated on an annual basis by the Company’s compensation committee and must be approved by a majority of the Company’s independent directors. The fee was increased to $10 per quarter effective as of April 1, 2008 and, as a result of the last negotiation, will remain at $10 for the next contract term which begins on April 1, 2009. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer the Company’s Adviser.

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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of June 30, 2008, Business Investment was in compliance with all of the facility covenants. As of June 30, 2008, there was $129.3 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 2.7% and the remaining borrowing capacity under the Credit Facility was approximately $70.7 million.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank is also the trustee of the account and once a month remits the collected funds to the Company. At June 30, 2008, the amount due from the custodian was $2.9 million.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of June 30, 2008, the Company was in compliance with the covenants under the performance guaranty.

NOTE 6. INTEREST RATE CAP AGREEMENT

In October 2007, the Company entered into an interest rate cap agreement that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $60 million at a cost of $53. At June 30, 2008, the interest rate cap agreement had a fair market value of $0. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in October 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%.

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

NOTE 7. COMMON STOCK

Transactions in common stock were as follows:

	Shares	Total value

Balance at March 31, 2008	16,560,100	$224,189
Issuance of common stock under rights offering	5,520,033	40,652
Balance at June 30, 2008	22,080,133	$264,841

In April 2008, the Company completed an offering of transferable subscription rights to purchase additional shares of common stock (the “Rights Offering”). Pursuant to the Rights Offering, the Company sold 5,520,033 shares of its common stock at a subscription price of $7.48, which represented a purchase price equal to 93% of the weighted average closing price of the Company’s stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by the Company, were approximately $40.7 million and were used to repay a portion of outstanding borrowings under the Company’s line of credit. Should the Company’s common stock continue to trade below its net asset value per share, the Company may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that it will be successful in its efforts to raise capital in this, or any other, manner.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets per share resulting from operations:

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007

Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(4,484)	$8,270

Denominator for basic and diluted shares	19,943,346	16,560,100

Basic and diluted net (decrease) increase in net assets per share resulting from operations	$(0.22)	$0.50

NOTE 9. DIVIDENDS

The following table lists the per share dividends paid for the three months ended June 30, 2008 and 2007:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share
April 8, 2008	June 21, 2008	June 29, 2008	$0.08
April 8, 2008	May 22, 2008	May 31, 2008	$0.08
April 8, 2008	April 20, 2008	April 30, 2008	$0.08
		Total	$0.24

			Dividend
Declaration Date	Record Date	Payment Date	Per Share
April 11, 2007	June 21, 2007	June 29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075
		Total	$0.225

Aggregate dividends declared and paid for three months ended June 30, 2008 and 2007 were approximately $4.9 and $3.7 million, respectively, which were declared based on an estimate of net investment income for those fiscal years ended.

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

Section 19(a) Disclosure

The Company’s Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also sends to its registered stockholders a written Section 19(a) notice along with the payment of dividends for any payment which includes a dividend estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records of the

Company are finalized for the calendar year. Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended June 30, 2008:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
June 30, 2008	$0.080	$—	$0.080
May 31, 2008	0.073	0.007	0.080
April 30, 2008	0.079	0.001	0.080

Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital. Subsequent to the quarter ended June 30, 2008, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
June 30, 2008	$0.045	$0.035	$0.080
May 31, 2008	0.050	0.030	0.080
April 30, 2008	0.044	0.036	0.080

For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2008	$0.068	$0.012	$0.080
August 31, 2008	0.061	0.019	0.080
July 31, 2008	0.062	0.018	0.080

NOTE 10. CONTRACTUAL OBLIGATIONS

At June 30, 2008, the Company was not a party to any signed investments to be funded.

NOTE 11. SUBSEQUENT EVENTS

On July 9, 2008, the Company’s Board of Directors declared the following monthly cash dividends:

			Dividend
Declaration Date	Record Date	Payment Date	Per Share
July 9, 2008	September 22, 2008	September 30, 2008	$0.08
July 9, 2008	August 21, 2008	August 29, 2008	$0.08
July 9, 2008	July 23, 2008	July 31, 2008	$0.08

On July 9, 2008, the Company’s Board of Directors approved the renewal of its Advisory Agreement with the Adviser and its Administration Agreement with the Administrator through August 31, 2009.

On July 25, 2008, the Company, along with all other participant lenders in the syndicated loan (the “Lexicon Loan”) to Lexicon, Inc. (“Lexicon”), entered into a mutual release of Lexicon’s obligations under the loan.  The mutual release was executed in order to allow Lexicon to sell its assets to a third party in a foreclosure sale.  In connection with the mutual release, the Company received a cash payment of $465 on July 30, 2008 from Lexicon, which payment constituted the Company’s pro-rata share of the proceeds from the foreclosure sale and the remaining liquid assets of Lexicon.  In addition to the mutual release agreement, if the new owner receives equity distributions of 300% of the amount of capital it has invested in Lexicon, the Company will be entitled to a portion (initially 29%) of any subsequent equity distributions.

The Company had placed the Lexicon Loan on non-accrual as of December 31, 2007 and had recorded aggregate unrealized depreciation on the loan in the amount of approximately $2.5 million through June 30, 2008.  As of June 30, 2008, the Company’s investment was carried on its financial statements at a fair value of $412.  In connection with the mutual release described above, the Company will realize a loss on the settlement of this syndicated loan for approximately $2.4 million for the three months ending September 30, 2008 and an offsetting $2.4 million reduction in net unrealized depreciation.  As a result, the Company does not expect the release to have any significant net impact on its results of operations for the three months ending September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2008.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process, which was modified during the quarter ended June 30, 2008 and is presented below, as our most critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our condensed consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

General Valuation Policy:  We value our investments in accordance with the requirements of the 1940 Act.  As discussed more fully below, we value securities for which market quotations are readily available at their market value.  We value all other securities and assets at fair value as determined in good faith by our Board of Directors.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”), which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We adopted SFAS 157 on April 1, 2008. In part, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.

The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the accompanying condensed consolidated statement of assets and liabilities for each of the three levels of hierarchy established by SFAS 157:

	As of June 30, 2008
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$130,764	$130,764
Control investments	—	—	141,042	141,042
Affiliate investments	—	—	48,493	48,493
Total investments at fair value	$—	$—	$320,299	$320,299

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value from March 31, 2008 to June 30, 2008, for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)
	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Fair value at March 31, 2008	$142,741	$145,407	$47,456	$335,604
Total realized/unrealized losses (a)	2,747	(4,867)	(5,415)	(7,535)
New investments, repayments, settlements net	(14,724)	502	6,452	(7,770)
Transfer in (out) of Level 3	—	—	—	—
Fair value as of June 30, 2008	$130,764	$141,042	$48,493	$320,299

(a)	Realized/unrealized gains and losses are reported on the accompanying condensed consolidated statements of operations for the three months ended June 30, 2008.

As described below, the Company’s adoption of SFAS 157 effective as of April 1, 2008 changed its methodology for estimating the fair value of the debt component of its bundled securities in its non-controlled portfolio companies.  Applying the Company’s revised methodology in accordance with SFAS 157, the Company experienced $5.8 million of net unrealized depreciation for the three months ended June 30, 2008.  In contrast, had the Company valued its portfolio companies in accordance with its previous valuation procedures, which involved the determination of a total enterprise value of the issuer and use of a liquidity waterfall approach for the debt component of its bundled securities in its non-controlled portfolio companies, the Company would have experienced $16.8 million of net unrealized depreciation for the quarter, reflecting an improvement in net unrealized depreciation of $11.0 million as a result of the adoption of SFAS 157.

Investment Valuation Policy

We carry our investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “policy”).  The policy has been approved by the Company’s Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments.  When these specific third-party appraisals are engaged or accepted, we would use such appraisals to value the investment we have in that business if we determined that the appraisals were the best estimate of fair value.

The policy, which is summarized below, applies to the following categories of securities:

•                  Publicly-traded securities;

•                  Securities for which a limited market exists; and

•                  Securities for which no market exists.

Valuation Methods:

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. We use Level 1 inputs for these types of securities. We did not value any of our investments using Level 1 inputs as of June 30, 2008.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price.  Firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date.  To the extent that we use the indicative bid price as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the policy. We use Level 2 inputs for these types of securities.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities.  We use Level 3 inputs for these types of securities.

(1)          Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “Credit Information,” the risk ratings of the loans described below under “Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of June 30, 2008 included in our accompanying consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)          Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: For our Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. Further, we believe that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we will continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under SFAS 157 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  discounted cash flow or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.

(3)     Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which the we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market.  In accordance with SFAS 157, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS 157). As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity and equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company values the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market.

Valuation Considerations:  From time to time, depending on certain circumstances, the Adviser may use the following valuation considerations, including but not limited to:

•                  the risk rating of the security (see “Loan Grading and Risk Rating”);

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

Company’s System	First NRSRO	Second NRSRO	Gladstone Capital’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/a	D	PD is 85% or there is a payment of default and the EL is greater than 20%

(a)

The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the PD is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At June 30, 2008 and March 30, 2008, two investments were on non-accrual for an aggregate, at cost, of approximately $9.8 million and $9.2 million, at cost, respectively. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2008 and March 31, 2008, representing approximately 53% and 51%, respectively, of all loans in our portfolio at the end of each period:

Rating	June 30, 2008	March 31, 2008
Highest	8.0	7.0
Average	5.5	5.5
Weighted Average	5.2	5.1
Lowest	2.0	1.0

                The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by a NRSRO at June 30, 2008 and March 31, 2008, representing approximately 14% and 13%, respectively, of all loans in our portfolio at the end of each period:

Rating	June 30, 2008	March 31, 2008
Highest	9.0	9.0
Average	7.2	7.1
Weighted Average	7.4	7.3
Lowest	1.0	1.0

For syndicated loans that are currently rated by a NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by a NRSRO at June 30, 2008 and March 31, 2008, representing approximately 40% and 36%, respectively, of all loans in our portfolio at the end of each period:

Rating	June 30, 2008	March 31, 2008
Highest	BB/Ba2	BB/Ba2
Average	B+/B1	B+/B1
Weighted Average	B/B2	B+/B1
Lowest	CC/B2	CCC+/B2

Tax Status

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

Revenue Recognition

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible.  At June 30, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million or 1.0% of the cost basis of all loans in our portfolio. Also at June 30, 2008, one Control investment was on non-accrual with a cost basis of approximately $6.9 million or 2.3% of the cost basis of all loans in our portfolio.  At March 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million or 0.9% of the cost basis of all loans in our portfolio. Also at March 31, 2008, one Control investment was on non-accrual with a cost basis of approximately $6.0 million or 1.9% of the cost basis of all loans in our portfolio.  Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. To date, we have not accrued any dividend income.

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

Recent Accounting Pronouncements

Refer to footnote 2 in the accompanying condensed consolidated financial statements for a summary of all recently issued accounting pronouncements.

RESULTS OF OPERATIONS (dollar amounts in thousands)

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

Investment Income

Total investment income for the three months ended June 30, 2008 decreased $262 to $6,038 compared to investment income for the three months ended June 30, 2007 of $6,300.  The annualized weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 7.79% for the three months ended June 30, 2008, compared to 9.10% for the three months ended June 30, 2007.  The decrease in the annualized weighted average yield primarily resulted from a reduction in the average LIBOR, which was approximately 2.7% for the three months ended June 30, 2008, compared to 5.3% in the prior year period, which was partially offset by the increase in the overall size of the investment portfolio compared to the prior year period.

Interest income from Non-Control/Non-Affiliate investments decreased $925 to $2,324 for the three months ended June 30, 2008 compared to $3,249 for the three months ended June 30, 2007.  This decrease was the result of an overall decrease in the number of Non-Control/Non-Affiliate investments held at June 30, 2008 compared to the prior year period, primarily due to the sale of nine syndicated loans during the quarter ended June 30, 2008.

Interest income from Control investments increased $4 to $2,569 for the three months ended June 30, 2008 compared to $2,565 for the three months ended June 30, 2007.  Despite the addition of one new Control investment during the quarter ended June 30, 2008, the non-accrual status of another Control investment offset the interest income from the additional Control investment.

Interest income from Affiliate investments increased $685 to $1,111 for the three months ended June 30, 2008 compared to $426 for the three months ended June 30, 2007.  The increase was a result of one new Affiliate investment made during the three months ended

June 30, 2008 compared to the prior year period and additional Affiliate investments held at June 30, 2008 compared to the prior year period.

Interest income from cash and equivalents decreased $30 to $24 for the three months ended June 30, 2008 compared to $54 for the three months ended June 30, 2007.  This decrease is the result of having less cash on hand in our interest bearing accounts and the fact that we used the majority of the proceeds from sales and repayments on outstanding loans during the quarter to pay down our line of credit.

Other income increased $4 to $10 for the three months ended June 30, 2008 compared to $6 for the three months ended June 30, 2007.  Other income is comprised of loan amendment fees that are amortized over the remaining lives of the respective loans and other miscellaneous income amounts.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee, for the three months ended June 30, 2008 decreased $235 to $3,561 compared to $3,796 for the three months ended June 30, 2007.

Loan servicing fees for the three months ended June 30, 2008 increased $60 to $1,254 as compared to $1,194 for the three months ended June 30, 2007.  These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the portfolio.  These fees were reduced against the amount of the base management fee due to our Adviser. The increase in loan servicing fees is the result of an increase in the portfolio of loans being serviced by our Adviser as compared to the three months ended June 30, 2007.

For the three months ended June 30, 2008, we incurred base management fees of $426 after reductions for loan servicing fees of $1,254, for a gross base management fee (including loan servicing fees) of $1,680.  For the three months ended June 30, 2007, we incurred base management fees of $360 after reductions for loan servicing fees of $1,194 for a gross base management fee (including loan servicing fees) of $1,554.  The increase in our gross base management fee of $126 results from the growth of our portfolio from the prior year period.

We also received aggregate credits against our base management fee of $574 which were comprised of $424 resulting from reduced fees on syndicated loan participations and $150 resulting from investment banking fees paid to our Adviser during the three months ended June 30, 2008.  For the three months ended June 30, 2007, we received credits against our base management fee of $384 which was comprised of $295 resulting from reduced fees on syndicated loan participations and $89 resulting from investment banking fees paid to our Adviser during the period.

Administration fees increased $27 to $235 for the three months ended June 30, 2008 compared to $208 for the three months ended June 30, 2007.  This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, and their respective staffs.  Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. The increase was mainly attributable to the personnel growth of our Administrator as well as an increase in the general overhead expenses incurred by our Administrator on our behalf.

Interest expense decreased $312 to $1,102 for the three months ended June 30, 2008 compared to $1,414 for the three months ended June 30, 2007.  The decrease was directly attributable to the decrease of borrowings under our credit facility during the period.  The reduced borrowings were primarily achieved by using the net proceeds of the Rights Offering towards paying down the credit facility.  The decrease in interest expense was also due to the use of the majority of the proceeds from sales and repayments on outstanding loans during the quarter ended June 30, 2008 to pay down our credit facility.

Deferred finance cost amortization decreased $71 to $139 for the three months ended June 30, 2008 compared to $210 for the three months ended June 30, 2007.  The decrease is attributable to realizing the full amortization of costs incurred in connection with the credit facility agreement.  Fewer costs were incurred during the renewal of our credit facility during our fiscal year 2008 versus fiscal year 2007, the initial execution of our credit facility and thus, less amortized during the three month ended June 30, 2008 as compared to the three months ended June 30, 2007.

Professional fees decreased $25 to $131 for the three months ended June 30, 2008 as compared to $156 for the three months ended June 30, 2007.  Professional fees primarily consist of legal fees and audit and accounting fees.  The decrease is mainly related to the timing of our general audit accruals and the reduction in our general legal expenses.

Stockholder related costs increased $62 to $100 for the three months ended June 30, 2008 compared to $38 for the three months ended June 30, 2007.  Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing and distribution costs, costs associated with SEC filings and press release costs.  The increase was primarily attributable to the increase in proxy solicitation and annual report printing fees.

Insurance expense decreased $10 to $53 for the three months ended June 30, 2008 compared to $63 for the three months ended June 30, 2007.  Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums. The decrease is due to a reduction in the premiums for directors and officers insurance for the current policy period.

Directors’ fees decreased $8 to $47 for the three months ended June 30, 2008 compared to $55 for the three months ended June 30, 2007.  Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.

Taxes and licenses expenses were flat for the three months ended June 30, 2008 at $43 compared to $42 for the three months ended June 30, 2007.

General and administrative expenses decreased $25 to $31 for three months ended June 30, 2008 compared to $56 for the three months ended June 30, 2007.  General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses.  The decrease is primarily due to the decrease in travel, loan evaluation services and backup servicer expenses as compared to the prior year period.

Realized and Unrealized (Loss) Gain on Investments

For the three months ended June 30, 2008, we recognized a net loss on the sale of nine loan participations in the aggregate amount of $1.7 million and we recorded net unrealized depreciation of investments in the aggregate amount of $5.8 million.  At June 30, 2007, we recognized a net loss on the sale of four loan participations aggregating $48 and we recorded net unrealized appreciation of investments in the aggregate amount of $5.4 million.  The increase in realized losses is attributable to liquidity needed to invest in potentially higher yielding investments, which caused us to sell certain loan participations.

At June 30, 2008, the fair value of our investment portfolio was less than the cost basis of our portfolio by $21.0 million, representing net unrealized depreciation of approximately $5.8 million for the quarter. At June 30, 2007, the fair value of our investment portfolio was greater than the cost basis of our portfolio by $1.8 million representing net unrealized appreciation of $5.4 million for the quarter.  The unrealized depreciation during the quarter ended June 30, 2008 is mainly attributable to the decrease in fair value on our portfolio, most notably in the following investments:  Quench, Noble Logistics, and RPG Holdings.  We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets, offset by the use of a modified valuation procedure for our non-control/non-affiliate investments in which we recognized net unrealized appreciation of $4.5 million.  Previously, we valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with board approved valuation policies, which valued the debt securities at the contractual principal balance.  Consistent with the Board of Director’s ongoing review and analysis of appropriate valuation policies, and in conjunction with our adoption of SFAS 157 on April 1, 2008, the Board of Directors modified our valuation procedures so that the debt portion of bundled investments in non-controlled companies is valued by SPSE, which change had a positive impact on net unrealized appreciation in the amount of $11.0 million.

Although our investment portfolio has depreciated, our entire portfolio was fair valued at 94% of cost as of June 30, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders.

Derivative

For the three months ended June 30, 2008, the fair market value of our interest rate cap agreements purchased in October 2007 and February 2008 remained flat.

Net (Decrease) Increase in Net Assets from Operations

For the three months ended June 30, 2008, we realized a net decrease in net assets resulting from operations of $4.5 million as a result of the factors discussed above. Our net (decrease) increase in net assets from operations per basic and diluted weighted average common share for the quarters ended June 30, 2008 and 2007 were ($0.22) and $0.50, respectively.  For the three months ended June 30, 2007, we realized a net increase in net assets resulting from operations of $8.2 million or $0.50 per basic and diluted weighted average common share. We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and we may begin to incur incentive fees.  Our administrative expenses payable to our Administrator are also likely to grow during future periods as our average assets grow in comparison to our average assets at June 30, 2008 and as the expenses incurred by our Administrator to support our operations increase.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2008 was approximately $13.0 million and consisted primarily of the sale of existing portfolio investments, net unrealized depreciation of our investments, and principal repayments, offset by the purchase of one new control investment.  Net cash used in operating activities for the three months ended June 30, 2007 was approximately $33.9 million and consisted primarily of the purchase of new investments, offset by quarterly income, principal loan repayments and a decrease in the amount due from our custodian.

A summary of our investment activity for the three months ended June 30, 2008 and June 30, 2007 is as follows:

				Loss
Quarter Ended	New Investments	Principal Repayments	Investments Sold	on Disposal
June 30, 2008	$8,978	$3,493	$13,246	$(1,718)

				Loss
Quarter Ended	New Investments	Principal Repayments	Investments Sold	on Disposal
June 30, 2007	$72,601	$21,358	$5,809	$(48)

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining nine months ending March 31:	2009	$15,782
For the fiscal year ending March 31:	2010	15,103
	2011	49,167
	2012	45,138
	2013	67,057
	Thereafter	111,682
	Total contractual repayments	$303,929
	Investments in equity securities	37,302
	Unamortized premiums on debt securities	86
	Total	$341,317

Financing Activities

During the three months ended June 30, 2008, net cash provided by financing activities was approximately $20.2 million, which primarily consisted of the Rights Offering (defined below) for net proceeds of $40.7 million, partially offset by net repayments under our credit facility of $15.6 million. During the three months ended June 30, 2007, we recorded net borrowings under our credit facility of $34.4 million which were used to purchase new investments.

Issuance of Equity

During fiscal year 2008, we filed a registration statement on Form N-2 (File No. 333-147185) (the “Registration Statement”) with the SEC, which permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights and/or debt securities of which to date we have issued $41.3 million in common stock, which leaves a remaining capacity of $258.7 million. To date, we have incurred approximately $638 of costs in connection with the Registration Statement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At June 30, 2008, our stock was trading at $6.43, representing a 40% discount to our net asset value of $10.77 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors.

We raised additional capital within these regulatory constraints in April 2008 through an offering of transferable subscription rights to purchase additional shares of common stock (the “Rights Offering”).  Pursuant to the Rights Offering completed during April 2008, we sold 5,520,033 shares of our common stock at a subscription price of $7.48, which represented a purchase price equal to 93% of the weighted average closing price of our stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by us, were approximately $40.7 million and were used to repay outstanding borrowings under our line of credit. Should our common stock continue to trade below its net asset value per share, we may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that we will be successful in our efforts to raise capital in this, or any other, manner.

Dividends

In order to qualify as a RIC, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.08 per common share for April, May and June 2008. In July 2008, our Board of Directors declared a monthly dividend of $0.08 per common share for each of July, August, and September 2008.

For the three months ended June 30, 2008, our dividends payment of approximately $4.9 million exceeded our net investment income (including net realized losses) by approximately $1.7 million. We declared these dividends based on our estimates of net investment income for the fiscal year. Our investment pace continues to be slower than expected in our third year of operations and, consequently, our net investment income was lower than our original estimates.

Revolving Credit Facility

On October 19, 2006, through our wholly-owned subsidiary, Business Investment, we initially obtained a $100 million revolving credit facility (the “Credit Facility”) and we executed a purchase and sale agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration for a membership interest therein. Simultaneously, Business Investment executed a credit agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility was originally scheduled to terminate on October 18, 2007, however, on that date we amended and extended the Credit Facility such that availability under the Credit Facility will terminate on October 16, 2008, unless extended in the discretion of the lenders at the request of Business Investment. Interest is payable monthly during the term of the Credit Facility and principal is payable out of collections on loans purchased from us during the period following the date of which availability for advances has terminated through maturity. The Credit Facility will mature two years following the date on which availability for advances has terminated and on such date, all principal, interest and other amounts owing under the Credit Facility will be due and payable. Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically.

On March 29, 2007, we increased our borrowing capacity under the Credit Facility from $100 million to $200 million. As of June 30, 2008, there was an outstanding principal balance of $129.3 million under the Credit Facility at an interest rate of approximately 2.7%. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At June 30, 2008, the remaining borrowing capacity available under the Credit Facility was approximately $70.7 million. We intend to negotiate to renew the Credit Facility.  In the event that we are not able to renew or refinance the Credit Facility once it matures, this could have a material adverse impact on our liquidity and ability to fund new investments, which could force us to liquidate a portion of our investments on terms that may not be favorable to us.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of June 30, 2008, Business Investment was in compliance with all of the facility covenants. We currently intend to securitize some or all of the loans held by Business Investment and if we are able to do so, we will use the proceeds from the securitization, if any, to pay down any amounts then outstanding under the revolving credit facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

Our Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of June 30, 2008, we were in compliance with our covenants under the performance guaranty.

Contractual Obligations and Off-Balance Sheet Arrangements

We did not have any signed investments to be funded or any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.  Currently, our portfolio consists of the following breakdown in relation to all outstanding debt:

57%	variable rates
24%	variable rates with a floor
19%	fixed rates
100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2008 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the SEC on May 21, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock.  In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the SEC on May 21, 2008.

We may not be able to extend or renew our credit facility on terms reasonably acceptable to us, if at all.

We are reliant on our credit facility, which is scheduled to mature on October 19, 2008, in order to be able to continue to obtain capital to finance our loans.  In the event that we are not able to renew our facility on terms reasonably acceptable to us, if at all, we may not be able to finance new investments and may be forced to liquidate a portion of our investments at terms that may not be favorable to us.  This could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Mark Perrigo
Mark Perrigo
Chief Financial Officer

Date: August 6, 2008

EXHIBIT INDEX

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed on July 10, 2007.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
10.1

Investment Advisory and Management Agreement between the Company and Gladstone Management Corporation, dated June 22, 2005 and incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on June 14, 2006 (renewed on June 23, 2008).

10.2

Administration Agreement between the Company and Gladstone Administration, LLC, dated June 22, 2005 and incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed June 14, 2006 (renewed on June 23, 2008).

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).
31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.