Form 10-Q
period 2008-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2008-11-04
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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
Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of October 31, 2008 were 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2008	2008
ASSETS
Non-Control/Non-Affiliate investments (Cost 9/30/08: $139,536; Cost 3/31/08:$166,416)	$115,133	$142,739
Control investments (Cost 9/30/08: $144,221; Cost 3/31/08: $138,354)	157,246	145,407
Affiliate investments (Cost 9/30/08: $63,846; Cost 3/31/08: $46,035)	53,877	47,458
Total investments at fair value (Cost 9/30/08: $347,603; Cost 3/31/08: $350,805)	326,256	335,604
Cash and cash equivalents	33,900	9,360
Interest receivable	1,353	1,662
Prepaid insurance	204	90
Deferred finance costs	46	324
Due from Custodian	3,048	4,399
Due from Adviser (Refer to Note 4)	—	89
Other assets	456	765
TOTAL ASSETS	$365,263	$352,293

LIABILITIES
Fee due to Administrator (Refer to Note 4)	$212	$208
Fee due to Adviser (Refer to Note 4)	27	—
Borrowings under line of credit	130,965	144,835
Accrued expenses	549	716
Other liabilities	102	89
TOTAL LIABILITIES	131,855	145,848
NET ASSETS	$233,408	$206,445

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,080,133 and 16,560,100 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	$22	$17
Capital in excess of par value	264,814	224,173
Net unrealized depreciation of investment portfolio	(21,346)	(15,201)
Net unrealized depreciation of derivative	(53)	(53)
Accumulated net investment loss	(10,029)	(2,491)
TOTAL NET ASSETS	$233,408	$206,445

NET ASSETS PER SHARE	$10.57	$12.47

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Senior Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (4.8%, Due 5/2013) (3)	$1,673	$1,332
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (7.5%, Due 8/2014) (3)	2,962	2,607
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (6.1%, Due 8/2014) (3)	1,895	1,782
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (6.5%, Due 2/2012) (3), (5)	3,277	2,940
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (6.0%, Due 2/2012) (3)	7,838	6,350
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (6.5%, Due 1/2012) (3), (5)	4,447	4,178
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (5.3%, Due 11/2013) (3), (5)	6,868	4,743
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (5.1%, Due 10/2011) (3)	3,408	2,999
Hargray Communications Group, Inc.	Service - triple-play (cable, phone, internet) provider	Senior Term Debt (6.0%, Due 6/2014) (3)	897	783
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (5.8%, Due 5/2014) (3), (5)	3,858	3,549
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (5.8%, Due 4/2014) (3)	1,976	1,699
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (5.6%, Due 7/2013) (3)	3,929	3,564
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (7.8%, Due 7/2013) (3)	9,886	8,635
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (5.5%, Due 5/2014) (3)	3,961	2,732
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (6.0%, Due 6/2014) (3)	1,961	1,706
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (4.9%, Due 5/2013) (3)	990	839
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (8.6%, Due 11/2010) (3), (5)	5,950	4,275
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (7.5%, Due 10/2013) (3), (5)	3,983	3,703
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (5.2%, Due 3/2014) (3)	8,673	6,764
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (5.1%, Due 1/2014) (3)	2,670	1,806
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (6.6%, Due 8/2012) (3)	7,575	6,469
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (5.4%, Due 4/2014) (3)	1,960	1,705
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (6.0%, Due 4/2014) (3)	6,912	6,360
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (6.0%, Due 11/2012) (3)	1,919	1,649
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (5.6%, Due 9/2013) (3)	1,881	1,768
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (6.3%, Due 11/2013) (3)	2,472	1,548
RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (non-accrual) (3)	4,553	2,048
SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (5.8%, Due 4/2014) (3)	2,964	2,252
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (6.3%, Due 12/2011) (3)	1,476	1,353
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (9.0%, Due 5/2011) (3), (5)	2,702	2,331
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (7.3%, Due 12/2011) (3), (5)	4,143	3,677
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (6.0%, Due 2/2013) (3)	2,907	2,180
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (5.8%, Due 6/2014) (3), (5)	1,915	1,796
West Corporation	Service - business process outsourcing	Senior Term Debt (5.8%, Due 10/2013) (3)	3,340	2,538
Subtotal - Senior Syndicated Loans			$127,821	$104,660

Non-Syndicated Loans
B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $-0- available (6.7%, Due 10/2009)	$750	$688
		Senior Term Debt (10.0%, Due 5/2014) (5)	6,715	6,161
		Senior Term Debt (10.0%, Due 5/2014) (5)	3,950	3,624
		Common Stock Warrants (4)	300	—
			11,715	10,473

Total Non-Control/Non-Affiliate Investments			$139,536	$115,133

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS
A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (7.0%, Due 3/2012)	$12,319	$12,319
		Senior Term Debt (9.2%, Due 3/2012) (6)	10,725	10,725
		Senior Subordinated Term Debt (13%, Due 3/2014)	8,586	8,586
		Preferred Stock (4)	4,387	4,938
		Common Stock (4)	130	12,438
			36,147	49,006

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	7,873
		Common Stock (4)	1,045	—
		Common Stock Warrants (4)	25	—
			22,554	22,373

ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver, $400 available (non-accrual, Due 3/2010)	1,600	—
		Senior Subordinated Term Debt (non-accrual, Due 1/2012)	5,250	—
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			9,354	—

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility, $300 available (8.0%, Due 10/2010)	2,700	2,700
		Senior Term Debt (8.3%, Due 10/2012)	6,012	6,013
		Senior Term Debt (10.0%, Due 10/2012) (6)	3,000	3,000
		Senior Subordinated Term Debt (13%, Due 10/2014)	4,670	4,671
		Preferred Stock (4)	4,110	4,416
		Common Stock (4)	69	1,407
			20,561	22,207

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility, $605 available (6.5%, Due 3/2008)	3,895	3,895
		Senior Term Debt (8.8%, Due 3/2011)	9,350	9,350
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,760	7,760
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Redeemable Preferred Stock (4)	6,961	8,877
		Common Stock (4)	61	6,200
			34,195	42,250

Galaxy Tool Holding Corp.	Manufacturing - aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013) (7)	17,250	17,250
		Preferred Stock (4), (7)	4,112	4,112
		Common Stock (4), (7)	48	48
			21,410	21,410

Total Control Investments			$144,221	$157,246

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF SEPTEMBER 30, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility, $2,600 available (9.3%, Due 10/2010)	$400	$378
		Senior Term Debt (9.3%, Due 10/2012) (5)	5,325	5,059
		Senior Term Debt (11.5%, Due 4/2013) (5)	9,157	8,653
		Redeemable Preferred Stock (4)	2,500	2,678
		Common Stock Warrants (4)	3	871
			17,385	17,639

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $2,000 available (9.0%, Due 3/2011)	—	—
		Senior Term Debt (9.0%, Due 3/2013) (5)	2,437	2,413
		Senior Term Debt (12.0%, Due 3/2014) (5), (6)	7,263	7,191
		Common Stock (4)	500	520
		Common Stock Warrants (4)	277	303
			10,477	10,427

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility, $-0- available (8.5%, Due 12/2009)	2,000	1,740
		Senior Term Debt (10.5%, Due 12/2011) (5)	5,902	5,135
		Senior Term Debt (12.5%, Due 3/2011) (5), (6)	7,000	5,880
		Senior Subordinated Term Debt (12.5%, Due 7/2008) (5)	500	498
		Preferred Stock (4)	1,932	—
		Common Stock (4)	1,500	—
			18,834	13,253

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013) (5)	8,000	4,400
		Preferred Stock (4)	2,950	2,379
		Common Stock Warrants (4)	447	—
			11,397	6,779

Tread Corp.	Service - regional medical laboratories	Senior Term Debt (12.5%, Due 5/2013) (5)	5,000	4,938
		Preferred Stock (4)	750	772
		Common Stock Warrants (4)	3	69
			5,753	5,779

Total Affiliate Investments			$63,846	$53,877

Total Investments			$347,603	$326,256

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at September 30, 2008, and due date represents the contractual maturity date.
(3)

Marketable securities, such as syndicated loans, are valued based on the indicative bid price on or near September 30, 2008, offered by the respective syndication agent’s trading desk, or secondary desk.

(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at September 30, 2008.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
(7)	Valued at cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF MARCH 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Senior Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (6.7%, Due 5/2013) (3)	$1,734	$1,478
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (6.4%, Due 8/2014) (3)	2,977	2,829
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (6.4%, Due 8/2014) (3)	1,898	1,851
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (5.5%, Due 2/2012) (3), (5)	3,421	2,965
CRC Health Group, Inc.	Service – substance abuse treatment	Senior Term Debt (4.9%, Due 2/2012) (3)	9,878	8,536
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (6.1%, Due 1/2012) (3), (5)	4,505	4,480
Dealer Computer Services, Inc.	Manufacturing & Service - systems for automotive retailers	Senior Term Debt (6.8%, Due 9/2013) (3)	1,799	1,595
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (7.2%, Due 11/2013) (3), (5)	6,874	5,435
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (5.9%, Due 10/2011) (3)	5,420	4,938
Hargray Communications Group, Inc.	Service - triple-play (cable, phone, internet) provider	Senior Term Debt (4.9%, Due 6/2014) (3)	963	860
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (4.9%, Due 5/2014) (3), (5)	3,878	3,529
Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (7.0%, Due 12/2013) (3)	6,020	5,283
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (4.7%, Due 4/2014) (3)	1,986	1,652
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (5.9%, Due 7/2013) (3)	3,955	3,671
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (6.7%, Due 7/2013) (3)	9,932	9,676
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (4.9%, Due 5/2014) (3)	3,981	2,746
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (5.0%, Due 6/2014) (3)	1,971	1,577
Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (non-accrual) (3), (5)	2,947	412
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (5.2%, Due 5/2013) (3)	995	824
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (7.5%, Due 11/2010) (3), (5)	6,369	5,083
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (5.2%, Due 10/2013) (3), (5)	4,004	3,702
National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (4.8%, Due 6/2013) (3)	1,968	1,672
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (5.2%, Due 3/2014) (3)	9,196	7,355
NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (4.7%, Due 5/2013) (3)	2,895	2,537
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (5.8%, Due 1/2014) (3)	2,678	2,196
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (6.3%, Due 8/2012) (3)	7,628	5,979
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (7.4%, Due 4/2014) (3)	3,971	3,454
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (7.1%, Due 4/2014) (3)	6,948	5,697
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (5.4%, Due 11/2012) (3)	1,930	1,638
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (5.5%, Due 9/2013) (3)	1,966	1,807
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (5.2%, Due 11/2013) (3)	2,486	2,074
RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.8%, Due 12/2011) (3)	4,553	3,869
SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (7.1%, Due 4/2014) (3)	2,980	2,382
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (6.9%, Due 12/2011) (3)	1,594	1,430
Stolle Machinery Company	Manufacturing - can-making equipment and parts	Senior Term Debt (7.8%, Due 9/2012) (3)	494	458
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (5.2%, Due 5/2011) (3), (5)	2,931	2,527
Synagro Technologies, Inc.	Service - waste treatment and recycling	Senior Term Debt (5.1%, Due 3/2014) (3)	498	422
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (5.9%, Due 12/2011) (3), (5)	4,900	4,154
United Surgical Partners International, Inc.	Service - outpatient surgical provider	Senior Term Debt (5.4%, Due 4/2014) (3)	1,320	1,152
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (4.9%, Due 2/2013) (3)	2,922	2,337
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (6.7%, Due 6/2014) (3), (5)	1,925	1,814
West Corporation	Service - business process outsourcing	Senior Term Debt (5.3%, Due 10/2013) (3)	3,357	2,929
Subtotal – Senior Syndicated Loans			$154,647	$131,005

Non-Syndicated Loans
B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $-0- available (7.3%, Due 10/2008)	750	750
		Senior Term Debt (10.0%, Due 5/2014)	6,749	6,749
		Senior Term Debt (10.0%, Due 5/2014)	3,970	3,970
		Common Stock Warrants (4)	300	265
			11,769	11,734
Total Non-Control/Non-Affiliate Investments			$166,416	$142,739

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF MARCH 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS
A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (7.6%, Due 3/2012)	$13,391	$13,391
		Senior Term Debt (9.8%, Due 3/2012) (6)	11,000	11,000
		Senior Subordinated Term Debt (13%, Due 3/2014)	5,486	5,486
		Preferred Stock (4)	4,387	4,748
		Common Stock (4)	130	10,062
			34,394	44,687

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	7,795
		Common Stock (4)	1,045	2,977
		Common Stock Warrants (4)	25	291
			22,554	25,563

ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver, $1,250 available (non-accrual, Due 3/2010)	750	—
		Senior Subordinated Term Debt (non-accrual, Due 1/2012)	5,250	—
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			8,504	—

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility, $600 available (8.0%, Due 10/2010)	2,400	2,400
		Senior Term Debt (8.3%, Due 10/2012)	6,337	6,337
		Senior Term Debt (10.0%, Due 10/2012) (6)	3,000	3,000
		Senior Subordinated Term Debt (13%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,252
		Common Stock (4)	69	688
			20,587	21,348

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility, $220 available (7.1%, Due 3/2008)	3,280	3,280
		Senior Term Debt (8.8%, Due 3/2011)	9,900	9,900
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,840	7,840
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Redeemable Preferred Stock (4)	6,961	8,455
		Common Stock (4)	61	3,508
			34,210	39,151

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility, $-0- available (7.1%, Due 3/2009)	1,500	1,500
		Senior Term Debt (7.1%, Due 3/2011)	4,250	4,250
		Senior Subordinated Term Debt (11.5%, Due 3/2011)	7,820	7,820
		Equipment Line Note (7)	1,088	1,088
		Preferred Stock (4)	3,000	—
		Common Stock Warrants (4)	447	—
			18,105	14,658

Total Control Investments			$138,354	$145,407

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF MARCH 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility, $2,400 available (9.3%, Due 10/2010)	$600	$600
		Senior Term Debt (9.3%, Due 10/2012)	5,550	5,550
		Senior Term Debt (11.5%, Due 4/2013)	8,578	8,578
		Redeemable Preferred Stock (4)	2,500	2,576
		Common Stock Warrants (4)	3	1,045
			17,231	18,349

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $2,000 available (9.0%, Due 3/2011) (8)	—	—
		Senior Term Debt (9.0%, Due 3/2013) (8)	2,500	2,500
		Senior Term Debt (12.0%, Due 3/2014) (8)	7,300	7,300
		Common Stock (4), (8)	500	500
		Common Stock Warrants (4), (8)	277	277
			10,577	10,577

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility, $100 available (7.1%, Due 12/2009)	1,900	1,900
		Senior Term Debt (8.5%, Due 12/2011)	6,077	6,077
		Senior Term Debt (10.5%, Due 3/2011) (6)	7,000	7,000
		Preferred Stock (4)	1,750	2,108
		Common Stock (4)	1,500	1,447
			18,227	18,532
Total Affiliate Investments			$46,035	$47,458

Total Investments			$350,805	$335,604

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at March 31, 2008, and due date represents the contractual maturity date.
(3)	Marketable securities, such as syndicated loans, are valued based on the indicative bid price on or near March 31, 2008, offered by the respective syndication agent’s trading desk, or secondary desk.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2008.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
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

(8)	Valued at cost due to recent acquisition.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$2,134	$4,080	$4,458	$7,329
Control investments	2,735	2,612	5,304	5,177
Affiliate investments	1,349	375	2,460	801
Cash and cash equivalents	22	61	46	114
Total interest income	6,240	7,128	12,268	13,421
Other income	576	28	586	35
Total investment income	6,816	7,156	12,854	13,456

EXPENSES
Loan servicing fee (Refer to Note 4)	1,258	1,260	2,511	2,454
Base management fee (Refer to Note 4)	435	453	861	812
Administration fee (Refer to Note 4)	212	228	447	436
Interest expense	1,084	2,023	2,186	3,438
Amortization of deferred finance costs	140	216	278	426
Professional fees	183	110	314	266
Stockholder related costs	200	157	301	195
Insurance expense	55	73	108	136
Directors fees	48	68	95	122
Taxes and licenses	24	41	67	83
General and administrative expenses	90	35	122	92
Expenses before credit from Adviser	3,729	4,664	7,290	8,460
Credits to base management fee (Refer to Note 4)	(696)	(503)	(1,270)	(887)
Total expenses net of credit to base management fee	3,033	4,161	6,020	7,573
NET INVESTMENT INCOME	3,783	2,995	6,834	5,883

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Realized loss on sale of Non-Control/Non-Affiliate investments	(2,498)	(3)	(4,215)	(52)
Net unrealized depreciation of Non-Control/Non-Affiliate investments	(5,191)	(7,308)	(726)	(7,836)
Net unrealized appreciation of Control investments	10,840	180	5,973	5,454
Net unrealized (depreciation) appreciation of Affiliate investments	(5,978)	(231)	(11,393)	454
Net loss on investments	(2,827)	(7,362)	(10,361)	(1,980)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$956	$(4,367)	$(3,527)	$3,903

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.04	$(0.26)	$(0.17)	$0.24

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	16,560,100	21,011,740	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2008	2007
Operations:
Net investment income	$6,834	$5,883
Realized loss on sale of investments	(4,215)	(52)
Net unrealized depreciation of portfolio	(6,146)	(1,928)
Net (decrease) increase in net assets from operations	(3,527)	3,903

Capital transactions:
Issuance of common stock	41,290	—
Shelf offering registration costs	(643)	(31)
Distributions to stockholders	(10,157)	(7,452)
Increase (decrease) in net assets from capital transactions	30,490	(7,483)

Total increase (decrease) in net assets	26,963	(3,580)

Net Assets
Beginning of period	206,445	222,818
End of period	$233,408	$219,238

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(3,527)	$3,903
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(36,612)	(113,784)
Principal repayments of investments	22,284	38,306
Proceeds from the sale of investments	13,296	5,809
Net unrealized depreciation of investment portfolio	6,146	1,928
Net realized loss on sales of investments	4,215	52
Net amortization of premiums and discounts	19	218
Amortization of deferred finance costs	278	426
Decrease (increase) in interest receivable	309	(695)
Decrease in due from custodian	1,351	10,258
Increase in prepaid insurance	(114)	(164)
Decrease (increase) in other assets	309	(195)
Increase (decrease) in other liabilities	13	(16)
Increase in administration fee payable to Administrator (See Note 4)	4	66
Increase in base management fee payable to Adviser (See Note 4)	123	254
Decrease in loan servicing fee payable to Adviser (See Note 4)	(7)	(6)
(Decrease) increase in accrued expenses	(167)	496
Net cash provided by (used in) operating activities	7,920	(53,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	40,647	—
Borrowings from line of credit	129,000	147,100
Repayments of line of credit	(142,870)	(101,050)
Deferred finance costs	—	(22)
Shelf offering registration costs	—	(32)
Distributions paid	(10,157)	(7,452)
Net cash provided by financing activities	16,620	38,544

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,540	(14,600)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,360	37,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,900	$23,189

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Per Share Data (1)
Balance at beginning of period	$10.77	$13.73	$12.47	$13.46

Income from investment operations:
Net investment income (2)	0.17	0.18	0.33	0.35
Realized loss on sale of investments (2)	(0.11)	—	(0.20)	—
Net unrealized depreciation of investments (2)	(0.02)	(0.44)	(0.30)	(0.12)
Total from investment operations	0.04	(0.26)	(0.17)	0.23

Distributions from:
Net investment income	(0.24)	(0.23)	(0.48)	(0.45)
Total distributions (3)	(0.24)	(0.23)	(0.48)	(0.45)

Rights offering costs	—	—	(0.03)	—
Effect of distribution of stock rights offering after record date (4)	—	—	(1.22)	—
Net asset value at end of period	$10.57	$13.24	$10.57	$13.24

Per share market value at beginning of period	$6.38	$14.21	$9.32	$14.87
Per share market value at end of period	$6.88	$12.84	$6.88	$12.84
Total return (5)	14.79%	-8.04%	-21.39%	-10.73%
Shares outstanding at end of period	22,080,133	16,560,100	22,080,133	16,560,100

Statement of Assets and Liabilities Data:
Net assets at end of period	$233,408	$219,238	$233,408	$219,238
Average net assets (6)	$234,165	$223,254	$238,410	$223,091

Senior Securities Data:
Borrowings under line of credit	$130,965	$146,050	$130,965	$146,050
Asset coverage ratio (7)	279%	251%	279%	251%
Asset coverage per unit (8)	$3,644	$3,653	$3,644	$3,653

Ratios/Supplemental Data:
Ratio of expenses to average net assets (9), (10)	6.37%	8.36%	6.11%	7.58%
Ratio of net expenses to average net assets (9), (11)	5.18%	7.46%	5.05%	6.79%
Ratio of net investment income to average net assets (9)	6.46%	5.37%	5.73%	5.27%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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

SEPTEMBER 30, 2008

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net increase (decrease) in net assets resulting from operations.

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

•                 Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•                 Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•                 Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.

The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the accompanying condensed consolidated statement of assets and liabilities for each of the three levels of hierarchy established by SFAS 157:

	As of September 30, 2008
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$115,133	$115,133
Control investments	—	—	157,246	157,246
Affiliate investments	—	—	53,877	53,877
Total investments at fair value	$—	$—	$326,256	$326,256

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the six-month period from March 31, 2008 to September 30, 2008, and for the three-month period from June 30, 2008 through September 30, 2008 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Six months ended September 30, 2008:
Fair value at March 31, 2008	$142,739	$145,407	$47,458	$335,604
Total realized/unrealized (losses) gains (a)	(4,941)	5,973	(11,393)	(10,361)
New investments, repayments, and settlements, net	(22,665)	5,866	17,812	1,013
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2008	$115,133	$157,246	$53,877	$326,256

Three months ended September 30, 2008:
Fair value at June 30, 2008	$130,764	$141,042	$48,493	$320,299
Total realized/unrealized (losses) gains (a)	(7,689)	10,840	(5,978)	(2,827)
New investments, repayments, and settlements, net	(7,942)	5,364	11,362	8,784
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2008	$115,133	$157,246	$53,877	$326,256

(a) Realized/unrealized gains and losses are reported on the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2008.

Investment Valuation Policy

The Company carries its investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “policy”). The policy has been approved by the Company’s Board of Directors, and each quarter the Board of Directors reviews whether the Adviser has applied the policy consistently and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments. When these specific third-party valuations are engaged or accepted, the Company would use such appraisals to value the investment the Company has in that business if it was determined that the appraisals were the best estimate of fair value.

The policy, which is summarized below, applies to publicly-traded securities, securities for which a limited market exists, and securities for which no market exists.

Publicly-traded securities: The Company determines the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that the Company owns restricted securities that are not freely tradable, but for which a public market otherwise exists, the Company will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. The Company uses Level 1 inputs for these types of securities. The Company did not value any of its investments using Level 1 inputs as of September 30, 2008.

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted price. Firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the policy. The Company uses Level 2 or 3 inputs for these types of securities, as applicable.  The Company did not value any securities using Level 2 inputs during the quarter ended September 30, 2008.

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

As of September 30, 2008, the investment portfolio that was valued using third-party valuation opinions was approximately $158.6 million, or 49% of the fair value of the Company’s total portfolio investments.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At September 30, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $4.6 million and one Control investment was on non-accrual with a cost basis of approximately $6.9 million, or an aggregate of 3.7% of the cost basis of all loans in our portfolio. At March 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million and one Control investment was on non-accrual with a cost basis of approximately $6.0 million, or an aggregate of 2.8% of the cost basis of all loans in our portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. To date, the Company has not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. To date, the Company has not accrued any dividend income.

Services Provided to Portfolio Companies

As a business development company under the 1940 Act, the Company is required to make available significant managerial assistance to its portfolio companies. The Company provides these services through its Adviser, who provides these services on the Company’s behalf through its officers, who are also the Company’s officers. Currently, neither the Company nor its Adviser charges a fee for managerial assistance; however, if the Adviser does receive fees for such managerial assistance, it will credit the managerial assistance fees to the base management fee due from the Company to its Adviser.

The Adviser receives fees for the other services it provides to the Company’s portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to the Adviser by the borrower or potential borrower upon the closing of the investment. The services the Adviser provides to the Company’s portfolio companies vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When the Adviser receives fees for these services, 50% of certain of those fees are voluntarily credited against the base management fee that the Company pays to its Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

The Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are recurring and are generally paid annually or quarterly in advance to the Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by the Adviser when earned and are not credited against the base management fee.

The Company may receive fees for the origination and closing services the Company provides to portfolio companies through the Adviser. These fees are paid directly to the Company and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this pronouncement will have a material impact on its results of operations.

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

NOTE 3. INVESTMENTS

Non-Control/Non-Affiliate Investments

At September 30, 2008 and March 31, 2008, the Company held investments in Non-Control/Non-Affiliates of approximately $139.5 million and $166.4 million, at cost, respectively. These investments were comprised primarily of syndicated loan participations of senior notes of private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. Included in the Non-Control/Non-Affiliate investments, at both September 30, 2008 and March 31, 2008, the Company had invested approximately $300 in common stock warrants of one Non-Control/Non-Affiliate company.  At September 30, 2008 and March 31, 2008, the Company’s investments, at cost, in Non-Control/Non-Affiliates represented approximately 60% and 81%, respectively, of the Company’s net assets.

Control and Affiliate Investments

At September 30, 2008 and March 31, 2008, the Company had investments in Control and Affiliates, at cost, of approximately $166.8 million and $148.1 million, respectively, in revolving credit facilities, senior debt and subordinated debt. In addition, at September 30, 2008 and March 31, 2008, the Company had invested approximately $41.3 million and $36.6 million, respectively, in preferred and common equity of those companies.

At September 30, 2008 and March 31, 2008, the Company’s investments in Control investments, at cost, represented approximately 62% and 67%, respectively, of the Company’s net assets. Also at September 30, 2008 and March 31, 2008, the Company’s investments in Affiliate investments represented approximately 27% and 22%, respectively, of the Company’s net assets.

On May 19, 2008, the Company invested approximately $5.75 million in Tread Corporation (“Tread”) and its subsidiaries. The investment was comprised of approximately $750 in preferred stock, $5.0 million of senior second lien debt notes and a nominal amount in convertible common stock warrants. Tread, based in Roanoke, VA, was founded in 1957 and manufactures products that store, transport and mix the primary ingredients for liquid explosives, which are ammonium nitrate and fuel oil.

On August 22, 2008, the Company invested approximately $21.4 million in Galaxy Tool Holding Corporation (“Galaxy”) and its subsidiaries.  The investment was comprised of approximately $4.1 million and $48 in preferred stock and common stock, respectively, and $17.25 million in a senior second lien debt note.  Galaxy, based in Winfield, KS, was founded in 1985 and is a manufacturer of specialized tooling for the aerospace industry, as well as blow and injection molds for the plastics industry.

On August 29, 2008, the Company restructured its investment with Quench USA, LLC (“Quench”), reaching a settlement on the revolving credit facility and the Term A senior subordinated debt, and increasing the Term B senior subordinated debt to $8.0 million.  In the restructuring, approximately $617 of dividends were received, $567 of which were recorded as ordinary income.  The remaining $50 reduced the Company’s basis in Quench.  Furthermore, due to a decrease in the Company’s ownership percentage in the investment, Quench has been reclassified in these financial statements as an “Affiliate” investment, along with all unrealized gains and losses and interest income associated with the investment since the date of the restructuring.

On September 11, 2008, the Company invested approximately $3.1 million in A. Stucki (“Stucki”) in the form of additional debt to the existing senior subordinated term debt for Stucki’s acquisition of the assets of Alco Spring Industries, Inc.  Alco Springs, located in Chicago, IL, is one of the last independent manufacturers of hot wound springs for the transportation and heavy equipment industries.  This investment carries the same terms as the original senior subordinated term debt facility. The Company’s equity securities and ownership did not change as a result of this transaction.

Investment Concentrations

Approximately 63.3% of the aggregate fair value of the Company’s investment portfolio at September 30, 2008 consisted of senior term debt, approximately 19.0% was senior subordinated term debt and approximately 17.7% was preferred and common equity securities. At September 30, 2008, the Company had an aggregate of approximately $347.6 million, at cost, invested in 46 portfolio companies. The following table outlines the Company’s investments by type at September 30, 2008 and March 31, 2008:

	September 30, 2008		March 31, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$234,082	$206,400	$269,270	$244,878
Senior Subordinated Term Debt	71,924	61,952	43,894	38,644
Subordinated Term Debt	—	—	1,089	1,089
Preferred & Common Equity Securities	41,597	57,904	36,552	50,993
Total Investments	$347,603	$326,256	$350,805	$335,604

Investments at fair value consisted of the following industry classifications at September 30, 2008 and March 31, 2008:

	September 30, 2008			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace and Defense	$21,410	6.6%	9.2%	$—	0.0%	0.0%
Automobile	1,548	0.5%	0.7%	2,074	0.6%	1.0%
Beverage, Food and Tobacco	1,705	0.5%	0.7%	3,454	1.0%	1.7%
Broadcasting and Entertainment	3,418	1.0%	1.5%	3,499	1.1%	1.7%
Buildings and Real Estate	10,473	3.2%	4.5%	11,734	3.5%	5.7%
Cargo Transport	15,433	4.7%	6.6%	20,869	6.2%	10.1%
Chemicals, Plastics and Rubber	22,373	6.9%	9.6%	25,563	7.6%	12.4%
Containers, Packaging and Glass	25,206	7.7%	10.8%	26,286	7.8%	12.7%
Diversified/Conglomerate Manufacturing	59,889	18.3%	25.7%	57,500	17.1%	27.9%
Diversified/Conglomerate Service	28,965	8.9%	12.4%	30,742	9.2%	14.9%
Ecological	—	0.0%	0.0%	422	0.1%	0.2%
Electronics	8,840	2.7%	3.8%	10,689	3.2%	5.2%
Healthcare, Education and Childcare	38,243	11.7%	16.4%	37,238	11.1%	18.0%
Home and Office Furnishings	—	0.0%	0.0%	14,658	4.4%	7.1%
Machinery	64,176	19.7%	27.5%	66,439	19.8%	32.2%
Oil and Gas	5,779	1.8%	2.5%	—	0.0%	0.0%
Personal, Food and Miscellaneous Services	4,431	1.4%	1.9%	6,936	2.1%	3.4%
Printing and Publishing	3,401	1.0%	1.5%	5,299	1.6%	2.6%
Telecommunications	10,966	3.4%	4.7%	12,202	3.6%	5.9%
Total Investments	$326,256	100.0%		$335,604	100.0%

The investments at fair value were included in the following geographic regions of the United States and Canada at September 30, 2008 and March 31, 2008:

	September 30, 2008			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$124,725	38.2%	53.4%	$131,883	39.3%	63.9%
Midwest	111,509	34.2%	47.8%	106,811	31.8%	51.7%
Northeast	8,575	2.6%	3.7%	10,718	3.2%	5.2%
Southeast	49,434	15.2%	21.2%	49,780	14.8%	24.1%
West	32,013	9.8%	13.7%	36,412	10.9%	17.6%
Total Investments	$326,256	100.0%		$335,604	100.0%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining six months ending March 31:	2009	$8,872
For the fiscal year ending March 31:	2010	13,621
	2011	39,354
	2012	58,800
	2013	52,854
	Thereafter	132,447
	Total contractual repayments	$305,948
	Investments in equity securities	41,597
	Unamortized premiums on debt securities	58
	Total	$347,603

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee.

Through December 31, 2006, the base management fee was computed and payable quarterly and was assessed at an annual rate of 2.0% computed on the basis of the average value of the Company’s gross invested assets at the end of the two most recently completed quarters, which were total assets less the cash proceeds and cash and cash equivalents from the proceeds of the Company’s initial public offering that were not invested in debt and equity securities of portfolio companies. Beginning on January 1, 2007, the base management fee was computed and payable quarterly and was assessed at an annual rate of 2.0% computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.

On January 9, 2007, the Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the quarter ended September 30, 2008.

On July 9, 2008, the Company’s Board of Directors approved the renewal of its Advisory Agreement with the Adviser through August 31, 2009.

When the Adviser receives fees from portfolio companies, as discussed in Note 2 under “Services Provided to Portfolio Companies,” 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

The following tables summarize the management fees and associated credits reflected in the accompanying consolidated statements of operations:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Base management fee	$435	$453	$861	$812

Credits to base management fee from Adviser:
Credit for investment advisory fees received by Adviser	(313)	(61)	(463)	(735)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(383)	(442)	(807)	(152)
Credit to base management fee from Adviser	(696)	(503)	(1,270)	(887)

Net base management fee	$(261)	$(50)	$(409)	$(75)

At September 30, 2008, a resulting base management fee credit of $261 was unpaid and is included as a reduction in the Fee due to Adviser line item in the accompanying condensed consolidated statements of assets and liabilities.  The Fee due to Adviser of $27 also includes loan servicing fees of $288, as discussed below.  At March 31, 2008, a base management fee credit of $384 was unpaid and included in fees due to Adviser in the accompanying condensed consolidated statement of assets and liabilities.  The amount due from Adviser of $89 also includes a loan servicing fee of $295.

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

For the three and six months ended September 30, 2008, the Company recorded loan servicing fees due to the Adviser of $1,258 and $2,511, respectively.  At September 30, 2008, the Company owed $288 of unpaid loan servicing fees to the Adviser, which are netted and recorded in Fee due to Adviser.  At March 31, 2008, there were $295 of loan servicing fees due to the Adviser that were included as a credit in fees Due from Adviser in the accompanying consolidated statements of assets and liabilities, offsetting the base management fee credit due to the Company from the Adviser at that date.

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

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the three months ended September 30, 2008 or 2007. No capital gains incentive fee was recorded for the three months ended September 30, 2008 or 2007, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses for each period.

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

The Company recorded fees to the Administrator on the consolidated statements of operations of $212 and $447 for the three and six months ended September 30, 2008, respectively, as compared to administration fees of $228 and $436, respectively, for the three and six months ended September 30, 2007. As of September 30, 2008 and March 31, 2008, $212 and $208, respectively, was unpaid and included in Fee due to Administrator in the accompanying consolidated statements of assets and liabilities.

On July 9, 2008, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2009.

License Agreement

The Company has entered into a license agreement with the Adviser, pursuant to which the Adviser has granted the Company a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. This license agreement required us to pay the Adviser a royalty fee of $10 per quarter through March 31, 2009. The amount of the fee is negotiated on an annual basis by the Company’s compensation committee and must be approved by a majority of the Company’s independent directors. The fee was increased to $10 per quarter effective as of April 1, 2008 and, as a result of the last negotiation, will remain at $10 for the next contract term which begins on April 1, 2009. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer the Company’s investment adviser.

NOTE 5. LINE OF CREDIT

Through the Company’s wholly-owned subsidiary, Business Investment, the Company had obtained a $200 million revolving credit facility (the “Credit Facility”). On October 19, 2006, the Company executed a Purchase and Sale Agreement pursuant to which it agreed to sell certain loans to Business Investment in consideration of a membership interest therein. Simultaneously, Business Investment executed a Credit Agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. On March 29, 2007, the Company increased its capacity under the Credit Facility from $100 million to $200 million, such that an additional $50 million would be available for borrowing for the succeeding 90 day period after the initial amendment of the Credit Facility, and the remaining $50 million would be available thereafter. Availability under the Credit Facility was originally scheduled to terminate on October 18, 2007; however, on that date we amended and extended the Credit Facility such that availability under the Credit Facility terminated on October 16, 2008.

On October 16, 2008 the Company further renewed its credit facility arranged by Deutsche Bank, A.G.  See Note 11 Subsequent Events for further information. Interest is payable monthly during the term of the Credit Facility and principal will be payable out of collections on loans purchased from the Company during the period following the date of which availability for advances has terminated through maturity. Interest rates charged on the advances under the facility are based on the rate paid by the lenders on commercial paper notes issued by such lenders to fund some or all of the advances, the London Interbank Offered Rate (“LIBOR”), the Prime Rate or the Federal Funds Rate, depending on market conditions, and adjust periodically. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of September 30, 2008, Business Investment was in compliance with all of the facility covenants. As of September 30, 2008, there was $131.0 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 3.9% and the remaining borrowing capacity under the Credit Facility was approximately $69.0 million.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with the Bank of New York as custodian. Deutsche Bank is also the trustee of the account and once a month remits the collected funds to the Company. At September 30, 2008, the amount due from the custodian was approximately $3.0 million.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of September 30, 2008, the Company was in compliance with the covenants under the performance guaranty.

NOTE 6. INTEREST RATE CAP AGREEMENT

In October 2007, the Company entered into an interest rate cap agreement that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $60 million at a cost of $53. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in October 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%. At September 30, 2008, the interest rate cap agreement had a nominal fair market value.

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

NOTE 7. COMMON STOCK

	Shares	Total Value
Balance at March 31, 2008	16,560,100	$224,190
Issuance of common stock under rights offering	5,520,033	40,646
Balance at September 30, 2008	22,080,133	$264,836

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

NOTE 8.  NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per common share resulting from operations:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$956	$(4,367)	$(3,527)	$3,903
Denominator for basic and diluted shares	22,080,133	16,560,100	21,011,740	16,560,100
Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.04	$(0.26)	$(0.17)	$0.24

NOTE 9. DIVIDENDS

The following table lists the per share dividends paid for the six months ended September 30, 2008 and 2007:

Fiscal Year 2009

Record Date	Payment Date	Dividend Per Share
September 22, 2008	September 30, 2008	$0.08
August 21, 2008	August 29, 2008	0.08
July 23, 2008	July 31, 2008	0.08
June 20, 2008	June 30 2008	0.08
May 21 2008	May 30, 2008	0.08
April 22, 2008	April 30, 2008	0.08
	Total	$0.48

Fiscal Year 2008

Record Date	Payment Date	Dividend Per Share
September 20, 2007	September 28, 2007	$0.075
August 23, 2007	August 31, 2007	0.075
July 23, 2007	July 31, 2007	0.075
June 21, 2007	June 29, 2007	0.075
May 22, 2007	May 31, 2007	0.075
April 20, 2007	April 30, 2007	0.075
	Total	$0.45

Aggregate dividends declared and paid for the three months ended September 30, 2008 and 2007 were approximately $5.3 million and $3.7 million, respectively.  Aggregate dividends declared for the six months ended September 30, 2008 and 2007 were approximately $10.2 million and $7.4 million, respectively.  All dividends were declared based on estimates of net investment income for the respective fiscal years.

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

The following GAAP estimates were made by the Board of Directors during the quarter ended September 30, 2008:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2008	$0.067	$0.013	$0.080
August 31, 2008	0.061	0.019	0.080
July 31, 2008	0.062	0.018	0.080

Because the Board of Directors declares dividends at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital. Subsequent to the quarter ended September 30, 2008, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
September 30, 2008	$0.067	$0.013	$0.080
August 31, 2008	0.050	0.030	0.080
July 31, 2008	0.055	0.025	0.080

For dividends declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Dividend
December 31, 2008	$0.068	$0.012	$0.080
November 30, 2008	0.051	0.029	0.080
October 31, 2008	0.047	0.033	0.080

NOTE 10. CONTRACTUAL OBLIGATIONS

At September 30, 2008, the Company was not a party to any signed investments to be funded.

NOTE 11. SUBSEQUENT EVENTS

Dividends Declared

On October 7, 2008, the Company’s Board of Directors declared the following monthly cash dividends:

Record Date	Payment Date	Dividend Per Share
October 23, 2008	October 31, 2008	$0.08
November 19, 2008	November 28, 2008	0.08
December 22, 2008	December 31, 2008	0.08

Amendment to Credit Facility

On October 16, 2008, the Company, through Business Investment, amended and renewed its credit facility arranged by Deutsche Bank. Business Investment, the Adviser, Deutsche Bank and certain other parties listed from time to time as committed lenders entered into the credit agreement for the facility, which matures on April 16, 2009, and provides Gladstone Investment with a revolving credit facility of $125 million. Any advances under the credit facility will generally bear interest at the commercial paper rate plus 3.5% per annum, with a commitment fee of 0.75% per annum on the undrawn amounts. There was no fee in connection with this renewal.

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

OVERVIEW

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans, common stock and senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company, and have elected to be treated as a business development company under the Investment Company Act of 1940 (the “Act”).

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process, which is presented below, as our most critical accounting policy.

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

•

Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.

The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the accompanying condensed consolidated statement of assets and liabilities for each of the three levels of hierarchy established by SFAS 157:

	As of September 30, 2008
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$115,133	$115,133
Control investments	—	—	157,246	157,246
Affiliate investments	—	—	53,877	53,877
Total investments at fair value	$—	$—	$326,256	$326,256

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value from March 31, 2008 to September 30, 2008, for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Six months ended September 30, 2008:
Fair value at March 31, 2008	$142,739	$145,407	$47,458	$335,604
Total realized/unrealized losses (a)	(4,941)	5,973	(11,393)	(10,361)
New investments, repayments, and settlements, net	(22,665)	5,866	17,812	1,013
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2008	$115,133	$157,246	$53,877	$326,256

Three months ended September 30, 2008:
Fair value at June 30, 2008	$130,764	$141,042	$48,493	$320,299
Total realized/unrealized losses (a)	(7,689)	10,840	(5,978)	(2,827)
New investments, repayments, and settlements, net	(7,942)	5,364	11,362	8,784
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2008	$115,133	$157,246	$53,877	$326,256

(a)	Realized/unrealized gains and losses are reported on the accompanying condensed consolidated statements of operations for the six months ended September 30, 2008.

Investment Valuation Policy

We carry our investments at market value to the extent that market quotations are readily available, and otherwise at fair value, as determined in good faith by our Board of Directors. In determining the fair value of our investments, our Adviser has established an investment valuation policy (the “policy”). The policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments. When these specific third-party valuations are engaged or accepted, we would use such appraisals to value the investment we have in that business if we determined that the appraisals were the best estimate of fair value.

The policy, which is summarized below, applies to the following categories of securities:

•                 Publicly-traded securities;

•                 Securities for which a limited market exists; and

•                 Securities for which no market exists.

Valuation Methods:

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. We use Level 1 inputs for these types of securities. We did not value any of our investments using Level 1 inputs as of September 30, 2008.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price. Firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the indicative bid price as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the policy. We use Level 2 or 3 inputs for these types of securities, as applicable. We did not value any securities using Level 2 inputs during the quarter ended September 30, 2008.

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of September 30, 2008 included in our accompanying consolidated financial statements.

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

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which the we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with SFAS 157, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS 157). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity and equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we value the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

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

As of September 30, 2008, the investment portfolio that was valued using third-party valuation opinions was approximately $158.6 million, or 49% of the fair value of the Company’s total portfolio investments.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At September 30, 2008 and March 31, 2008, two investments were on non-accrual for an aggregate, at cost, of approximately $11.5 million and $8.9 million, respectively. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2008 and March 31, 2008, representing approximately 58% and 51%, respectively, of all loans in our portfolio at the end of each period:

Rating	September 30, 2008	March 31, 2008
Highest	8.0	7.0
Average	5.4	5.5
Weighted Average	5.1	5.1
Lowest	2.0	1.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by a NRSRO at September 30, 2008 and March 31, 2008, representing approximately 12% and 13%, respectively, of all loans in our portfolio at the end of each period:

Rating	September 30, 2008	March 31, 2008
Highest	10.0	9.0
Average	8.2	7.1
Weighted Average	8.2	7.3
Lowest	7.0	1.0

For syndicated loans that are currently rated by a NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by a NRSRO at September 30, 2008 and March 31, 2008, representing approximately 30% and 36%, respectively, of all loans in our portfolio at the end of each period:

Rating	September 30, 2008	March 31, 2008
Highest	BB/Ba2	BB/Ba2
Average	B+/B1	B+/B1
Weighted Average	B/B2	B+/B1
Lowest	CCC+/Caa2	CCC+/B2

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

Revenue Recognition

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. At September 30, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $4.6 million, or 1.5% of the cost basis of all loans in our portfolio, and one Control investment was on non-accrual with a cost basis of approximately $6.9 million, or 2.2% of the cost basis of all loans in our portfolio. At March 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million, or 0.9% of the cost basis of all loans in our portfolio, and one Control investment was on non-accrual with a cost basis of approximately $6.0 million, or 1.9% of the cost basis of all loans in our portfolio. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. To date, we have not accrued any dividend income.

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

RESULTS OF OPERATIONS (dollar amounts in thousands, unless otherwise indicated)

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

Investment Income

Total investment income for the three months ended September 30, 2008 was $6,816, as compared to $7,156 for the three months ended September 30, 2007.

Interest income from our investments in debt securities of private companies was $6,218 for the three months ended September 30, 2008, as compared to $7,067 for the comparable prior year period. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased $849, or 12.0%, during the three months ended September 30, 2008 as compared to the prior year period. This change was due to the decrease in the weighted average yield of our portfolio, attributable mainly to a reduction in the average LIBOR during the comparable time period, which was approximately 2.6% for the three months ended September 30, 2008, compared to 5.3% in the prior year period.

Interest income from Non-Control/Non-Affiliate investments was $2,134 for the three months ended September 30, 2008, as compared to $4,080 for the comparable prior year period. This decrease was the result of an overall decrease in the number of Non-Control/Non-Affiliate investments held at September 30, 2008 compared to the prior year period, primarily due to sales and settlements of syndicated loans during the quarter. This decrease was further emphasized by drops in LIBOR, due to the instability and tightening of the credit markets.

Interest income from Control investments was $2,735 for the three months ended September 30, 2008, as compared to $2,612 for the comparable prior year period. The increase of $123 is attributable to the addition of one new Control investment during the quarter ended September 30, 2008, while the status change of another Control investment as non-accrual, ASH, and the reclassification of Quench as an Affiliate investment partially offset this increase from the prior year period.

Interest income from Affiliate investments was $1,349 for the three months ended September 30, 2008, as compared to $375 for the comparable prior year period. The increase was a result of three additional Affiliate investments held during the quarter ending September 30, 2008 when compared to the prior year period, as well the change in reclassification of Quench as an Affiliate investment.

The interest-bearing investment portfolio had an average cost basis of approximately $294.4 million for the three months ended September 30, 2008, as compared to an average cost basis of approximately $301.6 million for the three months ended September 30, 2007. The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Three months ended September 30, 2008

	Interest
Company	Income	%
Chase II Holdings Corp.	$720	11.6%
A. Stucki Holding Corp.	677	10.9%
Noble Logistics, Inc.	426	6.9%
Acme Cryogenics, Inc.	414	6.7%
Cavert II Holding Corp.	405	6.4%
Subtotal	$2,642	42.5%
Other companies	3,576	57.5%
Total portfolio interest income	$6,218	100.0%

Three months ended September 30, 2007

	Interest
Company	Income	%
A. Stucki Holding Corp.	$894	12.7%
Chase II Holdings Corp.	781	11.1%
Acme Cryogenics, Inc.	426	6.0%
Quench Holdings Corp.	376	5.3%
Noble Logistics, Inc.	375	5.3%
Subtotal	$2,852	40.4%
Other companies	4,215	59.6%
Total portfolio interest income	$7,067	100.0%

The annualized weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 7.98% for the three months ended September 30, 2008, compared to 9.08% for the three months ended September 30, 2007. The decrease in the annualized weighted average yield resulted primarily from a reduction in the average LIBOR, due to the instability and tightening of the credit markets. This decrease was accentuated by a slight decrease in the overall size of the investment portfolio compared to the prior year period.

Interest income from cash and cash equivalents was $22 for the three months ended September 30, 2008, as compared to $61 for the comparable prior year period. This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the quarter to pay down our line of credit.

Other income was $576 for the three months ended September 30, 2008, as compared to $28 for the comparable prior year period. This increase is due to $567 of dividends received on the restructuring of one of our Control investments (Quench) being recognized as income. The remainder of these dividends received in excess of the gain recognized on the restructuring, approximately $50, reduced our equity basis in the investment. The residual balance in other income is comprised of loan amendment fees that are amortized over the remaining lives of the respective loans and other miscellaneous income amounts.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee, were $3,729 for the three months ended September 30, 2008, as compared to $4,664 for the comparable prior year period.

Loan servicing fees of $1,258 were incurred for the three months ended September 30, 2008, as compared to $1,260 for the comparable prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the portfolio. These fees were reduced against the amount of the base management fee due to our Adviser. The consistency in loan servicing fees is the result of similar balances in our portfolio of loans being serviced by our Adviser during the prior year period.

Base management fees for the three months ended September 30, 2008 were $435, as compared to $453 for the comparable prior year period. The base management fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the condensed consolidated financial statements, and is summarized in the table below:

	Three months ended
	September 30,	September 30,
	2008	2007
Base management fee	$435	$453

Credits to base management fee from Adviser:
Credit for investment advisory fees received by Adviser	(313)	(61)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(383)	(442)
Credit to base management fee from Adviser	(696)	(503)

Net base management fee	$(261)	$(50)

(1)                   Our Adviser voluntarily waived, for the three months ended March 31, 2008 and 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

Administration fees were $212 for the three months ended September 30, 2008, as compared to $228 for the comparable prior year period. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. The slight decrease was attributable to a decrease in our total assets in relation to the other funds serviced by our Administrator.

Interest expense was $1,084 for the three months ended September 30, 2008, as compared to $2,023 for the comparable prior year period. The decline was a direct result of decreased borrowings under our credit facility during the period, as the majority of the proceeds from repayments on outstanding loans during the quarter ended September 30, 2008 were used to pay down our credit facility.

Amortization of deferred finance costs were $140 for the three months ended September 30, 2008, as compared to $216 for the comparable prior year period. The decrease is attributable to realizing the full amortization of costs incurred in connection with the credit facility agreement.

Professional fees were $183 for the three months ended September 30, 2008, as compared to $110 for the comparable prior year period. Professional fees primarily consist of legal fees and audit and accounting fees. The increase is primarily due to direct consulting and legal fees incurred on potential investments as well as increases in general legal expenses.

Stockholder related costs were $200 for the three months ended September 30, 2008, as compared to $157 for the comparable prior year period. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing and distribution costs, costs associated with SEC filings and press release costs. The increase was primarily attributable to the increase in proxy solicitation and annual report printing fees.

Insurance expense was $55 for the three months ended September 30, 2008, as compared to $73 for the comparable prior year period. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums. The decrease is due to a reduction in the premiums for directors and officers insurance for the current policy period.

Directors’ fees were $48 for the three months ended September 30, 2008, as compared to $68 for the comparable prior year period. Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees. The decrease is due to the timing of committee meetings in which fewer were held in the current quarter.

Taxes and licenses expense was $24 for the three months ended September 30, 2008, as compared to $41 for the comparable prior year period and consist primarily of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

General and administrative expenses were $90 for three months ended September 30, 2008, as compared to $35 for the comparable prior year period. General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses. The increase is mainly due to prior period capitalized costs relating to potential investments that were not executed and were thus expensed in the current quarter.

Realized and Unrealized (Loss) Gain on Investments

For the three months ended September 30, 2008, we realized a net loss of $2.5 million, mostly attributable to the settlement of Lexicon, on sale of Non-Control/Non-Affiliate investments. We also recorded net unrealized depreciation of investments in the aggregate amount of $329. For the three months ending September 30, 2007, we recognized a net loss of $3 resulting from additional legal expenses incurred in connection with the sale of one of our senior syndicated loans during the first quarter. We recorded net unrealized depreciation of investments in the aggregate amount of $7.4 million.

At September 30, 2008, the fair value of our investment portfolio was less than the cost basis of our portfolio by $21.3 million, representing net unrealized depreciation of approximately $329 for the quarter. At September 30, 2007, the fair value of our investment portfolio was less than the cost basis of our portfolio by $5.6 million representing net unrealized depreciation of $7.4 million for the quarter. The unrealized depreciation during the quarter ended September 30, 2008, while nominal overall, included declines in the market value of certain investments including Acme Cryogenics, B-Dry, Noble Logistics, Generac, Open Solutions, and Rally Parts. Most of the declines were attributable to our senior syndicated loans and the debt portions of our buyouts, which were offset by increases in the fair value of the equity in certain of our Control and Affiliate investments, including A. Stucki, Cavert Wire, Chase Industries, and Quench. Additionally, the impact of the adoption of SFAS 157 on April 1, 2008 included a modification of our valuation procedures so that the debt portion of bundled investments in non-controlled companies is valued by SPSE, which change had a positive impact on net unrealized appreciation in the amount of $11.0 million. Previously, we valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with board approved valuation policies, which valued the debt securities at the contractual principal balance.

Although our investment portfolio has depreciated, our entire portfolio was fair valued at 94% of cost as of September 30, 2008. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders.

Derivatives

For the three months ended September 30, 2008 and 2007, the fair market value of our interest rate cap agreements purchased in October 2007 and February 2008 remained flat.

Net Increase (Decrease) in Net Assets from Operations

For the three months ended September 30, 2008, we recorded a net increase in net assets resulting from operations of $956 as a result of the factors discussed above. Our net increase (decrease) in net assets from operations per basic and diluted weighted average common share for the quarters ended September 30, 2008 and 2007 were $0.04 and ($0.26), respectively. For the three months ended September 30, 2007, we recorded a net decrease in net assets resulting from operations of $4.4 million. We will continue to incur base management fees which are likely to increase as our investment portfolio grows, and we may begin to incur incentive fees. Our administrative expenses payable to our Administrator are also likely to grow during future periods as our average assets grow in comparison to our average assets at June 30, 2008 and as the expenses incurred by our Administrator to support our operations increase.

Six months ended September 30, 2008 compared to the six months ended September 30, 2007

Investment Income

Investment income for the six months ended September 30, 2008 was $12,854, as compared to investment income of $13,456 for the six months ended September 30, 2008.

Interest income from our investments in debt securities of private companies was $12,222 for the six months ended September 30, 2008, as compared to $13,307 for the comparable prior year period. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased $1.1 million, or 0.8%, during the six months ended September 30, 2008 compared to the prior year period, as the cost basis of our outstanding loans remained relatively comparable between the two periods.

Interest income from Non-Control/Non-Affiliate investments was $4,458 for the six months ended September 30, 2008, as compared to $7,329 for the comparable prior year period. This decrease was mainly the result of an overall decrease in the balance of Non-Control/Non-Affiliate investments held during the six months ended September 30, 2008 as compared to the prior year period. Drops in LIBOR, due to the instability and tightening of the credit markets, during the current six months accentuated this decrease.

Interest income from Control investments was $5,304 for the six months ended September 30, 2008, as compared to $5,177 for the comparable prior year period. The addition of two Control investments over the prior year period drove this increase and helped to offset the impact of lower interest rates and the reclassification of Quench as an Affiliate investment.

Interest income from Affiliate investments was $2,460 for the six months ended September 30, 2008, as compared to $801 for the comparable prior year period. This increase is attributable to interest earned on three additional Affiliate investments held during the six months ended September 30, 2008 that were not held during the prior year period, as well as the reclassification of Quench as an Affiliate investment.

The interest-bearing investment portfolio had an average cost basis of approximately $300.0 million for the six months ended September 30, 2008, as compared to an average cost basis of $279.1 million for the six months ended September 30, 2007. The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Six months ended September 30, 2008

	Interest
Company	Income	%
Chase II Holdings Corp.	$1,429	11.7%
A. Stucki Holding Corp.	1,346	11.0%
Acme Cryogenics, Inc.	848	6.9%
Cavert II Holding Corp.	826	6.8%
Danco Acquisition Corp.	809	6.6%
Subtotal	$5,258	43.0%
Other companies	6,964	57.0%
Total portfolio interest income	$12,222	100.0%

Six months ended September 30, 2007

	Interest
Company	Income	%
A. Stucki Holding Corp.	$1,782	13.4%
Chase II Holdings Corp.	1,547	11.6%
Acme Cryogenics, Inc.	848	6.4%
Noble Logistics, Inc.	802	6.0%
Quench Holdings Corp.	745	5.6%
Subtotal	$5,724	43.0%
Other companies	7,583	57.0%
Total portfolio interest income	$13,307	100.0%

The annualized weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 7.81% for the six months ended September 30, 2008 and 9.12% for the six months ended September 30, 2007. This decrease is largely the result of declining interest rates. This has been offset, to some extent, by the increase in the size of our portfolio of investments in non-syndicated loans that typically bear higher interest rates than those of syndicated loans.

Interest income from cash and equivalents was $46 for the six months ended September 30, 2008, as compared to $114 for the comparable prior year period. This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to our use of the proceeds from repayments on outstanding loans during the quarter to pay down our line of credit.

Other income was $586 for the six months ended September 30, 2008, as compared to $35 for the comparable prior year period. Other income is normally comprised of loan amendment fees that are received from portfolio companies and are amortized over the remaining life of the respective loans. However, in the current period, we recognized as ordinary income $567 of dividends received on the restructuring of one of our Control investments (Quench). An additional $50 of dividends that were received was recorded as a reduction of our basis in the investment. The residual balance in other income is comprised of loan amendment fees that are amortized over the remaining lives of the respective loans and other miscellaneous income amounts.

Operating Expenses

Operating expenses, excluding any voluntary and irrevocable credits to the base management fee, were $7,290 for the six months ended September 30, 2008, compared to $8,460 for the comparable prior year period.

Loan servicing fees of $2,511 were incurred for the six months ended September 30, 2008, as compared to $2,454 for the comparable prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser in connection with our credit facility established in October 2006, which is based on the size of the aggregate outstanding loan portfolio. These fees reduced the amount of the management fee due to our Adviser as noted above. Loan servicing fees for the six months ending September 30, 2008 remained steady when compared to the prior year period in conjunction with comparable loan portfolio balances for the two periods.

Base management fees were $861 for the six months ended September 30, 2008, as compared to $812 for the comparable prior year period. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the condensed consolidated financial statements, and is summarized in the table below:

	Six months ended
	September 30,	September 30,
	2008	2007
Base management fee	$861	$812

Credits to base management fee from Adviser:
Credit for investment advisory fees received by Adviser	(463)	(735)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(807)	(152)
Credit to base management fee from Adviser	(1,270)	(887)

Net base management fee	$(409)	$(75)

(1)           The board of our Adviser voluntarily waived, for the six months ended March 31, 2008 and 2007, the annual 2.0% base management fee to 0.5% for senior syndicated loan participations.

The administration fee payable to our Administrator was $447 for the six months ended September 30, 2008, as compared to $436 for the comparable prior year period. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. The increase was mainly attributable to the personnel growth of our Administrator when compared to the prior year period; however, this was somewhat offset by a decrease in our total assets in relation to the other funds serviced by our Administrator.

Interest expense for the six months ended September 30, 2008 was $2,186, as compared to $3,438 for the comparable prior year period. Interest expense results from borrowings on our credit facility, which were used to finance our investment purchases during the period. Interest expense decreased for the current six months due to less borrowings on our credit facility throughout the six months ended September 30, 2008 when compared to the prior year period, as the majority of the proceeds from repayments on outstanding loans and our rights offering were used to pay down the outstanding balance.

Amortization of deferred finance costs was $278 for the six months ended September 30, 2008, as compared to $426 for the comparable prior year period. These costs are directly attributable to the amortization of the capitalized finance costs associated with our credit facility that was established in October 2006.

Professional fees were $314 for the six months ended September 30, 2008, as compared to $266 for the comparable prior year period. Professional fees primarily consist of legal, fees and audit and accounting fees. The increase is mainly due to an increase in direct consulting and legal fees incurred on potential investments, as well as a slight increase in audit fees for the same comparable periods.

Stockholder related costs were $301 for the six months ended September 30, 2008, as compared to $195 for the comparable prior year period. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing fees, SEC filing fees and press release costs. The increase is primarily attributed to additional expenses incurred related to the solicitation of stockholder proxy votes for our annual meeting of stockholders in August 2008.

Insurance expense was $108 for the six months ended September 30, 2008, as compared to $136 for the comparable prior year period. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums, and the decrease is directly attributable to a reduction in these premiums for the current policy period.

Directors’ fees were $95 for the six months ended September 30, 2008, as compared to $122 for the comparable prior year period. Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees. The decrease is due to fewer committee meetings held in the current year period.

Taxes and licenses expense was $67 for the six months ended September 30, 2008, as compared to $83 for the comparable prior year period. These expenses consist primarily of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.

General and administrative expenses were $122 for the six months ended September 30, 2008, as compared to $92 for the comparable prior year period. General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses. The overall increase is mainly due to capitalized costs incurred in relation to potential investments that were not executed and were thus expensed in the current period.

Realized and Unrealized Loss on Investments

For the six months ended September 30, 2008, we recognized a net loss on the sale of nine syndicated loan participations and the write off of another senior syndicate loan for an aggregate net loss on sale of non-control/non-affiliate investments of $4.2 million, and we recorded net unrealized depreciation of investments in the aggregate amount of $6.1 million. For the six months ended September 30, 2007, we recognized a net loss of $52 resulting from additional legal expenses incurred in connection with the sale of one of our senior syndicated loans during the first quarter of fiscal year 2008. We recorded net unrealized depreciation of investments in the aggregate of $1.9 million for the six months ended September 30, 2007. The unrealized depreciation during the six months ended September 30, 2008, included declines in the market value of certain loan portions of our investments, including Acme Cryogenics, B-Dry, Noble Logistics, Quench, Generac, Open Solutions, and Rally Parts. Additionally, the impact of the adoption of SFAS 157 during the six months ended September 30, 2008 included a modification of our valuation procedures so that the debt portion of bundled investments in non-controlled companies is valued by SPSE, which change had a positive impact on net unrealized appreciation in the amount of $11.0 million. Previously, we valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with board approved valuation policies, which valued the debt securities at the contractual principal balance.

Derivatives

For the six months ended September 30, 2008 and 2007, the fair market value of our interest rate cap agreements purchased in October 2007 and February 2008 remained flat.

Net (Decrease) Increase in Net Assets from Operations

Overall, we realized a net decrease in net assets resulting from operations of $3,527 for the six months ended September 30, 2008 as a result of the factors discussed above. Our net (decrease) increase in net assets from operations per basic and diluted weighted average common share for the six months ended September 30, 2008 and 2007 was ($0.17) and $0.24, respectively. For the six months ended September 30, 2007, we realized a net increase in net assets resulting from operations of $3,903.

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2008 was approximately $7.9 million and consisted primarily of principal loan repayments, net unrealized depreciation of our investments, and the sale of existing portfolio investments, offset by the purchase of one new control investment and one new affiliate investment. Net cash used in operating activities for the six months ended September 30, 2007 was approximately $53.1 million and consisted primarily of the purchase of new investments, offset by quarterly income, principal loan repayments and a decrease in the amount due from our custodian.

A summary of our investment activity for the six months ended September 30, 2008 and September 30, 2007 is as follows:

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Realized Losses
June 30, 2008	$8,980	$3,493	$13,246	$(1,717)
September 30, 2008	27,632	18,791	50	(2,498)
Total	$36,612	$22,284	$13,296	$(4,215)

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Realized Losses
June 30, 2007	$72,601	$21,358	$5,809	$(49)
September 30, 2007	41,183	16,948	—	(3)
Total	$113,784	$38,306	$5,809	$(52)

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining six months ending March 31:	2009	$8,872
For the fiscal year ending March 31:	2010	13,621
	2011	39,354
	2012	58,800
	2013	52,854
	Thereafter	132,447
	Total contractual repayments	$305,948
	Investments in equity securities	41,597
	Unamortized premiums on debt securities	58
	Total	$347,603

Financing Activities

During the six months ended September 30, 2008, net cash provided by financing activities was approximately $16.6 million, which primarily consisted of the Rights Offering (defined below) for net proceeds of $40.6 million, partially offset by net repayments under our credit facility of $13.9 million and dividends paid of $10.2 million. During the six months ended September 30, 2007, we recorded net borrowings under our credit facility of $46.1 million which were used to purchase new investments.

Issuance of Equity

During fiscal year 2008, we filed a registration statement on Form N-2 (File No. 333-147185) (the “Registration Statement”) with the SEC, which permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights and/or debt securities, of which, to date, we have issued $41.3 million in common stock, which leaves a remaining capacity of $258.7 million. To date, we have incurred approximately $642 of costs in connection with the Registration Statement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At September 30, 2008, our stock was trading at $6.88, representing a 35% discount to our net asset value of $10.57 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

We raised additional capital within these regulatory constraints in April 2008 through an offering of transferable subscription rights to purchase additional shares of common stock (the “Rights Offering”). Pursuant to the Rights Offering completed during April 2008, we sold 5,520,033 shares of our common stock at a subscription price of $7.48, which represented a purchase price equal to 93% of the weighted average closing price of our stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by us, were approximately $40.7 million and were used to repay outstanding borrowings under our line of credit. Should our common stock continue to trade below its net asset value per share, we may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that we will be successful in our efforts to raise capital. However, during our annual stockholders meeting on August 7, 2008, our stockholders approved a proposal that now allows us to sell shares of our common stock at a price below our then current net asset value per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting.

Future Capital Resources

During our annual stockholders meeting on August 7, 2008, our stockholders approved a proposal that allows us to  issue long-term rights,  including warrants to purchase shares of our common stock at an exercise price per share that will not be less than the greater of the market value or net asset valued of our common stock at a time such rights may be issued.

Dividends

In order to qualify as a RIC, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash dividends of $0.08 per common share for July, August and September 2008. In October 2008, our Board of Directors declared a monthly dividend of $0.08 per common share for each of October, November, and December 2008.

For the three months ended September 30, 2008, our dividends payment of approximately $5.3 million exceeded our net investment income (including net realized losses) by approximately $4.0 million. We declared these dividends based on our estimates of net investment income for the fiscal year. Our investment pace continues to be slower than expected in our third year of operations and, consequently, our net investment income was lower than our original estimates.

Revolving Credit Facility

On October 19, 2006, through our wholly-owned subsidiary, Business Investment, we initially obtained a $100 million revolving credit facility (the “Credit Facility”), and we executed a purchase and sale agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration for a membership interest therein. Simultaneously, Business Investment executed a credit agreement (the “Credit Agreement”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”), as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility was subsequently amended and extended such that the borrowing capacity was raised to $200 million.

On October 16, 2008, the Credit Facility was further amended and extended such that the borrowing capacity was reduced to $125 million and availability under the Credit Facility was extended to April 16, 2009. Any advances under the Credit Facility will generally bear interest at the commercial paper rate plus 3.5% per annum, with a commitment fee of 0.75% per annum on the undrawn amounts. There was no fee in connection with this renewal.

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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of September 30, 2008 and through the date of our Credit Facility amendment on October 16, 2008, Business Investment was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

Our Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of September 30, 2008 and October 16, 2008, we were in compliance with our covenants under the performance guaranty.

Through November 4, 2008, the date of this filing, the remaining borrowing capacity available under the credit facility was approximately $1.0 million, and there was an outstanding principal balance of 117.3 million at an interest rate of approximately 3.9%.

Contractual Obligations and Off-Balance Sheet Arrangements

We did not have any signed investments to be funded or any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates. Currently, our portfolio consists of the following breakdown in relation to all outstanding debt:

52%	variable rates
29%	variable rates with a floor
19%	fixed rates
100%	total

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended September 30, 2008 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the SEC on May 21, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the SEC on May 21, 2008.

The current state of the economy and the capital markets increases the possibility of adverse effects on our financial position and results of operations. Continued economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. Continued adversity in the capital markets could impact our ability to raise capital and reduce our volume of new investments.

The United States has entered into an economic downturn. The economic downturn generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital. The longer these conditions persist, the greater the probability that these factors could have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may be susceptible to the economic downturn, which may affect the ability of one of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, therefore the number of our non-performing assets are likely to increase and the fair market value of our portfolio is likely to decrease during these periods. The economic downturn may also decrease the value of collateral securing some of our loans as well as the value of our equity investments which would decrease our ability to borrow under our credit facility or raise equity capital thereby reducing our ability to make new investments.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the United States.

The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations.

Higher taxation of our portfolio companies may impact our quarterly and annual operating results.

The economic downturn’s adverse affect on federal, states’, and municipalities’ revenues may induce these government entities to raise various state and local taxes to make up for lost revenues. Additional taxation may have an adverse affect on our portfolio companies’ earnings and reduce their ability to repay our loans to them thus affecting our quarterly and annual operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 7, 2008, we held our Annual Meeting of Stockholders in Mclean, Virginia. Stockholders voted and approved the following matters:

1. Election of Directors: Stockholders elected directors, each of whom will serve for a three year term expiring at the 2011 Annual Meeting of Stockholders, or until his or her successor is elected and qualified. Votes were cast as follows:

	FOR	WITHHELD
Michela A. English	19,496,713	823,018
Anthony W. Parker	19,507,247	812,484
Gerard Mead	19,507,222	812,509
George Stelljes, III	17,799,473	2,250,258

The following directors are continuing directors of the Company for their respective terms — Maurice W. Colon, Terry Lee Brubaker, David A.R. Dullum, Paul W. Adelgen, John H. Outland and David Gladstone.

2. Approval to authorize us to offer and issue long-term rights, including warrants, to purchase shares of our common stock at an exercise price per share that will not be less than the greater of the market value or net asset value of our common stock at the time such rights are issued. Votes were cast as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
13,873,457	895,312	194,111	5,356,851

3. Approval to authorize us to sell shares of our common stock at a price below our then current net asset value per share. Votes were cast as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
11,441,280	3,288,369	233,231	5,536,851

4. Ratification of the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2009. Votes were cast as follows:

FOR	AGAINST	ABSTAIN
19,975,066	210,501	134,165

ITEM 5. OTHER INFORMATION.

 Not applicable

ITEM 6. EXHIBITS

 See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Mark Perrigo
Mark Perrigo
Chief Financial Officer

Date: November 4, 2008

EXHIBIT INDEX

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed September 21, 2005.
3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed on July 10, 2007.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed September 21, 2005.
10.1

Investment Advisory and Management Agreement between the Company and Gladstone Management Corporation, dated September 22, 2005 and incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on September 14, 2006 (renewed on September 23, 2008).

10.2

Administration Agreement between the Company and Gladstone Administration, LLC, dated September 22, 2005 and incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed September 14, 2006 (renewed on September 23, 2008).

10.3

Amended and Restated Credit Agreement by and among Gladstone Business Investment LLC, Deutsche Bank AG and certain other parties, dated as of October 16, 2008, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on October 16, 2008.

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