Form 10-Q
period 2008-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2009-02-02
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2008

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
Yes ☐  No ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of January 30, 2009 were 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2008	2008
ASSETS
Non-Control/Non-Affiliate investments (Cost 12/31/08: $138,599; Cost 3/31/08:$166,416)	$107,208	$142,739
Control investments (Cost 12/31/08: $152,395; Cost 3/31/08: $138,354)	167,175	145,407
Affiliate investments (Cost 12/31/08: $63,175; Cost 3/31/08: $46,035)	50,912	47,458
Total investments at fair value (Cost 12/31/08: $354,169; Cost 3/31/08: $350,805)	325,295	335,604
Cash and cash equivalents	13,123	9,360
Interest receivable	1,616	1,662
Prepaid insurance	153	90
Deferred finance costs	—	324
Due from Custodian	2,430	4,399
Due from Adviser (Refer to Note 4)	—	89
Other assets	470	765
TOTAL ASSETS	$343,087	$352,293

LIABILITIES
Fee due to Administrator (Refer to Note 4)	$195	$208
Fee due to Adviser (Refer to Note 4)	55	—
Borrowings under line of credit	117,864	144,835
Accrued expenses	717	716
Other liabilities	139	89
TOTAL LIABILITIES	118,970	145,848
NET ASSETS	$224,117	$206,445

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,080,133 and 16,560,100 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	$22	$16
Capital in excess of par value	264,762	224,173
Net unrealized depreciation of investment portfolio	(28,874)	(15,201)
Net unrealized depreciation of derivative	(53)	(53)
Accumulated net investment loss	(11,740)	(2,490)
TOTAL NET ASSETS	$224,117	$206,445

NET ASSETS PER SHARE	$10.15	$12.47

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Senior Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (6.1%, Due 5/2013) (3)	$1,659	$1,224
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (4.2%, Due 8/2014) (3)	2,955	2,261
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (5.4%, Due 8/2014) (3)	1,888	1,492
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (4.0%, Due 2/2012) (3)	3,167	2,750
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (3.7%, Due 2/2012) (3)	7,795	6,285
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (3.7%, Due 1/2012) (3)	4,418	3,801
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (6.7%, Due 11/2013) (3)	6,869	5,162
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (5.5%, Due 10/2011) (3)	3,399	2,768
Hargray Communications Group, Inc.	Service - triple-play (cable, phone, internet) provider	Senior Term Debt (3.4%, Due 6/2014) (3)	894	626
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (5.4%, Due 5/2014) (3)	3,848	2,873
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (2.2%, Due 4/2014) (3)	1,971	1,421
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (5.6%, Due 7/2013) (3)	3,920	3,188
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (5.5%, Due 7/2013) (3)	9,863	7,252
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (5.8%, Due 5/2014) (3)	3,951	2,590
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (3.7%, Due 6/2014) (3)	1,904	1,331
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (2.5%, Due 5/2013) (3)	987	725
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (6.5%, Due 11/2010) (3)	5,933	5,162
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (5.3%, Due 10/2013) (3)	3,973	3,121
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (3.3%, Due 3/2014) (3)	8,673	6,120
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (6.0%, Due 1/2014) (3)	2,656	1,936
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (5.6%, Due 8/2012) (3)	7,549	6,079
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (6.1%, Due 4/2014) (3)	1,955	1,367
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (3.7%, Due 4/2014) (3)	6,895	5,026
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (4.1%, Due 11/2012) (3)	1,914	1,462
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (3.6%, Due 9/2013) (3)	1,876	1,391
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (3.6%, Due 11/2013) (3)	2,471	1,769
RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (non-accrual) (8)	4,553	2,048
SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (7.8%, Due 4/2014) (3)	2,957	2,107
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (4.1%, Due 12/2011) (3)	1,475	1,226
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011) (3)	2,598	2,386

Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (4.7%, Due 12/2011) (3)	4,131	3,527
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (2.7%, Due 2/2013) (3)	2,900	2,139
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (4.4%, Due 6/2014) (3)	1,910	1,466
West Corporation	Service - business process outsourcing	Senior Term Debt (3.5%, Due 10/2013) (3)	3,331	2,446
Subtotal - Senior Syndicated Loans			$127,238	$96,527

Non-Syndicated Loans
B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $300 available (10.5%, Due 10/2009)	$450	$442
		Senior Term Debt (10.0%, Due 5/2014) (5)	6,681	6,447
		Senior Term Debt (10.0%, Due 5/2014) (5)	3,930	3,792
		Common Stock Warrants (4)	300	—
			11,361	10,681

Total Non-Control/Non-Affiliate Investments			$138,599	$107,208

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS

A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (6.4%, Due 3/2012)	$11,782	$11,782
		Senior Term Debt (8.7%, Due 3/2012) (6)	10,587	10,587
		Senior Subordinated Term Debt (13%, Due 3/2014)	8,586	8,586
		Preferred Stock (4)	4,387	5,034
		Common Stock (4)	130	12,635
			35,472	48,624

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	7,557
		Common Stock (4)	1,045	—
		Common Stock Warrants (4)	25	—
			22,554	22,057

ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver, $400 available (non-accrual, Due 3/2010)	1,600	—
		Senior Subordinated Term Debt (non-accrual, Due 1/2012)	5,250	—
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			9,354	—

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility, $1,200 available (8.0%, Due 10/2010)	1,800	1,800
		Senior Term Debt (8.3%, Due 10/2012)	5,850	5,850
		Senior Term Debt (10.0%, Due 10/2012) (6)	3,000	3,000
		Senior Subordinated Term Debt (13%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,503
		Common Stock (4)	69	906
			19,500	20,730

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility, $1,105 available (5.9%, Due 3/2009)	3,395	3,395
		Senior Term Debt (8.8%, Due 3/2011)	9,075	9,075
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,720	7,720
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Redeemable Preferred Stock (4)	6,961	9,089
		Common Stock (4)	61	7,620
			33,380	43,067

Country Club Enterprises, LLC	Service – golf cart distribution	Subordinated Term Debt (14.0% Due 11/2014) (7)	7,000	7,000
		Preferred Stock (4), (7)	3,725	3,725
			10,725	10,725

Galaxy Tool Holding Corp.	Manufacturing - aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	17,250	17,250
		Preferred Stock (4)	4,112	4,333
		Common Stock (4)	48	389
			21,410	21,972

Total Control Investments			$152,395	$167,175

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

AFFILIATE INVESTMENTS

Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility, $2,600 available (9.3%, Due 10/2010)	$400	$376
		Senior Term Debt (9.3%, Due 10/2012) (5)	5,100	4,807
		Senior Term Debt (11.5%, Due 4/2013) (5)	9,135	8,496
		Redeemable Preferred Stock (4)	2,500	2,664
		Common Stock Warrants (4)	3	—
			17,138	16,343

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $2,000 available (9.0%, Due 3/2011)	—	—
		Senior Term Debt (9.0%, Due 3/2013) (5)	2,406	2,346
		Senior Term Debt (12.0%, Due 3/2014) (5), (6)	7,245	7,037
		Common Stock (4)	500	586
		Common Stock Warrants (4)	277	342
			10,428	10,311

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility, $-0- available (7.4%, Due 12/2009)	2,000	1,598
		Senior Term Debt (10.5%, Due 12/2011) (5)	5,727	4,574
		Senior Term Debt (12.5%, Due 3/2011) (5), (6)	7,300	5,831
		Preferred Stock (4)	1,750	—
		Common Stock (4)	1,682	—
			18,459	12,003

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013) (5)	8,000	5,200
		Preferred Stock (4)	2,950	1,433
		Common Stock Warrants (4)	447	—
			11,397	6,633

Tread Corp.	Service - regional medical laboratories	Senior Term Debt (12.5%, Due 5/2013) (5)	5,000	4,875
		Preferred Stock (4)	750	747
		Common Stock Warrants (4)	3	—
			5,753	5,622

Total Affiliate Investments			$63,175	$50,912

Total Investments			$354,169	$325,295

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at December 31, 2008, and due date represents the contractual maturity date.
(3)	Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of December 31, 2008.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at December 31, 2008.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
(7)	Valued at cost due to recent acquisition.
(8)	Security valued based on the indicative bid price on or near December 31, 2008, offered by the respective syndication agent’s trading desk, or secondary desk.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$2,339	$3,892	$6,797	$11,220
Control investments	3,068	2,866	8,372	8,043
Affiliate investments	1,478	700	3,938	1,502
Cash and cash equivalents	21	80	67	194
Total interest income	6,906	7,538	19,174	20,959
Other income	96	6	682	41
Total investment income	7,002	7,544	19,856	21,000

EXPENSES
Loan servicing fee (Refer to Note 4)	1,258	1,287	3,769	3,741
Base management fee (Refer to Note 4)	442	498	1,303	1,310
Administration fee (Refer to Note 4)	195	211	642	647
Interest expense	1,823	2,381	4,009	5,819
Amortization of deferred finance costs	46	169	324	595
Professional fees	69	90	383	356
Stockholder related costs	112	25	413	220
Insurance expense	57	47	165	183
Directors fees	50	55	145	177
Taxes and licenses	16	42	83	125
General and administrative expenses	41	39	163	130
Expenses before credit from Adviser	4,109	4,844	11,399	13,303
Credits to base management fee (Refer to Note 4)	(694)	(1,046)	(1,964)	(1,932)
Total expenses net of credit to base management fee	3,415	3,798	9,435	11,371
NET INVESTMENT INCOME	3,587	3,746	10,421	9,629

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS AND DERIVATIVE
Realized loss on sale of Non-Control/Non-Affiliate investments	—	(146)	(4,215)	(198)
Net unrealized depreciation of Non-Control/Non-Affiliate investments	(6,988)	(2,835)	(7,714)	(10,672)
Net unrealized appreciation of Control investments	1,755	4,487	7,728	9,942
Net unrealized (depreciation) appreciation of Affiliate investments	(2,294)	(148)	(13,687)	306
Net unrealized appreciation of derivative	—	5	—	5
Net (loss) gain on investments	(7,527)	1,363	(17,888)	(617)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,940)	$5,109	$(7,467)	$9,012

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.18)	$0.31	$(0.35)	$0.54

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	16,560,100	21,367,871	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2008	2007
Operations:
Net investment income	$10,421	$9,629
Realized loss on sale of investments	(4,215)	(198)
Net unrealized depreciation of portfolio	(13,673)	(424)
Unrealized appreciation of derivative	—	5
Net (decrease) increase in net assets from operations	(7,467)	9,012

Capital transactions:
Issuance of common stock	41,290	—
Shelf offering registration costs	(695)	(32)
Distributions to stockholders	(15,456)	(11,426)
Increase (decrease) in net assets from capital transactions	25,139	(11,458)

Total increase (decrease) in net assets	17,672	(2,446)

Net Assets
Beginning of period	206,445	222,819
End of period	$224,117	$220,373

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(7,467)	$9,012
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(47,655)	(157,335)
Principal repayments of investments	26,753	59,723
Proceeds from the sale of investments	13,296	15,697
Net unrealized depreciation of investment portfolio	13,673	424
Net unrealized appreciation of derivative	—	(5)
Net realized loss on sales of investments	4,215	198
Net amortization of premiums and discounts	27	209
Amortization of deferred finance costs	324	596
Decrease (increase) in interest receivable	46	(660)
Decrease in due from custodian	1,969	9,282
Increase in prepaid insurance	(63)	(255)
Decrease (increase) in other assets	295	(150)
Increase (decrease) in other liabilities	50	(14)
(Decrease) increase in administration fee payable to Administrator (See Note 4)	(13)	49
Increase (decrease) in base management fee payable to Adviser (See Note 4)	137	(244)
Increase in loan servicing fee payable to Adviser (See Note 4)	7	11
Increase in accrued expenses	1	387
Net cash provided by (used in) operating activities	5,595	(63,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	40,595	(32)
Borrowings from line of credit	133,000	196,350
Repayments of line of credit	(159,971)	(145,887)
Deferred finance costs	—	(430)
Distributions paid	(15,456)	(11,426)
Net cash (used in) provided by financing activities	(1,832)	38,575

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,763	(24,500)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,360	37,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,123	$13,289

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Per Share Data (1)
Balance at beginning of period	$10.57	$13.24	$12.47	$13.46

Income from investment operations:
Net investment income (2)	0.16	0.23	0.49	0.58
Realized loss on sale of investments (2)	—	(0.01)	(0.20)	(0.01)
Net unrealized (depreciation) appreciation of investments (2)	(0.34)	0.09	(0.64)	(0.03)
Total from investment operations	(0.18)	0.31	(0.35)	0.54

Distributions to stockholders:
Net investment income	(0.24)	(0.24)	(0.72)	(0.69)
Total distributions (3)	(0.24)	(0.24)	(0.72)	(0.69)

Rights offering costs	—	—	(0.03)	—
Effect of distribution of stock rights offering after record date (4)	—	—	(1.22)	—
Net asset value at end of period	$10.15	13.31	$10.15	$13.31

Per share market value at beginning of period	$6.81	$12.84	$9.32	$14.87
Per share market value at end of period	$4.91	$9.81	$4.91	$9.81
Total return (5)	(19.59)%	(21.93)%	(41.23)%	(30.31)%
Shares outstanding at end of period	22,080,133	16,560,100	22,080,133	16,560,100

Statement of Assets and Liabilities Data:
Net assets at end of period	$224,117	$220,373	$224,117	$220,373
Average net assets (6)	$229,256	$218,176	$232,053	$221,453

Senior Securities Data:
Borrowings under line of credit	$117,864	$150,463	$117,864	$150,463
Asset coverage ratio (7) (8)	290%	246%	290%	246%
Asset coverage per unit (8)	$2,901	$2,465	$2,901	$2,465

Ratios/Supplemental Data:
Ratio of expenses to average net assets (9) (10)	7.17%	8.88%	6.55%	8.01%
Ratio of net expenses to average net assets (9) (11)	5.96%	6.96%	5.42%	6.85%
Ratio of net investment income to average net assets (9)	6.26%	6.87%	5.99%	5.80%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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
(5)

Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on estimated character of our distributions, please refer to Note 9.

(6)	Calculated using the average of the ending monthly net assets for the respective periods.
(7)	As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets to total borrowings.
(8)

Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

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

DECEMBER 31, 2008

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

Investment Valuation Policy

The Company carries its investments at market value to the extent that market quotations are readily available and reliable, and otherwise at fair value, as determined in good faith by its Board of Directors.  In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”).  The Policy is approved by the Company’s Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently, and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

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

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted price.  In valuing these assets, the Company assesses trading activity in an asset class, evaluates variances in prices and other market insights to determine if any available quote prices are reliable.  If the Company concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.

The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will continue to apply the DCF methodology in illiquid markets until quoted prices based on trading activity are deemed reliable.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and/or equity securities.

(1)         Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit Paid in Kind (“PIK”) interest to SPSE for their evaluation when it is determined the PIK interest is likely to be received.

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company.

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: The Company values Non-Public Debt Securities and equity or equity-like securities that are purchased together from the same “non-controlled” portfolio company, or issuer, by valuing the debt portion with SPSE (as described above) and valuing the equity portion based principally on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. At December 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $4.6 million and one Control investment was on non-accrual with a cost basis of approximately $6.9 million, or an aggregate of 3.7% of the cost basis of all loans in our portfolio. At March 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million and one Control investment was on non-accrual with a cost basis of approximately $6.0 million, or an aggregate of 2.8% of the cost basis of all loans in our portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. To date, the Company has not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. To date, the Company has not accrued any dividend income.

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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 (defined below)  in a market that is not active. More specifically, FSP 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction.  FSP 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, FSP 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance in FSP 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP 157-3 are accounted for as a change in accounting estimate. The Company adopted this pronouncement during the quarter ended December 31, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of this pronouncement will have a material impact on the reporting of its derivatives.

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

NOTE 3. INVESTMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS 157”), which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS 157 on April 1, 2008. In part, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

At December 31, 2008, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by SFAS 157:

	As of December 31, 2008
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$107,208	$107,208
Control investments	—	—	167,175	167,175
Affiliate investments	—	—	50,912	50,912
Total investments at fair value	$—	$—	$325,295	$325,295

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the nine-month period from March 31, 2008 to December 31, 2008, and for the three-month period from September 30, 2008 through December 31, 2008 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Nine months ended December 31, 2008:
Fair value at March 31, 2008	$142,739	$145,407	$47,458	$335,604
Total realized/unrealized (losses) gains (a)	(11,929)	7,728	(13,687)	(17,888)
New investments, repayments, and settlements, net	(23,602)	14,040	17,141	7,579
Transfers in (out) of Level 3	—	—	—	—
Fair value as of December 31, 2008	$107,208	$167,175	$50,912	$325,295

Three months ended December 31, 2008:
Fair value at September 30, 2008	$115,133	$157,246	$53,877	$326,256
Total realized/unrealized (losses) gains (a)	(6,988)	1,755	(2,294)	(7,527)
New investments, repayments, and settlements, net	(937)	8,174	(671)	6,566
Transfers in (out) of Level 3	—	—	—	—
Fair value as of December 31, 2008	$107,208	$167,175	$50,912	$325,295

(a) Realized/unrealized gains and losses are reported on the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2008.

Non-Control and Non-Affiliate Investments

At December 31, 2008 and March 31, 2008, the Company held investments in Non-Control/Non-Affiliates of approximately $107.2 million and $142.7 million, at fair value, respectively. These investments were comprised primarily of syndicated loan participations of senior notes of private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. Included in Non-Control/Non-Affiliate investments, at both December 31, 2008 and March 31, 2008, the Company also held common stock warrants of one Non-Control/Non-Affiliate company, which carried fair values of $-0- and $265, respectively. At December 31, 2008 and March 31, 2008, the Company’s investments, at fair value, in Non-Control/Non-Affiliates represented approximately 48% and 69%, respectively, of the Company’s net assets.

Control and Affiliate Investments

At December 31, 2008 and March 31, 2008, the Company had investments in Control and Affiliates, at fair value, of approximately $156.5 million and $142.2 million, respectively, in revolving credit facilities, senior debt and subordinated debt. In addition, at December 31, 2008 and March 31, 2008, the Company held, at fair value, approximately $61.6 million and $50.7 million, respectively, in preferred and common equity of those companies.

At December 31, 2008 and March 31, 2008, the Company’s investments in Control investments, at fair value, represented approximately 75% and 70%, respectively, of the Company’s net assets. Also, at both December 31, 2008 and March 31, 2008, the Company’s investments in Affiliate investments, at fair value, represented approximately 23% of the Company’s net assets.

Investment Activity

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

On September 11, 2008, the Company invested approximately $3.1 million in A. Stucki (“Stucki”) in the form of additional debt to the existing senior subordinated term debt for Stucki’s acquisition of the assets of Alco Spring Industries, Inc. (“Alco”).  Alco, located in Chicago, IL, is one of the last independent manufacturers of hot wound springs for the transportation and heavy equipment industries.  This investment carries the same terms as the original senior subordinated term debt facility. The Company’s equity securities and ownership did not change as a result of this transaction.

On November 10, 2008, the Company invested approximately $10.7 million in Country Club Enterprises, LLC (“CCE”), comprised of approximately $3.7 million in preferred stock and $7.0 million in subordinated term debt.  CCE, headquartered in Wareham, MA, was founded in 1975 and is one of the largest distributors of golf carts in the United States.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of the Company’s control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500,000 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor.  The Finance Facility is secured by the assets of the Company.  As of December 31, 2008, the Company has not been required to make any payments on the guaranty of the Finance Facility.

Investment Concentrations

Approximately 61.6% of the aggregate fair value of the Company’s investment portfolio at December 31, 2008 consisted of senior term debt, approximately 19.5% was senior subordinated term debt and approximately 18.9% was preferred and common equity securities. At December 31, 2008, the Company had an aggregate of approximately $354.2 million, at cost, invested in 47 portfolio companies. The following table outlines the Company’s investments by type at December 31, 2008 and March 31, 2008:

	December 31, 2008		March 31, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$237,423	$200,357	$269,270	$244,878
Senior Subordinated Term Debt	71,424	63,374	43,894	38,644
Subordinated Term Debt	—	—	1,089	1,089
Preferred & Common Equity Securities	45,322	61,564	36,552	50,993
Total Investments	$354,169	$325,295	$350,805	$335,604

Investments at fair value consisted of the following industry classifications at December 31, 2008 and March 31, 2008:

	December 31, 2008			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace and Defense	$21,972	6.8%	9.8%	$—	0.0%	0.0%
Automobile	12,494	3.8%	5.6%	2,074	0.6%	1.0%
Beverage, Food and Tobacco	1,367	0.4%	0.6%	3,454	1.0%	1.7%
Broadcasting and Entertainment	2,817	0.9%	1.3%	3,499	1.1%	1.7%
Buildings and Real Estate	10,681	3.3%	4.8%	11,734	3.5%	5.7%
Cargo Transport	14,142	4.3%	6.3%	20,869	6.2%	10.1%
Chemicals, Plastics and Rubber	22,057	6.8%	9.8%	25,563	7.6%	12.4%
Containers, Packaging and Glass	23,498	7.2%	10.5%	26,286	7.8%	12.7%
Diversified/Conglomerate Manufacturing	59,410	18.3%	26.5%	57,500	17.1%	27.9%
Diversified/Conglomerate Service	27,804	8.6%	12.4%	30,742	9.2%	14.9%
Ecological	—	0.0%	0.0%	422	0.1%	0.2%
Electronics	7,545	2.3%	3.4%	10,689	3.2%	5.2%
Healthcare, Education and Childcare	34,866	10.7%	15.6%	37,238	11.1%	18.0%
Home and Office Furnishings	—	0.0%	0.0%	14,658	4.4%	7.1%
Machinery	64,097	19.7%	28.6%	66,439	19.8%	32.2%
Oil and Gas	5,622	1.7%	2.5%	—	0.0%	0.0%
Personal, Food and Miscellaneous Services	4,011	1.2%	1.8%	6,936	2.1%	3.4%
Printing and Publishing	3,274	1.0%	1.5%	5,299	1.6%	2.6%
Telecommunications	9,638	3.0%	4.3%	12,202	3.6%	5.9%
Total Investments	$325,295	100.0%		$335,604	100.0%

The investments at fair value were included in the following geographic regions of the United States and Canada at December 31, 2008 and March 31, 2008:

	December 31, 2008			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$121,460	37.4%	54.2%	$131,883	39.3%	63.9%
Midwest	110,220	33.9%	49.2%	106,811	31.8%	51.7%
Northeast	18,968	5.8%	8.5%	10,718	3.2%	5.2%
Southeast	44,677	13.7%	19.9%	49,780	14.8%	24.1%
West	29,970	9.2%	13.4%	36,412	10.9%	17.6%
Total Investments	$325,295	100.0%		$335,604	100.0%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending March 31:	2009	$5,499
For the fiscal year ending March 31:	2010	14,057
	2011	33,537
	2012	78,579
	2013	27,341
	2014	98,545
	Thereafter	51,239
	Total contractual repayments	$308,797
	Investments in equity securities	45,322
	Unamortized premiums on debt securities	50
	Total	$354,169

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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the quarters and nine months ended December 31, 2008 and 2007.

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

The following tables summarize the management fees and associated credits reflected in the accompanying consolidated statements of operations:

	Three months ended		Nine months ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Base management fee	$442	$498	$1,303	$1,310

Credits to base management fee from Adviser:
Credit for fees received by Adviser from the portfolio companies	(281)	(536)	(744)	(688)
Fee reduction for the voluntary, irrevocable waiver of 2% fee on senior syndicated loans to 0.5% per annum	(413)	(510)	(1,220)	(1,244)
Credit to base management fee from Adviser	(694)	(1,046)	(1,964)	(1,932)

Net base management fee	$(252)	$(548)	$(661)	$(622)

At December 31, 2008, a resulting base management fee credit of $252 was unpaid and is included as a reduction in the Fee due to Adviser line item in the accompanying condensed consolidated statements of assets and liabilities.  The Fee due to Adviser of $55 also includes loan servicing fees of $302, as discussed below, paid by the Adviser on behalf of the Company.  At March 31, 2008, a base management fee credit of $384 was unpaid and included in Fee due to Adviser in the accompanying condensed consolidated statements of assets and liabilities.  The amount due from Adviser of $89 also includes loan servicing fees of $295.

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

For the three and nine months ended December 31, 2008, the Company recorded loan servicing fees due to the Adviser of $1,258 and $3,769, respectively.  At December 31, 2008, the Company owed $302 of unpaid loan servicing fees to the Adviser, which are netted and recorded in Fee due to Adviser.  At March 31, 2008, there were $295 of loan servicing fees due to the Adviser that were included as a credit in Fee due from Adviser in the accompanying consolidated statements of assets and liabilities, offsetting the base management fee credit due to the Company from the Adviser at that date.

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

The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee was recorded for the three months ended December 31, 2008 or 2007. No capital gains incentive fee was recorded for the three months ended December 31, 2008 or 2007, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by the Adviser under similar agreements.

The Company recorded fees to the Administrator on the consolidated statements of operations of $195 and $642 for the three and nine months ended December 31, 2008, respectively, as compared to administration fees of $211 and $647, respectively, for the three and nine months ended December 31, 2007. As of December 31, 2008 and March 31, 2008, $195 and $208, respectively, was unpaid and included in Fee due to Administrator in the accompanying consolidated statements of assets and liabilities.

On July 9, 2008, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2009.

License Agreement

The Company has entered into a license agreement with the Adviser, pursuant to which the Adviser has granted the Company a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. This license agreement required us to pay the Adviser a royalty fee of ten dollars per quarter through March 31, 2009. The amount of the fee is negotiated on an annual basis by the Company’s compensation committee and must be approved by a majority of the Company’s independent directors. The fee was increased to ten dollars per quarter effective as of April 1, 2008 and, as a result of the last negotiation, will remain at ten dollars for the next contract term which begins on April 1, 2009. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer the Company’s investment adviser.

NOTE 5. LINE OF CREDIT

Through its wholly-owned subsidiary, Business Investment, the Company initially obtained a $100 million revolving credit facility, (the “Credit Facility”). On October 19, 2006, the Company executed a purchase and sale agreement pursuant to which the Company agreed to sell certain loans to Business Investment in consideration for a membership interest therein. Simultaneously, Business Investment executed a credit agreement, the Credit Agreement with Deutsche Bank AG, New York Branch, as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from the Company to secure future advances by certain institutional lenders. Availability under the Credit Facility was subsequently amended and extended such that the borrowing capacity was raised to $200 million.

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

As of January 6, 2009, there was an outstanding principal balance of $115.9 million under the Credit Facility at an interest rate of 2.4%, plus an additional fee related to borrowings of 3.5%, for an aggregate rate of approximately 5.9%. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At January 6, 2009, the remaining borrowing capacity available under the Credit Facility was approximately $9.1 million.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances. As of December 31, 2008, Business Investment was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which we guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires the Company to maintain a minimum net worth of $100 million and to maintain ‘‘asset coverage’’ with respect to ‘‘senior securities representing indebtedness’’ of at least 200%, in accordance with Section 18 of the 1940 Act. As of December 31, 2008, the Company was in compliance with its covenants under the performance guaranty. However, continued compliance with these covenants depends on many factors, some of which are beyond the Company’s control. In particular, depreciation in the valuation of the Company’s assets, which valuation is subject to changing market conditions which are presently very volatile, affects the Company’s ability to comply with these covenants.

Availability under the Credit Facility will terminate on April 16, 2009. If the Credit Facility is not renewed or extended by this date, all principal and outstanding interest will be immediately due and payable.

NOTE 6. INTEREST RATE CAP AGREEMENT

In October 2007, the Company entered into an interest rate cap agreement that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $60 million at a cost of $53. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in October 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%. At December 31, 2008, the interest rate cap agreement had a nominal fair market value.

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

NOTE 7. COMMON STOCK

	Shares	Total Value
Balance at March 31, 2008	16,560,100	$224,189
Issuance of common stock under rights offering	5,520,033	40,595
Balance at December 31, 2008	22,080,133	$264,784

In April 2008, the Company completed an offering of transferable subscription rights to purchase additional shares of common stock (the “Rights Offering”). Pursuant to the Rights Offering, the Company sold 5,520,033 shares of its common stock at a subscription price of $7.48, which represented a purchase price equal to 93% of the weighted average closing price of the Company’s stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by the Company, were approximately $40.6 million and were used to repay a portion of outstanding borrowings under the Company’s line of credit.

NOTE 8.  NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets per common share resulting from operations:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(3,940)	$5,109	$(7,467)	$9,012
Denominator for basic and diluted shares	22,080,133	16,560,100	21,367,871	16,560,100
Basic and diluted net (decrease) increase in net assets resulting from operations per share	$(0.18)	$0.31	$(0.35)	$0.54

NOTE 9. DIVIDENDS AND DISTRIBUTIONS

The following table lists the per common share distributions paid for the nine months ended December 31, 2008 and 2007:

Fiscal Year 2009

Record Date	Payment Date	Distribution Per Share
April 22, 2008	April 30, 2008	$0.08
May 21 2008	May 30, 2008	0.08
June 20, 2008	June 30 2008	0.08
July 23, 2008	July 31, 2008	0.08
August 21, 2008	August 29, 2008	0.08
September 22, 2008	September 30, 2008	0.08
October 23, 2008	October 31, 2008	0.08
November 19, 2008	November 28, 2008	0.08
December 22, 2008	December 31, 2008	0.08
	Total	$0.72

Fiscal Year 2008

Record Date	Payment Date	Distribution Per Share
April 20, 2007	April 30, 2007	$0.075
May 22, 2007	May 31, 2007	0.075
June 21, 2007	June 29, 2007	0.075
July 23, 2007	July 31, 2007	0.075
August 23, 2007	August 31, 2007	0.075
September 20, 2007	September 28, 2007	0.075
October 23, 2007	October 31, 2007	0.08
November 21, 2007	November 30, 2007	0.08
December 20, 2007	December 31, 2007	0.08
	Total	$0.69

Aggregate distributions declared and paid for the three months ended December 31, 2008 and 2007 were approximately $5.3 million and $4.0 million, respectively.  Aggregate distributions declared and paid for the nine months ended December 31,

2008 and 2007 were approximately $15.5 million and $11.4 million, respectively.  All distributions were declared based on estimates of net investment income for the respective fiscal years, and some of the distributions included a return of capital.

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

The following GAAP estimates were made by the Board of Directors during the quarter ended December 31, 2008:

Month Ended	Ordinary Income	Return of Capital	Total Distributions
December 31, 2008	$0.068	$0.012	$0.08
November 30, 2008	0.051	0.029	0.08
October 31, 2008	0.047	0.033	0.08

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly distributions, based on GAAP, will come from ordinary income, capital gains, and returns of capital. Subsequent to the quarter ended December 31, 2008, the following corrections were made to the above listed estimates for that quarter:

Month Ended	Ordinary Income	Return of Capital	Total Distributions
December 31, 2008	$0.061	$0.019	$0.08
November 30, 2008	0.054	0.026	0.08
October 31, 2008	0.047	0.033	0.08

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Month Ended	Ordinary Income	Return of Capital	Total Distributions
January 31, 2009	$0.054	$0.026	$0.08
February 28, 2009	0.054	0.026	0.08
March 31, 2009	0.088	(0.008)	0.08

NOTE 10. CONTRACTUAL OBLIGATIONS

At December 31, 2008, the Company was not a party to any signed investments to be funded.

NOTE 11. SUBSEQUENT EVENTS

On January 13, 2009, the Company’s Board of Directors declared the following monthly cash distributions:

Record Date	Payment Date	Distribution Per Share
January 22, 2009	January 30, 2009	$0.08
February 19, 2009	February 27, 2009	0.08
March 23, 2009	March 31, 2009	0.08

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

General

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

Business Environment

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results, as well as our ability to make new investments. Many of the companies in which we have made or will make investments may also be susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the numbers of our non-performing assets are likely to increase and the fair market value of our portfolio is likely to decrease during these periods.  The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all.  We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market instability persists or intensifies, we may experience difficulty in raising capital.

Challenges in the current market are intensified for us by certain regulatory limitations under the Internal Revenue Code of 1986, as amended (the “Code”) and the 1940 Act, as well as contractual restrictions under the agreement governing our credit facility that further constrain our ability to access the capital markets.  To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.  Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing.  Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our line of credit.  Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.

The economic downturn may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility.  For the quarter ended December 31, 2008, we recorded net unrealized depreciation on our portfolio of investments of $7.5 million, which was mainly attributable to the decrease in fair value of our Non-Control/Non-Affiliate investments.  We may see further decreases in the value of our overall portfolio, which will further limit our ability to borrow under our current credit facility.  Additionally, our credit facility contains covenants regarding the maintenance of certain covenants which are affected by the decrease in value of our portfolio.  Failure to meet these requirements would result in a default which, if we were unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under the credit facility.

We expect that, given these regulatory and contractual constraints in conjunction with current market conditions, debt and equity capital may be costly or difficult for us to access for some time.  For so long as this is the case, our near-term strategy has become somewhat dependent upon retaining capital and building the value of our existing portfolio companies to increase the likelihood of maintaining the potential of future returns.  We will also, where prudent and possible, consider the sale of lower-yielding investments.  This has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control.  As capital constraints improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

Use of Internally-Developed Discounted Cash-Flow Methodologies

Given the continued economic downturn, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. FASB Staff Position 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market.  Under FSP 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or amongst market participants, or the prices are not current. The market place for which we obtain indicative bids for purposes of determining fair value for our syndicated loan investments have recently shown these attributes of illiquidity.  In accordance with SFAS 157, our valuation procedures specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available. However, due to the market illiquidity and the lack of transactions during the quarter ended December 31, 2008, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated loans were unreliable and alternative procedures would need to be performed until liquidity returns to the market place.  As such, we have valued the majority of our syndicated loans using a DCF method for the quarter ended December 31, 2008.  As of December 31, 2008, the portion of our investment portfolio that was valued using DCF was approximately $96.5 million, or 30% of the fair value of our total portfolio of investments.

RESULTS OF OPERATIONS (dollar amounts in thousands, unless otherwise indicated)

Comparison of the three months ended December 31, 2008 to the three months ended December 31, 2007

Investment Income

Total investment income for the three months ended December 31, 2008 was $7,002, as compared to $7,544 for the three months ended December 31, 2007.

Interest income from our investments in debt securities of private companies was $6,885 for the three months ended December 31, 2008, as compared to $7,458 for the comparable prior year period. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased $573, or 7.7%, during the three months ended December 31, 2008 as compared to the prior year period. This change was due to the decrease in the weighted average yield of our portfolio, attributable mainly to a reduction in the average LIBOR during the comparable time period, which was approximately 2.17% for the three months ended December 31, 2008, compared to 4.92% in the prior year period.  Also contributing to the change was a decrease in the average cost basis of our interest-bearing investment portfolio during the period, which was approximately

$296.0 million for the three months ended December 31, 2008, as compared to approximately $311.2 million for the three months ended December 31, 2007.

Interest income from Non-Control/Non-Affiliate investments was $2,339 for the three months ended December 31, 2008, as compared to $3,892 for the comparable prior year period. This decrease was the result of an overall decrease in the number of Non-Control/Non-Affiliate investments held at December 31, 2008 compared to the prior year period, primarily due to sales and settlements of syndicated loans subsequent to December 2007. This decrease was further emphasized by drops in LIBOR, due to the instability and tightening of the credit markets.

Interest income from Control investments was $3,068 for the three months ended December 31, 2008, as compared to $2,866 for the comparable prior year period. The increase of $202 is attributable to two additional Control investments held during the quarter ended December 31, 2008 as compared to the prior year period.  However, this increase was partially offset by the reclassification of Quench, a Control investment in the prior period, as an Affiliate investment.  This reclassification took place in the second quarter of fiscal year 2009.

Interest income from Affiliate investments was $1,478 for the three months ended December 31, 2008, as compared to $700 for the comparable prior year period. The increase of $778 was a result of two additional Affiliate investments held during the quarter ending December 31, 2008 when compared to the prior year period, as well the change in reclassification of Quench as an Affiliate investment.

The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Three months ended December 31, 2008

Company	Interest Income	%
A. Stucki Holding Corp.	$764	11.1%
Chase II Holdings Corp.	708	10.3%
Galaxy Holdings Corp.	595	8.6%
Noble Logistics, Inc.	431	6.3%
Acme Cryogenics, Inc.	426	6.2%
Subtotal	$2,924	42.5%
Other companies	3,961	57.5%
Total portfolio interest income	$6,885	100.0%

Three months ended December 31, 2007

Company	Interest Income	%
A. Stucki Holding Corp.	$852	11.5%
Chase II Holdings Corp.	753	10.1%
Acme Cryogenics, Inc.	426	5.7%
Quench Holdings Corp.	381	5.1%
Noble Logistics, Inc.	367	4.9%
Subtotal	$2,779	37.3%
Other companies	4,679	62.7%
Total portfolio interest income	$7,458	100.0%

The annualized weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 8.76% for the three months ended December 31, 2008, compared to 9.05% for the three months ended December 31, 2007. The decrease in the annualized weighted average yield resulted primarily from a reduction in the average LIBOR, due to the instability and tightening of the credit markets. This decrease was accentuated by a slight decrease in the overall size of the investment portfolio compared to the prior year period.

Interest income from cash and cash equivalents was $21 for the three months ended December 31, 2008, as compared to $80 for the comparable prior year period. This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the quarter to pay down our line of credit.

Other income was $96 for the three months ended December 31, 2008, as compared to $6 for the comparable prior year period. This increase is primarily due to a payment received of $82 from a previously recorded reimbursable account receivable that was written off and subsequently repaid.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee, were $4,109 for the three months ended December 31, 2008, as compared to $4,844 for the comparable prior year period.

Loan servicing fees of $1,258 were incurred for the three months ended December 31, 2008, as compared to $1,287 for the comparable prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the portfolio. These fees were reduced against the amount of the base management fee due to our Adviser. The consistency in loan servicing fees is the result of similar balances in our portfolio of loans being serviced by our Adviser during the prior year period.

Base management fee for the three months ended December 31, 2008 was $442, as compared to $498 for the comparable prior year period. The base management fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the condensed consolidated financial statements, and is summarized in the table below:

	Three months ended
	December 31, 2008	December 31, 2007
Base management fee	$442	$498

Credits to base management fee from Adviser:
Credit for fees received by Adviser from the portfolio companies	(281)	(536)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(413)	(510)
Credit to base management fee from Adviser	(694)	(1,046)

net base management fee	$(252)	$(548)

(1)                   Our Adviser voluntarily waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

Administration fees were $195 for the three months ended December 31, 2008, as compared to $211 for the comparable prior year period. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. The slight decrease was attributable to a decrease in our total assets in relation to the other funds serviced by our Administrator during the prior quarter.

Interest expense was $1,823 for the three months ended December 31, 2008, as compared to $2,381 for the comparable prior year period. The decline was a direct result of decreased borrowings under our credit facility during the period from the prior year period.  While there was an increase in the interest rate margin charged on the outstanding borrowings upon renewing the facility on October 16, 2008, the LIBOR base rate decrease during the period offset this interest rate margin increase.

Amortization of deferred finance costs were $46 for the three months ended December 31, 2008, as compared to $169 for the comparable prior year period. The decrease is attributable to realizing the full amortization of costs incurred in connection with the credit facility agreement.  There was no fee associated with the October 16, 2008 renewal of the credit facility.  At December 31, 2008, all deferred finance costs had been fully amortized.

Professional fees were $69 for the three months ended December 31, 2008, as compared to $90 for the comparable prior year period. Professional fees primarily consist of legal fees and audit and accounting fees. The decrease is primarily due to decreased direct consulting and legal fees incurred on potential investments.

Stockholder related costs were $112 for the three months ended December 31, 2008, as compared to $25 for the comparable prior year period. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing and distribution and other annual meeting costs, costs associated with SEC filings and press release costs. The increase was primarily attributable to the increase annual report printing fees.

Insurance expense was $57 for the three months ended December 31, 2008, as compared to $47 for the comparable prior year period. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums. The increase is due to an escalation in the premiums for directors and officers’ insurance for the current policy period.

Directors’ fees were $50 for the three months ended December 31, 2008, as compared to $55 for the comparable prior year period. Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees. The slight decrease is due to the timing of committee meetings, resulting in fewer meetings being held in the current quarter.

Taxes and licenses expense was $16 for the three months ended December 31, 2008, as compared to $42 for the comparable prior year period and these expenses consist primarily of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.  The decrease is mainly attributable to a reduction in the quarterly accrual for estimated taxes and license fees.

General and administrative expenses remained flat at $41 for three months ended December 31, 2008, as compared to $39 for the comparable prior year period. General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses.

Realized and Unrealized (Loss) Gain on Investments

For the three months ended December 31, 2008, no investments were sold or written off.  We did, however, record net unrealized depreciation of investments in the aggregate amount of $7,527. For the three months ending December 31, 2007, we recognized a net loss of $146 resulting from the partial sale of two of our syndicated loans, and we recorded net unrealized appreciation of investments in the aggregate amount of $1,504.

At December 31, 2008, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $28.9 million, representing net unrealized depreciation of $7.5 million for the quarter.  At December 31, 2007, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $15.2 million, representing net unrealized appreciation of $1.5 million for the quarter ended December 31, 2008.  The majority of our unrealized depreciation for the quarter occurred in our senior syndicated loans, which accounted for approximately $7.0 million of the losses, specifically Interstate Fibernet, PTS Acquisition, HMT, and Network Solutions, while slightly offset by unrealized appreciation in LVI and B-Dry.  Affiliate investments also experienced decreases in value of $2.3 million, specifically Danco Acquisition and Noble Logistics.  Our Control investments appreciated in value by an aggregate amount of approximately $1.7 million, driven by Chase and Galaxy.

We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets. Additionally, our equity investments in two Control investments with an aggregate cost of $3.6 million have been written down to $0 fair value. Although our investment portfolio has depreciated, our entire portfolio was fair valued at 92% of cost as of December 31, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Derivatives

For both the three months ended December 31, 2008 and 2007, we recorded unrealized appreciation of our interest rate cap agreements purchased in October 2007 and February 2008 at nominal rates.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended December 31, 2008, we recorded a net decrease in net assets resulting from operations of $3,940 as a result of the factors discussed above. Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the quarters ended December 31, 2008 and 2007 were $(0.18) and $0.31, respectively. For the three months ended December 31, 2007, we recorded a net increase in net assets resulting from operations of $5,109. We will continue to incur base management fees which are likely to increase to the extent our investment portfolio grows, and we may begin to incur incentive fees. Our administrative fee payable to our Administrator is also likely to grow during future periods to the extent our average total assets grow in comparison to prior periods and as the expenses incurred by our Administrator to support our operations increase.

Nine months ended December 31, 2008 compared to the nine months ended December 31, 2007

Investment Income

Investment income for the nine months ended December 31, 2008 was $19,856, as compared to investment income of $21,000 for the nine months ended December 31, 2007.

Interest income from our investments in debt securities of private companies was $19,107 for the nine months ended December 31, 2008, as compared to $20,765 for the comparable prior year period. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased $1.7 million, or 8.0%, during the nine months ended December 31, 2008 compared to the prior year period, due primarily to decreases in the average LIBOR during the respective periods, which was 2.46% for the nine months ended December 31, 2008 and 5.23% for the prior year period.

Interest income from Non-Control/Non-Affiliate investments was $6,797 for the nine months ended December 31, 2008, as compared to $11,220 for the comparable prior year period. This decrease was mainly the result of an overall decrease in the balance of Non-Control/Non-Affiliate investments held during the nine months ended December 31, 2008 as compared to the prior year period, commensurate with our strategy to sell some of our syndicated loans. Drops in LIBOR, due to the instability and tightening of the credit markets, during the current nine month period ended December 31, 2008 accentuated this decrease.

Interest income from Control investments was $8,372 for the nine months ended December 31, 2008, as compared to $8,043 for the comparable prior year period. The addition of two Control investments during the nine months ended December 31, 2008 drove this increase and helped to offset the impact of lower interest rates and the reclassification of Quench as an Affiliate investment.

Interest income from Affiliate investments was $3,938 for the nine months ended December 31, 2008, as compared to $1,502 for the comparable prior year period. This increase is attributable to interest earned on three additional Affiliate investments held during the nine months ended December 31, 2008 that were not held during the prior year period, as well as the reclassification of Quench as an Affiliate investment.

The interest-bearing investment portfolio had an average cost basis of approximately $297.9 million for the nine months ended December 31, 2008, as compared to an average cost basis of $289.8 million for the nine months ended December 31, 2007. The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Nine months ended December 31, 2008

Company	Interest Income	%
Chase II Holdings Corp.	$2,138	11.2%
A. Stucki Holding Corp.	2,110	11.0%
Acme Cryogenics, Inc.	1,274	6.7%
Cavert II Holding Corp.	1,230	6.4%
Noble Logistics, Inc.	1,218	6.4%
Subtotal	$7,970	41.7%
Other companies	11,137	58.3%
Total portfolio interest income	$19,107	100.0%

Nine months ended December 31, 2007

Company	Interest Income	%
A. Stucki Holding Corp.	$2,634	12.7%
Chase II Holdings Corp.	2,300	11.1%
Acme Cryogenics, Inc.	1,274	6.1%
Noble Logistics, Inc.	1,168	5.6%
Quench Holdings Corp.	1,127	5.4%
Subtotal	$8,503	40.9%
Other companies	12,262	59.1%
Total portfolio interest income	$20,765	100.0%

The annualized weighted average yield on our portfolio of investments, excluding cash and cash equivalents, was 8.12% for the nine months ended December 31, 2008 and 9.05% for the nine months ended December 31, 2007. This decrease is largely the result of declining interest rates. This has been offset, to some extent, by the increase in the size of our portfolio of investments in non-syndicated loans that typically bear higher interest rates than those of syndicated loans.

Interest income from cash and equivalents was $67 for the nine months ended December 31, 2008, as compared to $194 for the comparable prior year period. This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to our use of the proceeds from repayments on outstanding loans during the nine month period to pay down our line of credit.

Other income was $682 for the nine months ended December 31, 2008, as compared to $41 for the comparable prior year period. Other income is normally comprised of loan amendment fees that are received from portfolio companies and are amortized over the remaining life of the respective loans. However, in the second quarter of fiscal year 2009, we recognized as ordinary income $567 of dividends received on the restructuring of one of our then-Control investments (Quench). An additional $50 of dividends that were received was recorded as a reduction of our basis in the investment. The residual balance in other income is comprised of loan amendment fees that are amortized over the remaining lives of the respective loans and other miscellaneous income amounts.  The result of this restructuring was the reclassification of Quench from a Control investment to an Affiliate investment.  In addition, in the nine month period, $82 was received to cover expenses incurred on behalf of a potential portfolio company that was written off in a prior period which was recorded as other income.

Operating Expenses

Operating expenses, excluding any voluntary and irrevocable credits to the base management fee, were $11,399 for the nine months ended December 31, 2008, compared to $13,303 for the comparable prior year period.

Loan servicing fees of $3,769 were incurred for the nine months ended December 31, 2008, as compared to $3,741 for the comparable prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser in connection with our credit facility, which is based on the size of the aggregate outstanding loan portfolio. These fees reduced the amount of the management fee due to our Adviser as noted above. Loan servicing fees for the nine months ending December 31, 2008 remained steady when compared to the prior year period in conjunction with comparable loan portfolio balances for the two periods.

Base management fee was $1,303 for the nine months ended December 31, 2008, as compared to $1,310 for the comparable prior year period. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the condensed consolidated financial statements, and is summarized in the table below:

	Nine months ended
	December 31, 2008	December 31, 2007
Base management fee	$1,303	$1,310

Credits to base management fee from Adviser:
Credit for fees received by Adviser from the portfolio companies	(744)	(688)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(1,220)	(1,244)
Credit to base management fee from Adviser	(1,964)	(1,932)

Net base management fee	$(661)	$(622)

(1)           The board of our Adviser voluntarily waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

The administration fee payable to our Administrator was $642 for the nine months ended December 31, 2008, as compared to $647 for the comparable prior year period. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, controller and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning and ending of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. Administration fees for the comparable periods remained constant, as our total assets in relation to the other funds serviced by our Administrator were relatively even.

Interest expense for the nine months ended December 31, 2008 was $4,009, as compared to $5,819 for the comparable prior year period. Interest expense results from borrowings on our credit facility. Interest expense decreased during the current nine month period due to decreased borrowings on our credit facility when compared to the prior year period, as the majority of the proceeds from our rights offering were used to pay down the outstanding balance. While there was an increase in the interest rate margin charged on the outstanding borrowings upon renewing the facility on October 16, 2008, the LIBOR base rate decrease during the period offset this interest rate margin increase.

Amortization of deferred finance costs was $324 for the nine months ended December 31, 2008, as compared to $595 for the comparable prior year period. These costs are directly attributable to the amortization of the capitalized finance costs associated with our credit facility, which have been realized in full and are no longer being amortized. At December 31, 2008, all deferred finance costs had been fully amortized.

Professional fees were $383 for the nine months ended December 31, 2008, as compared to $356 for the comparable prior year period. Professional fees primarily consist of legal, fees and audit and accounting fees. The modest increase is mainly due to an increase in direct consulting and legal fees incurred on potential investments, as well as a slight increase in audit fees for the same comparable periods.

Stockholder related costs were $413 for the nine months ended December 31, 2008, as compared to $220 for the comparable prior year period. Stockholder related costs consist of the amortization of annual Nasdaq listing fees, transfer agent fees, annual report printing and distribution, and other annual meeting costs, costs associated with SEC filings and press release costs. The increase is primarily attributed to additional expenses incurred related to the solicitation of stockholder proxy votes for our annual meeting of stockholders in August 2008.

Insurance expense was $165 for the nine months ended December 31, 2008, as compared to $183 for the comparable prior year period. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums, and the decrease is directly attributable to a reduction in these premiums for the current policy period.

Directors’ fees were $145 for the nine months ended December 31, 2008, as compared to $177 for the comparable prior year period. Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees. The decrease is due to fewer committee meetings held in the current year period.

Taxes and licenses expense was $83 for the nine months ended December 31, 2008, as compared to $125 for the comparable prior year period. These expenses consist primarily of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.  The decrease is mainly attributable to a reduction in the quarterly accrual for estimated taxes and license fees.

General and administrative expenses were $163 for the nine months ended December 31, 2008, as compared to $130 for the comparable prior year period. General and administrative expenses consist primarily of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies and backup servicer expenses. The overall increase is mainly due to capitalized costs incurred in relation to potential investments that were not executed and were thus expensed in the current period.

Realized and Unrealized Loss on Investments

For the nine months ended December 31, 2008, we recognized a net loss on the sale of nine syndicated loan participations and the write off of another senior syndicate loan for an aggregate net loss on sale of non-control/non-affiliate investments of

$4.2 million, and we recorded net unrealized depreciation of investments in the aggregate amount of $13.7 million. For the nine months ended December 31, 2007, we recognized a net loss of $198 resulting from additional legal expenses incurred in connection with the sale of one of our senior syndicated loans during the first quarter of fiscal year 2008. We recorded net unrealized depreciation of investments in the aggregate of $424 for the nine months ended December 31, 2007.

Unrealized depreciation for the nine months ended December 31, 2008 of approximately $13.7 million was primarily from our Affiliate investments, which partially was offset by appreciation in our Control investments.  Our Affiliate investments depreciated in value by approximately $13.7 million, particularly in Danco, Noble, and Quench.  Our Non-Control/Non-Affiliate investments also experienced decreases in value of $7.7 million, specifically Interstate Fibernet, Kronos, and RPG.  Our Control investments appreciated in value by an aggregate amount of approximately $7.7 million, led by Chase and Galaxy.

We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets. Additionally, our equity investments in two Control investments with an aggregate cost of $3.6 million have been written down to $0 fair value. Although our investment portfolio has depreciated, our entire portfolio was fair valued at 92% of cost as of December 31, 2008.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Derivatives

For both the nine months ended December 31, 2008 and 2007, we recorded unrealized appreciation of our interest rate cap agreements purchased in October 2007 and February 2008 at nominal amounts.

Net (Decrease) Increase in Net Assets Resulting from Operations

Overall, we realized a net decrease in net assets resulting from operations of $7,467 for the nine months ended December 31, 2008 as a result of the factors discussed above. Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the nine months ended December 31, 2008 and 2007 was ($0.35) and $0.54, respectively. For the nine months ended December 31, 2007, we realized a net increase in net assets resulting from operations of $9,012. We will continue to incur base management fees, which will increase with any growth in our investment portfolio, and we may begin to incur incentive fees.  Our administrative expenses payable to our Administrator could also grow during future periods if our average assets increase and the expenses incurred by our Administrator to support our operations grow.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, unless otherwise indicated)

Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2008 was approximately $5.6 million and consisted primarily of principal loan repayments, net unrealized depreciation of our investments, and the sale of existing portfolio investments, offset by the purchase of two new Control investments and one new affiliate investment. Net cash used in operating activities for the nine months ended December 31, 2007 was approximately $63.1 million and consisted primarily of the purchase of new investments, offset by quarterly income, principal loan repayments, proceeds from sales of portfolio investments and a decrease in the amount due from our custodian.

A summary of our investment activity for the nine months ended December 31, 2008 and December 31, 2007 is as follows:

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Realized Losses
June 30, 2008	$8,980	$3,493	$13,246	$(1,717)
September 30, 2008	27,632	18,791	50	(2,498)
December 31, 2008	11,043	4,469	—	—
Total	$47,655	$26,753	$13,296	$(4,215)

Quarter Ended	New Investments	Principal Repayments	Investments Sold	Realized Losses
June 30, 2007	$72,601	$21,358	$5,810	$(48)
September 30, 2007	41,183	16,948	—	(4)
December 31, 2007	43,551	21,417	9,887	(146)
Total	$157,335	$59,723	$15,697	$(198)

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending March 31:	2009	$5,499
For the fiscal year ending March 31:	2010	14,057
	2011	33,537
	2012	78,579
	2013	27,341
	2014	98,545
	Thereafter	51,239
	Total contractual repayments	$308,797
	Investments in equity securities	45,322
	Unamortized premiums on debt securities	50
	Total	$354,169

Financing Activities

During the nine months ended December 31, 2008, net cash used in financing activities was approximately $1.8 million, which was primarily a result of repayments on our line of credit in excess of borrowings by approximately $27.0 million, in addition to our distributions paid to stockholders of $15.5 million.  This was partially offset, however, by the Rights Offering (defined below), which provided net proceeds of $40.6 million.

Issuance of Equity

During fiscal year 2007, we filed a registration statement with the SEC, (“the Registration Statement”), that permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights and/or debt securities, of which, to date, we have issued $41.3 million in common stock, which leaves a remaining capacity of $258.7 million. To date, we have incurred approximately $695,000 of costs in connection with the Registration Statement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At December 31, 2008, our stock closed trading at $4.91, representing a 48% discount to our net asset value of $10.15 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

We raised additional capital within these regulatory constraints in April 2008 through an offering of transferable subscription rights to purchase additional shares of common stock, which we refer to as the Rights Offering. Pursuant to the Rights Offering, we sold 5,520,033 shares of our common stock at a subscription price of $7.48, which represented a purchase price equal to 93% of the weighted average closing price of our stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by us, were approximately $40.6 million and were used to repay outstanding borrowings under our line of credit. Should our common stock continue to trade below its net asset value per share, we may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that we will be successful in our efforts to raise capital.

Future Capital Resources

During our annual stockholders meeting on August 7, 2008, our stockholders approved a proposal that allows us to issue long-term rights, including warrants to purchase shares of our common stock at an exercise price per share that will not be less than the greater of the market value or net asset value of our common stock at a time such rights may be issued.

During our annual stockholders meeting on August 7, 2008, our stockholders also approved a proposal that now allows us to sell shares of our common stock at a price below our then current net asset value per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting.

Revolving Credit Facility

Through our wholly-owned subsidiary, Business Investment, we initially obtained a $100 million revolving credit facility (the “Credit Facility”). On October 19, 2006, we executed a purchase and sale agreement pursuant to which we agreed to sell certain loans to Business Investment in consideration for a membership interest therein. Simultaneously, Business Investment executed a credit agreement the (“Credit Agreement”) with Deutsche Bank AG, New York Branch, as administrative agent, and others, pursuant to which Business Investment pledged the loans purchased from us to secure future advances by certain institutional lenders. Availability under the Credit Facility was subsequently amended and extended such that the borrowing capacity was raised to $200 million.

On October 16, 2008, the Credit Facility was further amended and extended such that the borrowing capacity was reduced to $125 million and availability under the Credit Facility was extended to April 16, 2009. If the Credit Facility is not renewed or extended, all principal and interest will be immediately due and payable on April 16, 2009. There can be no guarantee that we will be able to renew, extend or replace the credit facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have  significantly deteriorated over the last several months and may further decline. Consequently, any renewal, extension or refinancing of the credit facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments. Any advances under the Credit Facility will generally bear interest at the commercial paper rate plus 3.5% per annum, with a commitment fee of 0.75% per annum on the undrawn amounts. There was no fee in connection with this renewal. As of January 6, 2009, there was an outstanding principal balance of $115.8 million under the Credit Facility at an interest rate of 2.4%, plus an additional fee related to borrowings of 3.5%, for an aggregate rate of approximately 5.9%. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required. At January 6, 2009, the remaining borrowing capacity available under the Credit Facility was approximately $9.2 million.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and secure advances. As of December 31, 2008, Business Investment was in compliance with all of the facility covenants.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into lockbox accounts controlled by Deutsche Bank. Once a month, Deutsche Bank remits the collected funds to the Company after payment of any interest and expenses provided for under the Credit Agreement.

Our Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which we guaranteed that our Adviser would comply fully with all of its obligations under the Credit Facility. The performance guaranty requires us to maintain a minimum net worth of $100 million and to maintain ‘‘asset coverage’’ with respect to ‘‘senior securities representing indebtedness’’ of at least 200%, in accordance with Section 18 if the 1940 Act. As of December 31, 2008, we were in compliance with our covenants under the performance guaranty.

However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions which are presently very volatile, affects our ability to comply with these covenants. During the nine months ended December 31, 2008, net unrealized depreciation on our investments was approximately $13.7 million, compared to $424 during the comparable period in the prior year. Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

Availability under the Credit Facility will terminate on April 16, 2009.  If the Credit Facility is not renewed or extended by this date, all principal and interest will be immediately due and payable.  There can be no guarantee that we will be able to renew, extend or replace the credit facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the Credit Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain dividends.  For instance, in connection with our most recent renewal, the size of the Credit Facility was reduced from $200 million to $125 million.  If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or maintain our dividends.  Our inability to pay dividends could result in us failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Distributions

In order to qualify as a RIC, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.08 per common share for October, November and December 2008. In January 2009, our Board of Directors declared a monthly distribution of $0.08 per common share for each of January, February and March 2009.

For the three months ended December 31, 2008, our distribution payments of approximately $5.3 million exceeded our net investment income by approximately $1.7 million. We declared these distributions based on our estimates of net investment income for the fiscal year. Our investment pace continues to be slower than expected in our third year of operations and, consequently, our net investment income was lower than our original estimates.

Contractual Obligations and Off-Balance Sheet Arrangements

We were not a party to any signed term sheets for potential investments or any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 31, 2008.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of the Company’s control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500,000 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor.  The Finance Facility is secured by the assets of the Company.  As of December 31, 2008, the Company has not been required to make any payments on the guaranty of the Finance Facility.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process which was amended for the quarter ended December 31, 2008, which is presented below, as our most critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our condensed consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

General Valuation Policy:  We value our investments in accordance with the requirements of the 1940 Act.  As discussed more fully below, we value securities for which market quotations are readily available and reliable at their market value.  We value all other securities and assets at fair value as determined in good faith by our Board of Directors.

Investment Valuation Policy

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

General Valuation Policy:  We value our investments in accordance with the requirements of the 1940 Act.  As discussed more fully below, we value securities for which market quotations are readily available and reliable at their market value.  We value all other securities and assets at fair value as determined in good faith by our Board of Directors.

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

Valuation Methods

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

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price.  In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable.  If we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date.  To the extent that we use the indicative bid price as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.

The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We will continue to apply the DCF methodology in illiquid markets until quoted prices based on trading activity are deemed reliable.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and/or equity securities.

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments as of December 31, 2008 included in our accompanying consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: For our Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. Further, we believe that the in-use premise of value (as defined in SFAS 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we will continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under SFAS 157 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

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

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: We value Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which the we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with SFAS 157, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS 157). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity and equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we value the equity portion based principally on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

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

Valuation Considerations:  From time to time, depending on certain circumstances, the Adviser may use the following valuation considerations, including but not limited to:

•	the nature and realizable value of any collateral;
•	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;
•	the markets in which the portfolio company does business;
•	the comparison to publicly traded companies; and
•	discounted cash flow and other relevant factors.

Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. At December 31, 2008 and March 31, 2008, two investments were on non-accrual for an aggregate, at cost, of approximately $11.5 million and $8.9 million, respectively. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2008 and March 31, 2008, representing approximately 59% and 51%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2008	March 31, 2008
Highest	7.0	7.0
Average	5.4	5.5
Weighted Average	5.0	5.1
Lowest	2.0	1.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by a NRSRO at December 31, 2008 and March 31, 2008, representing approximately 12% and 13%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2008	March 31, 2008
Highest	9.0	9.0
Average	7.9	7.1
Weighted Average	7.8	7.3
Lowest	7.0	1.0

For syndicated loans that are currently rated by a NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by a NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by a NRSRO at December 31, 2008 and March 31, 2008, representing approximately 29% and 36%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2008	March 31, 2008
Highest	BB/Ba2	BB/Ba2
Average	B/B2	B+/B1
Weighted Average	B/B2	B+/B1
Lowest	CCC+/D	CCC+/B2

Tax Status

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute to stockholders at least 90% of investment company taxable income, as defined by the Code. It is our policy to pay out as a distribution up to 100% of those amounts.

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

Revenue Recognition

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. We will stop accruing interest on investments when it is determined that interest is no longer collectible. At December 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $4.6 million, or 1.5% of the cost basis of all loans in our portfolio, and one Control investment was on non-accrual with a cost basis of approximately $6.9 million, or 2.2% of the cost basis of all loans in our portfolio. At March 31, 2008, one Non-Control/Non-Affiliate investment was on non-accrual with a cost basis of approximately $2.9 million, or 0.9% of the cost basis of all loans in our portfolio, and one Control investment was on non-accrual with a cost basis of approximately $6.0 million, or 1.9% of the cost basis of all loans in our portfolio. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. To date, we have not accrued any dividend income.

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

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying condensed consolidated financial statements for a summary of all recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates. As of December 31, 2008, our portfolio consisted of the following breakdown in relation to all outstanding debt:

50%	Variable rates
30%	Variable rates with a floor
20%	Fixed rates
100%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended December 31, 2008 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission on May 21, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

As of December 31, 2008, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed by us with the Securities and Exchange Commission on May 21, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”), filed by us with the Securities and Exchange Commission on November 4, 2008. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factors should be read in connection with the existing risk factors disclosed in our Form 10-K and the Form 10-Q.

Risks related to economic conditions

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

The United States has entered into an economic downturn. The economic downturn generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may also be susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, therefore the number of our non-performing assets are likely to increase and the fair market value of our portfolio is likely to decrease during these periods. The economic downturn may also decrease the value of collateral securing some of our loans as well as the value of our equity investments which would decrease our ability to borrow under our credit facility or raise equity capital thereby reducing our ability to make new investments. The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, or at all. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. Also, it is possible that continued instability of the financial markets could have other unforeseen material effects on our business.

Risks related to our external financing

Any inability to renew, extend or replace our credit facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain dividends.

Availability under our credit facility will terminate on April 16, 2009. If the facility is not renewed or extended by April 16, 2009, all principal and interest will be immediately due and payable. There can be no guarantee that we will be able to renew, extend or replace the credit facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may further decline. Consequently, any renewal, extension or refinancing of the credit facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain dividends. For instance, in connection with our most recent renewal, the size of our credit facility was reduced from $200 million to $125 million. If we are not able to renew, extend or refinance the credit facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or maintain our dividends. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the credit facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

In addition to regulatory limitations on our ability to raise capital, our credit facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The agreement governing our credit facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth. As of December 31, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions which are presently very volatile, affects our ability to comply with these covenants. During the nine months ended December 31, 2008, net unrealized depreciation on our investments was approximately $13.7 million, compared to $424,000 during the comparable period in the prior year. Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under our credit facility.

Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•                  Senior Securities.  We intend to issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay dividends or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale, to the extent possible given the limited market for many of our investments, may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

•                  Common Stock.  Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or debt securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our common stock may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. This imposes constraints on our ability to raise capital when our common stock is trading at below net asset value, as it has for the last year.

Our credit facility imposes certain limitations on us.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, through our wholly-owned subsidiary, we are party to a credit agreement arranged by Deutsche Bank AG as the structuring agent. The agreement provides us with a revolving credit line facility of $125 million. The line of credit facility will permit us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Current market conditions have forced us to write down the value of a portion of our assets as required by fair value accounting rules. These are not realized losses, but constitute adjustment in asset values for purposes of financial reporting and for collateral value for our credit facility. As assets are marked down in value, the amount we can borrow on our credit facility decreases.

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

Risks related to our investments

Our investments in small and medium-sized portfolio companies are extremely risky and you could lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•                  Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses.  Our portfolio companies may have fewer resources than larger businesses, and thus the current state of the economy, and any further economic downturns or recessions are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by an economic downturn, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

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

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established an investment valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by Standard and Poor’s Securities Evaluations, Inc (“SPSE”) or the use of internally developed discounted cash flow methodologies (“DCF”), specifically for our syndicated loans. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion.  However, to date, SPSE has accepted each of our requests for evaluation.  Our use of DCF is inherently subjective and is based on our perceived estimates and assumptions of each syndicated loan.  In the event that we are required to sell a loan, which likelihood is heightened as we approach the maturity of our credit facility in April 2009, we may ultimately sell a loan for an amount materially less than the estimated fair value calculated either by SPSE, TEV or under the DCF methodology.

Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE or third party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:

•  the nature and realizable value of any collateral;

•  the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

•  the markets in which the portfolio company does business;

•  the comparison to publicly traded companies; and

•  discounted cash flow and other relevant factors.

Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

A portion of our assets are, and will continue to be, comprised of equity securities that are valued based on internal assessment using our own valuation methods approved by our Board of Directors, without the input of SPSE, the use of a DCF or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third-party evaluator, necessarily involves the exercise of subjective judgment. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

In April 2008, we adopted the provisions of FASB Statement No. 157, Fair Value Measurements and we have followed the guidance of FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which focused on fair market value accounting. The impact on our consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit and the effect of any additional guidance or any changes in the interpretation of this statement. If we are required to make further writedowns of our investment portfolio due to changes in market conditions, this could negatively impact the availability under our line of credit and our ability to draw on the line of credit.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of December 31, 2008, we had investments in 47 portfolio companies. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As of December 31, 2008, 19.7% of our total assets were invested in machinery companies, 18.3% were invested in diversified conglomerate manufacturing companies and 10.7% were invested in health, education and childcare companies. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

Risks related to an investment in our common stock

We may experience fluctuations in our quarterly and annual operating results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of inflation. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. Since our inception, our common stock has at times traded above net asset value, and at times traded below net asset value. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Subsequent to December 31, 2008, our stock has traded at discounts of up to 48% of our net asset value as of December 31, 2008. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for so long as our common stock trades below its net asset value we will be subject to significant constraints on our ability to raise capital. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our dividend.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our 2008 annual meeting of stockholders, our stockholders approved a proposal designed to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the net asset value per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 Not applicable.

ITEM 5. OTHER INFORMATION.

 Not applicable.

ITEM 6. EXHIBITS

 See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Mark Perrigo
Mark Perrigo
Chief Financial Officer

Date: February 2, 2009

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
10.1

Amended and Restated Credit Agreement by and among Gladstone Business Investment LLC, Deutsche Bank AG and certain other parties, dated as of October 16, 2008, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on October 17, 2008.

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