Form 10-K
period 2009-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2009-06-02
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2008, based on the closing price on that date of $6.88 on the NASDAQ Global Select Market, was $210,637,992. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,080,133 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 29, 2009.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH 31, 2009

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933( the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker, George Stelljes III or David Dullum; (4) changes in our business strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; and (8) those factors described in the “Risk Factors” section of this Form 10-K.  We caution readers not to place undue reliance on any such forward-looking statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K.

PART I

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates.

Item 1.  Business

Overview

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005 we completed an initial public offering and commenced operations. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans, common stock and, to a much lesser extent, senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

Our Investment Strategy

We seek to achieve returns from current income from senior, subordinated and mezzanine debt, and capital gains from preferred stock and warrants to purchase common stock that we purchase in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams. We seek to make investments that generally range between $10 million and $40 million each, although this investment size may vary proportionately as the size of our capital base changes. Typically, our investments mature in no more than seven years and accrue interest at fixed or variable rates.  We invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were to be investing alone.

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

Our Investments

Control and Affiliate Investments

At March 31, 2009 and 2008, we had investments in Control and Affiliate investments, at fair value, of approximately $157.0 million and $142.2 million, respectively, in revolving credit facilities, senior debt and subordinated debt. In addition, at March 31, 2009 and 2008, we held, at fair value, approximately $62.2 million and $50.7 million, respectively, in preferred and common equity of those companies.

At March 31, 2009 and 2008, our investments in Control investments, at fair value, represented approximately 77% and 70%, respectively, of our net assets. Also, at March 31, 2009 and 2008, our investments in Affiliate investments, at fair value, represented approximately 25% and 23%, respectively, of our net assets.

Investment Activity

On May 19, 2008, we invested approximately $5.75 million in Tread Corporation (“Tread”) and its subsidiaries. The investment was comprised of approximately $750,000 in preferred stock, $5.0 million of senior second lien debt notes and a nominal amount in convertible common stock warrants. Tread, based in Roanoke, VA, was founded in 1957 and manufactures products that store, transport and mix the primary ingredients for liquid explosives, which are ammonium nitrate and fuel oil.

On August 22, 2008, we invested approximately $21.4 million in Galaxy Tool Holding Corporation (“Galaxy”) and its subsidiaries.  The investment was comprised of approximately $4.1 million and $48,000 in preferred stock and common stock, respectively, and $17.25 million in a senior second lien debt note.  Galaxy, based in Winfield, KS, was founded in 1985 and is a manufacturer of specialized tooling for the aerospace industry, as well as blow and injection molds for the plastics industry.

On August 29, 2008, we restructured our investment with Quench USA, LLC (“Quench”), reaching a settlement on the revolving credit facility and the term A senior subordinated debt and increased the term B senior subordinated debt to $8.0 million.  In the restructuring, approximately $617,000 of distributions were received, $567,000 of which were recorded as ordinary income.  The remaining $50,000 reduced our basis in Quench.  Furthermore, due to a decrease in our ownership percentage in the investment, Quench was reclassified in these financial statements as an “Affiliate” investment, along with all unrealized gains and losses and interest income associated with the investment since the date of the restructuring.

On September 11, 2008, we invested approximately $3.1 million in A. Stucki Holding Corp. (“Stucki”) in the form of additional debt to the existing senior subordinated term debt for Stucki’s acquisition of the assets of Alco Spring Industries, Inc. (“Alco”).  Alco, located in Chicago, IL, is one of the last independent manufacturers of hot wound springs for the transportation and heavy equipment industries.  This investment carries the same terms as the original senior subordinated term debt facility. Our equity securities and ownership position did not change as a result of this transaction.

In October 2008, we executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of our Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500,000 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all the assets of Business Investment.  As of March 31, 2009, we have not been required to make any payments on the guaranty of the Finance Facility.

On November 10, 2008, we invested approximately $10.7 million in Country Club Enterprises, LLC (“CCE”), comprised of approximately $3.7 million in preferred stock and $7.0 million in subordinated term debt.  CCE, headquartered in Wareham, MA, was founded in 1975 and is one of the largest distributors of golf carts in the United States.

In April 2009, we entered into agreements with certain of our Control and Affiliate investments that included repayments and reductions of portions of certain senior term debt and revolving lines of credit. See Note 13, “Subsequent Events” in our Notes to the Consolidated Financial Statements.

Near-term Investment Strategy and Compliance with the Regulated Investment Company Asset Diversification Test

As of the date of this report, we have limited capital resources available to make additional investments.  Moreover, because of recent changes in our asset portfolio and their effect on our ability to satisfy certain elements of the Internal Revenue Code’s rules for maintenance of our regulated investment company, or RIC, status, we are currently unable to make new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), without jeopardizing our continued status as a RIC.  Under the rules applicable to RICs, we are required to be in compliance with the asset diversification test at each quarter end, with June 30, 2009 being the next quarterly measurement date.  As of the date of this report, however, due to sales of Non-Control/Non-Affiliate investments subsequent to the quarter ended March 31, 2009, there is a significant possibility that at June 30, 2009, we will be below the 50% threshold of the asset diversification test.  However, failure to meet the asset diversification test alone will not result in our loss of RIC status.  In circumstances where the failure to meet the quarterly 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we are still deemed under the rules to satisfy the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments since the time that we fell below the 50% threshold.

Although we currently qualify as a RIC, if we make any additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened.  In this situation, if we did not regain compliance with the 50% threshold prior to the next quarterly measurement date following the additional investment, we would be in non-compliance with the RIC rules and would have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold.  We are currently seeking to obtain a short-term credit facility under which we would be able to borrow funds at each quarter end that would allow us to satisfy the asset diversification test for the foreseeable future, thereby allowing us to make additional investments prior to June 30, 2009, or thereafter, and be in compliance with this test.  There can be no assurance, however, that we will be able to enter into such a credit facility on reasonable terms, if at all, or that any other cures will be available to us such that our investment activity could resume.

Non-Control/Non-Affiliate Investments

At March 31, 2009 and 2008, we held investments in Non-Control/Non-Affiliate investments of approximately $94.7 million and $142.7 million, at fair value, respectively. These investments were comprised primarily of syndicated loan participations of senior notes of both public and private companies and also non-syndicated loan investments where we did not have a significant ownership interest in the portfolio company. Also included in Non-Control/Non-Affiliate investments, at both March 31, 2009 and 2008, were common stock warrants of one Non-Control/Non-Affiliate company, which carried fair values of $0 and $265, respectively. Our investments, at fair value, in Non-Control/Non-Affiliate investments represented approximately 44% and 69% of our net assets at March 31, 2009 and 2008, respectively. Subsequent to March 31, 2009, we sold 29 of the remaining 32 senior syndicated loans (collectively, the “Subsequent Syndicated Loan Sales”) included in the Non-Control/Non-Affiliate investments for an aggregate of approximately $69.2 million in cash proceeds and recorded a realized loss of approximately $34.6 million in connection with these sales. These loans were sold to pay down all unpaid principal and interest owing to Deutsche Bank, A.G. under our prior credit agreement. Given foreseeable market conditions, we do not intend to significantly continue to invest in senior syndicated loans in the near term.  See Note 13, “Subsequent Events” in our Notes to the Consolidated Financial Statements.

Investment Concentrations

Approximately 59.0% of the aggregate fair value of our investment portfolio at March 31, 2009 consisted of senior term debt, approximately 21.2% was senior subordinated term debt and approximately 19.8% was preferred and common equity securities. At March 31, 2009, we had an aggregate of approximately $348.9 million, at cost, invested in 46 portfolio companies. The following table outlines our investments by type at March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$230,861	$185,161	$269,270	$244,878
Senior Subordinated Term Debt	72,762	66,576	43,894	38,644
Subordinated Term Debt	—	—	1,089	1,089
Preferred & Common Equity Securities	45,322	62,193	36,552	50,993
Total Investments	$348,945	$313,930	$350,805	$335,604

As a result of the Subsequent Syndicated Loan Sales, as of May 29, 2009, 46.3% of the aggregate fair value of our investment portfolio consisted of senior term debt, approximately 27.7% was senior subordinated term debt and 26.0% was preferred and common equity securities. As of May 29, 2009, we had an aggregate of approximately $239.7 million, at cost, invested in 17 portfolio companies.

Investments at fair value consisted of the following industry classifications at March 31, 2009 and 2008:

	March 31, 2009			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace and Defense	$22,436	7.2%	10.4%	$—	0.0%	0.0%
Automobile	14,436	4.6%	6.7%	2,074	0.6%	1.0%
Beverage, Food and Tobacco	1,570	0.5%	0.7%	3,454	1.0%	1.7%
Broadcasting and Entertainment	1,934	0.6%	0.9%	3,499	1.1%	1.7%
Buildings and Real Estate	10,709	3.4%	5.0%	11,734	3.5%	5.7%
Cargo Transport	13,324	4.3%	6.2%	20,869	6.2%	10.1%
Chemicals, Plastics and Rubber	21,420	6.8%	10.0%	25,563	7.6%	12.4%
Containers, Packaging and Glass	21,446	6.8%	10.0%	26,286	7.8%	12.7%
Diversified/Conglomerate Manufacturing	56,944	18.1%	26.5%	57,500	17.1%	27.9%
Diversified/Conglomerate Service	23,585	7.5%	11.0%	30,742	9.2%	14.9%
Ecological	—	0.0%	0.0%	422	0.1%	0.2%
Electronics	6,594	2.1%	3.1%	10,689	3.2%	5.2%
Healthcare, Education and Childcare	33,605	10.7%	15.6%	37,238	11.1%	18.0%
Home and Office Furnishings	—	0.0%	0.0%	14,658	4.4%	7.1%
Machinery	63,907	20.4%	29.8%	66,439	19.8%	32.2%
Oil and Gas	6,171	2.0%	2.9%	—	0.0%	0.0%
Personal, Food and Miscellaneous Services	3,552	1.1%	1.7%	6,936	2.1%	3.4%
Printing and Publishing	3,158	1.0%	1.5%	5,299	1.6%	2.6%
Telecommunications	9,139	2.9%	4.3%	12,202	3.6%	5.9%
Total Investments	$313,930	100.0%		$335,604	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2009 and 2008:

	March 31, 2009			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$119,622	38.1%	55.7%	$131,883	39.3%	63.9%
Midwest	105,945	33.7%	49.3%	106,811	31.8%	51.7%
Northeast	17,525	5.6%	8.2%	10,718	3.2%	5.2%
Southeast	40,512	12.9%	18.9%	49,780	14.8%	24.1%
West	30,326	9.7%	14.1%	36,412	10.9%	17.6%
Total Investments	$313,930	100.0%		$335,604	100.0%

The geographic region depicts the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Our Investment Adviser and Administrator

Gladstone Management Corporation (our “Adviser”) is led by a management team which has extensive experience in our lines of business. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the “Administrator”), which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs. Excluding our chief financial officer, all our executive officers are officers or directors, or both, of our Adviser and our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly traded business development company; and Gladstone Land Corporation, a private agricultural real estate company owned by David Gladstone, our chairman and chief executive officer. All of our directors and executive officers, with the exception of our chief financial officer, serve as either directors or executive officers, or both, of Gladstone Commercial and Gladstone Capital. In the future, our Adviser and Administrator may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers’ Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and has offices in the states of New York, New Jersey, Pennsylvania, Illinois, Texas and Georgia.

Investment Process

Overview of Investment and Approval Process

To originate investments, our Adviser’s investment professionals use an extensive referral network comprised primarily of venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. Our Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity from our Adviser’s investment committee, which is composed of David Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our co-vice chairman and chief operating officer) and George Stelljes III (our co-vice chairman and chief investment officer). If the prospective portfolio company passes this initial screening, the investment professionals conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to our Adviser’s investment committee, which must approve each investment. Further, each financing is reviewed and approved by the members of our Board of Directors, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•                  Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively high and stable cash flow to provide some assurance that they will be able to service their debt and pay any required distributions on preferred stock. Typically, we do not expect to invest in start-up companies or companies with speculative business plans.

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

•                  Exit Strategy. We seek to invest in companies that we believe will provide a stable stream of cash flow that is sufficient to repay the loans we make to them and to reinvest in their respective businesses. We expect that such internally generated cash flow, which will allow our portfolio companies to pay interest on, and repay the principal of, our investments, will be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive possibilities for capital appreciation on any equity interests we may obtain or retain. These capital appreciation possibilities include strategic acquisitions by other industry participants or financial buyers, initial public offerings of common stock, or other capital market transactions.

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

Subordinated Debt and Mezzanine Debt.  We anticipate that over time, much of the capital that we invest will be in the form of subordinated or mezzanine debt. Most of our mezzanine loans are unsecured loans while most of the subordinated loans are collateralized by a subordinated lien on some or all of the assets of the borrower. We structure most of our mezzanine and subordinated loans with variable interest rates, but some are fixed rate loans. In either event, we structure the loans at relatively high rates of interest that provide us with significant current interest income. Our subordinated and mezzanine loans typically have maturities of five to ten years and provide for interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment, but none of our loans to date are convertible into such debt or equity securities.

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

Senior Secured Debt.  We also provide senior secured acquisition financing for some portfolio companies. We typically structure these senior secured loans to have terms of three to ten years, and they may provide for limited principal payments in the first few years of the term of the loan. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these senior loans. This collateral usually takes the form of first priority liens on the assets of the portfolio company.   The interest rates on our senior secured loans are generally variable rates ranging between 3.5% and 7.0% over the London Interbank Offer Rate (“LIBOR”).

Preferred and Common Stock.  We also may acquire preferred or common stock, or both, in connection with a buyout or recapitalization. With respect to preferred or common stock investments, we target an investment return substantially higher than our investments in senior or subordinated loans. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole. The features of the preferred stock we receive vary by transaction, but may include priority distribution rights, superior voting rights, redemption rights, liquidation preferences and other provisions intended to protect our interests. Generally speaking, common stock does not have any current income and its value is realized, if at all, upon the sale of the business or following the company’s initial public offering.

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

We expect to hold most of our investments in subordinated debt and mezzanine debt until maturity or repayment, but we will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company or, in the case of an equity investment in a company, its initial public offering. Occasionally, we may sell some or all of our subordinated debt, mezzanine debt or equity interests in a portfolio company to a third party, such as an existing investor in the portfolio company, through a privately negotiated transaction.

As described above, we may also provide senior debt in addition to subordinated debt and equity in connection with an acquisition.

Temporary Investments

Pending investment in the debt of private companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively “temporary investments”) so that at least 70% of our assets are “qualifying assets,” for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “—Regulation as a Business Development Company.”

Hedging Strategies

Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies in which we hold equity investments goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but it would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions, we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Pursuant to our line of credit, we have agreed to enter into hedging transactions, such as interest rate cap agreements, in connection with the borrowings that we make under our line of credit. To date, we hold only one interest rate cap agreement. Hedging strategies can pose risks to us and our stockholders, but we believe that such activities are manageable because they will be limited to only a portion of our portfolio.

Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security “in contravention of such rules and regulations or orders as U.S. Securities and Exchange Commission (the “SEC”) may prescribe as necessary or appropriate in the public interest or for the protection of investors . . .” Though, to date, the SEC has not yet promulgated regulations under this statute, it is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. Accordingly, we will only engage in hedging activities that comply with applicable law and regulations.

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

Management expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies (the “Gladstone Companies”), and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of our Adviser’s investment committee. David Dullum is our president and has extensive experience in private equity investing in middle market companies. Terry Lee Brubaker is our co-vice chairman and chief operating officer and has substantial experience in acquisitions and operations of companies. George Stelljes III is our co-vice chairman and chief investment officer and has extensive experience in leveraged finance. Messrs. Gladstone, Dullum, Brubaker and Stelljes have principal management responsibility for our Adviser as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser’s investment professionals and supporting staff that possess a broad range of transactional, financial, managerial, and investment skills.

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

Flexible transaction structuring

We believe our management team’s broad expertise and ability to draw upon many years of combined experience enable our Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach enables our Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Internal Revenue Code of 1986, as amended (the “Code”). After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

Leverage

For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we may issue senior debt securities (including borrowings under our current line of credit) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock (collectively, “senior securities”) in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may find it necessary to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act. See “—Regulation as a Business Development Company—Asset Coverage” for a discussion of our leveraging constraints.

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

Valuation Process

The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. We value our investments in accordance with the requirements of the 1940 Act. We value securities for which market quotations are readily available at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors. In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter the Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available or reliable, we perform the following valuation process each quarter:

•                  Our quarterly valuation process begins with each portfolio company or investment being initially assessed by our Adviser’s investment professionals responsible for the investment, using the Policy.

•                  Preliminary valuation conclusions are then discussed with our management, and documented, along with any independent opinions of value provided by Standard & Poor’s Loan Evaluation Service, Inc. (“SPSE”), for review by our Board of Directors.

•                  Our Board of Directors reviews this documentation and discusses the input of our Adviser, management, and the opinions of value of SPSE to arrive at a determination for the aggregate fair value of our portfolio of investments.

Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investment Valuation.”

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with our Adviser (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. On July 9, 2008, our Board of Directors approved the renewal of its Advisory Agreement with the Adviser through August 31, 2009.  In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee.

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.  This waiver remained in effect and was applied through March 31, 2009, and any waived fees may not be recouped by our Adviser in the future.

When our Adviser receives fees from portfolio companies, as discussed in Note 2 under “Services Provided to Portfolio Companies,” 50% of certain of these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser.

In addition, the Adviser services the loans held by our wholly owned subsidiary Gladstone Business Investment LLC

(“Business Investment”), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment. Since we own these loans, all loan servicing fees paid to the Adviser are treated as reductions against the 2.0% base management fee payable to the Adviser. Overall, the base management fee due to the Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, controller, chief compliance officer, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average assets (the total assets at the beginning each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

License Agreement

We entered into a license agreement with the Adviser, pursuant to which the Adviser has granted us a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. The amount of the fee is negotiated on an annual basis by our compensation committee and must be approved by a majority of our independent directors. This license agreement required us to pay the Adviser a royalty fee of one dollar per quarter through March 31, 2008, at which time it was increased to ten dollars per quarter and will remain at ten dollars until the next renewal date of March 31, 2010. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer our investment adviser.

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

While we were in compliance with the asset diversification test at March 31, 2009, changes in our asset portfolio during April and May have caused us to fall below the required 50% threshold as of the date of this report.  As noted above, in order to maintain our RIC status, we must satisfy the asset diversification test as of the end of each quarter, subject to certain exceptions, with the next measurement date on June 30, 2009.  In circumstances where we fail to meet the quarterly 50% threshold as a result of fluctuations in the value of our assets, including as a result of the sale of assets, as in our present situation, we will still be deemed to satisfy the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold.   As of the date of this report, we have not made any such investments since the sale of syndicated loans that caused us to fall below the 50% threshold.  Accordingly, as long as we do not make any such investments prior to June 30, 2009, we will be deemed to satisfy the asset diversification test at June 30, 2009, and our failure to satisfy the 50% threshold as of that date will not result in our loss of RIC status.  However, even if we maintain our RIC status as of June 30, 2009, if in the future we make any new investments and then fail to meet the 50% threshold at the next quarterly measurement date, this would result in a failure of the asset diversification test at such measurement date.

If we fail the asset diversification test at June 30, 2009, or any future quarterly measurement date, as a result of making a new investment, we will have thirty days to “cure” our failure of the 50% threshold to avoid a loss of our RIC status. Potential cures include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold. We are currently seeking to obtain a short-term credit facility under which we would be able to borrow funds at each quarter end that would allow us to satisfy the asset diversification test for the foreseeable future, thereby allowing us to make additional investments prior to June 30, 2009 or thereafter and be in compliance with this test.  There can be no assurance, however, that we will be able to enter into such a credit facility on reasonable terms, if at all, or that any other cures will be available to us such that our investment activity could resume.

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

The excise tax would apply only to the amount by which 98% of our income exceeds the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to designate the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders prior to the expiration of 60 days after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that distributions, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through March 31, 2009, we incurred no OID income.

Taxation of Our U.S. Stockholders

Distributions.  For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not with respect to capital gain dividends to the extent such amount designated by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the due date for filing our return for that taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the dividend is made, subject to the October, November, December rule described above.

In general, the tax rates applicable to our dividends other than dividends designated as capital gain dividends will be the standard ordinary income tax rates, and not the lower federal income tax rate applicable to “qualified dividend income.” If we distribute dividends that are attributable to actual dividend income received by us that is eligible to be, and is, designated by us as qualified dividend income, such dividends would be eligible for such lower federal income tax rate. For this purpose, “qualified dividend income” means dividends received by us from United States corporations and qualifying foreign corporations, provided that both we and the stockholder recipient of our dividends satisfy certain holding period and other requirements in respect of our shares (in the case of our stockholder) and the stock of such corporations (in our case). However, we do not anticipate receiving or distributing a significant amount of qualified dividend income.

If a stockholder participates in our dividend reinvestment plan, any dividends reinvested under the plan will be taxable to the stockholder to the same extent, and with the same character, as if the stockholder had received the dividend in cash. The stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested dividend. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the stockholder’s account.

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

Backup Withholding.  We may be required to withhold federal income tax, or backup withholding, currently at a rate of 28%, from all taxable dividends to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (2) with respect to whom the Internal Revenue Service (“IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

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

(ii)                                 it is controlled by the business development company and the business development company in fact exercises a controlling influence and, as a result of such control, has an affiliate of who is a director of the portfolio company;

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and Administration Agreement, respectively. Each of our executive officers is an employee and executive officer of our Adviser or our Administrator. No employee of our Adviser or our Administrator will dedicate all of his or her time to us. However, we expect that 35-40 full time employees of our Adviser and Administrator will spend substantial time on our matters during the remainder of calendar year 2009 and all of calendar year 2010. To the extent that we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of April 30, 2009, our Adviser and Administrator collectively had 63 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive Management
42	Investment Management, Portfolio Management and Due Diligence
10	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

Risks Related to the Economy

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

The United States is in a recession. The recession generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are also susceptible to the recession, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The recession could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. The recession may also decrease the value of collateral securing some of our loans as well as the value of our equity investments which would decrease our ability to borrow under our credit facility or raise equity capital, thereby further reducing our ability to make new investments.

The recession has affected the availability of credit generally and we have seen a reduction in committed funding under our credit facility from $125.0 million to $50.0 million and the withdrawal of Deutsche Bank, A.G. as a committed lender.  Moreover, subsequent to our fiscal year end, we were forced to sell 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 in order to repay amounts outstanding under our prior credit facility.  The loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  As a result of these sales, we received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million.  Our current credit facility limits our distributions to stockholders and as a result we recently decreased our monthly cash distribution rate by 50% as compared to the prior three month period in an effort to more closely align our distributions to our net investment income.  We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the United States.

The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of our Adviser, particularly David Gladstone, George Stelljes III, Terry Lee Brubaker and David Dullum, and on the continued operations of our Adviser, for our future success.

We have no employees. Our chief executive officer, president and chief investment officer, chief operating officer and chief financial officer, and the employees of our Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III, Terry Lee Brubaker and David Dullum in this regard. Our executive officers and the employees of our Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

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

The Advisory Agreement entitles our Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. When calculating our incentive compensation, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with our Adviser, see “Business—Investment Advisory and Management Agreement.”

Our Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Advisory Agreement may adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on our Adviser’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The senior management team of our Adviser has substantial responsibilities under the Advisory Agreement. In order to grow, our Adviser will need to hire, train supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, other than our chief financial officer, and the officers and directors of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser, Gladstone Capital and Gladstone Commercial. In addition, Mr. Brubaker, our co-vice chairman, chief operating officer and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Capital and Gladstone Commercial. Mr. Stelljes,

our co-vice chairman and chief investment officer, is also the president and chief investment officer of our Adviser, Gladstone Capital and Gladstone Commercial. Mr. Dullum, our president and a director, is a senior managing director of our Adviser and a director of Gladstone Capital and Gladstone Commercial. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we targeted. While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with our Adviser.

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

Our Adviser is not obligated to provide a waiver of the base management fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee based on our gross assets. Since our 2008 fiscal year, our Board of Directors has accepted a voluntary waiver to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. However, our Adviser is not required to issue this or other waivers of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these fees will increase. If our Adviser does not issue this waiver in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

Our business model is dependent upon developing and sustaining strong referral relationships with investment bankers, business brokers and other intermediaries.

We are dependent upon informal relationships with investment bankers, business brokers and traditional lending institutions to provide us with deal flow. If we fail to maintain our relationship with such funds or institutions, or if we fail to establish strong referral relationships with other funds, we will not be able to grow our portfolio of loans and fully execute our business plan.

Risks Related to Our External Financing

Committed funding under our credit facility has been reduced from $125 million to $50 million.  Any inability to expand the credit facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

On April 14, 2009 we, through our wholly-owned subsidiary Gladstone Business Investment, LLC, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  In connection with our entry into the Credit Facility, we borrowed $43.8 million under the Credit Facility to repay in full all principal and interest owing under our prior credit agreement.  Committed funding under the Credit Facility was reduced from the $125.0 million under our prior credit facility and Deutsche Bank A.G., who was a committed lender under the prior facility elected not to participate in the new facility and withdrew its commitment.  As of May 29, 2009 we had only $17.5 million of availability to draw down borrowings under the Credit Facility.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit.  The Credit Facility matures on April 14, 2010, and if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity. Between the maturity date and April 14, 2011, our lenders have the right to apply all interest income to amounts outstanding under the Credit Facility.  There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all.  Our ability to expand the Credit Facility, and to obtain replacement financing at the time of maturity, will be constrained by current economic conditions affecting the credit markets.  In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•                  Senior Securities.  We intend to issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities and preferred stock (collectively, “senior securities”), in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale, to the extent possible given the limited market for many of our investments, may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

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

A change in interest rates may adversely affect our profitability and our hedging strategy may expose us to additional risks.

We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Higher interest rates on our borrowings will decrease the overall return on our portfolio.

Ultimately, we expect approximately 80% of the loans in our portfolio to be at variable rates determined on the basis of a LIBOR rate and approximately 20% to be at fixed rates. As of May 29, 2009, our portfolio had approximately 23% of the total of the loan cost value at variable rates, approximately 46% of the total loan cost value at variable rates with floors and approximately 31% of the total loan portfolio cost basis at fixed rates.

To date, we hold only one interest rate cap agreement. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to our interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement.

Our credit facility imposes certain restrictions on us which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to the Credit Facility, which provides us with a revolving credit line facility of $50.0 million, of which only $17.5 million was available for borrowings as of May 29, 2009. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Current market conditions have forced us to write down the value of a portion of our assets as required by fair value accounting rules. These are not realized losses, but constitute adjustment in asset values for purposes of financial reporting and for collateral value for the Credit Facility. As assets are marked down in value, the amount we can borrow on the Credit Facility decreases.

As a result of the Credit Facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, and average life.  The credit agreement also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum net worth. As of March 31, 2009, we were in compliance with these covenants, however, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions which remain very volatile, affects our ability to comply with these covenants. During the year ended March 31, 2009, net unrealized depreciation on our investments was approximately $19.8 million, compared to $11.5 million in the year ended March 31, 2008. Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under the Credit Facility.  Accordingly, there are no assurances that we will continue to comply with these covenants.  Under the Credit Facility, we are also required to maintain our status as a BDC under the 1940 Act and as a RIC under the Code.  Because of recent changes in our asset portfolio, due to significant sales of Non-Control/Non-Affiliate investments, there is a significant possibility that we may not meet the asset diversification threshold under the Code’s rules applicable to a regulated investment company, or RIC, as of our next quarterly testing date, June 30, 2009.  Although this failure alone, in our current situation, will not cause us to lose our RIC status will be jeopardized, if we make any new investments, including additional investments in our portfolio companies (such as advances under our outstanding lines of credit) our RIC status.  For more information on our current RIC status, see “Material U.S. Federal Income Tax Considerations — Regulated Investment Company Status.”  Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with and make the types of investments that we seek to make in small and mid-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures we face could have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and you could lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•                  Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses.  Our portfolio companies may have fewer resources than larger businesses, and thus the current recession, and any further economic downturns or recessions are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished. Moreover, in light of our current near-term strategy of preserving capital, our inability to make additional investments in our portfolio companies at a time when they need capital may increase their exposure to the risks of the current recession and future economic downturns.

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

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established an investment valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by Standard and Poor’s Securities Evaluations, Inc (“SPSE”) or the use of internally developed discounted cash flow (“DCF”) methodologies, specifically for our syndicated loans, or internal methodologies based on the total enterprise value (“TEV”) of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion.  However, to date, SPSE has accepted each of our requests for evaluation.

Our use of these fair value methods is inherently subjective and is based on estimates and assumptions of each security.  In the event that we sell a security, the sale proceeds that we receive for that security may ultimately sell for an amount materially less than the estimated fair value calculated using SPSE, TEV or the DCF methodology.  During April 2009, we completed the sale of 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market.  As a result of these sales, we received approximately $69.2 million in net cash proceeds, which was approximately $36.3 million less than the cost value of such investments recorded as of December 31, 2008.

Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE or third-party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:

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

In April 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements and we have followed the guidance of FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which focused on fair market value accounting. The impact on our consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit and the effect of any additional guidance or any changes in the interpretation of this statement. If we are required to make further write-downs of our investment portfolio due to changes in market conditions, this could negatively impact the availability under our line of credit and our ability to draw on the line of credit.

The lack of liquidity of our privately held investments may adversely affect our business.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that would exist if a ready market for these securities existed. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.  This risk is heightened as a result of our recent sale of the majority of senior syndicated loans that were held in our portfolio of investments at March 31, 2009.  As a result of these sales, the total number of portfolio companies in which we hold investments decreased from 46 to 17.

When we are a debt or minority equity investor in a portfolio company, which we expect will generally be the case, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.

We anticipate that most of our investments will continue to be either debt or minority equity investments in our portfolio companies. Therefore, we are and will remain subject to risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings. In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities.

We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

Our strategy includes making debt and equity investments in companies in connection with acquisitions, buyouts and recapitalizations, which subjects us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees and maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments which would likely harm our operating results and financial condition.

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

The recession’s adverse effect on federal, state, and municipality revenues may induce these government entities to raise various taxes to make up for lost revenues. Additional taxation may have an adverse affect on our portfolio companies’ earnings and reduce their ability to repay our loans to them, thus affecting our quarterly and annual operating results.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of May 29, 2009, we had investments in 17 portfolio companies of which there were three investments, A. Stucki Holding Corp., Chase II Holdings Corp. and Acme Cryogenics, Inc., that comprised approximately $87.4 million or 36.5% of our total investment portfolio, at cost. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As of May 29, 2009, 23.9% of our total assets were invested in machinery companies and 23.7% of our total assets were invested in diversified conglomerate manufacturing companies. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

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

As a business development company we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.

Risks Related to Our Regulation and Structure

We currently do not meet the 50% threshold of the asset diversification test  applicable to RICs under the Code.  If we make any additional investment in the future, including advances under outstanding lines of credit to our portfolio companies, and remain below this threshold as of June 30, 2009, or any subsequent quarter end, we would lose our RIC status unless we are able to cure such failure within 30 days of the quarter end.

In order to maintain RIC status under the Code, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, the securities of other RICs and other securities to the extent such other securities of any one issuer do not represent more than 5% of our total assets or more than 10% of the voting securities of such issuer. As a result of changes in the value of our assets during April and May 2009, due to significant sales of Non-Control/Non-Affiliate investments, we have fallen below the required 50% asset diversification threshold as of the date of this report.  Failure to meet this threshold alone does not result in loss of our RIC status in our current situation.  In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including in our case as a result of the sale of assets, we are still deemed under the rules to satisfy the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold.  Thus, although we currently qualify as a RIC despite our current, and potential future, inability to meet the 50% asset diversification requirement, if we make any additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened.  Because, in most circumstances, we are contractually required to advance funds on outstanding lines of credit upon the request of our portfolio companies, we may have a limited ability to avoid adding to existing investments in a manner that would cause us to fail the asset diversification test as of June 30, 2009 or as of subsequent quarterly measurement dates.

If we were to make a new investment before regaining compliance with the 50% threshold, and we did not regain compliance prior to the next quarterly measurement date following the investment, we would have thirty days to “cure” our failure of the 50% threshold to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold.  We are currently seeking to obtain a short-term credit facility under which we would be able to borrow funds at each quarter end that would allow us to satisfy the asset diversification test for the foreseeable future, thereby allowing us to make additional investments prior to June 30, 2009 or thereafter and be in compliance with this test.  There can be no assurance, however, that we will be able to enter into such a credit facility on reasonable terms, if at all, or that any other cures will be available to us such that our investment activity could resume.  Our ability to implement any of these cures would be subject to market conditions and a number of risks and uncertainties that would be, in part, beyond our control.  Accordingly, we can not guarantee you that we would be successful in curing any failure of the asset diversification test, which would subject us to corporate level tax.  For additional information about the consequences of failing to satisfy the RIC qualification, see “—We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.”

We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status.”

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Business—Material U.S. Federal Income Tax Considerations—Regulated Investment Company Status” and “Business—Regulation as a Business Development Company.”

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

There is a risk that you may not receive distributions.

Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis by paying monthly distributions. We expect to retain net realized long-term capital gains to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

Distributions by us have and may in the future continue to include a return of capital.

Our Board of Directors declares monthly distributions based on estimates of net investment income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of net investment income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital. A return of capital represents a return of a stockholder’s original investment in shares of our stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our shares by reducing the investor’s tax basis for such shares. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have a material adverse impact on our ability to make new investments.

The market price of our shares may fluctuate significantly.

The trading price of our common stock may fluctuate substantially. The extreme volatility and disruption that have affected the capital and credit markets for over a year has reached unprecedented levels in recent months. We have experienced greater than usual stock price volatility.

The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include, but are not limited to, the following:

•      general economic trends and other external factors;

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

In April 2008 we completed an offering of transferable rights to subscribe for additional shares of our common stock, or subscription rights. We determined to raise equity in this manner primarily because of the capital raising constraints applicable to us under the 1940 Act when our stock is trading below its net asset value per share, as it was at the time of the offering. In the event that we again issue subscription rights to our existing stockholders, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than the Company’s most recently determined net asset value per share, our stockholders are likely to experience an immediate dilution of the per share net asset value of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. Since our inception, our common stock has at times traded above net asset value, and at times traded below net asset value. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Subsequent to March 31, 2009, our stock has traded at discounts of up to 64.3% of our net asset value as of March 31, 2009. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our distribution yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for so long as our common stock trades below its net asset value we will be subject to significant constraints on our ability to raise capital. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

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

Other Risks

We could face losses and potential liability if intrusion, viruses or similar disruptions to our technology jeopardize our confidential information, whether through breach of our network security or otherwise.

Maintaining our network security is of critical importance because our systems store highly confidential financial models and portfolio company information. Although we have implemented, and will continue to implement, security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by transmission from unauthorized users. The misappropriation of proprietary information could expose us to a risk of loss or litigation.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operations.  Gladstone Management Corporation is the current leaseholder of all properties in which we operate.  We occupy these premises pursuant to the Advisory Agreement and Administration Agreement.  Our Adviser and Administrator are headquartered in McLean, Virginia and our Adviser also has operations in New York, New Jersey, Illinois, Pennsylvania, Texas and Georgia.

Item 3.  Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “GAIN.” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the NASDAQ Global Select Market for each fiscal quarter during the last two fiscal years.

	Quarter Ended	High	Low
FY 2009	3/31/09	$5.85	$2.40
	12/31/08	6.83	3.09
	9/30/08	8.08	6.00
	6/30/08	9.78	6.31

FY 2008	3/31/08	$10.94	$9.08
	12/31/07	12.68	9.81
	9/30/07	14.39	11.52
	6/30/07	15.20	13.91

As of May 28, 2009 there were approximately 36 stockholders of record of our common stock.

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly distributions. Amounts presented for each fiscal quarter of 2009 and 2008 represent the cumulative amount of the distributions declared for the months composing such quarter. The following table reflects, by quarter, the distributions per share that we have declared on our common stock in the last two fiscal years:

	Quarter Ended	Cash Distribution Per Share
FY 2009	3/31/09	$0.240
	12/31/08	0.240
	9/30/08	0.240
	6/30/08	0.240
FY 2008	3/31/08	$0.240
	12/31/07	0.240
	9/30/07	0.225
	6/30/07	0.225

Recent Sales of Unregistered Securities

There were no unregistered sales of our securities during the fiscal year ended March 31, 2009.

Item 6.  Selected Financial Data

The following selected financial data for the fiscal years ended March 31, 2009, 2008, 2007, and the period from June 22, 2005 (Commencement of Operations) through March 31, 2006 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION

SELECTED FINANCIAL DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended March 31, 2009	Year Ended March 31, 2008	Year Ended March 31, 2007	Period June 22, 2005 (Commencement of Operations) through March 31, 2006
Statement of Operations Data:
Total Investment Income	$25,812	$27,894	$17,262	$7,371
Total Expenses	12,424	14,842	6,114	1.487
Net Investment Income	13,388	13,052	11,148	5,884
Net (Loss) Gain on Investment	(24,837)	(13,993)	(3,879)	170
Net (Decrease) Increase in Net Assets Resulting from Operations	$(11,449)	$(941)	$7,269	$6,054

Per Share Data (1):
Basic and Diluted	$(0.53)	$(0.06)	$0.44	$0.37
Cash Distributions Declared per share	0.96	0.93	0.86	0.39
Statement of Assets and Liabilities Data:
Total Assets	$326,843	$352,293	$323,590	$230,324
Net Assets	214,802	206,445	222,819	229,842
Net Asset Value Per Share	9.73	12.47	13.46	13.88
Common Shares Outstanding	22,080,133	16,560,100	16,560,100	16,391,589
Senior Securities Data:
Borrowings under line of credit (2)	$110,265	$144,835	$100,000	—
Asset coverage ratio (3) (4)	295%	243%	323%	N/A
Asset coverage per unit (4)	$2,948	$2,425	$3,228	N/A
Other Data:
Number of Portfolio Companies at Year End	46	52	47	22
Principal Amount of New Investments	$53,002	$175,255	$182,953	$160,646
Proceeds from Loan Repayments and Investments Sold	49,785	96,438	61,167	7,381
Weighted Average Yield on Investments (5):	8.22%	8.91%	8.72%	7.02%
Total Return (6)	(51.65)%	(31.54)%	4.36%	3.39%

(1)   Per share data for net (decrease) increase in net assets resulting from operations is based on the weighted common stock outstanding for both basic and diluted.

(2)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.

(3)    As a business development company, we are generally required to maintain a ratio of 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings.

(4)    Asset coverage ratio is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.  Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per $1,000 of indebtedness.

(5)    Weighted average yield on investments equals interest income on investments divided by the annualized weighted average investment balance throughout the year.

(6)    Total return equals the (decrease) increase of the ending market value over the beginning market value plus monthly distributions divided by the monthly beginning market value.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans, common stock and, to a much lesser extent, senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).  In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

Business Environment

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are also susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The recession could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the numbers of our non-performing assets have, and are likely to continue to increase and the fair market value of our portfolio is likely to continue to decrease during these periods.

The recession has affected the availability of credit generally and, as a result, subsequent to our fiscal year end, we sold 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market in order to repay amounts outstanding under our prior credit facility, which matured in April 2009.  These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  In order to maintain RIC status under the Code, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent such other securities of any one issuer do not represent more than 5% of our total assets. As a result of changes in the value of our assets during April and May 2009, due to significant sales of Non-Control/Non-Affiliate investments, we have fallen below the required 50% asset diversification threshold as of the date of this report.  Failure to meet this threshold alone does not result in loss of our RIC status in our current situation.  In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including in our case as a result of the sale of assets,  we are still deemed under the rules to satisfy the asset diversification test, and therefore maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold.  Thus, although we currently qualify as a RIC despite our current, and potential future, inability to meet the 50% asset diversification requirement, if we make any additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened.  In this situation, if we did not regain compliance with the 50% threshold prior to the next quarterly measurement date following the investment, we would have thirty days to “cure” our failure of the asset diversification test to avoid a loss of our RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold.   As a result, we presently do not intend to make any new investments until we once again exceed the 50% threshold.  We are exploring a number of strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again exceed the 50% threshold.  We are currently seeking to obtain a short-term credit facility under which we would be able to borrow funds at each quarter end that would allow us to satisfy the asset diversification test for the foreseeable future, thereby allowing us to make additional investments prior to June 30, 2009 or thereafter and be in compliance with this test.  There can be no assurance, however, that we will be able to enter into such a credit facility on reasonable terms, if at all, or that any other cures will be available to us such that our investment activity could resume.  However, our ability to implement any of these approaches will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.

Under the terms of our new credit facility with BB&T, committed funding was reduced from $125.0 million under our prior facility to $50.0 million. See “Recent Developments” section below for further information.  As of May 29, 2009, $29.7 million was outstanding under our credit facility and only $17.5 million was available for borrowings under the line of credit.  As a result of this limited availability under our credit facility and the restraints upon our investing activities required in order to maintain RIC status under the Code as described above, we are unsure when we will once again be in a position to make any new investments.  Our credit facility also limits our distributions to stockholders and, as a result, we recently decreased our monthly cash distribution rate by 50% as compared to the prior three month period.   We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us.  If market instability persists or intensifies, we may experience increasing difficulty in raising capital.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our credit facility that further constrain our ability to access the capital markets.  To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.  Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing.  Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our line of credit.  Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.

The recession may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility.  For the year ended March 31, 2009, we recorded net unrealized depreciation on our portfolio of investments of $19.8 million, which was mainly attributable to the decrease in fair value of our portfolio.  We may see further decreases in the value of our portfolio, which will further limit our ability to borrow under our credit facility.  Additionally, our credit facility contains covenants regarding the maintenance of certain minimum loan concentrations which are affected by the decrease in value of our portfolio.  Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under the credit facility.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access for some time.  For so long as this is the case, our near-term strategy depends on retaining capital and building the value of our existing portfolio companies to increase the likelihood of maintaining potential future returns.  We will also, where prudent and possible, consider the sale of lower-yielding investments.  This has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control.  As capital constraints improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

Use of Internally-Developed Discount Cash Flow Methodologies

Given the recession, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. The Financial Accounting Standards Board (“FASB”) Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP No. 157-3, provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market.  Under FSP No. 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or amongst market participants, or the prices are not current. The marketplace for which we obtain indicative bids for purposes of determining fair value for our syndicated loan investments have recently shown these attributes of illiquidity.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, our valuation procedures specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available. However, due to the market illiquidity and the lack of transactions during the year ended March 31, 2009, we determined that the current agent bank non-binding indicative bids for the majority of our syndicated loans were unreliable and alternative procedures would need to be performed until liquidity returns to the marketplace.  However, we valued the majority of our syndicated loans using the sale price obtained at or subsequent to March 31, 2009, since the security was sold.  As of March 31, 2009, the portion of our investment portfolio that was valued using DCF was approximately $14.3 million, or 4.6% of the fair value of our total portfolio of investments.

Investment Highlights

During the fiscal year ended March 31, 2009, we extended, directly or through participations, approximately $41.7 million of new loans to four new portfolio companies and $8.3 million of investments to existing portfolio companies through revolver draws or additions to term notes for a total of $50.0 million in new investments. Also, during the fiscal year ended March 31, 2009, we sold, were repaid in full, or otherwise exited 14 syndicated loans and part of one proprietary loan for aggregate proceeds of approximately $28.3 million, and we received scheduled contractual principal repayments of approximately $18.4 million, for total principal repayments of approximately $46.7 million. Since our initial public offering in June 2005 through March 31, 2009, we have made 142 investments in 87 companies for a total of approximately $566.0 million, before giving affect to principal repayments on investments and divestitures.

Recent Developments

New Credit Facility with Branch Bank and Trust Company and Termination of Deutsche Bank A.G. Credit Facility

On April 14, 2009, through our wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”), we entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”), arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  In connection with our entry into the Credit Facility, we borrowed $43.8 million under the Credit Facility to repay in full all amounts outstanding under our prior credit agreement with Deutsche Bank, A.G.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  The Credit Facility matures on April 14, 2010, and if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.

Senior Syndicated Loan Sales

During April 2009, we completed the sale of 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market.  The loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  As a result of these sales, we received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million.   Upon the settlement of these sales, and other refinancings, as discussed below, the remaining senior syndicated loans in our investment portfolio had a fair value of approximately $11.9 million, or 5.0% of our total investments.

Proprietary Investment Term Debt Repayments and Revolver Reductions/Extinguishments

During April 2009, we executed the following transactions with certain of our portfolio companies:

•                  On April 9, 2009, A. Stucki Holding Corp. refinanced a portion of their term debt by repaying approximately $2.0 million of principal repayments which represents the next three quarterly payments due under normal amortization on both their senior term A ($1.6 million) and senior term B ($412,000) loans.  Normal amortization is expected to resume on April 1, 2010.

•                  On April 9, 2009, ASH Holdings Corp. made a repayment of approximately $1.1 million on their revolving line of credit, which reduced the outstanding balance to approximately $500,000.

•                  On April 10, 2009, we entered into an agreement to reduce the available credit limit on Mathey Investment Inc.’s revolving line of credit from $2.0 million to $1.0 million.  This was a non-cash transaction.

•                  On April 10, 2009, we made an investment disbursement to Cavert II Holding Corp. (“Cavert”) for approximately $850,000 on their revolving line of credit and used the proceeds to make next four quarterly payments due under normal amortization for both their senior term A and senior term B loans in a non-cash transaction.  Normal amortization on both of these loans is expected to resume on July 1, 2010.  Subsequently, on April 17, 2009, Cavert repaid the outstanding $850,000 in principal plus accrued interest on its revolving line of credit.

•                  On April 13, 2009, we entered into an agreement to reduce the available credit limit on Chase II Holdings Corp.’s revolving line of credit from $4.5 million to $3.5 million.  This was a non-cash transaction.

Interest Rate Cap Agreement

During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank A.G. and entered into a new interest rate cap agreement for a notional amount of $45 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $40,000 in conjunction with this agreement.

Investment Strategy

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

Our primary investment focuses are situations involving buyouts and recapitalizations of small and mid-sized companies with established management teams. We expect that our investments will generally range between $10 million and $40 million each, although this investment size may vary proportionately as the size of our capital base changes.  Typically, our investments mature in no more than seven years and accrue interest at fixed or variable rates. We intend to invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were investing alone.

Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called paid in kind (“PIK”) interest. We generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as distributions to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for RICs by having to pay out at least 90% of our income. As of March 31, 2009, none of our investments bore PIK interest.

Because the majority of our portfolio loans consist of term debt of private companies who typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that several of the debt securities we acquire will be unrated. We cannot accurately predict what ratings these loans might receive if they were rated, and thus cannot determine whether or not they could be considered “investment grade” quality.

To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets. Interest payments are generally made monthly or quarterly (except to the extent of any PIK interest) with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest generally become due at maturity, generally at five to seven years. When we receive a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price equal to the fair value of the portfolio company’s common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower’s stock.

Original issue discount (“OID”) arises when we extend a loan and receive an equity interest in the borrower at the same time. To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan to the value of the equity. Then the amount allocated to the equity, the OID, must be amortized over the life of the loan. As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a RIC under Subchapter M of the Code, whereas the cash is received, if at all, when the equity instrument is sold. We seek to avoid OID with all potential investments under review, and as of March 31, 2009, we did not hold any investments with OID income.

In addition, as a business development company under the 1940 Act, we are required to make available significant managerial assistance to our portfolio companies. Our investment adviser, Gladstone Management Corporation, or our Adviser, provides these services on our behalf through its officers, who are also our officers. Currently, neither we nor our Adviser charges a fee for managerial assistance; however, if our Adviser does receive fees for such managerial assistance, our Adviser will credit the managerial assistance fees to the base management fee due from us to our Adviser.

Our Adviser receives fees for other services it provides to our portfolio companies. These other fees are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon closing of the investment. The services our Adviser provides to portfolio companies vary by investment, but generally include a broad array of services, such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital from other investors, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are credited against the base management fee that we pay to our Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

Our Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fee.

We may receive fees for the origination and closing services we provides to portfolio companies through our Adviser. These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as fee income in the consolidated statements of operations.

Prior to making an investment, we ordinarily enter into a non-binding term sheet with the potential borrower. These non-binding term sheets are generally subject to a number of conditions, including, but not limited to, the satisfactory completion of our due diligence investigations of the potential borrower’s business, reaching agreement on the legal documentation for the loan, and the receipt of all necessary consents. Upon execution of the non-binding term sheet, the potential borrower generally pays the Adviser a non-refundable fee for services rendered by the Adviser through the date of the non-binding term sheet. These fees are received by the Adviser and are offset against the base management fee payable to the Adviser, which has the effect of reducing our expenses to the extent of any such fees received by the Adviser.

In the event that we expend significant effort in considering and negotiating a potential investment that ultimately is not consummated, we generally will seek reimbursement from the proposed borrower for our reasonable expenses incurred in connection with the transaction, including legal fees. Any amounts collected for expenses incurred by our Adviser in connection with unconsummated investments will be reimbursed to our Adviser. Amounts collected for these expenses incurred by us will be reimbursed to us and will be recognized in the period in which such reimbursement is received, but there can be no guarantee that we will be successful in collecting any such reimbursements.

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. David Dullum is our president and has extensive experience in private equity investing in middle market companies. Terry Lee Brubaker is our co-vice chairman and has substantial experience in acquisitions and operations of companies. George Stelljes III is our co-vice chairman and chief investment officer and has extensive experience in leveraged finance. Our Adviser also has a wholly-owned subsidiary, Gladstone Administration, LLC (the “Administrator”), which employs our chief financial officer, chief compliance officer, treasurer and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services to our affiliates, Gladstone Commercial Corporation, a publicly traded real estate investment trust; Gladstone Capital Corporation, a publicly traded registered investment company; and Gladstone Land Corporation, a private agricultural real estate company.  With the exception of our chief financial officer, all of our executive officers serve as either directors or executive officers, or both, of our Adviser, our Administrator, Gladstone Commercial Corporation and Gladstone Capital Corporation. In the future, our Adviser may provide investment advisory and administrative services to other funds, both public and private, of which it is the sponsor.

We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers’ Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and has offices in New York, Illinois, Pennsylvania, New Jersey, Texas and Georgia.

Investment Advisory and Management Agreement

Pursuant to the amended and restated investment advisory and management agreement with our Adviser (the “Advisory Agreement”), we pay our Adviser fees, as compensation for its services, consisting of a base management and a two-part incentive fee.  On July 9, 2008, our Board of Directors approved the renewal of this Advisory Agreement with our Advisor through August 31, 2009.  The Board of Directors will consider a further one year renewal in July 2009.

Beginning on January 1, 2007, the base management fee was computed and payable quarterly and was assessed at an annual rate of 2.0% of our average gross assets, which is defined as total assets, including investments made with proceeds from borrowings, less any uninvested cash and cash equivalents resulting from borrowings, calculated as of the end of the two most recently completed fiscal quarters.

On January 9, 2007, our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.  This waiver remains in effect and was applied through March 31, 2009.

When our Adviser receives fees from our portfolio companies, such as investment banking fees, structuring fees or executive recruiting services fees, 50% of certain of these fees will be credited against the base management fee that we would otherwise be required to pay to our Adviser.

In addition, the Adviser services the loans held by Business Investment in return for which our Adviser receives a 2.0% annual fee based on the monthly aggregate balance of loans held by Business Investment. Since we indirectly own these loans, all loan servicing fees paid to our Adviser are treated as reductions against the 2.0% base management fee. Overall, the base management fee due to our Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets, or the hurdle rate. We pay our Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in its portfolio.  For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

We pay our direct expenses, including, but not limited to, directors’ fees, legal and accounting fees, stockholder-related expenses, and directors’ and officers’ insurance under the Advisory Agreement.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average assets (the total assets at the beginning each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.  On July 9, 2008, our Board of Directors approved the renewal of this Administration Agreement with our Administrator through August 31, 2009. The Board of Directors will consider a further one year renewal in July 2009.

License Agreement

We entered into a license agreement with the Adviser, pursuant to which the Adviser has granted us a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. The amount of the fee is negotiated on an annual basis by our compensation committee and must be approved by a majority of our independent directors. This license agreement required us to pay the Adviser a royalty fee of one dollar per quarter through March 31, 2008, at which time it was increased to ten dollars per quarter and will remain at ten dollars until the next renewal date of March 31, 2010. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer our investment adviser.

RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts or unless otherwise indicated)

COMPARISON OF THE FISCAL YEARS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Investment Income

Investment income for the year ended March 31, 2009 was $25,812, as compared to $27,894 for the year ended March 31, 2008.

Interest income from our investments in debt securities of private companies was $25,133 for the year ended March 31, 2009, as compared to $27,629 for the prior year. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased $2,496, or 9.0%, during the year ended March 31, 2009 compared to the prior year period. This change was due to the decrease in the weighted average yield of our portfolio, attributable mainly to a reduction in the average LIBOR during the comparable time periods, which was approximately 1.96% for the year ended March 31, 2009, compared to 4.74% in the prior year.

Interest income from Non-Control/Non-Affiliate investments was $8,466 for the year ended March 31, 2009, as compared to $14,575 for the prior year. This decrease was the result of an overall decrease in the number of Non-Control/Non-Affiliate investments held at March 31, 2009 compared to the prior year, primarily due to sales and settlements of syndicated loans subsequent to March 31, 2008. This decrease was further accentuated by drops in LIBOR, due to the instability and tightening of the credit markets.

Interest income from Control investments was $11,291 for the year ended March 31, 2009, as compared to $10,768 for the prior year. The increase of $523 is attributable to the acquisition of two additional Control investments purchased during the year ended March 31, 2009 as compared to the prior year; however, this increase was partially offset by the reclassification of Quench, a Control investment at March 31, 2008, as an Affiliate investment for the current reporting year.  This reclassification took place in the second quarter of fiscal year 2009.  Decreases in LIBOR during the current fiscal year played a minimal role in interest income from our proprietary deals, as the majority of them include interest rate floors to protect against such circumstances.

Interest income from Affiliate investments was $5,376 for the year ended March 31, 2009, as compared to $2,286 for the prior year. The increase of $3,090 was a result of one additional Affiliate investment purchased during the current fiscal year, as well the change in reclassification of Quench as an Affiliate investment, as noted above.

The interest-bearing investment portfolio had an average cost basis of approximately $297.5 million for the year ended March 31, 2009, as compared to an average cost basis of $292.9 million for the year ended March 31, 2008.  The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Year ended March 31, 2009

Company	Interest Income	% of Total
Chase II Holdings Corp.	$2,802	11.1%
A. Stucki Holding Corp.	2,716	10.8%
Acme Cryogenics, Inc.	1,691	6.7%
Noble Logistics, Inc.	1,635	6.5%
Danco Acquisition Corp.	1,597	6.4%
Subtotal	$10,441	41.5%
Other companies	14,692	58.5%
Total interest income	$25,133	100.0%

Year ended March 31, 2008

Company	Interest Income	% of Total
A. Stucki Holding Corp.	$3,377	12.2%
Chase II Holdings Corp.	3,017	10.9%
Acme Cryogenics, Inc.	1,695	6.2%
Noble Logistics, Inc.	1,518	5.5%
Quench Holdings Corp.	1,494	5.4%
Subtotal	$11,101	40.2%
Other companies	16,528	59.8%
Total interest income	$27,629	100.0%

The weighted average yield on our portfolio, excluding cash and cash equivalents, for the year ended March 31, 2009 was 8.22%, compared to 8.91% for the year ended March 31, 2008.  The decrease in the annualized weighted average yield resulted primarily from a reduction in the average LIBOR, due to the instability and tightening of the credit markets.

Interest income from invested cash and cash equivalents for the year ended March 31, 2009 was $67, as compared to $217 for the prior year period.  This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the year to pay down our line of credit.

Other income was $612 for the year ended March 31, 2009, as compared to $48 for the prior year.  This increase is due to the gain realized on the restructuring of Quench during August 2008, which included a cash distribution of approximately $617, of which $567 was recorded as other income.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee, were $14,898 for the fiscal year ended March 31, 2009, as compared to $17,651 for the prior fiscal year, an overall decrease of $2,753, or 15.6%.  The majority of this reduction was due to a decrease in interest costs associated with our credit facility as well as a decrease in the amount of deferred finance costs that were fully amortized during the fiscal year ended March 31, 2009.

Loan servicing fees of $5,002 were incurred for the year ended March 31, 2009, as compared to $5,014 for the prior year. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the aggregate outstanding portfolio. These fees were directly credited against the amount of the base management fee due to our Adviser. The consistency in loan servicing fees is the result of similar balances in our portfolio of loans being serviced by our Adviser during the comparable years.

The base management fee for the year ended March 31, 2009 was $1,699, as compared to $1,803 for the prior year. The decrease is reflective of fewer total assets held throughout the year ended March 31, 2009 when compared to the prior fiscal year. The base management fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of our consolidated financial statements and is summarized in the table below:

	Year ended
	March 31, 2009	March 31, 2008
Base management fee	$1,699	$1,803

Credits to base management fee from Adviser:
Credit for fees received by Adviser from the portfolio companies	(861)	(1,045)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(1,613)	(1,764)
Credit to base management fee from Adviser	(2,474)	(2,809)

Net base management fee	$(775)	$(1,006)

(1)                   Our Adviser voluntarily and irrevocably waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

The administration fee was $821 for the year ended March 31, 2009, as compared to $855 for the prior year. This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, and their respective staffs. Our allocable portion of expenses is derived by multiplying the percentage of our average assets (the assets at the beginning of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. The slight decrease was attributable to a modest decrease in our total assets in relation to the other funds serviced by our Administrator during the prior year.

As a result of the Subsequent Syndicated Loan Sales and the parallel decrease in the size of our average assets, and our current intention not to grow our portfolio in the near-term, we expect that the base management fee and the administration fee will decrease correspondingly.

Interest expense was $5,349 for the year ended March 31, 2009, as compared to $7,733 for the prior year, a decrease of $2,384, or 30.8%. The decline was a direct result of decreased borrowings under our credit facility during the current fiscal year as compared to the prior fiscal year.  While there was an increase in the interest rate margin charged on the outstanding borrowings upon renewing the facility during October 2009, the overall LIBOR base rate decrease during the period offset this interest rate margin increase.

Amortization of deferred finance costs, in connection with our credit facility with Deutsche Bank A.G., were $323 for the year ended March 31, 2009, as compared to $734 for the prior year. The decrease is attributable to full amortization of costs incurred in connection with the credit facility agreement during the current year.  There was no fee associated with the October 2009 renewal of the credit facility.  We did incur approximately $1.2 million of financing fees directly related to our new credit facility with Branch Bank and Trust Company during March 2009.  These costs have been capitalized as deferred financing fees at March 31, 2009 and will be amortized ratably over the term of the new credit facility.

Professional fees, generally consisting of legal and audit fees, were $532 for the year ended March 31, 2009, as compared to $416 for the prior year.  The increase was due to higher audit fees as well as legal costs associated with our SEC filings and the Registration Statement on Form N-2 as well as additional legal costs related to the sale of senior syndicated loans.

Stockholder related costs were $485 for the year ended March 31, 2009, as compared to $268 for the prior year. Stockholder related costs include such recurring items as annual Nasdaq listing fees, transfer agent fees, annual report printing and distribution and other annual meeting costs, costs associated with SEC filings and press release costs. The increase was primarily attributable to the increase in proxy solicitation and annual report printing fees.

Insurance expense was $222 for the year ended March 31, 2009, as compared to $231 for the prior year. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums and remained relatively flat over the comparable fiscal years.

Directors’ fees were $194 for the year ended March 31, 2009, as compared to $232 for the prior year. Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees. The slight decrease is due to the timing of committee meetings and a result of fewer meetings being held in the current year.

Other expenses were $271 for year ended March 31, 2009, as compared to $365 for the prior year. These expenses consist of direct expenses such as non-reimbursable travel related specifically to our portfolio companies, consultant loan evaluation services for our portfolio companies, backup servicer expenses and document custody fees, as well of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.  The decrease in the current year from the prior year was attributed mainly to a reduction in franchise taxes and annual reporting fees.

Realized and Unrealized (Loss) Gain on Investments

For the year ended March 31, 2009, we recognized a net loss on ten sales and three premature exits of senior syndicated loans in the aggregate amount of $5,023, and we recorded net unrealized depreciation of investments in the aggregate amount of $19,814.  At March 31, 2008, we recognized a net loss on the sale of 17 syndicated loans in the aggregate amount of $2,412, and we recorded net unrealized depreciation of investments in the aggregate amount of $11,528.

At March 31, 2009, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $35.0 million, as compared to $15.2 at March 31, 2008, representing net unrealized depreciation of $19.8 million for the year.  The majority of our unrealized depreciation for the year occurred in our senior syndicated loans, which decreased in value by $14.9 million during the fiscal year, primarily as a result of the pending consummation of the Subsequent Syndicated Loan Sales.  The most significant losses occurred in Interstate Fibernet, LVI Services, Generac, CRC Health Group, PTS Acquisition Corp., and Network Solutions, all of which were sold subsequent to March 31, 2009.  Our Affiliate investments also experienced an overall devaluation, driven primarily by losses on Noble Logistics and on our debt and equity portions of Quench and Danco, respectively.  Slightly offsetting this was an appreciation in the value of our equity held in Quench.  We valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with board approved valuation policies, which valued the debt securities through the use of a liquidity waterfall approach.  Consistent with our board of directors’ ongoing review and analysis of appropriate valuation policies, and in conjunction with our adoption of SFAS No.157 on April 1, 2008, the board of directors modified our valuation procedures so that the debt portion of bundled investments in non-controlled companies is valued by SPSE, which change had a positive impact on net unrealized appreciation in the amount of approximately $8.5 million for the fiscal year ended March 31, 2009.  Our Control investments, however, performed quite well, appreciating in value by an aggregate of approximately $5.6 million during the fiscal year.  This increase was led by our equity positions in A. Stucki, Chase Industries and Galaxy Tools, as well as an increase in the fair market value of the debt portion of Auto Safety House, which previously had no fair value.  Countering this appreciation in value was an unrealized loss in the equity of Acme Cryogenics, which depreciated in fair value by approximately $4.1 million.

Subsequent to March 31, 2009, we sold 29 of the remaining 32 senior syndicated loans included in the Non-Control/Non-Affiliates (collectively, the “Subsequent Syndicated Loan Sales”) for aggregate proceeds of approximately $69.2 million in cash and recorded a realized loss of approximately $34.6 million. The Subsequent Syndicated Loan Sales are included in our consolidated assets as of March 31, 2009 and were valued at their respective sale prices and were the primary cause of our increase in unrealized loss, which loss will be reflected in the results of operations for the three months ending June 30, 2009.  See Note 13, “Subsequent Events” in the Notes to our consolidated financial statements.

We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets. Although our investment portfolio has depreciated, our entire portfolio was fair valued at 90% of cost as of March 31, 2009.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.  The Subsequent Syndicated Loan Sales, for example, resulted in a realized loss of approximately $34.6 million.

Derivatives

We recorded unrealized depreciation of our interest rate cap agreement purchased in October 2007 and February 2008 of $0 and $53 for the years ended March 31, 2009 and 2008, respectively.

During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank  A.G. and entered into a new interest rate cap agreement for a notional amount of $45 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $40 in conjunction with this agreement.

Net Decrease in Net Assets Resulting from Operations

For the year ended March 31, 2009, we recorded a net decrease in net assets resulting from operations of $11,449 as a result of the factors discussed above. Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the years ended March 31, 2009 and 2008 were $0.53 and $0.06, respectively.  For the year ended March 31, 2008, we recorded a net decrease in net assets resulting from operations of $941.  We will continue to incur base management fees, which are likely to increase to the extent our investment portfolio grows, and we may begin to incur incentive fees. The administrative fee payable to our Administrator is also likely to grow during future periods to the extent our average total assets grow in comparison to prior periods and as the expenses incurred by our Administrator to support our operations increase.

COMPARISON OF THE FISCAL YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007

Investment Income

Investment income for the year ended March 31, 2008 was $27,894, as compared to $17,262 for the year ended March 31, 2007.

Interest income from our investments in debt securities of private companies was $27,629 for the year ended March 31, 2008, as compared to $15,594 for the prior year, representing an increase of $12,035, or 77% over the prior year.  This increase was due to a significant number of additions to our investment portfolio for the year ended March 31, 2008, at which time the average cost basis of our interest-bearing investment portfolio was $292.9 million, as compared to $185.7 million in the prior year.  This is also reflected in our weighted average yield on our portfolio investments, excluding cash and cash equivalents, which was 8.91% for the year ended March 31, 2008, as compared to 8.72% for the prior year.

Interest income from Non-Control/Non-Affiliate investments was $14,575 for the year ended March 31, 2008, as compared to $9,572 for the prior year. This increase was the result of approximately $27.8 million of additional Non-Control/Non-Affiliate investments made during the year ended March 31, 2008.

Interest income from Control investments was $10,768 for the year ended March 31, 2008, as compared to $5,486 for the prior year.  This increase is mainly attributable to the purchase of one additional Control investment during the year ended March 31, 2008, as well as the two prior year purchases being held and earning income for an entire year.

Interest income from Affiliate investments was $2,286 for the year ended March 31, 2008, as compared to $536 for the prior year. The increase of $1,750 was a result of two new Affiliate investments made during the year ending March 31, 2008, in addition to the prior year purchase being held and earning income for an entire year.

The following table lists the interest income from investments for the five largest portfolio companies during the respective periods:

Year ended March 31, 2008

Company	Interest Income	% of Total
A. Stucki Holding Corp.	$3,377	12.2%
Chase II Holdings Corp.	3,017	10.9%
Acme Cryogenics, Inc.	1,695	6.2%
Noble Logistics, Inc.	1,518	5.5%
Quench Holdings Corp.	1,494	5.4%
Subtotal	$11,101	40.2%
Other companies	16,528	59.8%
Total interest income	$27,629	100.0%

Year ended March 31, 2007

Company	Interest Income	% of Total
Chase II Holdings Corp.	$3,063	5.4%
Quench Holdings Corp.	1,405	5.4%
US Investigative Services, Inc.	833	3.8%
Graham Packaging Holding Co.	809	3.7%
Sungard Data Systems	713	3.7%
Subtotal	$6,823	22.0%
Other companies	8,771	78.0%
Total interest income	$15,594	100.0%

Interest income from invested cash and cash equivalents for the year ended March 31, 2008 was $217, as compared to $1,662 for the prior year period.  This decrease is the result of having less cash on hand in our interest bearing accounts during the year ended March 31, 2008, as we had fully invested the proceeds from our initial public offering and used the majority of the proceeds from sales and repayments on outstanding loans to pay down our line of credit.

Other income was $48 for the year ended March 31, 2008, as compared to $6 for the prior year.  Other income is comprised of loan amendment fees that are amortized over the remaining lives of the respective loans and other miscellaneous income amounts.  The increase is directly related to additional amendment fees received during the year ended March 31, 2008.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee, were $17,651 for the year ended March 31, 2008, as compared to $6,992 for the prior year.  The majority of this change was due to significant increases experienced in the loan servicing fee, interest expense, and amortization of deferred finance costs, all discussed below.

Loan servicing fees of $5,014 were incurred for the year ended March 31, 2008, as compared to $1,569 for the prior year. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the size of the aggregate outstanding portfolio. These fees were directly credited against the amount of the base management fee due to our Adviser. The increase in loan servicing fees is the result of an increase in our portfolio of loans being serviced by our Adviser during the year ended March 31, 2008, as compared to the prior year.

The base management fee for the year ended March 31, 2008 was $1,803, as compared to $2,413 for the prior year.  The decrease in our base management fee results from the increase in loan servicing fees, which served as a reduction to the overall base management fee.  The base management fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the accompanying consolidated financial statements and is summarized in the table below:

	Year ended
	March 31, 2008	March 31, 2007
Base management fee	$1,803	$2,413

Credits to base management fee from Adviser:
Credit for fees received by Adviser from the portfolio companies	(1,045)	(878)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(1,764)	—
Credit to base management fee from Adviser	(2,809)	(878)

Net base management fee	$(1,006)	$(1,535)

(1)                   Our Adviser voluntarily waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

Administration fees payable to our Administrator were $855 for the year ended March 31, 2008, as compared to $527 for the prior year.  This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, and their respective staffs.  Our allocable portion of expenses is derived by multiplying the total expenses by the  percentage of our average assets (the assets at the beginning of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. This increase is mainly attributable to the personnel growth of our Administrator, as well as an increase in the general overhead expenses incurred by our Administrator, partly on our behalf.

Interest expense was $7,733 for the year ended March 31, 2008, as compared to $608 for the prior year. The increase was directly attributable to the increase in borrowings under our credit facility to fund our investment activity during fiscal year 2008, whereas in the prior year we had a minimal draw on the credit facility, and it was only outstanding for six months.

Amortization of deferred financing fees was $734 for the year ended March 31, 2008, as compared to $234 for the prior year. The increase was due to the amortization of a full year of deferred financing fees associated with the October 2007 renewal of our credit facility for the year ended March 31, 2008, as opposed to only six months of amortization in the prior year.

Professional fees, consisting mainly of legal fees and accounting and audit fees, were $416 for the year ended March 31, 2008, as compared to $586 for the prior year.  The decrease is mainly related to the timing of our general audit accruals and the initial capitalization and amortization of expenses related to our shelf registration statement on Form N-2.

Stockholder related costs remained relatively flat during the comparable periods at $268 for the year ended March 31, 2008, compared to $273 for the prior year. Stockholder related costs consist of annual Nasdaq listing fees, transfer agent fees, annual report printing and distribution and other annual meeting costs, costs associated with SEC filings and press release costs.

Insurance expense was $231 for the year ended March 31, 2008, as compared to $262 for the prior year. Insurance expense consists of the amortization of the directors and officers insurance policy and professional liability policy premiums. The decrease was due to a reduction in the premiums for directors and officers’ insurance for the policy period during fiscal year 2008.

Directors’ fees were $232 for the year ended March 31, 2008, as compared to $208 for the prior year. Directors’ fees consist of the amortization of the directors’ annual stipend and individual meeting fees.  The slight decrease is due to the timing of committee meetings and is a result of fewer meetings being held in the current quarter.

Other expenses were $365 for year ended March 31, 2008, as compared to $312 for the prior year. These expenses consist of direct expenses such as travel related specifically to our portfolio companies, loan evaluation services for our portfolio companies, backup servicer expenses, as well of franchise taxes due to the state of Delaware and other fees surrounding state and regulatory licensing, registration and other corporate filing fees.  The increase is primarily due to additional direct expenses incurred in relation to the growth of our overall investment portfolio size.

Realized and Unrealized (Loss) Gain on Investments

For the year ended March 31, 2008, we recognized a net loss on the sale of 17 loan participations in the aggregate amount of $2,412, and we recorded net unrealized depreciation of investments in the aggregate amount of $11,528.  At March 31, 2007, we recognized a net loss on the sale of nine loan participations in the aggregate amount of $94, and we recorded net unrealized depreciation of investments in the aggregate amount of $3,785.  The increase in realized losses is attributable to the need that we experienced in the year ended March 31, 2008 for liquidity to invest in potentially higher yielding investments, which caused us to sell certain loan participations.

At March 31, 2008, the fair value of our investment portfolio was less than the cost basis of our portfolio by $15.2 million, as compared to $3.7 million at March 31, 2007, representing net unrealized depreciation of approximately $11.5 million for the fiscal year.  The decline in the fair value of our investment portfolio during the fiscal year ended March 31, 2008 was due to devaluations in our senior syndicated loan participations, as our Non-Control/Non-Affiliates experienced a $23.3 million unrealized loss over the year ended March 31, 2008.  This loss was partially offset by unrealized gains in our Control and Affiliate investments, which increased $11.8 million in aggregate.

Although our investment portfolio had depreciated, our entire portfolio was fair valued at 96% of the cost of the investments as of March 31, 2008.  We believe that the depreciation is due primarily to the general instability of the loan markets.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Derivatives

At March 31, 2008, we recorded net unrealized depreciation of $53 due to a decrease in the fair market value of our interest rate cap agreement purchased in October 2007 and February 2008.

Net (Decrease) Increase in Net Assets Resulting from Operations

At March 31, 2008, we realized a net decrease in net assets resulting from operations of $941 as a result of the factors discussed above.  Our net (decrease) increase in net assets from operations per basic and diluted weighted average common share for the years ended March 31, 2008 and 2007 were ($0.06) and $0.44, respectively.  For the year ended March 31, 2007, we recorded a net increase in net assets resulting from operations of $7.3 million.  We will continue to incur base management fees, which are likely to increase to the extent that our investment portfolio grows, and we may begin to incur incentive fees.  Our administrative expenses payable to our Administrator are also likely to grow during future periods to the extent that our average total assets grow in comparison to prior periods and as the expenses incurred by our Administrator to support our operations increase.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, except per share amounts or unless otherwise indicated)

Operating Activities

At March 31, 2009, we had investments in equity of, loans to, or syndicated participations in, 46 private companies with a cost basis totaling approximately $348.9 million.  At March 31, 2008, we had investments in equity of, loans to or syndicated participations in 52 private companies with a cost basis totaling approximately $350.8 million.  At March 31, 2007, we had investments in equity of or loans to or syndicated participations in 47 private companies with a cost basis totaling approximately $274.6 million.

During the years ended March 31, 2009, 2008 and 2007, the following investment activity occurred during each quarter of the respective fiscal year:

Quarter Ended	New Investments (1)		Principal Repayments (2)		Investments Sold (3)	Net (Loss) Gain on Disposal

June 30, 2008	$8,980		$3,493		$13,227	$(1,718)
September 30, 2008	27,632		18,841		—	(2,498)
December 31, 2008	11,043		4,469		—	—
March 31, 2009	5,347	*	9,068	*	687	(807)
Total fiscal year 2009	$53,002		$35,871		$13,914	$(5,023)

June 30, 2007	$72,601		$21,358		$5,809	$(48)
September 30, 2007	41,183		16,948		—	(4)
December 31, 2007	43,551		21,417		9,887	(146)
March 31, 2008	17,920		4,517		16,501	(2,214)
Total fiscal year 2008	$175,255		$64,240		$32,197	$(2,412)

June 30, 2006	$33,666		$874		$15,552	$3
September 30, 2006	15,812		5,964		997	(2)
December 31, 2006	69,373		3,610		3,041	(2)
March 31, 2007	64,102		19,974		11,154	(93)
Total fiscal year 2007	$182,953		$30,422		$30,744	$(94)

*        Includes a non-cash assumption of $3,043 worth of senior notes received from American Greetings Corporation for our agreement to the RPG bankruptcy settlement in which we received the aforementioned notes and $909 in cash and recognized a loss on the settlement of approximately $601.

Subsequent to March 31, 2009, we sold 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009.  The loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  As a result of the Subsequent Syndicated Loan Sales, as of May 29, 2009, we had investments in equity of, loans to, or syndicated participations in, 17 private companies with a cost basis totaling approximately $239.7 million.

(1)   New Investments

Year Ended March 31, 2009

During the year ended March 31, 2009, we extended, either directly or through participations, $44.7 million of investments to five new portfolio companies and $8.3 million of investments to existing portfolio companies through revolver draws, additions of new notes or equity infusions, for total new investments of $53.0 million.  The originations of loans to new portfolio companies by quarter were as follows:

Quarter ended	Investments	Companies	Description
June 30, 2008	$5.8 million	1	Tread Corporation
September 30, 2008	25.2 million	2	Galaxy Tool Corp. and A. Stucki (Alco Springs acquisition)
December 31, 2008	10.7 million	1	Country Club Enterprises LLC
March 31, 2009	3.0 million	1	American Greetings Corporation (through RPG settlement)
Total	$44.7 million	5

Year Ended March 31, 2008

During the year ended March 31, 2008, we extended, either directly or through participations, $129.1 million of investments to 23 new portfolio companies and $46.2 million of investments to existing portfolio companies through revolver draws, additions of new notes or equity infusions, for total new investments of $175.3 million.  The investments of loans to new portfolio companies by quarter were as follows:

Quarter ended	Investments	Companies	Description
June 30, 2007	$56.7 million	14	B-Dry LLC and thirteen syndicated loans
September 30, 2007	24.3 million	6	Senior debt disbursed to six different syndicated borrowers
December 31, 2007	37.5 million	2	Danco Acquisition and Cavert II Holdings
March 31, 2008	10.6 million	1	Mathey Investments, Inc.
Total	$129.1 million	23

Year Ended March 31, 2007

During the year ended March 31, 2007, we extended, either directly or through participations, $136.9 million of investments to 36 new portfolio companies and $46.1 million of investments to existing portfolio companies through revolver draws, additions of new notes or equity infusions, for total new investments of $183.0 million.  The investments of loans to new portfolio companies by quarter were as follows:

Quarter ended	Investments	Companies	Description
June 30, 2006	$19.6 million	8	Senior debt disbursed to eight different syndicated borrowers
September 30, 2006	12.5 million	7	Senior debt disbursed to seven different syndicated borrowers
December 31, 2006	63.7 million	15	Noble Logistics, Acme Cryogenics, and thirteen syndicated loans
March 31, 2007	41.1 million	6	A. Stucki Holding and five syndicated loans
Total	$136.9 million	36

Our last investment in a new portfolio company was in November 2008.  In light of current economic conditions, limited borrowings available under our Credit Facility, constraints on our ability to access the capital markets and the restraints upon our investing activities required in order to maintain RIC status, our near-term strategy depends on retaining capital and building the value of our existing portfolio companies.  We will also, where prudent and possible, consider the sale of lower-yielding investments.  This strategy has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control and our ability to satisfy the asset diversification test under the Code.  As our capital constraints and asset diversification improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

(2)   Principal Repayments

Year Ended March 31, 2009

During the year ended March 31, 2009, one borrower made payment in full ahead of contractual maturity, two borrowers made partial payoffs commensurate with exit/settlement agreements, and one borrower made partial payment upon restructuring for an aggregate of $17.5 million.  The payments received in full ahead of contractual maturity, syndicate loan payoff and unscheduled partial payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
June 30, 2008	$—	—	N/A
September 30, 2008	13.5 million	3	Lexicon (partial repayment upon exit), Hudson (repaid in full ahead of maturity) and Quench (repaid in full ahead of maturity and restructured)
December 31, 2008	—	—	N/A
March 31, 2009	4.0 million	1	RPG settlement and acquisition of AMG notes
Total	$17.5 million	4

We also experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule in aggregate amount of $18.4 million, for total principal repayments of $35.9 million.

Year Ended March 31, 2008

During the year ended March 31, 2008, seven borrowers made payments in full ahead of contractual maturity for an aggregate of $36.7 million.  The payments received in full ahead of contractual maturity, refinancing and syndicate loan payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
June 30, 2007	$16.1 million	4	Patriot, Madison River, Dresser and Maidenform (repaid in full ahead of maturity)
September 30, 2007	10.8 million	1	USIS (repaid in full ahead of maturity)
December 31, 2007	9.8 million	2	ACS Media and U.S. Silica (repaid in full ahead of maturity)
March 31, 2008	—	—	N/A
Total	$36.7 million	7

We also experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule in aggregate amount of $27.5 million, for total principal repayments of $64.2 million.

Year Ended March 31, 2007

During the year ended March 31, 2007, six borrowers made payments in full ahead of contractual maturity for an aggregate of $26.2 million.  The payments received in full ahead of contractual maturity and syndicate loan payoffs by quarter were as follows:

Quarter ended	Repayments	Companies	Description
June 30, 2006	$—	—	N/A
September 30, 2006	5.0 million	2	Tex Star Op and Fresh Start (repaid in full ahead of maturity)
December 31, 2006	2.2 million	1	MedAssets (repaid in full ahead of maturity)
March 31, 2007	19.0 million	3	WastEquip, Brock Holdings and Graham Packaging (repaid in full ahead of maturity)
Total	$26.2 million	6

We also experienced contractual amortization, revolver repayments and some principal payments received ahead of schedule in aggregate amount of $4.2 million, for total principal repayments of $30.4 million.

(3)   Investments Sold

Year Ended March 31, 2009

During the year ended March 31, 2009, we sold, either partially or in full, ten different syndicated loans for aggregate proceeds of $13.9 million.  The sales by quarter were as follows:

Quarter ended	Sales	Companies	Description
June 30, 2008	$13.2 million	9	Full and partial sales of nine different syndicated loans.
September 30, 2008	—	—	N/A
December 31, 2008	—	—	N/A
March 31, 2009	0.7 million	1	Sale of Hargray
Total	$13.9 million	10

As discussed elsewhere in this report, subsequent to March 31, 2009, we sold 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009.  The loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.

Year Ended March 31, 2008

During the year ended March 31, 2008, we sold, either partially or in full, sixteen different syndicated loans for aggregate proceeds of $32.2 million.  The sales by quarter were as follows:

Quarter ended	Sales	Companies	Description
June 30, 2007	$5.8 million	4	Sales of Aramak, Latham, Nutro and Central Parking
September 30, 2007	—	—	N/A
December 31, 2007	9.9 million	2	Partial sales of Graham Packaging and West Corp.
March 31, 2008	16.5 million	10	Full and partial sales of ten different syndicated loans
Total	$32.2 million	16

Year Ended March 31, 2007

During the year ended March 31, 2007, we sold, either partially or in full, nine different syndicated loans and common equity in one proprietary investment for aggregate proceeds of $30.7 million.  The sales by quarter were as follows:

Quarter ended	Sales	Companies	Description
June 30, 2006	$15.5 million	4	Sales of Revere, Burlington, Le Natures and ECI
September 30, 2006	1.0 million	1	Sale of Hertz
December 31, 2006	3.0 million	2	Sale of Latham (partial) and Fresh Start
March 31, 2007	11.2 million	3	Sales of BMS, Sungard and Acme common equity
Total	$30.7 million	10

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2009.

Fiscal Year Ending March 31,	Amount
2010	$12,057
2011	27,054
2012	53,180
2013	14,941
2014	74,228
Thereafter	18,352
Total Contractual Repayments (including the impact of the Subsequent Syndicated Loan Sales)	$199,812
Investment in equity securities	45,322
Unamortized premiums on debt securities	39
Principal of Subsequent Syndicated Loan Sales	103,772

Total investments held at March 31, 2009	$348,945

Operating Activities

Net cash provided by operating activities for the year ended March 31, 2009 was approximately $13.0 million and consisted primarily of principal loan repayments, the sale of existing portfolio investments and net unrealized depreciation of our investments.  These cash inflows were partially offset by the purchases of two new Control investments, one new Affiliate investment and other disbursements to existing portfolio companies.  For the year ended March 31, 2008, net cash used in operating activities was approximately $57.4 million and consisted primarily of the purchase of two new Control investments, one new Affiliate investment and other disbursements to existing portfolio companies, partially offset by principal loan repayments, proceeds from sales of portfolio investments and a decrease in the amount due from our custodian.  Net cash used in operating activities for the year ended March 31, 2007 was approximately $122.7 million and consisted primarily of the purchase of an aggregate of approximately $35.0 million of Non-Control/Non-Affiliate investments in syndicated loans, two Affiliate investments and one new Control investment, partially offset by principal loan repayments and proceeds from sales of portfolio investments.

Financing Activities

Net cash used in financing activities for the fiscal year ended March 31, 2009 was approximately $15.1 million, which was primarily a result of repayments on our line of credit in excess of borrowings by approximately $34.6 million, in addition to our distributions paid to stockholders of $20.8 million.  This was partially offset, however, by the Rights Offering (defined below), which provided net proceeds of $40.6 million.

Net cash provided by financing activities for the fiscal year ended March 31, 2008 was approximately $29.0 million, which was primarily a result of borrowings on our line of credit in excess of repayments by approximately $44.8 million.  This was partially offset, however, by distributions paid to our stockholders of $15.4 million.

Net cash provided by financing activities for the fiscal year ended March 31, 2007 was approximately $84.8 million, which was primarily a result of borrowings on our line of credit in excess of repayments by approximately $100.0 million.  This was partially offset, however, by distributions paid to our stockholders of $14.2 million.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.08 per common share during each month of the fiscal year ended March 31, 2009.  We declared and paid monthly distributions of $0.07 per common share for each month from April 2006 through December 2006, $0.075 per common share for each month from January 2007 to September 2007, and $0.08 per common share for each month from October 2007 through March 2008.

For the year ended March 31, 2009, our distribution payments of approximately $20.8 million exceeded our net investment income by approximately $7.4 million. We declared these distributions based on our estimates of net investment income for the fiscal year. Our investment pace continued to be slower than expected in our third full year of operations and, consequently, our net investment income was lower than our original estimates.  A portion of the distributions declared during fiscal year 2009 was treated as a return of capital to our stockholders.

In connection with our negotiation of the Credit Facility, our Board of Directors decreased, by 50% from the prior three-month period, the amount of our monthly cash distributions and declared distributions of $0.04 per common share for each of the months of April, May and June of 2009.

Issuance of Equity

During fiscal year 2007, we filed a registration statement with the SEC (the “Registration Statement”) that permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights and/or debt securities, of which, to date, we have issued $41.3 million in common stock, which leaves a remaining capacity of $258.7 million. To date, we have incurred approximately $728 of costs in connection with the Registration Statement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At March 31, 2009, our stock closed trading at $3.82, representing a 60.7% discount to our net asset value of $9.73 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

We raised additional capital within these regulatory constraints in April 2008 through an offering of transferable subscription rights to purchase additional shares of common stock (the “Rights Offering”). Pursuant to the Rights Offering, we sold 5,520,033 shares of our common stock at a subscription price of $7.48 per share, which represented a purchase price equal to 93% of the weighted average closing price of our stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by us, were approximately $40.6 million and were used to repay outstanding borrowings under our line of credit. Should our common stock continue to trade below its net asset value per share, we may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that we will be successful in our efforts to raise capital.

Future Capital Resources

During our 2008 annual stockholders meeting, our stockholders approved a proposal that allows us to issue long-term rights, including warrants to purchase shares of our common stock at an exercise price per share that will not be less than the greater of the market value or net asset value of our common stock at a time such rights may be issued.  Our stockholders also approved a proposal that allows us to sell shares of our common stock at a price below our then current net asset value per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting.

New Revolving Credit Facility

On April 14, 2009, we entered into the Credit Facility, providing for a $50.0 million revolving line of credit arranged by BB&T as administrative agent, replacing Deutsche Bank, A.G. who served as administrative agent under our prior credit facility. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  In connection with our entry into the Credit Facility, we borrowed $43.8 million under the Credit Facility to repay in full all amounts outstanding under the prior credit agreement.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  The Credit Facility matures on April 14, 2010 and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.  Advances under the Credit Facility will generally bear interest at the 30 day LIBOR rate (subject to a minimum rate of 2%), plus 5% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.

Interest is payable monthly during the term of the Credit Facility.  Principal is payable after April 14, 2010 through maturity out of all of our collections of principal from our  loans. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies. The Credit Facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances as well as limits on payments of distributions. As of May 29, 2009, Business Investment was in compliance with all of the facility covenants. As of May 29, 2009 there was $29.7 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 7.0%, and the remaining borrowing capacity under the Credit Facility was approximately $17.5 million.

During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank A.G. and entered into a new interest rate cap agreement for a notional amount of $45 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $40 in conjunction with this agreement.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to us. At May 29, 2009, the amount due from the custodian was approximately $867.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The loan documents require us to maintain a minimum net worth of $169 million plus 50% of all equity and subordinated debt raised after April 14, 2009 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of May 29, 2009, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. During the fiscal year ended March 31, 2009, net unrealized depreciation on our investments was approximately $19.8 million, compared to $11.5 million during the prior fiscal year. Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions as more fully described below.

The Credit Facility matures on April 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.  There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the Credit Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions.  For instance, in connection with the recent establishment of our new credit facility, the size of the line was reduced from $125.0 million under our prior facility to $50.0 million under our new credit facility and Deutsche Bank A.G., who was a committed lender our prior credit facility elected not to participate in the new facility and withdrew its commitment.  If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders.  Our inability to pay distributions could result in us failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recently recorded in connection with the Subsequent Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ending June 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Contractual Obligations and Off-Balance Sheet Arrangements

We were not a party to any signed term sheets for potential investments as of March 31, 2009.  In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of our Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of March 31, 2009, we have not been required to make any payments on the guaranty of the Finance Facility.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157—Fair Value Measurements (“SFAS No. 157”), which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We adopted SFAS No. 157 on April 1, 2008. In part, SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

See Note 3, “Investments” in our Notes to the consolidated financial statements for additional information regarding fair value measurements and our adoption of SFAS No. 157.

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

In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”).  The Policy has been approved by our Board of Directors, and each quarter the Board of Directors reviews whether our Adviser has applied the Policy consistently, and votes whether or not to accept the recommended valuation of our investment portfolio.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows. The use of a DCF methodology follows that prescribed by FSP No. 157-3, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.

The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and/or equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities.

(1)          Portfolio investments comprised solely of debt securities: We refer to as Non-Public Debt Securities those debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist, and that are issued by portfolio companies where we have no equity, or equity-like securities, and are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit PIK interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that the probability of receiving a success fee on a given loan is above 6-8%, a threshold of significance. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the Board assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying condensed consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)          Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and/or  equity securities: For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. Further, we believe that the in-use premise of value (as defined in SFAS No. 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under SFAS No. 157 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  discounted cash flow or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.  If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)          Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: We value Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with SFAS No. 157, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS No. 157). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity and equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we value the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach as described above.

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

Credit Information:  Our Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and our Adviser participate in the periodic board meetings of our portfolio companies in which we hold Control and Affiliate investments and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, our Adviser calculates and evaluates the credit statistics.

Loan Grading and Risk Rating:  As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by an NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB from an NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB on an NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At March 31, 2009, one investment was on non-accrual for approximately $2.6 million at fair value.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at March 31, 2009 and March 31, 2008, representing approximately 59% and 51%, respectively, of all loans in our portfolio at the end of each period:

Rating	March 31, 2009	March 31, 2008
Highest	7.0	7.0
Average	5.5	5.5
Weighted Average	5.1	5.1
Lowest	2.0	1.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at March 31, 2009 and March 31, 2008, representing approximately 12% and 13%, respectively, of all loans in our portfolio at the end of each period:

Rating	March 31, 2009	March 31, 2008
Highest	9.0	9.0
Average	8.0	7.1
Weighted Average	8.0	7.3
Lowest	7.0	1.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at March 31, 2009 and March 31, 2008, representing approximately 29% and 36%, respectively, of all loans in our portfolio at the end of each period:

Rating	March 31, 2009	March 31, 2008
Highest	BB/Ba2	BB/Ba2
Average	B/B2	B+/B1
Weighted Average	B/B2	B+/B1
Lowest	CCC+/B3	CCC+/B2

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

Revenue Recognition

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected.  We will stop accruing interest on investments when it is determined that interest is no longer collectible.  Generally, when a loan becomes 90 days or more past due and/or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company.  At March 31, 2009, one Control investment was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans in our portfolio. At March 31, 2008, one Non-Control/Non-Affiliate investment and one Control investment were on non-accrual with an aggregate fair value of approximately $0.4 million, or 0.1% of the fair value of all loans in our portfolio.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to our consolidated financial statements included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, unless otherwise indicated)

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  The primary risk we believe we are exposed to is interest rate risk.  While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism. At March 31, 2009, our portfolio consisted of the following breakdown in relation to all outstanding debt:

50%	Variable rates
30%	Variable rates with a floor
20%	Fixed rates
100%	Total

As a result of the Subsequent Syndicated Loan Sales, as of May 29, 2009, our portfolio had approximately 23% of the total of the loan cost value at variable rates, approximately 46% of the total loan cost value at variable rates with floors and approximately 31% of the total loan portfolio cost basis at fixed rates.  All of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate.

We had a $125.0 million revolving credit facility, based on variable rates, with Deutsche Bank A.G., which matured in April 2009.  As of March 31, 2009, there was an outstanding principal balance of $110.3 million at a stated interest rate of approximately 0.7% plus a 3.5% program fee.  In April 2009, we entered into a new revolving credit facility with BB&T for up to $50.0 million.  Advances under the new credit facility will generally bear interest at the 30-day LIBOR rate (subject to a minimum rate of 2%), plus 5% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  We borrowed approximately $43.8 million under the new credit facility and, along with our funds, repaid all outstanding principal and interest on the prior credit facility and terminated that credit facility.

In October 2007 and February 2008, we entered into an interest rate cap agreement in connection with our prior line of credit. We purchased this interest rate cap agreement with a notional amount of $60 million for a one-time, up-front payment of $53.

The interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at one month LIBOR exceed the payments on the current notional amount at 9%. The cap expires in October 2009. This interest rate cap agreement effectively caps our interest payments on our line of credit borrowing, up to the notional amount of the interest rate cap, at 9%. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates. At March 31, 2009, the interest rate cap agreement had a nominal fair market value.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 200 basis points	$810	$163	$647
Up 100 basis points	405	0	405
Down 100 basis points	(283)	0	(283)
Down 200 basis points	(348)	0	(348)

Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase in net assets resulting from operations.  Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may also experience risk associated with investing in securities of companies with foreign operations. We currently do not anticipate investing in debt or equity of foreign companies, but some potential portfolio companies may have operations located outside the United States. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

Item 8.  Financial Statements and Supplementary Data

Report of Management on Internal Controls

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

June 2, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows and the financial highlights present fairly, in all material respects, the financial position of Gladstone Investment Corporation and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 3 to the consolidated financial statements, effective April 1, 2008 the Company adopted SFAS No. 157 “Fair Value Measures” and in 2009 changed the manner in which it accounts for its portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities.

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

PricewaterhouseCoopers LLP

McLean, VA

June 1, 2009

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,	March 31,
	2009	2008

ASSETS
Non-Control/Non-Affiliate investments (Cost 3/31/09: $134,836; 3/31/08: $166,416)	$94,740	$142,739
Control investments (Cost 3/31/09: $150,081; 3/31/08: $138,354)	166,163	145,407
Affiliate investments (Cost 3/31/09: $64,028; 3/31/08: $46,035)	53,027	47,458
Total investments at fair value (Cost 3/31/09: $348,945; 3/31/08: $350,805)	313,930	335,604
Cash and cash equivalents	7,236	9,360
Interest receivable	1,500	1,662
Due from custodian	2,706	4,399
Due from Adviser (Refer to Note 4)	—	89
Deferred financing fees	1,167	323
Prepaid assets	172	480
Other assets	132	376
TOTAL ASSETS	$326,843	$352,293

LIABILITIES
Accounts payable and accrued expenses	$1,283	$716
Fee due to Administrator (Refer to Note 4)	179	208
Fees due to Adviser (Refer to Note 4)	187	—
Borrowings under line of credit	110,265	144,835
Other liabilities	127	89
TOTAL LIABILITIES	112,041	145,848
NET ASSETS	$214,802	$206,445

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,080,133 and 16,560,100 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	$22	$17
Capital in excess of par value	257,361	224,172
Net unrealized depreciation of investment portfolio	(35,015)	(15,201)
Net unrealized depreciation of derivative	(53)	(53)
Accumulated net investment income	18	18
Accumulated net realized loss	(7,531)	(2,508)
TOTAL NET ASSETS	$214,802	$206,445
NET ASSETS PER SHARE	$9.73	$12.47

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Senior Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (3.4%, Due 5/2013) (7)	$1,658	$904
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (4.3%, Due 8/2014) (7)	2,947	2,019
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (4.5%, Due 8/2014) (7)	1,892	1,083
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (3.8%, Due 2/2012) (7)	3,083	2,405
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (3.5%, Due 2/2012) (7)	7,772	5,026
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (3.8%, Due 1/2012) (7)	4,359	3,632
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (3.0%, Due 11/2013) (7)	6,799	3,820
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (3.6%, Due 10/2011) (7)	3,348	2,813
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (3.5%, Due 5/2014) (3)	3,838	2,942
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (2.3%, Due 4/2014) (7)	1,966	1,690
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (3.6%, Due 7/2013) (7)	3,912	2,990
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (5.2%, Due 7/2013) (3)	9,804	6,698
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (2.8%, Due 5/2014) (7)	3,941	1,862
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (3.5%, Due 6/2014) (7)	1,899	1,291
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (2.5%, Due 5/2013) (7)	985	359
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (4.5%, Due 11/2010) (7)	5,916	2,673
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (5.1%, Due 10/2013) (7)	3,517	3,129
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (3.2%, Due 3/2014) (7)	8,672	5,506
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (3.3%, Due 1/2014) (7)	2,648	1,206
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (4.4%, Due 8/2012) (7)	7,523	5,975
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (3.2%, Due 4/2014) (7)	1,950	1,570
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (2.8%, Due 4/2014) (7)	6,877	4,264
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (2.8%, Due 11/2012) (7)	1,763	1,356
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (3.3%, Due 9/2013) (7)	1,644	1,308
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (3.5%, Due 11/2013) (7)	2,458	1,073
SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (4.2%, Due 4/2014) (7)	2,949	2,008
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (4.0%, Due 12/2011) (7)	1,475	978
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011) (3)	2,596	2,441
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (4.5%, Due 12/2011) (7)	4,120	3,432
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (2.8%, Due 2/2013) (7)	2,893	1,530
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (3.5%, Due 6/2014) (7)	1,905	1,575
West Corporation	Service - business process outsourcing	Senior Term Debt (2.9%, Due 10/2013) (7)	3,323	2,293
Subtotal - Senior Syndicated Loans			$120,432	$81,851

Non-Syndicated Loans
American Greetings Corporation	Manufacturing and design - greeting cards	Senior Notes (7.4%, Due 6/2016) (3) (10)	$3,043	$2,180

B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $300 available (10.5%, Due 10/2009) (5)	450	443
		Senior Term Debt (10.0%, Due 5/2014) (5)	6,681	6,464
		Senior Term Debt (10.0%, Due 5/2014) (5)	3,930	3,802
		Common Stock Warrants (4)	300	—
			11,361	10,709

Total Non-Control/Non-Affiliate Investments			$134,836	$94,740

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS

A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (5.0%, Due 3/2012)	$11,246	$11,246
		Senior Term Debt (7.2%, Due 3/2012) (6)	10,450	10,450
		Senior Subordinated Term Debt (13%, Due 3/2014)	8,586	8,586
		Preferred Stock (4)	4,387	5,128
		Common Stock (4)	130	14,021
			34,799	49,431

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	6,920
		Common Stock (4)	1,045	—
		Common Stock Warrants (4)	25	—
			22,554	21,420

ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver, $400 available (non-accrual, Due 3/2010) (5)	1,600	560
		Senior Subordinated Term Debt (non-accrual, Due 1/2012) (5)	5,937	2,078
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			10,041	2,638

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility, $3,000 available (8.0%, Due 10/2010) (8)	—	—
		Senior Term Debt (8.3%, Due 10/2012)	5,687	5,687
		Senior Term Debt (10.0%, Due 10/2012) (6)	2,950	2,950
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,591
		Common Stock (4)	69	733
			17,487	18,632

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility, $1,105 available (4.5%, Due 7/2010)	3,395	3,395
		Senior Term Debt (8.8%, Due 3/2011)	8,800	8,800
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,680	7,680
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Redeemable Preferred Stock (4)	6,961	9,300
		Common Stock (4)	61	5,537
			33,065	40,880

Country Club Enterprises, LLC	Service - golf cart distribution	Subordinated Term Debt (14.0% Due 11/2014)	7,000	7,000
		Preferred Stock (4)	3,725	3,725
			10,725	10,725

Galaxy Tool Holding Corp.	Manufacturing - aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	17,250	17,250
		Preferred Stock (4)	4,112	4,486
		Common Stock (4)	48	701
			21,410	22,437

Total Control Investments			$150,081	$166,163

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

AFFILIATE INVESTMENTS

Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility, $2,600 available (9.3%, Due 10/2010) (5), (9)	$400	$378
		Senior Term Debt (9.3%, Due 10/2012) (5)	4,837	4,584
		Senior Term Debt (11.5%, Due 4/2013) (5)	9,113	8,544
		Redeemable Preferred Stock (4)	2,500	2,558
		Common Stock Warrants (4)	3	—
			16,853	16,064

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $1,463 available (9.0%, Due 3/2011) (5), (9)	537	529
		Senior Term Debt (9.0%, Due 3/2013) (5)	2,375	2,339
		Senior Term Debt (12.0%, Due 3/2014) (5), (6)	7,227	7,082
		Common Stock (4)	500	446
		Common Stock Warrants (4)	277	260
			10,916	10,656

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility, $-0- available (6.5%, Due 12/2009) (5)	2,000	1,500
		Senior Term Debt (10.5%, Due 12/2011) (5)	5,727	4,295
		Senior Term Debt (12.5%, Due 12/2011) (5), (6)	7,300	5,475
		Senior Subordinated Term Debt (18.0%, Due 12/2011)	500	375
		Senior Subordinated Term Debt (14.0%, Due 5/2009)	150	149
		Preferred Stock (4)	1,750	—
		Common Stock (4)	1,682	—
			19,109	11,794

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013) (5)	8,000	5,800
		Preferred Stock (4)	2,950	2,542
		Common Stock Warrants (4)	447	—
			11,397	8,342

Tread Corp.	Manufacturing - storage and transport equipment	Senior Term Debt (12.5%, Due 5/2013) (5)	5,000	4,925
		Preferred Stock (4)	750	793
		Common Stock Warrants (4)	3	453
			5,753	6,171

Total Affiliate Investments			$64,028	$53,027

Total Investments			$348,945	313,930

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at March 31, 2009, and due date represents the contractual maturity date.
(3)	Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of March 31, 2009.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2009.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
(7)	Security valued based on the sale price obtained at or subsequent to March 31, 2009, since the security was sold.
(8)	Revolver was sold to third party subsequent to March 31, 2009. See Note 13, “Subsequent Events,” for detail.
(9)	Terms of agreement were refinanced and revolver limit was reduced. See Note 13, “Subsequent Events,” for detail.
(10)

The Company received non-cash assumption of $3,043 worth of senior notes received from American Greetings Corporation for the Company’s agreement to the RPG bankruptcy settlement in which the Company received the aforementioned notes and $909 in cash and recognized a loss on the settlement of approximately $601.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Senior Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (6.7%, Due 5/2013) (3)	$1,734	$1,478
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (6.4%, Due 8/2014) (3)	2,977	2,829
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (6.4%, Due 8/2014) (3)	1,898	1,851
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (5.5%, Due 2/2012) (3), (5)	3,421	2,965
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (4.9%, Due 2/2012) (3)	9,878	8,536
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (6.1%, Due 1/2012) (3), (5)	4,505	4,480
Dealer Computer Services, Inc.	Manufacturing & Service - systems for automotive retailers	Senior Term Debt (6.8%, Due 9/2013) (3)	1,799	1,595
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (7.2%, Due 11/2013) (3), (5)	6,874	5,435
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (5.9%, Due 10/2011) (3)	5,420	4,938
Hargray Communications Group, Inc.	Service - triple-play (cable, phone, internet) provider	Senior Term Debt (4.9%, Due 6/2014) (3)	963	860
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (4.9%, Due 5/2014) (3), (5)	3,878	3,529
Hudson Products Holdings, Inc.	Manufacturing - heat transfer solutions	Senior Term Debt (7.0%, Due 12/2013) (3)	6,020	5,283
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (4.7%, Due 4/2014) (3)	1,986	1,652
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (5.9%, Due 7/2013) (3)	3,955	3,671
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (6.7%, Due 7/2013) (3)	9,932	9,676
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (4.9%, Due 5/2014) (3)	3,981	2,746
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (5.0%, Due 6/2014) (3)	1,971	1,577
Lexicon Marketing USA, Inc.	Service - marketing to Hispanic community	Senior Term Debt (non-accrual) (3), (5)	2,947	412
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (5.2%, Due 5/2013) (3)	995	824
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (7.5%, Due 11/2010) (3), (5)	6,369	5,083
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (5.2%, Due 10/2013) (3), (5)	4,004	3,702
National Mentor Holdings, Inc.	Service - home health care	Senior Term Debt (4.8%, Due 6/2013) (3)	1,968	1,672
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (5.2%, Due 3/2014) (3)	9,196	7,355
NPC International Inc.	Service - Pizza Hut franchisee	Senior Term Debt (4.7%, Due 5/2013) (3)	2,895	2,537
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (5.8%, Due 1/2014) (3)	2,678	2,196
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (6.3%, Due 8/2012) (3)	7,628	5,979
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (7.4%, Due 4/2014) (3)	3,971	3,454
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (7.1%, Due 4/2014) (3)	6,948	5,697
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (5.4%, Due 11/2012) (3)	1,930	1,638
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (5.5%, Due 9/2013) (3)	1,966	1,807
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (5.2%, Due 11/2013) (3)	2,486	2,074
RPG Holdings, Inc.	Manufacturing and design - greeting cards	Senior Term Debt (8.8%, Due 12/2011) (3)	4,553	3,869
SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (7.1%, Due 4/2014) (3)	2,980	2,382
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (6.9%, Due 12/2011) (3)	1,594	1,430
Stolle Machinery Company	Manufacturing - can-making equipment and parts	Senior Term Debt (7.8%, Due 9/2012) (3)	494	458
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (5.2%, Due 5/2011) (3), (5)	2,931	2,527
Synagro Technologies, Inc.	Service - waste treatment and recycling	Senior Term Debt (5.1%, Due 3/2014) (3)	498	422
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (5.9%, Due 12/2011) (3), (5)	4,900	4,154
United Surgical Partners International, Inc.	Service - outpatient surgical provider	Senior Term Debt (5.4%, Due 4/2014) (3)	1,320	1,152
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (4.9%, Due 2/2013) (3)	2,922	2,337
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (6.7%, Due 6/2014) (3), (5)	1,925	1,814
West Corporation	Service - business process outsourcing	Senior Term Debt (5.3%, Due 10/2013) (3)	3,357	2,929
Subtotal - Senior Syndicated Loans			$154,647	$131,005

Non-Syndicated Loans
B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $-0- available (7.3%, Due 10/2008)	750	750
		Senior Term Debt (10.0%, Due 5/2014)	6,749	6,749
		Senior Term Debt (10.0%, Due 5/2014)	3,970	3,970
		Common Stock Warrants (4)	300	265
			11,769	11,734
Total Non-Control/Non-Affiliate Investments			$166,416	$142,739

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS

A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (7.6%, Due 3/2012)	$13,391	$13,391
		Senior Term Debt (9.8%, Due 3/2012) (6)	11,000	11,000
		Senior Subordinated Term Debt (13%, Due 3/2014)	5,486	5,486
		Preferred Stock (4)	4,387	4,748
		Common Stock (4)	130	10,062
			34,394	44,687

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	7,795
		Common Stock (4)	1,045	2,977
		Common Stock Warrants (4)	25	291
			22,554	25,563

ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver, $1,250 available (non-accrual, Due 3/2010)	750	—
		Senior Subordinated Term Debt (non-accrual, Due 1/2012)	5,250	—
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			8,504	—

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility, $600 available (8.0%, Due 10/2010)	2,400	2,400
		Senior Term Debt (8.3%, Due 10/2012)	6,337	6,337
		Senior Term Debt (10.0%, Due 10/2012) (6)	3,000	3,000
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,252
		Common Stock (4)	69	688
			20,587	21,348

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility, $220 available (7.1%, Due 3/2008)	3,280	3,280
		Senior Term Debt (8.8%, Due 3/2011)	9,900	9,900
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,840	7,840
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Redeemable Preferred Stock (4)	6,961	8,455
		Common Stock (4)	61	3,508
			34,210	39,151

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Revolving Credit Facility, $-0- available (7.1%, Due 3/2009)	1,500	1,500
		Senior Term Debt (7.1%, Due 3/2011)	4,250	4,250
		Senior Subordinated Term Debt (11.5%, Due 3/2011)	7,820	7,820
		Equipment Line Note (7)	1,088	1,088
		Convertible Preferred Stock (4)	3,000	—
		Common Stock (4)	447	—
			18,105	14,658

Total Control Investments			$138,354	$145,407

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2008

(DOLLAR AMOUNTS IN THOUSANDS)

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Year Ended March 31,
	2009	2008	2007
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$8,466	$14,575	$9,572
Control investments	11,291	10,768	5,486
Affiliate investments	5,376	2,286	536
Cash and cash equivalents	67	217	1,662
Total interest income	25,200	27,846	17,256
Other income	612	48	6
Total investment income	25,812	27,894	17,262

EXPENSES
Loan servicing fee (Refer to Note 4)	5,002	5,014	1,569
Base management fee (Refer to Note 4)	1,699	1,803	2,413
Administration fee (Refer to Note 4)	821	855	527
Interest expense	5,349	7,733	608
Amortization of deferred financing fees	323	734	234
Professional fees	532	416	586
Stockholder related costs	485	268	273
Insurance expense	222	231	262
Directors fees	194	232	208
Other expenses	271	365	312
Expenses before credit from Adviser	14,898	17,651	6,992
Credit to base management fee from Adviser (Refer to Note 4)	(2,474)	(2,809)	(878)
Total expenses net of credit to base management fee	12,424	14,842	6,114

NET INVESTMENT INCOME	13,388	13,052	11,148

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Realized loss on sale of Non-Control/Non-Affiliate investments	(5,023)	(2,412)	(94)
Net unrealized depreciation of Non-Control/Non-Affiliate investments	(16,418)	(23,278)	(562)
Net unrealized appreciation (depreciation) of Control investments	9,029	10,339	(3,236)
Net unrealized (depreciation) appreciation of Affiliate investments	(12,425)	1,411	13
Net unrealized depreciation on derivative	—	(53)	—
Net loss on investments	(24,837)	(13,993)	(3,879)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,449)	$(941)	$7,269

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and diluted	$(0.53)	$(0.06)	$0.44

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	21,545,936	16,560,100	16,560,100

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year Ended March 31,
	2009	2008	2007
Operations:
Net investment income	$13,388	$13,052	$11,148
Realized loss on sale of investments	(5,023)	(2,412)	(94)
Net unrealized depreciation of portfolio	(19,814)	(11,528)	(3,785)
Unrealized depreciation of derivative	—	(53)	—
Net (decrease) increase in net assets from operations	(11,449)	(941)	7,269

Capital transactions:
Issuance of common stock	41,290	—	—
Shelf offering registration costs	(728)	(32)	(133)
Net increase (decrease) in net assets from capital transactions	40,562	(32)	(133)

Distributions to stockholders from:
Net investment income	(13,388)	(13,052)	(10,681)
Tax return on capital	(7,368)	(2,349)	(3,478)
Net decrease in net assets from distributions to stockholders	(20,756)	(15,401)	(14,159)

Total increase (decrease) in net assets	8,357	(16,374)	(7,023)
Net assets at beginning of period	206,445	222,819	229,842
Net assets at end of period	$214,802	$206,445	$222,819

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year Ended March 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(11,449)	$(941)	$7,269
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(49,959)	(175,255)	(182,953)
Principal repayments on investments	32,828	64,240	30,422
Proceeds from sale of investments	13,914	32,197	30,744
Net unrealized depreciation of investment portfolio	19,814	11,528	3,785
Net unrealized depreciation on derivative	—	53	—
Net realized loss on sales of investments	5,023	2,412	94
Net amortization of premiums and discounts	54	222	342
Amortization of deferred financing fees	(323)	734	234
Decrease (increase) in interest receivable	162	(356)	(545)
Decrease (increase) due from custodian	1,693	8,296	(12,695)
Decrease (increase) in prepaid assets	308	(367)	19
Decrease (increase) in other assets	244	(337)	50
Increase (decrease) in accounts payable and accrued expenses	371	192	157
(Decrease) increase in administration fee payable to Administrator (See Note 4)	(29)	46	(120)
Increase (decrease) in base management fee payable to Adviser (See Note 4)	269	(80)	103
Increase in loan servicing fee payable to Adviser (See Note 4)	7	11	283
Increase in other liabilities	38	4	81
Net cash provided by (used in) operating activities	12,965	(57,401)	(122,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	40,562	(32)	(133)
Borrowings from the line of credit	123,850	222,850	103,500
Repayments on the line of credit	(158,420)	(178,015)	(3,500)
Deferred finance costs	(325)	(430)	(862)
Distributions paid	(20,756)	(15,401)	(14,159)
Net cash (used in) provided by financing activities	(15,089)	28,972	84,846

NET DECREASE IN CASH AND CASH EQUIVALENTS (1)	(2,124)	(28,429)	(37,884)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,360	37,789	75,673

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,236	$9,360	$37,789

CASH PAID DURING PERIOD FOR INTEREST	$5,428	$7,367	$360
CASH PAID DURING PERIOD FOR TAXES	—	—	—

NON-CASH ACTIVITIES (2)	$3,043	—	—

(1)	Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less when purchased.

(2)	Non-cash activities represents the assumption of senior term notes from American Greetings Corporation in exchange for a settlement agreement related to RPG, a senior syndicated loan.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended March 31,
	2009	2008	2007
Per Share Data (1)
Balance at beginning of period	$12.47	$13.46	$13.88
Income from investment operations
Net investment income (2)	0.62	0.79	0.67
Realized loss on sale of investments (2)	(0.23)	(0.15)	(0.01)
Net unrealized depreciation of investments (2)	(0.92)	(0.70)	(0.22)
Total from investment operations	(0.53)	(0.06)	0.44
Distributions to stockholders:
Net investment income	(0.62)	(0.78)	(0.75)
Tax return on capital	(0.34)	(0.15)	(0.10)
Total distributions (3)	(0.96)	(0.93)	(0.85)

Rights offering costs	(0.03)	—	(0.01)
Effect on distribution of rights offering after record date (4)	(1.22)	—	—
Net asset value at end of period	$9.73	$12.47	$13.46

Per share market value at beginning of period	$9.32	$14.87	$15.10
Per share market value at end of period	3.82	9.41	14.87
Total return (5)	(51.65)%	(31.54)%	4.36%
Shares outstanding at end of period	22,080,133	16,560,100	16,560,100

Statement of Assets and Liabilities Data:
Net assets at end of period	$214,802	$206,445	$222,819
Average net assets (6)	228,869	219,626	225,643

Senior Securities Data:
Borrowing under line of credit	$110,265	$144,835	$100,000
Asset coverage ratio (7), (8)	295%	243%	323%
Average coverage per unit (8)	$2,948	$2,425	$3,228

Ratios/Supplemental Data:
Ratio of expenses to average net assets (9)	6.51%	8.04%	3.10%
Ratio of net expenses to average net assets (10)	5.43%	6.76%	2.71%
Ratio of net investment income to average net assets	5.85%	5.94%	4.94%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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
(5)

Total return equals the change in the market value of the Company’s common stock from the beginning of the period taking into account distributions reinvested in accordance with the terms of our distribution reinvestment plan. For further information on estimated character of our distributions, please refer to Note 9.

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

(9)	Ratio of expenses to average net assets is computed using expenses before credit from the Adviser.
(10)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA OR UNLESS OTHERWISE INDICATED)

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

Gladstone Business Investment, LLC (“Business Investment”) a wholly-owned subsidiary of the Company, was established on August 11, 2006 for the sole purpose of owning the Company’s portfolio of investments in connection with its line of credit. The financial statements of Business Investment are consolidated with those of the Company.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in commercial paper and money-market funds. Cash and cash equivalents are carried at cost which approximates fair value.

Concentrations of Credit Risk

The Company places its cash and cash equivalents with financial institutions, and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company seeks to mitigate this risk by depositing funds with major financial institutions.

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

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments.  When these specific third-party appraisals are engaged or accepted, the Company uses such appraisals to value the investment the Company has in that business if it was determined that the appraisals were the best estimate of fair value.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”), which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the FSP No. 157-3 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considered multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk.

The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.  However, the Company valued the majority of its syndicated loans using the sale price obtained at or subsequent to March 31, 2009, since the security was sold.  As of March 31, 2009, the portion of the Company’s investment portfolio that was valued using DCF was approximately $14.3 million, or 4.6% of the fair value of its total portfolio of investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and/or equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities.

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

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: For the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. Further, the Company believes that the in-use premise of value (as defined in SFAS No. 157), which assumes the debt and equity securities are sold together, is appropriate as this would provide maximum proceeds to the seller. As a result, the Company will continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under SFAS No. 157 if the Company has the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer: the issuer’s ability to make payments, the earnings of the issuer, recent sales to third parties of similar securities, the comparison to publicly traded securities, and discounted cash flow or other pertinent factors.

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and/or equity securities: The Company values Non-Public Debt Securities that are purchased together with equity and equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with SFAS No. 157, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS No. 157). As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of market observable data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity and equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company values the equity portion based principally on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

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

See Note 3. For additional information regarding fair value measurements and the Company’s adoption of SFAS No. 157.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due and/or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest and may collect it upon the sale or recapitalization of the portfolio company.  At March 31, 2009, one Control investment was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the aggregate fair value of all loans in the Company’s portfolio. At March 31, 2008, one Non-Control/Non-Affiliate investment and one Control investment were on non-accrual with an aggregate fair value of approximately $0.4 million, or 0.1% of the fair value of all loans in our portfolio. Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. To date, the Company has not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. To date, the Company has not accrued any dividend income.

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

The Company may receive fees for non-recurring consulting or origination and closing services it provides to portfolio companies through its Adviser. These fees are paid directly to the Company and are recognized as revenue upon closing of the services provided and are reported as fee income in the consolidated statements of operations.

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

Deferred Finance Costs

Costs associated with the Company’s line of credit facility with Branch Banking and Trust Company are deferred and amortized over the life of the credit facility, generally for a period of one year.

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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended March 31, 2008 and 2007.

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

Administration Agreement with Gladstone Administration, LLC

The Company has entered into an administration agreement with Gladstone Administration, LLC (the “Administrator) whereby it pays separately for administrative services (the “Administration Agreement”). The Administration Agreement provides for payments equal to its allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and its allocable portion of the salaries and benefits expenses of its chief financial officer, controller, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying its Administrator’s total allocable expenses by the percentage of our average total assets (the total assets at the beginning and end of each quarter) in comparison to the average total assets of all companies managed by its Adviser under similar agreements.

Federal Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code.  However, because of recent changes in the Company’s asset portfolio, due to sales of Non-Control/Non-Affiliate investments, there is a significant possibility that the Company may not satisfy the asset diversification test under the Code’s rules applicable to a RIC as of its June 30, 2009 testing date, or subsequent quarterly testing dates.  Failure to meet this threshold alone will not result in loss of the Company’s RIC status in its current situation.  In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including as a result of the sale of assets, as in its present situation, the Company is still deemed under the rules to satisfy the asset diversification test, and therefore maintain its RIC status, as long as it has not made any new investments, including additional investments in its portfolio companies (such as advances under outstanding lines of credit), since the time that it fell below the 50% threshold.  Thus, although the Company currently qualifies as a RIC despite its current, and potential future, inability to meet the 50% asset diversification requirement, if the Company makes any additional investments before regaining compliance with the asset diversification test, its RIC status will be threatened.  In this situation, if the Company did not regain compliance with the 50% threshold prior to the next quarterly measurement date following the investment, it would have thirty days to “cure” its failure of the asset diversification test to avoid a loss of RIC status.  As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income. The Company may, but does not intend to, pay out a return of capital. The Company may also be subject to federal excise tax if it does not distribute at last 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income in any calendar year.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 provides guidance on how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. FIN No. 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will “more-likely-than-not” be sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year FIN No. 48 is to be applied to all open tax years.  The Company has reviewed the tax positions for the open tax years as of March 31, 2009 and has determined that no provision for income tax is required in its financial statements. The Company’s federal tax returns for fiscal year 2006, 2007 and 2008 remain subject to examination by the Internal Revenue Service. The Company has evaluated the implications of FIN No. 48 and determined that there is no material impact on the consolidated financial statements.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a distribution to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company has a policy of retaining long-term capital gains, if any, and not paying them out as distributions. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2”), which was issued to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. 115-2 requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key imports used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type.  FSP No. 115-2 amends Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to require that entities identify major security classes consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in SFAS No. 115. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for an asset or liability has significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 amends SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value together with any changes in valuation techniques and related inputs during the period.  FSP No. 157-4 also requires reporting entities to define major categories for both debt and equity securities to be major security types as described in paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  This requires entities to provide disclosures on a more disaggregated basis than previously had been required under SFAS No. 157.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In October 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and is not representative of fair value in an orderly transaction.  FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  In addition, FSP No. 157-3 provides guidance on the level of reliability of broker quotes or pricing services when measuring fair value in a non- active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.  The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate. The Company has applied the provisions of FSP No. 157-3 in determining the fair value of its senior syndicate loan portfolio beginning at December 31, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements.  The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this pronouncement did not have a material impact on the reporting of its derivatives.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008.  The Company adopted SFAS No. 141 (R) on April 1, 2009 and concluded that the adoption of this pronouncement did have any material impact on its consolidated financial statements.

Note 3. Investments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.  157”), which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS No. 157 on April 1, 2008. In part, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•                  Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•                  Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•                  Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.

At March 31, 2009, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by SFAS No. 157:

	As of March 31, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$94,740	$94,740
Control investments	—	—	166,163	166,163
Affiliate investments	—	—	53,027	53,027
Total investments at fair value	$—	$—	$313,930	$313,930

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the year ended March 31, 2008 to March 31, 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Fair value at March 31, 2008	$142,739	$145,407	$47,458	$335,604
Total realized/unrealized (losses) gains (a)	(21,441)	9,029	(12,425)	(24,837)
New investments, repayments, and settlements, net	(26,558)	11,727	17,994	3,163
Transfers in (out) of Level 3	—	—	—	—
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930

(a) Realized/unrealized gains and losses are reported on the accompanying condensed consolidated statements of operations for the year ended March 31, 2009.

The Company adopted SFAS No. 157 effective as of April 1, 2008 and as described in note 2 changed its methodology for estimating the fair value of the debt component of its bundled securities in its non-controlled portfolio companies.  Applying the Company’s revised methodology in accordance with SFAS No. 157, the Company experienced approximately $19.8 million of net unrealized depreciation for the fiscal year ended March 31, 2009.  In contrast, had the Company valued its portfolio companies in accordance with its previous valuation procedures, which involved the determination of a total enterprise value of the issuer and use of a liquidity waterfall approach for the debt component of its bundled securities in its non-controlled portfolio companies, the Company would have experienced $28.3 million of net unrealized depreciation for the fiscal year, reflecting an improvement in net unrealized depreciation of $8.5 million as a result of the adoption of SFAS No. 157.

Control and Affiliate Investments

At March 31, 2009 and 2008, the Company had investments of approximately $157.0 million and $142.2 million, respectively, at fair value, in revolving credit facilities, senior debt and subordinated debt of 12 portfolio companies. In addition, at March 31, 2009 and 2008, the Company had invested approximately $62.2 million and $50.7 million respectively, in preferred and common equity of those companies. At March 31, 2009 and 2008, the Company’s investments in Control investments, at fair value, represented approximately 77% and 70%, respectively, of the Company’s net assets. Also at March 31, 2009 and 2008, the Company’s investments, at fair value, in Affiliate investments represented approximately 25% and 23%, respectively, of the Company’s net assets.

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

On August 29, 2008, the Company restructured its investment with Quench USA, LLC (“Quench”) on the revolving credit facility and the term A senior subordinated debt, and increasing the term B senior subordinated debt to $8.0 million.  In the restructuring, approximately $617 of distributions were received, $567 of which were recorded as ordinary income.  The remaining $50 reduced the Company’s basis in Quench.  Furthermore, due to a decrease in the Company’s ownership percentage in the investment, Quench was reclassified in these financial statements as an “Affiliate” investment, along with all unrealized gains and losses and interest income associated with the investment since the date of the restructuring.

On September 11, 2008, the Company invested approximately $3.1 million in A. Stucki Holding Corp. (“Stucki”) in the form of additional debt to the existing senior subordinated term debt for Stucki’s acquisition of the assets of Alco Spring Industries, Inc. (“Alco”).  Alco, located in Chicago, IL, is one of the last independent manufacturers of hot wound springs for the transportation and heavy equipment industries.  This investment carries the same terms as the original senior subordinated term debt facility. The Company’s equity securities and ownership position did not change as a result of this transaction.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of the Company’s Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of March 31, 2009, the Company has not been required to make any payments on the guaranty of the Finance Facility.

On November 10, 2008, the Company invested approximately $10.7 million in Country Club Enterprises, LLC (“CCE”), comprised of approximately $3.7 million in preferred stock and $7.0 million in subordinated term debt.  CCE, headquartered in Wareham, MA, was founded in 1975 and is one of the largest distributors of golf carts in the United States.

In April 2009, the Company entered into agreements with certain of its Control and Affiliate investments that included repayments and reductions of portions of certain senior term debt and revolving lines of credit. See Note 13, “Subsequent Events” for further information on these transactions.

Non-Control/Non-Affiliate Investments

At March 31, 2009 and 2008, the Company held investments in Non-Control/Non-Affiliates of approximately $94.7 million and $142.7 million, at fair value, respectively. These investments were comprised primarily of syndicated loan participations of senior notes of private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. Included in Non-Control/Non-Affiliate investments, at both March 31, 2009 and March 31, 2008, were common stock warrants of one Non-Control/Non-Affiliate company, which carried fair values of $0 and $265, respectively. At March 31, 2009 and 2008, the Company’s investments, at fair value, in Non-Control/Non-Affiliates represented approximately 44% and 69%, respectively, of the Company’s net assets.

During April 2009, the Company sold 29 of the 32 senior syndicated loans remaining as of March 31, 2009 for an aggregate of approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million as a result of these sales.  See Note 13. “Subsequent Events” for further information.

Investment Concentrations

Approximately 59.0% of the aggregate fair value of the Company’s investment portfolio at March 31, 2009 was comprised of senior debt, approximately 21.2% was senior subordinated debt, and approximately 19.8% was preferred and common equity securities. At March 31, 2009, the Company had approximately $348.9 million invested in 46 portfolio companies. The following table outlines our investments by type at March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$230,861	$185,161	$269,270	$244,878
Senior Subordinated Term Debt	72,762	66,576	43,894	38,644
Subordinated Term Debt	—	—	1,089	1,089
Preferred & Common Equity Securities	45,322	62,193	36,552	50,993
Total Investments	$348,945	$313,930	$350,805	$335,604

Investments at fair value consisted of the following industry classifications at March 31, 2009 and 2008:

	March 31, 2009			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace and Defense	$22,436	7.2%	10.4%	$—	0.0%	0.0%
Automobile	14,436	4.6%	6.7%	2,074	0.6%	1.0%
Beverage, Food and Tobacco	1,570	0.5%	0.7%	3,454	1.0%	1.7%
Broadcasting and Entertainment	1,934	0.6%	0.9%	3,499	1.1%	1.7%
Buildings and Real Estate	10,709	3.4%	5.0%	11,734	3.5%	5.7%
Cargo Transport	13,324	4.3%	6.2%	20,869	6.2%	10.1%
Chemicals, Plastics and Rubber	21,420	6.8%	10.0%	25,563	7.6%	12.4%
Containers, Packaging and Glass	21,446	6.8%	10.0%	26,286	7.8%	12.7%
Diversified/Conglomerate Manufacturing	56,944	18.1%	26.5%	57,500	17.1%	27.9%
Diversified/Conglomerate Service	23,585	7.5%	11.0%	30,742	9.2%	14.9%
Ecological	—	0.0%	0.0%	422	0.1%	0.2%
Electronics	6,594	2.1%	3.1%	10,689	3.2%	5.2%
Healthcare, Education and Childcare	33,605	10.7%	15.6%	37,238	11.1%	18.0%
Home and Office Furnishings	—	0.0%	0.0%	14,658	4.4%	7.1%
Machinery	63,907	20.4%	29.8%	66,439	19.8%	32.2%
Oil and Gas	6,171	2.0%	2.9%	—	0.0%	0.0%
Personal, Food and Miscellaneous Services	3,552	1.1%	1.7%	6,936	2.1%	3.4%
Printing and Publishing	3,158	1.0%	1.5%	5,299	1.6%	2.6%
Telecommunications	9,139	2.9%	4.3%	12,202	3.6%	5.9%
Total Investments	$313,930	100.0%		$335,604	100.0%

The investments at fair value consisted of the following geographic regions of the United States at March 31, 2009 and 2008:

	March 31, 2009			March 31, 2008
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$119,622	38.1%	55.7%	$131,883	39.3%	63.9%
Midwest	105,945	33.7%	49.3%	106,811	31.8%	51.7%
Northeast	17,525	5.6%	8.2%	10,718	3.2%	5.2%
Southeast	40,512	12.9%	18.9%	49,780	14.8%	24.1%
West	30,326	9.7%	14.1%	36,412	10.9%	17.6%
Total Investments	$313,930	100.0%		$335,604	100.0%

The geographic region depicts the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2009 (in thousands):

Fiscal Year Ending March 31,	Amount
2010	$12,057
2011	27,054
2012	53,180
2013	14,941
2014	74,228
Thereafter	18,352
Total Contractual Repayments (including the impact of the Subsequent Syndicated Loan Sales)	$199,812
Investment in equity securities	45,322
Unamortized premiums on debt securities	39
Principal of Subsequent Syndicated Loan Sales	103,772
Total investments held at March 31, 2009	$348,945

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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended March 31, 2009 and 2008.

When the Adviser receives fees from portfolio companies, as discussed in Note 2 under “Services Provided to Portfolio Companies,” 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.

The following tables summarize the management fees and associated credits reflected in the accompanying consolidated statements of operations (in thousands):

	Fiscal Year Ended
	March 31, 2009	March 31, 2008
Base management fee	$1,699	$1,803

Credits to base management fee from Adviser:
Credit for fees received by Adviser from the portfolio companies	(861)	(1,045)
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(1,613)	(1,764)
Credit to base management fee from Adviser	(2,474)	(2,809)

Net base management fee	$(775)	$(1,006)

(1)                                  The Adviser voluntarily waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participation.

At March 31, 2009, a resulting base management fee credit of $114 was unpaid and is included as a reduction in the Fee due to Adviser line item in the accompanying condensed consolidated statements of assets and liabilities.  The Fee due to Adviser of $187 also includes loan servicing fees of $301, as discussed below, paid by the Adviser on behalf of the Company.  At March 31, 2008, a base management fee credit of $384 was unpaid and included in Fee due to Adviser in the accompanying condensed consolidated statements of assets and liabilities.  The amount due from Adviser of $89 also includes loan servicing fees of $295.

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

For the year ended March 31, 2009 and 2008, the Company recorded loan servicing fees due to the Adviser of $5.0 million.  At March 31, 2009 and 2008, the Company owed $301 and $295, respectively, of unpaid loan servicing fees to the Adviser, which are netted and recorded in Fee due to Adviser.

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

•                  100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•                  200% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

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

Because pre-incentive fee net investment income was below the hurdle rate of 1.75% of net assets, no income-based incentive fee has been recorded for the Company from inception through March 31, 2009. No capital gains incentive fee had been recorded for the Company from inception through March, 31, 2009 as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s average total assets (the total assets at the beginning of each quarter) in comparison to the average total assets of all companies managed by the Adviser under similar agreements. On July 9, 2008, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2009.

The Company recorded fees to the Administrator on the consolidated statements of operations of $821 and $855 for the years ended March 31, 2009 and 2008, respectively.  As of March 31, 2009 and 2008, $179 and $208, respectively, was unpaid and included in Fee due to Administrator in the accompanying consolidated statements of assets and liabilities.

License Agreement

The Company entered into a license agreement with the Adviser, pursuant to which the Adviser granted the Company a non-exclusive license to use the name “Gladstone” and the Diamond G trademark. The amount of the fee is negotiated on an annual basis by the Company’s compensation committee and must be approved by a majority of its independent directors. This license agreement required the Company to pay the Adviser a royalty fee of one dollar per quarter through March 31, 2008 at which time it was increased to ten dollars per quarter and will remain at ten dollars until the next renewal date of March 31, 2010. The license arrangement will terminate in the event that Gladstone Management Corporation is no longer the Company’s investment adviser.

Note 5. Line of Credit

The Company, through its wholly-owned subsidiary, Business Investment, initially obtained a $100.0 million revolving credit facility in October 2006 with Deutsche Bank A.G. and subsequently executed a credit agreement to raise the borrowing capacity to $200.0 million.  In October 2008, the credit facility was further amended and extended such that the borrowing capacity was reduced to $125.0 million and availability under the credit facility was extended to April 16, 2009 in which all unpaid principal and interest would be required to be repaid unless an extension on the credit facility was executed.  The credit facility contained several financial and non-financial covenants but also contained certain restrictions on the industry concentrations of loans that were eligible to secure borrowings under the credit facility. At March 31, 2009, Business Investment was in compliance with all of the facility covenants notwithstanding.  Additionally at March 31, 2009, there was an outstanding principal balance of $110.3 million under the credit facility with a borrowing capacity available of approximately $5.6 million.

On April 14, 2009, the Company terminated its credit agreement with Deutsche Bank A.G. and entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Branch Bank and Trust Company (“BB&T”) for a new credit facility (the “Credit Facility”) of $50.0 million   The Company immediately borrowed approximately $43.8 million and repaid all outstanding unpaid principal and interest in satisfaction of the outstanding amount on the credit facility with Deutsche Bank A.G. and terminated the prior credit agreement.  See Note 13. “Subsequent Events” for further information regarding these transactions.

Note 6. Interest Rate Cap Agreement

In October 2007 and February 2008, the Company entered into an interest rate cap agreement that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $60 million at a cost of $53. At March 31, 2009, the interest rate cap agreement had a nominal fair market value. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in October 2009. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%. In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank A.G. and entered into a new interest rate cap agreement for a notional amount of $45 million with BB&T. See Note 13. “Subsequent Events” for further information regarding this transaction.

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

Note 7. Common Stock

As of March 31, 2009 and 2008, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 and 16,560,100 shares were outstanding, respectively.

Note 8. Net (Decrease) Increase in Net Assets Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per share for the years ended March 31, 2009 and March 31, 2008:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Numerator for basic and diluted net decrease in net assets resulting from operations per share	$(11,449)	$(941)
Denominator for basic and diluted weighted average shares	21,545,936	16,560,100
Basic and diluted net decrease in net assets per share resulting from operations	$(0.53)	$(0.06)

Note 9. Distributions

The Company’s Board of Directors declared the following monthly distributions per share for the fiscal years 2009 and 2008:

Declaration Date	Record Date	Payment Date	Distribution per Share
January 13, 2009	March 23, 2009	March 31, 2009	$0.08
January 13, 2009	February 19, 2009	February 27, 2009	$0.08
January 13, 2009	January 22, 2009	January 30, 2009	$0.08
October 7, 2008	December 22, 2008	December 31, 2008	$0.08
October 7, 2008	November 19, 2008	November 28, 2008	$0.08
October 7, 2008	October 23, 2008	October 31, 2008	$0.08
July 9, 2008	September 22, 2008	September 30, 2008	$0.08
July 9, 2008	August 21, 2008	August 29, 2008	$0.08
July 9, 2008	July 23, 2008	July 31, 2008	$0.08
April 8, 2008	June 20, 2008	June 30, 2008	$0.08
April 8, 2008	May 21, 2008	May 30, 2008	$0.08
April 8, 2008	April 22, 2008	April 30, 2008	$0.08
		Total Fiscal Year 2009	$0.96

Declaration Date	Record Date	Payment Date	Distribution per Share
January 8, 2008	March 21, 2008	March 31, 2008	$0.08
January 8, 2008	February 21, 2008	February 29, 2008	$0.08
January 8, 2008	January 23, 2008	January 31, 2008	$0.08
October 9, 2007	December 20, 2007	December 31, 2007	$0.08
October 9, 2007	November 21, 2007	November 30, 2007	$0.08
October 9, 2007	October 23, 2007	October 31, 2007	$0.08
July 10, 2007	September 20, 2007	September 28, 2007	$0.075
July 10, 2007	August 23, 2007	August 31, 2007	$0.075
July 10, 2007	July 23, 2007	July 31, 2007	$0.075
April 11, 2007	June 21, 2007	June 29, 2007	$0.075
April 11, 2007	May 22, 2007	May 31, 2007	$0.075
April 11, 2007	April 20, 2007	April 30, 2007	$0.075
		Total Fiscal Year 2008	$0.93

Aggregate distributions declared and paid for the years ended March 31, 2009 and 2008 were approximately $20.8 and $15.4 million, respectively, which were declared based on an estimate of net investment income for those fiscal years ended. Distributions declared for the years ended March 31, 2009 and 2008 exceeded net investment income by approximately $7.4 million and $2.3 million, respectively. A portion of the distributions declared during the years ended March 31, 2009 and 2008 were treated as a return of capital to the Company’s stockholders.

Distribution of Income and Gains

Net investment income of the Company is declared and distributed to stockholders monthly. Net realized gains from investment transactions, in excess of available capital loss carryforwards, would be taxable to the Company if not distributed, and, therefore, generally will be distributed at least annually.

The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company may periodically make reclassifications among certain of its capital accounts without impacting the net asset value of the Company. Additionally, the following tables also include these adjustments for the years ended March 31, 2009 and March 31, 2008, respectively.

The Company’s components of net assets on a tax-basis were as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Capital loss carryforward	$(6,724)	$(294)
Post-October tax loss	(807)	(2,214)
Other	18	18
Net unrealized depreciation of investments	(35,015)	(15,201)
Net unrealized depreciation of derivative	(53)	(53)
Common stock	22	17
Paid-in-capital	257,361	224,172
Net assets	$214,802	$206,445

The Company intends to retain realized gains to the extent of available capital loss carryforwards. At March 31, 2009 and 2008, the Company had $6,430 and $198 of capital loss carryforwards that expire in 2017 and 2016, respectively.

For the years ended March 31, 2009 and 2008, the Company recorded the following adjustments to reflect tax character. Adjustments paid-in-capital relate primarily to distributions in excess of net investment income. Results of operations and net assets were not affected by these revisions.

	Year Ended March 31, 2009	Year Ended March 31, 2008
Undistributed net investment income	$7,368	$2,349
Paid-in-capital	(7,368)	(2,349)

The tax character of distributions paid to stockholders by the Company is summarized as follows:

	Tax Year Ended March 31, 2009	Tax Year Ended March 31, 2008	Tax Year Ended March 31, 2007
Distributions from ordinary income	$13,388	$13,052	$10,681
Distributions from return of capital	7,368	2,349	3,478
	$20,756	$15,401	$14,159

Section 19(a) Disclosure—Unaudited

The Company’s Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also sends to its registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records of the Company are finalized for the calendar year. Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended March 31, 2009:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
January 30, 2009	$0.054	$0.0260	$0.080
February 27, 2009	0.054	0.0260	0.080
March 31, 2009	0.088	(0.008)	0.080

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the year ended March 31, 2009, the following corrections were made to the above listed estimates for that quarter:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
January 30, 2009	$0.046	$0.034	$0.080
February 27, 2009	0.041	0.039	0.080
March 31, 2009	0.047	0.033	0.080

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
May 8, 2009	$0.043	$(0.003)	$0.040
May 29, 2009	0.037	0.003	0.040
June 30, 2009	0.045	(0.005)	0.040

Note 10. Federal and State Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. However, because of recent changes in the Company’s asset portfolio, due to sales of Non-Control/Non-Affiliate investments, there is a significant possibility that the Company may not meet the asset diversification threshold under the Code’s rules applicable to a RIC as of its June 30, 2009 testing date. Failure to meet this threshold alone will not result in loss of the Company’s RIC status in its current situation.  In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including as a result of the sale of assets, as in its present situation the Company is still deemed under the rules to satisfy the asset diversification test, and therefore maintain its RIC status, as long as it has not made any new investments, including additional investments in its portfolio companies (such as advances under outstanding lines of credit), since the time that it fell below the 50% threshold.  Thus, although the Company currently qualifies as a RIC despite its current, and potential future, inability to meet the 50% asset diversification requirement, if the Company makes any additional investments before regaining compliance with the asset diversification test, its RIC status will be threatened.  In this situation, if the Company did not regain compliance with the 50% threshold prior to the next quarterly measurement date following the investment, it would have thirty days to “cure” its failure of the asset diversification test to avoid a loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of the Company’s assets, which could include full or partial divestitures of investments, such the Company would once again exceed the 50% threshold. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income in any calendar year.

Note 11. Commitments and Contingencies

At March 31, 2009, the Company was not party to any signed term sheets for potential investments.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of the Company’s control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of March 31, 2009, the Company has not been required to make any payments on the guaranty of the Finance Facility.

Note 12. Selected Quarterly Data (Unaudited)

	Year Ended March 31, 2009
	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009
Total Investment Income	$6,038	$6,816	$7,002	$5,956
Net Investment Income	3,051	3,783	3,587	2,967
Net (Decrease) Increase in Net Assets Resulting From Operations	(4,484)	956	(3,940)	(3,981)
Net (Decrease) Increase in Net Assets Resulting From Operations per Weighted Average Common Share (Basic & Diluted)	$(0.22)	$0.04	$(0.18)	$(0.18)

	Year Ended March 31, 2008
	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008
Total Investment Income	$6,300	$7,157	$7,544	$6,893
Net Investment Income	2,889	2,995	3,746	3,422
Net Increase (Decrease) in Net Assets Resulting From Operations	8,270	(4,367)	5,109	(9,953)
Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic & Diluted)	$0.50	$(0.26)	$0.31	$(0.60)

Note 13. Subsequent Events

New Credit Facility with Branch Bank and Trust Company and Termination of Deutsche Bank A.G. Credit Facility

On April 14, 2009 the Company, through its wholly-owned subsidiary Gladstone Business Investment, LLC, entered into a second amended and restated credit agreement providing for a $50 million revolving line of credit arranged by BB&T as administrative agent, replacing Deutsche Bank, A.G. as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment to Deutsche Bank, A.G. in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The Credit Facility may be expanded up to $125 million through the addition of other committed lenders to the facility.  The Credit Facility matures on April 14, 2010, and if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of the maturity date on April 14, 2011.  Advances under the Credit Facility will generally bear interest at the 30-day LIBOR rate (subject to a minimum rate of 2%), plus 5% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.

Interest is payable monthly during the term of the Credit Facility. Principal is payable after April 14, 2010 through maturity out of all of our collections of principal from our loans. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances as well as limits on payments of distributions. As of May 29, 2009, Business Investment was in compliance with all of the facility covenants. As of May 29, 2009 there was $29.7 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 7.0% and the remaining borrowing capacity under the Credit Facility was approximately $17.5 million.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to the Company. At May 29, 2009, the amount due from the custodian was $867.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The loan documents require the Company to maintain a minimum net worth of $169 million plus 50% of all equity and subordinated debt raised after April 14, 2009 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of May 29, 2009, the Company was in compliance with the covenants under the performance guaranty.

The Company’s continued compliance with these covenants, however, depends on many factors, some of which are beyond the Company’s control. In particular, depreciation in the valuation of its assets, which valuation is subject to changing market conditions that are presently very volatile, affects the Company’s ability to comply with these covenants. During the fiscal year ended March 31, 2009, net unrealized depreciation on the Company’s investments was approximately $19.8 million, compared to $11.5 during the prior fiscal year. Given the continued deterioration in the capital markets, net unrealized depreciation in the Company’s portfolio may continue to increase in future periods and threaten the Company’s ability to comply with the covenants under its Credit Facility. Accordingly, there are no assurances that the Company will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if the Company is unable to obtain a waiver from the lenders, could accelerate the Company’s repayment obligations under the Credit Facility and thereby have a material adverse impact on its liquidity, financial condition, results of operations and ability to pay distributions as more fully described below.

The Credit Facility matures on April 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.  There can be no guarantee that the Company will be able to renew, extend or replace the Credit Facility on terms that are favorable to the Company, or at all.  The Company’s ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the Credit Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to its ability to fund investments or maintain distributions.  For instance, in connection with the recent establishment of the Company’s new credit facility, the size of the line was reduced from $125.0 million under its prior facility to $50.0 million under its new credit facility and Deutsche Bank A.G., who was a committed lender under its prior credit facility elected not to participate in the new facility and withdrew its commitment.  If the Company is not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on its liquidity and ability to fund new investments or pay distributions to its stockholders.  The Company’s inability to pay distributions could result in it failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates. If the Company is unable to secure replacement financing, it may be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recently recorded in connection with the Subsequent Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ending June 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of the Company’s most recent balance sheet date, which would have a material adverse effect on its results of operations.  In addition to selling assets, or as an alternative, the Company may issue equity in order to repay amounts outstanding under the Credit Facility.  Based on the recent trading prices of its stock, such an equity offering may have a substantial dilutive impact on the Company’s existing stockholders’ interest in the Company’s earnings and assets and voting interest in it.

Senior Syndicated Loan Sales

During April 2009, the Company finalized its sale of 29 of the 32 senior syndicated loans that were held in its portfolio of investments at March 31, 2009 to various investors in the syndicated loan market.  The loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of the Company’s total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of the Company’s total investments, at March 31, 2009.  As a result of these sales, the Company received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million.   Upon the settlement of these sales, the remaining senior syndicated loans had a cost value of approximately $16.1 million, or 6.7% of the cost value of the Company’s total investments, and an aggregate fair value of approximately $11.9 million or 5.0% of the Company’s total investments.  These loans are included in the Company’s consolidated assets as of March 31, 2009 and were valued at their respective sale prices.

In order to maintain RIC status under the Code, in addition to other requirements, as of the close of each quarter of its taxable year, the Company must meet the asset diversification test, which requires that at least 50% of the value of its assets consist of cash, cash items, U.S. government securities, the securities of other RICs and other securities to the extent such other securities of any one issuer do not represent more than 5% of the Company’s total assets or more than 10% of the voting securities of such issuer. As a result of changes in the value of the Company’s assets during April and May 2009, due to these sales of senior syndicated loans, the Company has fallen below the required 50% asset diversification threshold as of the date of this report.  Failure to meet this threshold alone will not result in loss of RIC status in the Company’s current situation.  In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including as a result of the sale of assets, the Company is still deemed under the rules to satisfy the asset diversification test, and therefore maintain RIC status, as long as it has not made any new investments, including additional investments in its portfolio companies (such as advances under outstanding lines of credit), since the time that the Company fell below the 50% threshold.  Thus, although the Company currently qualifies as a RIC despite its current, and potential future, inability to meet the 50% asset diversification requirement, if the Company makes any additional investments before regaining compliance with the asset diversification test, RIC status will be threatened.  Because, in most circumstances, the Company is contractually required to advance funds on outstanding lines of credit upon the request of its portfolio companies, the Company may have a limited ability to avoid adding to existing investments in a manner that would cause it to fail the asset diversification test as of June 30, 2009 or as of subsequent quarterly measurement dates.

If the Company were to make a new investment and then fail to meet the 50% threshold, at the next quarterly measurement date, the Company would have thirty days to “cure” its failure of the asset diversification test to avoid a loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of its assets, which could include full or partial divestitures of investments, such that it would once again exceed the 50% threshold. The Company is currently seeking to obtain a short-term credit facility under which it would be able to borrow funds at each quarter end that would allow it to satisfy the asset diversification test for the foreseeable future, thereby allowing the Company to make additional investments prior to June 30, 2009 or thereafter and be in compliance with this test.  There can be no assurance, however, that the Company will be able to enter into such a credit facility on reasonable terms, if at all, or that any other cures will be available to the Company such that its investment activity could resume. However, the Company’s ability to implement any of these cures would be subject to market conditions and a number of risks and uncertainties that would be, in part, beyond its control.

Proprietary Investments Term Debt Repayments and Revolver Reductions/Extinguishments

During April 2009, the Company executed the following transactions with certain of its portfolio companies:

•                  On April 9, 2009, A. Stucki Holding Corp. refinanced a portion of their senior term debt by repaying approximately $2.0 million of principal repayments which represents the next three quarterly payments due under normal amortization on both their senior term A ($1.6 million) and senior term B ($412) loans.  Normal amortization is expected to resume on April 1, 2010.

•                  On April 9, 2009, ASH Holdings Corp. made a repayment of approximately $1.1 million on their revolving line of credit which reduced the outstanding balance to $500.

•                  On April 10, 2009, the Company entered into an agreement to reduce the available credit limit on Mathey Investment, Inc.’s revolving line of credit from $2.0 million to $1.0 million.  This was a non-cash transaction.

•                  On April 10, 2009, the Company made an investment disbursement to Cavert II Holding Corp. for approximately $850 on their revolving line of credit and used the proceeds from it to make the next four quarterly payments due under normal amortization for both their senior term A and senior term B loans in a non-cash transaction.  Normal amortization on both of these loans is expected to resume on July 1, 2010.  Subsequently, on April 17, 2009, Cavert repaid the outstanding $850 in principal plus accrued interest on its revolving line of credit.  The revolving line of credit was then sold to a third party, the Royal Bank of Canada, for a nominal fee.

•                  On April 13, 2009, the Company entered into an agreement to reduce the available credit limit on Chase II Holdings Corp.’s revolving line of credit from $4.5 million to $3.5 million.  This was a non-cash transaction.

Distributions

On April 16, 2009, the Company’s Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Distribution per Share
April 27, 2009	May 8, 2009	$0.04
May 20, 2008	May 29, 2009	$0.04
June 22, 2008	June 30, 2009	$0.04

Interest Rate Cap Agreement

In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank A.G. and entered into a new interest rate cap agreement for a notional amount of $45 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility.  The Company incurred a premium fee of approximately $40 in conjunction with this agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

a)	Disclosure Controls and Procedures

As of March 31, 2009 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c)	Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d)	Change in Internal Control over Financial Reporting

There were no changes in internal controls for the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

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

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
3.3	First Amendment to Amended and Restated Bylaws of Gladstone Investment Corporation, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.d to Form N-2/A (File No. 333-123699), filed June 21, 2005.
4.2	Distribution Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.
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

10.7

Second Amended and Restated Credit Agreement by and among Gladstone Business Investment LLC, Branch Bank and Trust Company and certain other parties, dated as of April 14, 2009, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on April 14, 2009.

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

GLADSTONE INVESTMENT CORPORATION

Date: June 2, 2009	By:	/s/ MARK PERRIGO
Mark Perrigo
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: June 2, 2009	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: June 2, 2009	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Co-Vice Chairman, Chief Operating Officer, Secretary and Director

Date: June 2, 2009	By:	/s/ GEORGE STELLJES III
George Stelljes III
Co-Vice Chairman, Chief Investment Officer and Director

Date: June 2, 2009	By:	/s/ DAVID A. R. DULLUM
David A. R. Dullum
President and Director

Date: June 2, 2009	By:	/s/ MARK PERRIGO
Mark Perrigo
Chief Financial Officer (principal financial and accounting officer)

Date: June 2, 2009	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: June 2, 2009	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: June 2, 2009	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: June 2, 2009	By:	/s/ MAURICE COULON
Maurice Coulon
Director

Date: June 2, 2009	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: June 2, 2009	By:	/s/ GERARD MEAD
Gerard Mead
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer (1)	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at March 31, 2009	Interest Earned for the year ended March 31, 2009	Equity in Net Profit (Loss) for the year ended March 31, 2009 (3)	Value at March 31, 2009
CONTROL INVESTMENTS
A. Stucki Holding Corporation	Senior Term Debt	$11,246			$11,246
	Senior Term Debt	10,450			10,450
	Subordinated Term Debt	8,586			8,856
	Redeemable Preferred Stock (2)	44			5,128
	Common Stock (2)	130			14,021
			$2,716	$—	49,431

Acme Cryogenics, Inc.	Senior Subordinated Term Debt	14,500			14,500
	Redeemable Preferred Stock (2)	899			6,920
	Common Stock (2)	418			—
	Common Stock Warrants (2)	453			—
			1,691	—	21,420

ASH Holdings Corporation	Revolving Credit Facility	1,600			560
	Senior Subordinated Term Debt	5,937			2,078
	Preferred Stock (2)	2,500			—
	Common Stock (2)	—			—
	Common Stock Warrants (2)	74			—
			—	—	2,638

Cavert II Holding Corporation	Revolving Credit Facility	—			—
	Senior Term Debt	5,687			5,687
	Senior Term Debt	2,950			2,950
	Senior Subordinated Term Debt	4,671			4,671
	Preferred Stock (2)	41			4,591
	Common Stock (2)	69			733
			1,587	—	18,632

Chase II Holdings Corporation	Revolving Credit Facility	3,395			3,395
	Senior Term Debt	8,800			8,800
	Senior Term Debt	7,680			7,680
	Subordinated Term Debt	6,168			6,168
	Redeemable Preferred Stock (2)	70			9,300
	Preferred Stock (2)	61			5,537

Country Club Enterprises, LLC	Subordinated Term Debt	7,000			7,000
	Preferred Stock (2)	2,380			3,725
			462	—	10,725

Galaxy Tool Holding Corporation	Subordinated Term Debt	17,250			17,250
	Preferred Stock (2)	4,112			4,486
	Common Stock (2)	48			701
			1,436	—	22,437
Total Control Investments			$10,694	$—	$166,163

AFFILIATE INVESTMENTS
Danco Acquisition Corporation	Revolving Credit Facility	$400		$378
	Senior Term Debt	4,837			4,584
	Senior Term Debt	9,113			8,544
	Redeemable Preferred Stock (2)	—			2,558
	Common Stock Warrants (2)	—			—
			$1,597	$—	16,064

Mathey Investments, Inc.	Revolving Credit Facility	537			529
	Senior Term Debt	2,375			2,339
	Senior Term Debt	7,227			7,082
	Common Stock (2)	—			446
	Common Stock Warrants (2)	—			260
			1,123	—	10,656

Noble Logistics, Inc.	Revolving Credit Facility	2,000		—	1,500
	Senior Term Debt	5,727			4,295
	Senior Term Debt	7,300			5,475
	Senior Subordinated Term Debt	500			375
	Senior Subordinated Term Debt	150			149
	Preferred Stock (2)	1,000			—
	Common Stock (2)	1,500			—
			1,635	—	11,794

Quench Holdings Corporation (4)	Senior Subordinated Term Debt	8,000			5,800
	Series A Preferred Stock (2)	—			2,542
	Common Stock (2)	35			—
			1,068	—	8,342

Tread Corporation	Senior Term Debt	5,000			4,925
	Preferred Stock (2)	750			793
	Common Stock Warrants (2)	273			453
			550	—	6,171
Total Affiliate Investments			$5,973	$—	$53,027

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Security is non-income producing.

(3)	In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in the net profit (loss) was recorded as of March 31, 2009.

(4)	Portfolio company had earned $597 as a Control investment before being reclassified as an Affiliate investment in the second quarter of the current fiscal year.

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Value of Each Item as of March 31, 2008	Gross Additions	Gross Reductions	Value of Each Item as of March 31, 2009
CONTROL INVESTMENTS
A. Stucki Holding Corporation	Senior Term Debt	$13,391	$—	$(2,145)	$11,246
	Senior Term Debt	11,000	—	(550)	10,450
	Subordinated Term Debt	5,486	3,800	(700)	8,586
	Redeemable Preferred Stock (2)	4,748	380	—	5,128
	Common Stock (2)	10,062	3,959	—	14,021
		44,687	8,139	(3,395)	49,431

Acme Cryogenics, Inc.	Senior Subordinated Term Debt	14,500	—	—	14,500
	Redeemable Preferred Stock (2)	7,795	—	(875)	6,920
	Common Stock (2)	2,977	—	(2,977)	—
	Common Stock Warrants (2)	291	—	(291)	—
		25,563	—	(4,143)	21,420

ASH Holdings Corporation	Revolving Credit Facility	—	850	(290)	560
	Senior Subordinated Term Debt	—	2,078	—	2,078
	Redeemable Preferred Stock (2)	—	—	—	—
	Common Stock (2)	—	—	—	—
	Common Stock Warrants (2)	—	—	—	—
		—	2,928	(290)	2,638

Cavert II Holding Corporation	Revolving Credit Facility	2,400	300	(2,700)	—
	Senior Term Debt	6,337	—	(650)	5,687
	Senior Term Debt	3,000	—	(50)	2,950
	Senior Subordinated Term Debt	4,671	—	—	4,671
	Preferred Stock (2)	4,252	339	—	4,591
	Common Stock (2)	688	45	—	733
		21,348	684	(3,400)	21,347,617

Chase II Holdings Corporation	Revolving Credit Facility	3,280	1,715	(1,600)	3,395
	Senior Term Debt	9,900	—	(1,100)	8,800
	Senior Term Debt	7,840	—	(160)	7,680
	Subordinated Term Debt	6,168	—	—	6,168
	Redeemable Preferred Stock (2)	8,455	845	—	9300
	Common Stock (2)	3,508	2,029	—	5,537
		39,151	4,589	(2,860)	40,880

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Value of Each Item as of March 31, 2008	Gross Additions	Gross Reductions	Value of Each Item as of March 31, 2009

Country Club Enterprises, LLC	Subordinated Term Debt	—	7,000	—	7,000
	Preferred Stock (2)	—	3,725	—	3,725
		—	10,725	—	10,725

Galaxy Tool Holdings Corporation	Subordinated Term Debt	—	17,250	—	17,250
	Preferred Stock (2)	—	4,486	—	4,486
	Common Stock (2)	—	701	—	701
		—	22,437	—	22,437
Total Control Investments		$130,749	$49,502	$(14,088)	$166,163
AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Revolving Credit Facility	$600	$400	$(622)	$378
	Senior Term Debt	5,550	—	(966)	4,584
	Senior Term Debt	8,578	630	(664)	8,544
	Redeemable Preferred Stock (2)	2,576	—	(18)	2,558
	Common Stock Warrants (2)	1,045	—	(1,045)	—
		18,349	1,030	(3,315)	16,064

Mathey Investments, Inc.	Revolving Credit Facility	—	537	(8)	529
	Senior Term Debt	2,500	—	(161)	2,339
	Senior Term Debt	7,300	73	(291)	7,082
	Common Stock (2)	500	—	(54)	446
	Common Stock Warrants (2)	277	—	(17)	260
		10,577	610	(531)	10,656

Noble Logistics, Inc.	Revolving Credit Facility	1,900	100	(500)	1,500
	Senior Term Debt	6,077	—	(1,782)	4,295
	Senior Term Debt	7,000	300	(1,825)	5,475
	Senior Subordinated Term Debt	—	1,000	(1,000)	—
	Senior Subordinated Term Debt	—	500	(125)	375
	Senior Subordinated Term Debt	—	150	(1)	149
	Redeemable Preferred Stock (2)	2,108	—	(2,108)	—
	Common Stock (2)	1,447	182	(1,629)	—
		18,532	2,232	(8,970)	11,794

Quench Holdings Corporation	Revolving Credit Facility	1,500	—	(1,500)	—
	Senior Term Debt	4,250	—	(4,250)	—
	Senior Subordinated Term Debt	7,820	225	(2,245)	5,800
	Equipment Line Note	1,088	588	(1,676)	—
	Preferred Stock (2)	—	2,592	(50)	2,542
	Common Stock Warrants (2)	—	—	—	—
		14,658	3,405	(9,721)	8,342

Tread Corporation	Senior Term Debt	—	5,000	(75)	4,925
	Preferred Stock (2)	—	793	—	793
	Common Stock Warrants (2)	—	453	—	453
		—	6,246	(75)	6,171
Total Affiliate Investments		$62,116	$13,523	$(22,612)	$53,027

(1)                                  Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)                                  Security is non-income producing.