Form 10-Q
period 2009-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2009-08-04
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒ ..

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 3, 2009 was 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	March 31,
	2009	2009
ASSETS
Non-Control/Non-Affiliate investments (Cost 6/30/09: $30,328; Cost 3/31/09: $134,836)	$26,961	$94,740
Control investments (Cost 6/30/09: $144,908; Cost 3/31/09: $150,081)	149,509	166,163
Affiliate investments (Cost 6/30/09: $63,807; Cost 3/31/09: $64,028)	50,539	53,027
Total investments at fair value (Cost 6/30/09: $239,043; Cost 3/31/09: $348,945)	227,009	313,930
Cash and cash equivalents	84,577	7,236
Interest receivable	952	1,500
Due from Custodian	1,416	2,706
Deferred financing fees	1,387	1,167
Prepaid assets	237	172
Other assets	212	132
TOTAL ASSETS	$315,790	$326,843

LIABILITIES
Accounts payable and accrued expenses	$350	$1,283
Fee due to Administrator (Refer to Note 4)	173	179
Fee due to Adviser (Refer to Note 4)	238	187
Short -term loan	65,000	—
Borrowings under line of credit	46,940	110,265
Other liabilities	159	127
TOTAL LIABILITIES	112,860	112,041
NET ASSETS	$202,930	$214,802

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at June 30, 2009 and March 31, 2009	$22	$22
Capital in excess of par value	264,697	257,361
Net unrealized depreciation of investment portfolio	(12,034)	(35,015)
Net unrealized depreciation of derivative	(11)	(53)
Accumulated net investment loss	(49,744)	(7,513)
TOTAL NET ASSETS	$202,930	$214,802
NET ASSETS PER SHARE	$9.19	$9.73

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF JUNE 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (3.3%, Due 5/2014) (3)	$3,828	$3,657
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (4.6%, Due 7/2013) (3)	9,781	7,605
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011) (3)	2,422	2,404
Subtotal - Syndicated Loans			$16,031	$13,666

Non-syndicated Loans
American Greetings Corporation	Manufacturing and design – greeting cards	Senior Notes (7.4%, Due 6/2016) (3)	$3,043	$2,555

B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $380 available (10.5%, Due 10/2008) (5)	370	367
		Senior Term Debt (13.0%, Due 5/2014) (5)	6,664	6,531
		Senior Term Debt (13.0%, Due 5/2014) (5)	3,920	3,842
		Common Stock Warrants (4)	300	—
			11,254	10,740

Total Non-Control/Non-Affiliate Investments			$30,328	$26,961

CONTROL INVESTMENTS:
A. Stucki Holding Corp.	Manufacturing – railroad freight car products	Senior Term Debt (4.8%, Due 3/2012)	$9,101	$9,101
		Senior Term Debt (7.1%, Due 3/2012) (6)	9,900	9,900
		Senior Subordinated Term Debt (13%, Due 3/2014)	8,586	8,586
		Preferred Stock (4)	4,386	5,230
		Common Stock (4)	130	10,374
			32,103	43,191

Acme Cryogenics, Inc.	Manufacturing – manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	7,741
		Common Stock (4)	1,045	—
		Common Stock Warrants (4)	25	—
			22,554	22,241

ASH Holdings Corp.	Retail and Service – school buses and parts	Revolver, $1,500 available (non-accrual, Due 3/2010) (5)	500	200
		Senior Subordinated Term Debt (non-accrual, Due 1/2012) (5)	5,937	1,781
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			8,941	1,981

Cavert II Holdings Corp.	Manufacturing – bailing wire	Senior Term Debt (8.3%, Due 10/2012)	4,875	4,875
		Senior Term Debt (10.0%, Due 10/2012) (6)	2,700	2,700
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,679
		Common Stock (4)	69	974
			16,425	17,899

Chase II Holdings Corp.	Manufacturing – traffic doors	Revolving Credit Facility, $105 available (4.3%, Due 7/2010) (7)	3,395	3,395
		Senior Term Debt (8.8%, Due 3/2011)	8,525	8,525
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,640	7,640
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Redeemable Preferred Stock (4)	6,961	9,531
		Common Stock (4)	61	3,087
			32,750	38,346

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

AS OF JUNE 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Country Club Enterprises, LLC	Service – golf cart distribution	Subordinated Term Debt (14.0%, Due 11/2014)	$7,000	$7,000
		Preferred Stock (4)	3,725	—
			10,725	7,000

Galaxy Tool Holding Corp.	Manufacturing – aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	17,250	17,250
		Preferred Stock (4)	4,112	1,601
		Common Stock (4)	48	—
			21,410	18,851

Total Control Investments			$144,908	$149,509

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing – machining and sheet metal work	Revolving Credit Facility, $2,100 available (9.3%, Due 10/2010) (5)	$900	$871
		Senior Term Debt (9.3%, Due 10/2012) (5)	4,312	4,183
		Senior Term Debt (11.5%, Due 4/2013) (5)	9,067	8,692
		Redeemable Preferred Stock (4)	2,500	1,404
		Common Stock Warrants (4)	3	—
			16,782	15,150

Mathey Investments, Inc.	Manufacturing – pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $463 available (10.0%, Due 3/2011) (5) (7)	537	534
		Senior Term Debt (10.0%, Due 3/2013) (5)	2,375	2,363
		Senior Term Debt (13.5%, Due 3/2014) (5)(6)	7,227	7,128
		Common Stock (4)	500	—
		Common Stock Warrants (4)	277	—
			10,916	10,025

Noble Logistics, Inc.	Service – aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.3%, Due 12/2009) (5)	2,000	1,510
		Senior Term Debt (9.3%, Due 12/2011) (5)	6,227	4,701
		Senior Term Debt (10.5%, Due 12/2011) (5) (6)	7,300	5,512
		Preferred Stock (4)	1,750	—
		Common Stock (4)	1,682	—
			18,959	11,723
Quench Holdings Corp.	Service – sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013) (5)	8,000	6,180
		Preferred Stock (4)	2,950	1,511
		Common Stock Warrants (4)	447	—
			11,397	7,691

Tread Corp.	Manufacturing – storage and transport equipment	Senior Term Debt (12.5%, Due 5/2013) (5)	5,000	4,987
		Preferred Stock (4)	750	808
		Common Stock Warrants (4)	3	155
			5,753	5,950

Total Affiliate Investments			$63,807	$50,539

TOTAL INVESTMENTS			$239,043	$227,009

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at June 30, 2009, and due date represents the contractual maturity date.
(3)	Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of June 30, 2009.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at June 30, 2009.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
(7)	Terms of agreement were refinanced and revolver limit was reduced.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (3.4%, Due 5/2013) (7)	$1,658	$904
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (4.3%, Due 8/2014) (7)	2,947	2,019
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (4.5%, Due 8/2014) (7)	1,892	1,083
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (3.8%, Due 2/2012) (7)	3,083	2,405
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (3.5%, Due 2/2012) (7)	7,772	5,026
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (3.8%, Due 1/2012) (7)	4,359	3,632
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (3.0%, Due 11/2013) (7)	6,799	3,820
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (3.6%, Due 10/2011) (7)	3,348	2,813
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (3.5%, Due 5/2014) (3)	3,838	2,942
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (2.3%, Due 4/2014) (7)	1,966	1,690
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (3.6%, Due 7/2013) (7)	3,912	2,990
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (5.2%, Due 7/2013) (3)	9,804	6,698
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (2.8%, Due 5/2014) (7)	3,941	1,862
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (3.5%, Due 6/2014) (7)	1,899	1,291
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (2.5%, Due 5/2013) (7)	985	359
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (4.5%, Due 11/2010) (7)	5,916	2,673
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (5.1%, Due 10/2013) (7)	3,517	3,129
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (3.2%, Due 3/2014) (7)	8,672	5,506
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (3.3%, Due 1/2014) (7)	2,648	1,206
Ozburn-Hessey Holding Co. LLC	Service – third party logistics	Senior Term Debt (4.4%, Due 8/2012) (7)	7,523	5,975
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (3.2%, Due 4/2014) (7)	1,950	1,570
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (2.8%, Due 4/2014) (7)	6,877	4,264
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (2.8%, Due 11/2012) (7)	1,763	1,356
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (3.3%, Due 9/2013) (7)	1,644	1,308
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (3.5%, Due 11/2013) (7)	2,458	1,073
SafeNet, Inc.	Service – chip encryption products	Senior Term Debt (4.2%, Due 4/2014) (7)	2,949	2,008
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (4.0%, Due 12/2011) (7)	1,475	978
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011) (3)	2,596	2,441
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (4.5%, Due 12/2011) (7)	4,120	3,432
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (2.8%, Due 2/2013) (7)	2,893	1,530
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (3.5%, Due 6/2014) (7)	1,905	1,575
West Corporation	Service - business process outsourcing	Senior Term Debt (2.9%, Due 10/2013) (7)	3,323	2,293
Subtotal - Senior Syndicated Loans			$120,432	$81,851

Non-Syndicated Loans
American Greetings Corporation	Manufacturing and design - greeting cards	Senior Notes (7.4%, Due 6/2016) (3) (10)	$3,043	$2,180

B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $300 available (10.5%, Due 10/2009) (5)	450	443
		Senior Term Debt (10.0%, Due 5/2014) (5)	6,681	6,464
		Senior Term Debt (10.0%, Due 5/2014) (5)	3,930	3,802
		Common Stock Warrants (4)	300	—
			11,361	10,709

Total Non-Control/Non-Affiliate Investments			$134,836	$94,740

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS:
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

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility, $2,600 available (9.3%, Due 10/2010) (5) (9)	$400	$378
		Senior Term Debt (9.3%, Due 10/2012) (5)	4,837	4,584
		Senior Term Debt (11.5%, Due 4/2013) (5)	9,113	8,544
		Redeemable Preferred Stock (4)	2,500	2,558
		Common Stock Warrants (4)	3	—
			16,853	16,064

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $1,463 available (9.0%, Due 3/2011) (5) (9)	537	529
		Senior Term Debt (9.0%, Due 3/2013) (5)	2,375	2,339
		Senior Term Debt (12.0%, Due 3/2014) (5)(6)	7,227	7,082
		Common Stock (4)	500	446
		Common Stock Warrants (4)	277	260
			10,916	10,656

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility, $-0- available (6.5%, Due 12/2009) (5)	2,000	1,500
		Senior Term Debt (10.5%, Due 12/2011) (5)	5,727	4,295
		Senior Term Debt (12.5%, Due 12/2011) (5)(6)	7,300	5,475
		Senior Subordinated Term Debt (18.0%, Due 12/2011)	500	375
		Senior Subordinated Term Debt (14.0%, Due 5/2009)	150	149
		Preferred Stock (4)	1,750	—
		Common Stock (4)	1,682	—
			19,109	11,794

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013) (5)	8,000	5,800
		Preferred Stock (4)	2,950	2,542
		Common Stock Warrants (4)	447	—
			11,397	8,342

Tread Corp.	Manufacturing - storage and transport equipment	Senior Term Debt (12.5%, Due 5/2013) (5)	5,000	4,925
		Preferred Stock (4)	750	793
		Common Stock Warrants (4)	3	453
			5,753	6,171

Total Affiliate Investments			$64,028	$53,027

Total Investments			$348,945	$313,930

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at March 31, 2009, and due date represents the contractual maturity date.
(3)	Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of March 31, 2009.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2009.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
(7)	Security valued based on the sale price obtained at or subsequent to March 31, 2009, since the security was sold.
(8)	Revolver was sold to third party subsequent to March 31, 2009.
(9)	Terms of agreement were refinanced and revolver limit was reduced.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended
	June 30,
	2009	2008
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$1,029	$2,324
Control investments	2,777	2,569
Affiliate investments	1,278	1,111
Cash and cash equivalents	—	24
Total interest income	5,084	6,028
Other income	85	10
Total investment income	5,169	6,038

EXPENSES
Loan servicing fee (Refer to Note 4)	1,068	1,254
Base management fee (Refer to Note 4)	313	426
Administration fee (Refer to Note 4)	173	235
Interest expense	702	1,102
Amortization of deferred finance costs	314	139
Professional fees	201	131
Stockholder related costs	82	100
Insurance expense	57	53
Directors fees	51	47
Other	64	74
Expenses before credit from Adviser	3,025	3,561
Credits to base management fee (Refer to Note 4)	(301)	(574)
Total expenses net of credit to base management fee	2,724	2,987

NET INVESTMENT INCOME	2,445	3,051

REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS
Realized loss on sale of Non-Control/Non-Affiliate investments	(34,605)	(1,718)
Realized loss on termination of derivative	(53)	—
Net unrealized appreciation of Non-Control/Non-Affiliate investments	36,728	4,465
Net unrealized depreciation of Control investments	(11,481)	(4,867)
Net unrealized depreciation of Affiliate investments	(2,266)	(5,415)
Net unrealized appreciation of derivative	42	—
Net loss on investments	(11,635)	(7,535)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(9,190)	$(4,484)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.42)	$(0.22)

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	19,943,346

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Operations:
Net investment income	$2,445	$3,051
Realized loss on sale of investments	(34,605)	(1,718)
Realized loss on termination of derivative	(53)	—
Net unrealized appreciation (depreciation) of portfolio	22,981	(5,817)
Unrealized appreciation of derivative	42	—
Net decrease in net assets from operations	(9,190)	(4,484)

Capital transactions:
Issuance of common stock	—	41,290
Shelf offering registration costs	(32)	(637)
Distributions to stockholders	(2,650)	(4,858)
Net (decrease) increase in net assets from capital transactions	(2,682)	35,795

Total (decrease) increase in net assets	(11,872)	31,311
Net assets at beginning of period	214,802	206,445

Net assets at end of period	$202,930	$237,756

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) in net assets resulting from operations	$(9,190)	$(4,484)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(650)	(8,978)
Principal repayments of investments	6,725	3,493
Proceeds from the sale of investments	69,222	13,246
Proceeds from short-term borrowings	65,000	—
Net unrealized (appreciation) depreciation of investment portfolio	(22,981)	5,817
Net unrealized appreciation of derivative	(42)	—
Net realized loss on sales of investments	34,605	1,718
Net realized loss on termination of derivative	53	—
Net amortization of premiums and discounts	—	9
Amortization of deferred finance costs	314	139
Decrease in interest receivable	548	322
Decrease in due from custodian	1,290	1,504
(Increase) decrease in prepaid assets	(65)	333
Increase in other assets	(52)	(79)
Decrease in accounts payable and accrued liabilities	(933)	(331)
(Decrease) increase in administration fee payable to Administrator (See Note 4)	(6)	27
Increase in base management fee payable to Adviser (See Note 4)	126	236
Decrease in loan servicing fee payable to Adviser (See Note 4)	(75)	(7)
Increase in other liabilities	32	11
Net cash provided by operating activities	143,921	12,976

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	(32)	40,652
Borrowings from line of credit	24,200	52,750
Repayments of line of credit	(87,525)	(68,300)
Purchase of derivative	(40)	—
Deferred finance costs	(533)	—
Distributions paid	(2,650)	(4,858)
Net cash (used in) provided by financing activities	(66,580)	20,244

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,341	33,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,236	9,360

CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,577	$42,580

CASH PAID DURING PERIOD FOR INTEREST	$840	$1,248
CASH PAID DURING PERIOD FOR TAXES	—	—

NON-CASH ACTIVITIES (1)	850	—

(1)

On April 10, 2009, the Company made an investment disbursement to Cavert II Holding Corp. for approximately $850 on their revolving line of credit, and the proceeds were used to make the next four quarterly payments due under normal amortization for both their senior term A and senior term B loans in a non-cash transaction.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Per Share Data (1)
Net asset value at beginning of period	$9.73	$12.47

Income from investment operations:
Net investment income (2)	0.11	0.15
Realized loss on sale of investments (2)	(1.57)	(0.08)
Net unrealized appreciation (depreciation) of investments (2)	1.04	(0.29)
Total from investment operations	(0.42)	(0.22)

Distributions from:
Net investment income	(0.12)	(0.24)
Total distributions (3)	(0.12)	(0.24)

Effect of shelf offering:
Shelf registration offering costs	—	(0.03)
Effect on distribution of stock rights offering after record date (4)	—	(1.21)
Total effect of shelf offering	—	(1.24)

Net asset value at end of period	$9.19	$10.77

Per share market value at beginning of period	$3.82	$9.41
Per share market value at end of period	4.83	6.43
Total Return (5)	35.24%	-29.57%
Shares outstanding at end of period	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$202,930	$237,756
Average net assets (6)	210,188	242,655

Senior Securities Data:
Borrowings under line of credit	$46,940	$129,285
Asset coverage ratio (7)	532%	284%
Asset coverage per unit (8)	$5,323	$2,840

Ratios/Supplemental Data:
Ratio of expenses to average net assets (9) (10)	5.76%	5.87%
Ratio of net expenses to average net assets (9) (11)	5.18%	4.93%
Ratio of net investment income to average net assets (9)	4.65%	5.03%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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
(5)

Total return equals the change in the market value of the Company’s common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan.

(6)	Calculated using the average of the balance of net assets at the end of each month of the reporting period.
(7)

As a business development company, the Company is generally required to maintain a ratio of at least 200% of total assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings.

(8)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(9)	Amounts are annualized.
(10)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(11)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

JUNE 30, 2009

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on June 2, 2009.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by GAAP.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in commercial paper, United States Treasury securities and money-market funds. Cash and cash equivalents are carried at cost which approximates fair value.

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

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments.  When these specific third-party appraisals are engaged or accepted, the Company uses such appraisals to value the investment the Company has in that business if it is determined that the appraisals are the best estimate of fair value.

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

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted price.  In valuing these assets, the Company assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quote prices are reliable.  If the Company concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the indicative bid price as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

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

The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will continue to apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.  As of June 30, 2009, the portion of the Company’s investment portfolio that was valued using DCF was approximately $16.2 million, or 7.2% of the fair value of its total portfolio of investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt or equity securities, or both; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both.

(1)         Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach under Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  For the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with SFAS No. 157, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the Company has estimated the total enterprise value of the issuer, the Company will subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.  If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with SFAS No. 157, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS No. 157). As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company values the equity portion based principally on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach.

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

Refer to Note 3 for additional information regarding fair value measurements and the Company’s adoption of SFAS No. 157.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest.  At June 30, 2009, one Control investment was on non-accrual with a fair value of approximately $2.0 million, or 0.9% of the fair value of all loans held in the Company’s portfolio at June 30, 2009.  At March 31, 2009, one Control investment was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans held in the Company’s portfolio at March 31, 2009.  Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. To date, the Company has not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. To date, the Company has not accrued any dividend income.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). SFAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”) and removes the exception from applying FASB Interpretation

No. 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS No. 166 is effective for the Company’s fiscal year beginning April 1, 2010. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  The subsequent events project was initiated in an effort to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  Moving the accounting requirements out of the auditing literature and into the accounting literature is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place.  It also provided an opportunity to consider international convergence issues.  The FASB has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that previously existed in the auditing standards.  The new standard, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the reporting of its subsequent events.

In April 2009, the FASB issued FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2”), which was issued to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. 115-2 requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key imports used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type.  FSP No. 115-2 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to require that entities identify major security classes consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in SFAS No. 115. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the reporting of its subsequent events.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for an asset or liability has significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 amends SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value together with any changes in valuation techniques and related inputs during the period.  FSP No. 157-4 also requires reporting entities to define major categories for both debt and equity securities to be major security types as described in paragraph 19 of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  This requires entities to provide disclosures on a more disaggregated basis than previously had been required under SFAS No. 157.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company’s adoption of this pronouncement did not have a material impact on the reporting of its subsequent events.

NOTE 3. INVESTMENTS

In September 2006, the FASB issued SFAS No. 157 and the Company adopted SFAS No. 157 on April 1, 2008. In part, SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

As of June 30, 2009, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by SFAS No. 157:

	As of June 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$26,961	$26,961
Control investments	—	—	149,509	149,509
Affiliate investments	—	—	50,539	50,539
Total investments at fair value	$—	$—	$227,009	$227,009

Changes in Level 3 Fair Value Measurements

The following table provides a roll-forward in the changes in fair value during the quarter ended June 30, 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930
Total realized/unrealized (losses) gains (a)	2,123	(11,481)	(2,266)	(11,624)
New investments, repayments, and settlements, net	(69,902)	(5,173)	(222)	(75,297)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of June 30, 2009	$26,961	$149,509	$50,539	$227,009

(a) Realized/unrealized gains and losses are reported on the accompanying condensed consolidated statements of operations for the three months ended June 30, 2009.

Non-Control/Non-Affiliate Investments

At June 30, 2009 and March 31, 2009, the Company held investments in Non-Control/Non-Affiliates of approximately $27.0 million and $94.7 million, respectively, at fair value. These investments were comprised primarily of syndicated loan participations of senior notes of private companies and also non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. Included in Non-Control/Non-Affiliate investments, at both June 30, 2009 and March 31, 2009, were common stock warrants of one Non-Control/Non-Affiliate company, which carried a nominal fair value.  At June 30, 2009 and March 31, 2009, the Company’s investments, at fair value, in Non-Control/Non-Affiliates represented approximately 13% and 44%, respectively, of the Company’s net assets.

During April and May 2009, the Company sold 29 of its 32 senior syndicated loans held at March 31, 2009 (collectively, the “Syndicated Loan Sales”) for an aggregate of approximately $69.2 million in cash proceeds and recorded a realized loss of approximately $34.6 million in connection with these sales. These loans were sold to pay down all unpaid principal and interest owed to Deutsche Bank, A.G. (“Deutsche Bank”) under the Company’s prior credit agreement.

Control and Affiliate Investments

At June 30, 2009 and March 31, 2009, the Company had investments of approximately $153.0 million and $157.0 million, respectively, at fair value, in revolving credit facilities, senior debt and subordinated debt of 12 portfolio companies. In addition, at June 30 and March 31, 2009, the Company had invested approximately $47.1 million and $62.2 million, respectively, in preferred and common equity of those companies.  At June 30, 2009 and March 31, 2009, the Company’s investments in Control investments, at fair value, represented approximately 74% and 77%, respectively, of the Company’s net assets. Also, at both June 30, 2009 and March 31, 2009, the Company’s investments, at fair value, in Affiliate investments represented approximately 25% of the Company’s net assets.

Control and Affiliate Investment Activity

On April 9, 2009, A. Stucki Holding Corp. refinanced a portion of its senior term debt by making principal repayments of approximately $2.0 million, which represented the next three quarterly payments due under normal amortization on both their senior term A ($1.6 million) and senior term B ($412) loans.  Normal amortization is expected to resume on April 1, 2010.

On April 9, 2009, ASH Holdings Corp. made a repayment of approximately $1.1 million on its revolving line of credit, which reduced the outstanding balance to $500.

On April 10, 2009, the Company entered into an agreement to reduce the available credit limit on Mathey Investment, Inc.’s revolving line of credit from $2.0 million to $1.0 million.  This was a non-cash transaction.

On April 10, 2009, the Company made an investment disbursement to Cavert II Holding Corp. (“Cavert”) for approximately $850 on its revolving line of credit, and the proceeds were used to make the next four quarterly payments due under normal amortization for both its senior term A and senior term B loans in a non-cash transaction.  Normal amortization on both of these loans is expected to resume on July 1, 2010.  Subsequently, on April 17, 2009, Cavert repaid the outstanding $850 in principal plus accrued interest on its revolving line of credit.  The revolving line of credit was then sold to a third party, the Royal Bank of Canada, for a nominal fee.

On April 13, 2009, the Company entered into an agreement to reduce the available credit limit on Chase II Holdings Corp.’s revolving line of credit from $4.5 million to $3.5 million.  This was a non-cash transaction.

Investment Concentrations

Approximately 50.1% of the aggregate fair value of the Company’s investment portfolio at June 30, 2009 was comprised of senior debt, approximately 29.1% was senior subordinated debt, and approximately 20.8% was preferred and common equity securities. At June 30, 2009, the Company had investments in 17 portfolio companies with an aggregate fair value of $227.0 million, of which A. Stucki Holding Corp., Chase II Holdings Corp. and Acme Cryogenics, Inc. collectively comprised $103.8 million, or 45.7% of the Company’s total investment portfolio, at fair value.  The following table outlines the Company’s investments by type at June 30, 2009 and March 31, 2009:

	June 30, 2009		March 31, 2009
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$121,609	$113,779	$230,861	$185,161
Senior Subordinated Term Debt	72,112	66,135	72,762	66,576
Preferred & Common Equity Securities	45,322	47,095	45,322	62,193
Total Investments	$239,043	$227,009	$348,945	$313,930

Investments at fair value consisted of the following industry classifications at June 30, 2009 and March 31, 2009:

	June 30, 2009			March 31, 2009
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace and Defense	$18,851	8.3%	9.3%	$22,436	7.2%	10.4%
Automobile	8,981	4.0%	4.4%	14,436	4.6%	6.7%
Beverage, Food and Tobacco	—	—	—	1,570	0.5%	0.7%
Broadcasting and Entertainment	—	—	—	1,934	0.6%	0.9%
Buildings and Real Estate	10,740	4.7%	5.3%	10,709	3.4%	5.0%
Cargo Transport	11,723	5.2%	5.8%	13,324	4.3%	6.2%
Chemicals, Plastics and Rubber	22,241	9.8%	11.0%	21,420	6.8%	10.0%
Containers, Packaging and Glass	17,899	7.9%	8.8%	21,446	6.8%	10.0%
Diversified/Conglomerate Manufacturing	53,496	23.6%	26.4%	56,944	18.1%	26.5%
Diversified/Conglomerate Service	3,657	1.6%	1.8%	23,585	7.5%	11.0%
Electronics	—	—	—	6,594	2.1%	3.1%
Healthcare, Education and Childcare	7,691	3.4%	3.8%	33,605	10.7%	15.6%
Machinery	53,216	23.4%	26.2%	63,907	20.4%	29.8%
Oil and Gas	5,950	2.6%	2.9%	6,171	2.0%	2.9%
Personal, Food, and Miscellaneous Services	—	—	—	3,552	1.1%	1.7%
Printing and Publishing	2,555	1.1%	1.3%	3,158	1.0%	1.5%
Telecommunications	10,009	4.4%	4.9%	9,139	2.9%	4.3%
Total Investments	$227,009	100.0%		$313,930	100.0%

The investments at fair value were included in the following geographic regions of the United States at June 30, 2009 and March 31, 2009:

	June 30, 2009			March 31, 2009
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$89,813	39.6%	44.3%	$119,622	38.1%	55.7%
Midwest	85,157	37.5%	42.0%	105,945	33.7%	49.3%
Northeast	9,404	4.1%	4.6%	17,525	5.6%	8.2%
Southeast	25,504	11.2%	12.6%	40,512	12.9%	18.9%
West	17,131	7.6%	8.4%	30,326	9.7%	14.1%
Total Investments	$227,009	100.0%		$313,930	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining nine months ending March 31:	2010	$4,915
For the fiscal year ending March 31:	2011	27,041
	2012	54,260
	2013	14,941
	2014	74,229
	2015	15,308
	Thereafter	3,043
	Total contractual repayments	$193,737
	Investments in equity securities	45,322
	Unamortized premiums on debt securities	(16)
	Total investments held at June 30, 2009:	$239,043

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 8, 2009, the Company’s Board of Directors approved the renewal of its Advisory Agreement with the Adviser through August 31, 2010.

The Company pays the Adviser an annual base management fee of 2% of its average gross assets, which is defined as total assets less uninvested cash and cash equivalents resulting from borrowings calculated as of the end of the two most recently completed quarters. The following tables summarize the management fees and associated credits reflected in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,
	2009	2008
Base management fee	$313	$426

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(183)	(424)
Credit for fees received by Adviser from the portfolio companies	(118)	(150)
Credit to base management fee from Adviser	(301)	(574)

Net base management fee	$12	$(148)

(1)          The Adviser voluntarily waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participation.

Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Amounts included in Fee due to Adviser in the accompanying condensed consolidated statements of assets and liabilities were as follows:

	June 30, 2009	March 31, 2009
Unpaid base management fee due to Adviser	$12	$(114)
Unpaid loan servicing fee due to Adviser	226	301
Total Fee due to Adviser	$238	$187

From inception through June 30, 2009, the Company has not recorded any income-based incentive fee.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Investment, in return for which it receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions against the 2.0% base management fee under the Advisory Agreement.  Effective April, 2006, the Adviser’s board of directors voluntarily reduced the annual servicing fee rate on the senior syndicated loans to 0.5%.  For the three months ended June 30, 2009 and 2008, the Company recorded loan servicing fees due to the Adviser of $1,068 and $1,254, respectively, all of which were deducted against the 2.0% base management fee in order to derive the Base management fee line item in the accompanying condensed consolidated statements of operations.  Under the Advisory Agreement, the Adviser has also provided and continues to provide managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser.  Under the Administration Agreement, the Company pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of the Administrator, and its allocable portion of the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s average total assets (the total assets at the beginning of each quarter) in comparison to the average total assets of all companies managed by the Adviser under similar agreements. On July 8, 2009, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2010.

The Company recorded fees to the Administrator on the condensed consolidated statements of operations of $173 and $235 for three months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and March 31, 2009, $173 and $179, respectively, was unpaid and included in Fee due to Administrator in the accompanying condensed consolidated statements of assets and liabilities.

NOTE 5. LINE OF CREDIT

On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender.  In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  The Credit Facility matures on April 14, 2010, and if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of the maturity date.  Advances under the Credit Facility generally bear interest at the 30-day LIBOR rate (subject to a minimum rate of 2%), plus 5% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.

Interest is payable monthly during the term of the Credit Facility. After April 14, 2010, if the Credit Facility is not renewed, all principal collections from the Company’s loans are required to be used to pay outstanding principal under the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The facility also limits payments on distributions to the aggregate net investment income for the prior twelve months preceding April 2010. As of June 30, 2009, Business Investment was in compliance with all of the facility covenants.  Additionally, during the three months ended June 30, 2009, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”), specifically for the Credit Facility.  SFAS No. 159 requires that the Company apply a fair value methodology to the Credit Facility as of June 30, 2009, which is the period that this liability became eligible under SFAS No. 159.   Due to the nature of this Credit Facility being a short term agreement and the fact that interest is based on a variable interest rate, the Credit Facility has been fair valued at its approximate cost basis as of June 30, 2009.

In conjunction with entering into the Credit Facility, the Company amended a performance guaranty which remains substantially similar to the form under the previous credit facility. The performance guaranty requires the Company to maintain a minimum net worth of $169 million plus 50% of all equity and subordinated debt raised after April 14, 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain its status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2009, the Company was in compliance with the covenants under the performance guaranty.

NOTE 6. INTEREST RATE CAP AGREEMENT

In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank and entered into an interest rate cap agreement with BB&T that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45 million at a cost of approximately $40. At June 30, 2009, the interest rate cap agreement had a fair market value of approximately $29. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in April 2010. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%.

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

NOTE 7.  SHORT -TERM LOAN

On June 30, 2009, the Company purchased $83.0 million of short -term United States Treasury securities through Jefferies & Company, Inc. (“Jefferies”).  The securities were purchased with $18.0 million in funds drawn on the Credit Facility and the proceeds from a $65.0 million short -term loan from Jefferies, with an effective annual interest rate of approximately 2.5%.  On July 2, 2009, when the securities matured, the Company repaid the $65.0 million loan from Jefferies in full, and repaid all but $1.0 million of the amount drawn on the Credit Facility for the transaction, which was retained for working capital purposes.

NOTE 8. COMMON STOCK

As of both June 30, 2009 and March 31, 2009, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 shares of common stock were outstanding.

NOTE 9. NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net decrease in net assets per share resulting from operations:

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
Numerator for basic and diluted net decrease in net assets resulting from operations per share	$(9,190)	$(4,484)
Denominator for basic and diluted shares	22,080,133	19,943,346
Basic and diluted net decrease in net assets per share resulting from operations	$(0.42)	$(0.22)

NOTE 10. DISTRIBUTIONS

The following table lists the per common share distributions paid for the three months ended June 30, 2009 and 2008:

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
April 16, 2009	April 27, 2009	May 8, 2009	$0.04
April 16, 2009	May 20, 2008	May 29, 2009	0.04
April 16, 2009	June 22, 2009	June 30, 2009	0.04
		Total	$0.12

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
April 8, 2008	April 22, 2008	April 30, 2008	$0.08
April 8, 2008	May 21, 2008	May 30, 2008	0.08
April 8, 2008	June 20, 2008	June 30, 2008	0.08
		Total	$0.24

Aggregate distributions declared and paid for three months ended June 30, 2009 and 2008 were approximately $2.7 and $4.9 million, respectively, which were declared based on estimates of net investment income, and some of the distributions included a return of capital.

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

The following GAAP estimates were made by the Board of Directors during the quarter ended June 30, 2009:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
May 8, 2009	$0.043	$(0.003)	$0.040
May 29, 2009	0.037	0.003	0.040
June 30, 2009	0.045	(0.005)	0.040

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly dividends and distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the quarter ended June 30, 2009, the following corrections were made to the above listed estimates for that quarter:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
May 8, 2009	$0.051	$(0.011)	$0.040
May 29, 2009	0.034	0.006	0.040
June 30, 2009	0.026	0.014	0.040

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
July 31, 2009	$0.042	$(0.002)	$0.040
August 31, 2009	0.039	0.001	0.040
September 30, 2009	0.039	0.001	0.040

NOTE 11.  COMMITMENTS AND CONTINGENCIES

At June 30, 2009, the Company was not party to any signed term sheets for potential investments.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of its Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of June 30, 2009, the Company has not been required to make any payments on the guaranty of the Finance Facility.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events that have occurred subsequent to June 30, 2009 through the date of the filing of this Form 10Q on August 4, 2009.

Short -Term Loan Repayment

On July 2, 2009, when the securities purchased through Jefferies matured, the Company repaid the $65.0 million loan from Jefferies in full, and repaid all but $1.0 million of the amount drawn on the Credit Facility for the transaction, which was retained for working capital purposes.   Please refer to Note 7, “Short-Term Loan” for more information.

Distributions

On July 8, 2009, the Company’s Board of Directors declared the following monthly cash distributions:

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
July 8, 2009	July 23, 2009	July 31, 2009	$0.040
July 8, 2009	August 21, 2009	August 31, 2009	0.040
July 8, 2009	September 22, 2009	September 30, 2009	0.040

Renewal of Advisory Agreement

On July 8, 2009, the Company’s Board of Directors approved the renewal of the Advisory Agreement and the Administration Agreement through August 31, 2010.

Registration Statement

On July 21, 2009, the Company filed a registration statement (the “Registration Statement”) with the SEC that, if declared effective by the SEC, will permit the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Investment Activity

On July 1, 2009, the Company extended approximately $0.1 million of revolver draws and additional investments to existing portfolio companies.  Subsequent to June 30, 2009, the Company received approximately $0.4 million from scheduled and unscheduled loan repayments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data or as otherwise indicated).

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

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and our annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

Business Environment

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are also susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The recession could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the fair market value of our aggregate portfolio is likely to continue to decrease during these periods.

The recession has affected the availability of credit generally and, as a result, subsequent to our fiscal year end, we sold 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market (collectively, the “Syndicated Loan Sales”) in order to repay amounts outstanding under our prior credit facility, which matured in April 2009. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009. These sales changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. In order to maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities. During the quarter ended June 30, 2009, we fell below the required 50% asset diversification threshold.

Failure to meet the asset diversification test alone will not result in our loss of RIC status. In  circumstances where the failure to meet the quarterly 50% asset diversification threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed under the Code’s rules to satisfy the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At June 30, 2009, the first quarterly measurement date following the sales, we satisfied the 50% asset diversification threshold through the purchase of short-term qualified securities, which purchase was funded primarily through a short-term loan agreement. Subsequent to the June 30th measurement date, these securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold. Thus, although we currently qualify as a RIC despite our current, and potential future, inability to meet the 50% asset diversification requirement, if we make any additional investments before regaining compliance with the asset diversification test, our

RIC status will be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold.

Until the composition of our assets is above the required 50% asset diversification threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the asset diversification test, thereby allowing us to make additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. We also continue to explore a number of other strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again exceed the 50% threshold. Our ability to implement any of these strategies will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.

On April 14, 2009, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  Under the terms of the Credit Facility, committed funding was reduced from $125.0 million under our prior facility to $50.0 million. See “—Recent Developments” section below for further information. As of July 20, 2009, $28.2 million was outstanding under the Credit Facility and $18.7 million was available for borrowing due to certain limitations on our borrowing base. As a result of this limited availability under our credit facility, and the restraints upon our investing activities required in order to maintain RIC status under the Code as described above, we are unsure when we will once again be in a position to make any new investments. The Credit Facility also limits our distributions to stockholders and, as a result, we recently decreased our monthly cash distribution rate by 50% as compared to the prior three month period. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. If market instability persists or intensifies, we may experience increasing difficulty in raising capital.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing the Credit Facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our line of credit. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.

The recession may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under the Credit Facility. Additionally, the Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under the Credit Facility.

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

Use of Internally-Developed Discount Cash Flow Methodologies

Given the recession, the market for syndicated loans has become increasingly illiquid with limited or no transactions for many of those securities which we hold. The Financial Accounting Standards Board (“FASB”) Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157- 3”), provides guidance on the use of a discounted cash flow (“DCF”) methodology to value investments in an illiquid market.  Under FSP No. 157-3, indications of an illiquid market include cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or amongst market participants, or the prices are not current. The marketplace for which we obtain indicative bids for purposes of determining fair value for our syndicated loan investments have shown these attributes of illiquidity.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, our valuation procedures specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available. However, due to continued market illiquidity and the lack of transactions during the quarter ended June 30, 2009, we determined that the current agent bank non-binding indicative bids for our syndicated loans were unreliable and alternative procedures would need to be implemented until liquidity returns to the marketplace.  As of June 30, 2009, the portion of our investment portfolio that was valued using DCF was approximately $16.2 million, or 7.1% of the fair value of our total portfolio of investments.

Recent Developments

New Credit Facility with Branch Bank and Trust Company and Termination of Deutsche Bank, A.G. Credit Facility

On April 14, 2009, we entered into the Credit Facility arranged by BB&T as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. In connection with our entry into the Credit Facility, we borrowed $43.8 million under the Credit Facility to repay in full all amounts outstanding under our prior credit agreement with Deutsche Bank, A.G. (“Deutsche Bank”).  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility. The Credit Facility matures on April 14, 2010, and if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.

During the three months ended June 30, 2009, we adopted SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No.  159”), specifically for the Credit Facility, which requires us to apply a fair value methodology to the Credit Facility as of June 30, 2009, which is the period that this liability became eligible under SFAS No. 159. Due to the nature of this Credit Facility being a short term agreement and the fact that interest is based on a variable interest rate, the Credit Facility has been fair valued at its approximate cost basis as of June 30, 2009.

Interest Rate Cap Agreement

During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank and entered into a new interest rate cap agreement for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility. We incurred a premium fee of approximately $40 in conjunction with this agreement.

Senior Syndicated Loan Sales

As previously noted, during April and May 2009, we finalized our sale of 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market.  The loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  As a result of these sales, we received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million.

Proprietary Investments Term Debt Repayments and Revolver Reductions/Extinguishments

During April 2009, we executed the following transactions with certain of our portfolio companies:

•                  On April 9, 2009, A. Stucki Holding Corp. refinanced a portion of its senior term debt by repaying approximately $2.0 million of principal repayments which represented the next three quarterly payments due under normal amortization on both their senior term A ($1.6 million) and senior term B ($0.4 million) loans.  Normal amortization is expected to resume on April 1, 2010.

•                  On April 9, 2009, ASH Holdings Corp. made a repayment of approximately $1.1 million on its revolving line of credit which reduced the outstanding balance to $0.5 million.

•                  On April 10, 2009, we entered into an agreement to reduce the available credit limit on Mathey Investment, Inc.’s revolving line of credit from $2.0 million to $1.0 million.  This was a non-cash transaction.

•                  On April 10, 2009, we made an investment disbursement to Cavert II Holding Corp. (“Cavert”) for approximately $0.85 million on its revolving line of credit, and the proceeds were used to make the next four quarterly payments due under normal amortization for both their senior term A and senior term B loans in a non-cash transaction.  Normal amortization on both of these loans is expected to resume on July 1, 2010.  Subsequently, on April 17, 2009, Cavert repaid the outstanding $.85 million in principal plus accrued interest on its revolving line of credit.  The revolving line of credit was then sold to a third party, the Royal Bank of Canada, for a nominal fee.

•                  On April 13, 2009, we entered into an agreement to reduce the available credit limit on Chase II Holdings Corp.’s revolving line of credit from $4.5 million to $3.5 million.  This was a non-cash transaction.

Short -Term Loan

On June 30, 2009, we purchased $83.0 million of short -term United States Treasury securities through Jefferies & Company, Inc. (“Jefferies”).  The securities were purchased with $18.0 million in funds drawn on the Credit Facility and the proceeds from a $65.0 million short -term loan from Jefferies with an effective annual interest rate of approximately 2.5%.  On July 2, 2009, when the securities matured, we repaid the $65.0 million loan from Jefferies in full, and repaid all but $1.0 million of the amount drawn on the Credit Facility for the transaction, which was retained for working capital purposes.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Investment Income

Investment income for the three months ended June 30, 2009 was $5,169, as compared to $6,038 for the three months ended June 30, 2008.

Interest income from our investments in debt securities of private companies was $5,084 for the three months ended June 30, 2009, as compared to $6,004 for the comparable prior year period. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. Interest income from our investments decreased $920, or 15.3%, during the three months ended June 30, 2009, as compared to the prior year period. This change was due to the decrease in the weighted average yield of our portfolio, attributable mainly to a reduction in the average LIBOR during the comparable time periods, which was approximately 0.37% for the three months ended June 30, 2009, as compared to 2.7% in the prior year period.  Also contributing to the change was a decrease in the average cost basis of our interest-bearing investment portfolio during the period, which was approximately $241.7 million for the three months ended June 30, 2009, compared to approximately $299.8 million for the prior year period, due primarily to the Syndicated Loan Sales.

Interest income from Non-Control/Non-Affiliate investments was $1,029 for the three months ended June 30, 2009, as compared to $2,324 for the prior year period. This decrease was the result of an overall decrease in the number of Non-Control/Non-Affiliate investments held at June 30, 2009 compared to the prior year period, primarily due to the Syndicated Loan Sales. At June 30, 2009, we held investments in five different Non-Control/Non-Affiliate investments, compared to 37 at June 30, 2008. This decrease was further accentuated by drops in LIBOR between periods, due to the instability and tightening of the credit markets.

Interest income from Control investments was $2,777 for the three months ended June 30, 2009, as compared to $2,569 for the prior year period. The increase of $208 is attributable to two additional Control investments, Galaxy Tool and Country Club Enterprises, being held at June 30, 2009 compared to the prior year period; however, this increase was partially offset by the reclassification of Quench, a Control investment at June 30, 2008, as an Affiliate investment for the current reporting year.  This reclassification took place in the second quarter of fiscal year 2009.  Continuing decreases in LIBOR played a minimal role in interest income from our proprietary deals during the current quarter, as the majority of them include interest rate floors to protect against such circumstances.

Interest income from Affiliate investments was $1,278 for the three months ended June 30, 2009, as compared to $1,111 for the prior year period. The increase of $167 was due mainly to the reclassification of Quench as an Affiliate investment, as noted above.

The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Three months ended June 30, 2009

Company	Interest Income	% of Total
Chase II Holdings Corp.	$661	13.0%
Galaxy Tools Holding Corp.	589	11.6%
A. Stucki Holding Corp.	577	11.3%
Acme Cryogenics, Inc.	421	8.3%
Danco Acquisition Corp.	394	7.8%
Subtotal	$2,642	52.0%
Other companies	2,442	48.0%
Total interest income	$5,084	100.0%

Three months ended June 30, 2008

Company	Interest Income	% of Total
Chase II Holdings Corp.	$710	11.8%
A. Stucki Holding Corp.	669	11.2%
Acme Cryogenics, Inc.	422	7.0%
Cavert II Holding Corp.	412	6.9%
Danco Acquisition Corp.	404	6.7%
Subtotal	$2,617	43.6%
Other companies	3,387	56.4%

Total interest income	$6,004	100.0%

The weighted average yield on our portfolio, excluding cash and cash equivalents, for the three months ended June 30, 2009 was 9.84%, compared to 7.79% for the prior year period.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  The increase in the weighted average yield for the current quarter results primarily from the Company’s sale of lower interest-bearing senior syndicated loans.

Interest income from invested cash and cash equivalents was nominal for the three months ended June 30, 2009, compared to $24 for the prior year period.  This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the year to pay down our line of credit.

Other income was $85 for the three months ended June 30, 2009, as compared to $10 for the prior year period.  The majority of this increase was due to the full recognition of amendment fees related to the Syndicated Loan Sales that were previously being amortized over the respective lives of the loans.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee, were $3,025 for the three months ended June 30, 2009, as compared to $3,561 for the prior year period, an overall decrease of $536, or 15.1%.  The majority of this reduction was due to a decrease in interest expense associated with the Credit Facility as well as a decrease in the amount of fees to our Adviser.

Loan servicing fees of $1,068 were incurred for the three months ended June 30, 2009, as compared to $1,254 for the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding portfolio. These fees were directly credited against the amount of the base management fee due to our Adviser. Our lower overall portfolio value, caused by the Syndicated Loan Sales, attributed to the decrease in this fee.

The base management fee for the three months ended June 30, 2009 was $313, as compared to $426 for the prior year period. The decrease is reflective of fewer total assets held during the quarter ended June 30, 2009 when compared to the prior year quarter. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K as filed on June 2, 2009, and is summarized in the table below:

	Three months ended June 30,
	2009	2008
Base management fee	$313	$426

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(183)	(424)
Credit for fees received by Adviser from the portfolio companies	(118)	(150)
Credit to base management fee from Adviser	(301)	(574)

Net base management fee	$12	$(148)

(1)                   Our Adviser voluntarily and irrevocably waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

The administration fee was $173 for the three months ended June 30, 2009, as compared to $235 for the prior year period. The decrease in the current year period is due to a decrease of administration staff and related expenses, as well as a decrease in our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements.  The calculation of the administrative fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K as filed on June 2, 2009.

Interest expense was $702 for the three months ended June 30, 2009, as compared to $1,102 for the prior year period, a decrease of $400, or 36.3%. The decline was a direct result of decreased borrowings under the Credit Facility during the quarter ended June 30, 2009, as compared to the prior year period.  The weighted average balance outstanding on our line of credit during the quarter ended June 30, 2009 was approximately $41.9 million, compared to $99.7 million in the comparable prior year period.

Other operating expenses (including deferred financing fees, professional fees, stockholder related costs, insurance, director’s fees and other direct expenses) increased over the comparable prior year period, driven primarily by increases in deferred financing fees related to the Credit Facility and professional fees, such as audit and legal costs associated with  the filings of a shelf registration statement with the SEC and the Syndicated Loan Sales, partially offset by slightly lower stockholder related costs from proxy solicitation and annual report fees.

Realized and Unrealized (Loss) Gain on Investments

Realized Losses

During the three months ended June 30, 2009, we exited 29 of the 32 senior syndicated loans for aggregate proceeds of approximately $69.2 million in cash and recorded a realized loss of approximately $34.6 million. For the three months ended June 30, 2008, we received approximately $13.2 million in cash proceeds and recognized a net loss on the sale of nine syndicated loans in the aggregate amount of $1.7 million. The increase in realized losses is attributable to liquidity needs from the senior syndicated loan sales associated with the repayment of amounts outstanding under our prior credit facility with Deutsche Bank, which matured in April 2009.

Unrealized Gains and Losses

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended June 30, 2009, we recorded net unrealized appreciation of investments in the aggregate amount of $23.0 million, compared to $5.8 million for the prior year period.  The unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2009 was as follows:

Investment Category	Net Unrealized Gain (Loss)
Non-Control/Non-Affiliate	$36,728 *
Control	(11,481)
Affiliate	(2,266)
Total	$22,981

*     Includes the reversal of approximately $34.4 million of previously recorded unrealized depreciation related to the Syndicated Loan Sales, which resulted in a $34.6 million of realized loss for the current quarter.

We recorded approximately $36.7 million of unrealized appreciation of our Non-Control/Non-Affiliate investments for the quarter ended June 30, 3009, due primarily to the reversal of $34.4 million of previously recorded unrealized depreciation upon the completion of the Senior Syndicated Loan Sales, as noted above, and appreciation in value in the aggregate amount of approximately $2.3 million on our remaining Non-Control/Non-Affiliate investments.

Our Control investments experienced the most significant devaluation in our total portfolio, particularly in our equity holdings, which depreciated in value by an aggregate of approximately $11.9 million during the quarter ended June 30, 2009, mainly in A. Stucki and Galaxy Tools, as well as Country Club Enterprises, whose fair value had previously approximated its cost basis.  The debt portion of our Control investments appreciated modestly, led by Auto Safety House.

Our Affiliate investments also experienced unrealized depreciation during the current quarter, most notably in the equity components of our investments, which experienced depreciation in the aggregate of approximately $3.2 million, led by Danco and Quench.  This was partially offset by unrealized appreciation in our debt positions of approximately $0.9 million, primarily in Danco and Quench.

Over our entire investment portfolio, we recorded an aggregate of approximately $38.1 million of unrealized appreciation on our debt positions for the quarter ended June 30, 2009, while our equity holdings experienced an aggregate devaluation of approximately $15.1 million.  At June 30, 2009, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $12.0 million, as compared to $35.0 million at March 31, 2009, representing net unrealized appreciation of $23.0 million for the quarter.  We believe that our investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 95% of cost as of June 30, 2009.

The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Derivatives

During May 2009, we cancelled our prior interest rate cap agreements and recorded a realized loss of $53.  During the quarter ended June 30, 2009, we entered into a new interest rate cap agreement with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $40 in conjunction with this agreement.  At June 30, 2009, its value had decreased by approximately $11.

We recorded net unrealized appreciation of our interest rate cap agreement of $42 for the three months ended June 30, 2009.  For the prior year period, the fair market value of our prior interest rate cap agreements remained flat.

Net Decrease in Net Assets Resulting from Operations

For the three months ended June 30, 2009, we recorded a net decrease in net assets resulting from operations of $9.1 million as a result of the factors discussed above. For the three months ended June 30, 2008, we recorded a net decrease in net assets resulting from operations of $4.5 million.  Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the quarters ended June 30, 2009 and 2008 were $0.42 and $0.22, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2009 was approximately $143.9 million and consisted primarily of the proceeds received from the syndicated loan sales and the net loss realized on those sales, borrowings under the short -term loan, as discussed in Note 7, “Short -Term Loan Agreement,” in the accompanying notes to the condensed consolidated financial statements, and principal payments received from existing investments.  For the three months ended June 30, 2008, net cash provided by operating activities was approximately $13.0 million and consisted primarily of the proceeds from the sale of existing portfolio investments, and principal repayments, offset by the purchase of one new Control investment.

At June 30, 2009, we had investments in equity of, loans to, or syndicated participations in 17 private companies with a cost basis totaling approximately $239.0 million.  At June 30, 2008, we had investments in equity of, loans to, or syndicated participations in 47 private companies with an aggregate cost basis of approximately $341.3 million.  A summary of our investment activity for the three months ended June 30, 2009 and 2008 is as follows:

Quarter Ended	Loan Disbursements (1)		Principal Repayments (2)		Proceeds from Sales (3)	Net Loss on Disposal (3)
June 30, 2009	$1,500	(a)	$7,575	(a)	$69,222	$(34,605)

Quarter Ended	Loan Disbursements (1)		Principal Repayments (2)		Proceeds from Sales (3)	Net Loss on Disposal (3)
June 30, 2008	$8,978		$3,493		$13,246	$(1,718)

(a)   Includes an $850 non-cash transaction whereby a portfolio company, Cavert Wire, drew $850 on its revolving line of credit and immediately used the proceeds to pay down its senior term A and senior term B loans.  No cash was disbursed in this transaction, as it was simply a transfer of balance.  The $850 drawn on the credit line was subsequently paid off in full and sold to a third party for a nominal fee.

(1)   Loan Disbursements:

	New Investments			Disbursements to Existing		Total
Quarter Ended	Companies		Investments	Portfolio Companies		Disbursements
June 30, 2009	0		$0	$1,500	(a)	$1,500	(a)

	New Investments			Disbursements to Existing		Total
Quarter Ended	Companies		Investments	Portfolio Companies		Disbursements
June 30, 2008	1	(b)	$5,753	$3,225		$8,978

(a)   See note (a) above

(b)   Tread Corporation

(2)   Principal Repayments:

Quarter Ended	Scheduled Principal Repayments	Unscheduled Principal Repayments (*)		Total Principal Repayments
June 30, 2009	$2,004	$5,571	(a)	$7,575

Quarter Ended	Scheduled Principal Repayments	Unscheduled Principal Repayments (*)		Total Principal Repayments
June 30, 2008	$2,516	$977		$3,493

(*)   Includes principal repayments due to excess cash flows, covenant trips, exits, refinancings, etc.

(a)   Includes principal payments received in connection with the refinancings of A. Stucki and Cavert.

Our last investment in a new portfolio company was in November 2008.  In light of current economic conditions, limited borrowings available under the Credit Facility, constraints on our ability to access the capital markets and the restraints upon our investing activities required in order to maintain the RIC status, our near-term strategy will be focused on retaining capital and building the value of our existing portfolio companies.  We will also, where prudent and possible, consider the sale of lower-yielding investments.  This strategy has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control and our ability to satisfy the asset diversification test under the Code.  As our capital constraints and asset diversification improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economy and that are likely to produce attractive long-term returns for our stockholders.

Short -Term Loan Agreement

On June 30, 2009, we purchased $83.0 million of short -term United States Treasury securities through Jefferies.  The securities were purchased with $18.0 million in funds drawn on the Credit Facility and the proceeds from a $65.0 million short -term loan from Jefferies with an effective annual interest rate of approximately 2.5%.  On July 2, 2009, when the securities matured, we repaid the $65.0 million loan from Jefferies in full, and repaid all but $1.0 million of the amount drawn on the Credit Facility for the transaction, which was retained for working capital purposes. If necessary, we  plan to use a similar form of loan agreement in future quarters as a financing option in order to satisfy certain quarterly asset diversification requirements and maintain our status as a RIC under Subchapter M of the Code.

(3) Loan Sales / Exits:

Quarter Ended	Number of Loans Sold		Proceeds Received	Position (Principal) Sold	Unamortized Loan Costs (#)	Net Loss on Disposal
June 30, 2009	29	(a)	$69,223	$103,772	$56	$(34,605)

Quarter Ended	Number of Loans Sold		Proceeds Received	Position (Principal) Sold	Unamortized Loan Costs (#)	Net Loss on Disposal
June 30, 2008	9	(b)	$13,246	$14,926	$38	$(1,718)

(#)   Includes balance of premiums, discounts, acquisition costs, and deferred compensation unamortized at time of exit.

(a)   One syndicated loan (Critical Homecare Solutions) was sold in two separate installments.

(b)   Includes the partial sale of three syndicated loans still held subsequent to June 30, 2008 (CRC Health Group, Graham Packaging and Pinnacle Foods).  One syndicated loan (NPC International) was sold in two separate installments.

As discussed elsewhere in this report, during April 2009, we sold 29 of our 32 senior syndicated loans held at March 31, 2009 for an aggregate of approximately $69.2 million in cash proceeds and recorded a realized loss of approximately $34.6 million in connection with these sales. These loans were sold to pay down all unpaid principal and interest owing to Deutsche Bank under our prior credit facility.

Financing Activities

Net cash used in financing activities during the three months ended June 30, 2009 was approximately $66.6 million, which primarily consisted of net repayments made on the line of credit, in connection with the termination of our prior credit facility.  During the three months ended June 30, 2008, net cash provided by financing activities was approximately $20.2 million, due mainly to the Rights Offering (as defined below), which accounted for cash proceeds of $40.7 million.  The majority of the cash outflow consisted of net repayments made on the credit facility.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.04 per common share during each month of the quarter ended June 30, 2009.  For the quarter ended June 30, 2009, our distribution payments of approximately $2.7 million exceeded our net investment income by approximately $0.2 million. We declared these distributions based on our estimates of net investment income for the fiscal year. Our investment pace continued to be slower than expected in our third full year of operations and, consequently, our net investment income was lower than our original estimates.  During the quarter ended June 30, 2009, we reduced our monthly distribution from $0.08 to $0.04.

Issuance of Equity

On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that, if declared effective by the SEC, will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities. To date, we have incurred approximately $20 of costs in connection with the Registration Statement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At June 30, 2009, our stock closed trading at $4.83, representing a 47.4% discount to our net asset value of $9.19 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

We raised additional capital within these regulatory constraints in April 2008 through an offering of transferable subscription rights to purchase additional shares of common stock (the “Rights Offering”). Pursuant to the Rights Offering, we sold 5,520,033 shares of our common stock at a subscription price of $7.48 per share, which represented a purchase price equal to 93% of the weighted average closing price of our stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by us, were approximately $40.5 million and were used to repay outstanding borrowings under our line of credit. Should our common stock continue to trade below its net asset value per share, we may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that we will be successful in our efforts to raise capital.

Future Capital Resources

During our 2008 annual stockholders meeting, our stockholders approved a proposal that allows us to issue long-term rights, including warrants to purchase shares of our common stock at an exercise price per share that will not be less than the greater of the market value or net asset value of our common stock at a time such rights may be issued.  This proposal is in effect until our next annual stockholders meeting, which is currently scheduled for August 13, 2009, when our stockholders will again be asked to vote in favor of renewing this proposal for another year.

New Revolving Credit Facility

On April 14, 2009, we entered into the Credit Facility, which provides for a $50.0 million revolving line of credit arranged by BB&T as administrative agent, replacing Deutsche Bank who served as administrative agent under our prior credit facility. Key Equipment Finance, Inc. also joined the Credit Facility as a committed lender.  In connection with our entry into the Credit Facility, we borrowed $43.8 million under the Credit Facility to repay Deutsche Bank in full all amounts outstanding under the prior credit agreement.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  The Credit Facility matures on April 14, 2010 and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.  Advances under the Credit Facility will generally bear interest at the 30 day LIBOR rate (subject to a minimum rate of 2%), plus 5% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.

Interest is payable monthly during the term of the Credit Facility.  After April 14, 2010, if the Credit Facility is not renewed, all collections of principal from our loans are required to be used to pay outstanding principal under the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies. The Credit Facility also limits the borrower and industry concentrations of loans that are eligible to secure advances as well as limits on payments of distributions limited to the aggregate net investment income for the prior twelve months preceding April 2010. As of June 30, 2009, Business Investment was in compliance with all of the facility covenants. Additionally, during the three months ended June 30, 2009, we adopted SFAS No. 159 specifically for the Credit Facility with BB&T. SFAS No. 159 requires us to apply a fair value methodology to the Credit Facility as of June 30, 2009, which is the period that this liability became eligible under SFAS No. 159. Due to the nature of this Credit Facility being a short term agreement and the fact that interest is based on a variable interest rate, the Credit Facility has been fair valued at its approximate cost basis as of June 30, 2009. As of July 20, 2009, there was $28.2 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 7.0%, and the remaining borrowing capacity under the Credit Facility was approximately $18.7 million.

During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank and entered into a new interest rate cap agreement with BB&T for a notional amount of $45 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $40 in conjunction with this agreement.  As of June 30, 2009, the interest rate cap agreement had depreciated by approximately $11 and had a fair value of $29.

In conjunction with entering into the amended and restated Credit Facility, we amended a performance guaranty which remains substantially similar to the form under the previous credit facility. The performance guaranty requires us to maintain a minimum net worth of $169 million plus 50% of all equity and subordinated debt raised after April 14, 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2009, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. During the quarter ended June 30, 2009, net unrealized appreciation on our investments was approximately $23.0 million, brought about primarily by the reversal of $34.4 million of previously unrealized depreciation on syndicated loans that were sold during the quarter, compared to an unrealized depreciation of approximately $5.8 million during the prior year period. Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to threaten our ability to comply with the covenants under the Credit Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions as more fully described below.

The Credit Facility matures on April 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity and all collections of principal from our loans will be required to be used to pay outstanding principal under the Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the Credit Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions.  For instance, in connection with the recent establishment of the Credit Facility, the size of the line was reduced from $125.0 million under our prior facility to $50.0 million under the Credit Facility and Deutsche Bank, who was a committed lender our prior credit facility elected not to participate in the new facility and withdrew its commitment.  If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders.  Our inability to pay distributions could result in us failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recently recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ended June 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Contractual Obligations and Off-Balance Sheet Arrangements

We were not a party to any signed term sheets for potential investments as of June 30, 2009.  In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of our Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of June 30, 2009, we have not been required to make any payments on the guaranty of the Finance Facility.

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

In September 2006, the FASB issued SFAS No.  157, which, for financial assets, is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We adopted SFAS No. 157 on April 1, 2008. In part, SFAS No. 157 defines fair value and establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

See Note 3, “Investments” in our notes to the condensed consolidated financial statements for additional information regarding fair value measurements and our adoption of SFAS No. 157.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments.  When these specific third-party appraisals are engaged or accepted, we would use such appraisals to value the investment we have in that business if we determine that the appraisals are the best estimate of fair value.

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

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt or equity securities, or both; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both.

(1)          Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity, or equity-like securities, and are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid in kind (“PIK”) interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE, however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of the assessment by our Board of Directors, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying condensed consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)          Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach under Statement of Accounting Standards (“SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with SFAS No. 157, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under SFAS No. 157 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  DCF or other pertinent factors.

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

(3)          Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt or equity securities, or both: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with SFAS No. 157, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in SFAS No. 157). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we value the equity portion based on the total enterprise value of the issuer, which is calculated using a liquidity waterfall approach as described above.

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

•                  DCF and other relevant factors.

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

(a)                           The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the PD is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At June 30, 2009, one investment was on non-accrual for approximately $2.0 million at fair value, or 0.9% of the aggregate fair value of our investment portfolio.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at June 30, 2009 and March 31, 2009, representing approximately 90% and 59%, respectively, of all loans in our portfolio at the end of each period:

Rating	June 30, 2009	March 31, 2009
Highest	8.0	7.0
Average	5.6	5.5
Weighted Average	5.3	5.1
Lowest	2.0	2.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at June 30, 2009 and March 31, 2009, representing approximately 3% and 12%, respectively, of all loans in our portfolio at the end of each period:

Rating	June 30, 2009	March 31, 2009
Highest	8.0	9.0
Average	7.0	8.0
Weighted Average	7.2	8.0
Lowest	6.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at June 30, 2009 and March 31, 2009, representing approximately 7% and 29%, respectively, of all loans in our portfolio at the end of each period:

Rating	June 30, 2009	March 31, 2009
Highest	B+/B1	BB/Ba2
Average	B/B2	B/B2
Weighted Average	B-/B3	B/B2
Lowest	CCC+/B2	CCC+/B3

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

Revenue Recognition

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest.  At June 30, 2009, one Control investment was on non-accrual with a fair value of approximately $2.0 million, or 0.9% of the fair value of all loans held in our portfolio at June 30, 2009.  At March 31, 2009, one Control investment was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans held in our portfolio at March 31, 2009. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. To date, we have not accrued any dividend income.

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

We may receive fees for the origination and closing services we provide to portfolio companies through our Adviser. These fees are paid directly to us and are recognized as revenue upon closing of the originated investment and are reported as Fee income in the accompanying condensed consolidated statements of operations.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.   As of June 30, 2009, our portfolio consisted of the following breakdown in relation to all outstanding debt:

23%	variable rates
46%	variable rates with a floor
31%	fixed rates
100%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2009 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the SEC on June 2, 2009.

In May 2009, we cancelled our interest rate cap agreement with Deutsche Bank and entered into an interest rate cap agreement with BB&T that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45.0 million at a cost of approximately $40. The Company records changes in the fair market value of the interest rate cap agreement monthly based on the current market valuation at month end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in April 2010. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2009, filed by us with the SEC on June 2, 2009.

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

Date: August 4, 2009

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
10.1

Investment Advisory and Management Agreement between the Company and Gladstone Management Corporation, dated June 22, 2005 and incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on June 14, 2006 (renewed on July 8, 2009).

10.2

Administration Agreement between the Company and Gladstone Administration, LLC, dated June 22, 2005 and incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed June 14, 2006 (renewed on July 8, 2009).

10.3

Second Amended and Restated Credit Agreement dated as of April 14, 2009 by and among Gladstone Business Investment LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the CP Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed April 14, 2009.

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