Form 10-Q
period 2009-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2009-11-03
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of November 2, 2009 was 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2009	2009
ASSETS
Non-Control/Non-Affiliate investments (Cost 9/30/09: $29,886; Cost 3/31/09: $134,836)	$25,004	$94,740
Control investments (Cost 9/30/09: $142,698; Cost 3/31/09: $150,081)	132,399	166,163
Affiliate investments (Cost 9/30/09: $64,019; Cost 3/31/09: $64,028)	46,900	53,027
Total investments at fair value (Cost 9/30/09: $236,603; Cost 3/31/09: $348,945)	204,303	313,930
Cash and cash equivalents	86,311	7,236
Interest receivable	1,212	1,500
Due from Custodian	932	2,706
Deferred financing fees	963	1,167
Prepaid assets	445	172
Other assets	184	132
TOTAL ASSETS	$294,350	$326,843

LIABILITIES
Accounts payable and accrued expenses	$460	$1,283
Fee due to Administrator (Refer to Note 4)	198	179
Fee due to Adviser (Refer to Note 4)	221	187
Short-term loan	75,000	—
Borrowings under line of credit (Cost 9/30/09: $36,100; Cost 3/31/09: $110,265)	36,278	110,265
Other liabilities	148	127
TOTAL LIABILITIES	112,305	112,041
NET ASSETS	$182,045	$214,802

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at September 30, 2009 and March 31, 2009	$22	$22
Capital in excess of par value	264,551	257,361
Net unrealized depreciation of investment portfolio	(32,301)	(35,015)
Net unrealized depreciation of derivative	(27)	(53)
Net unrealized appreciation of borrowings under line of credit	(178)	—
Accumulated net investment loss	(50,022)	(7,513)
TOTAL NET ASSETS	$182,045	$214,802
NET ASSETS PER SHARE	$8.24	$9.73

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF SEPTEMBER 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
HMTBP Acquisition II Corp.	Service — aboveground storage tanks	Senior Term Debt (2.6%, Due 5/2014) (7), (8)	$3,819	$3,064
Interstate Fibernet, Inc.	Service — provider of voice and data telecommunications services	Senior Term Debt (4.3%, Due 7/2013) (7), (9)	9,758	7,929
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011) (3)	2,409	958
Subtotal - Syndicated Loans			$15,986	$11,951

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016) (3)	$3,043	$2,588

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (13.0%, Due 5/2014) (5)	6,647	6,589
		Senior Term Debt (13.0%, Due 5/2014) (5)	3,910	3,876
		Common Stock Warrants (4)	300	—
			10,857	10,465

Total Non-Control/Non-Affiliate Investments			$29,886	$25,004

CONTROL INVESTMENTS:
A. Stucki Holding Corp.	Manufacturing — railroad freight car products	Senior Term Debt (4.8%, Due 3/2012)	$9,101	$9,101
		Senior Term Debt (7.0%, Due 3/2012) (6)	9,900	9,900
		Senior Subordinated Term Debt (13.0%, Due 3/2014)	8,586	8,586
		Preferred Stock (4)	4,387	5,333
		Common Stock (4)	130	3,511
			32,104	36,431

Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	14,500	14,500
		Preferred Stock (4)	6,984	3,828
		Common Stock (4)	1,045	—
		Common Stock Warrants (4)	24	—
			22,553	18,328

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolver, $1,500 available (non-accrual, Due 3/2010) (5)	500	150
		Senior Subordinated Term Debt (non-accrual, Due 1/2012) (5)	5,937	1,484
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			8,941	1,634

Cavert II Holdings Corp.	Manufacturing — bailing wire	Senior Term Debt (8.3%, Due 10/2012)	2,875	2,875
		Senior Term Debt (10.0%, Due 10/2012) (6)	2,700	2,700
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,769
		Common Stock (4)	69	1,334
			14,425	16,349

Chase II Holdings Corp.	Manufacturing — traffic doors	Revolving Credit Facility, $0 available (4.3%, Due 7/2010) (10)	3,500	3,500
		Senior Term Debt (8.8%, Due 3/2011)	8,250	8,250
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,600	7,600
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Preferred Stock (4)	6,961	9,765
		Common Stock (4)	61	670
			32,540	35,953

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

AS OF SEPTEMBER 30, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Country Club Enterprises, LLC	Service — golf cart distribution	Subordinated Term Debt (14.0%, Due 11/2014) (5)	$7,000	$6,842
		Preferred Stock (4)	3,725	—
			10,725	6,842

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013) (5)	17,250	16,862
		Preferred Stock (4)	4,112	—
		Common Stock (4)	48	—
			21,410	16,862

Total Control Investments			$142,698	$132,399

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $2,100 available (9.3%, Due 10/2010) (5)	$900	$878
		Senior Term Debt (9.3%, Due 10/2012) (5)	4,312	4,215
		Senior Term Debt (11.5%, Due 4/2013) (5)	9,067	8,727
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	2	—
			16,781	13,820

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $250 available (10.0%, Due 3/2011) (5)	750	747
		Senior Term Debt (10.0%, Due 3/2013) (5)	2,375	2,366
		Senior Term Debt (13.5%, Due 3/2014) (5), (6)	7,227	7,137
		Common Stock (4)	500	—
		Common Stock Warrants (4)	277	—
			11,129	10,250

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.3%, Due 12/2009) (5)	2,000	1,300
		Senior Term Debt (9.3%, Due 12/2011) (5)	6,227	4,048
		Senior Term Debt (10.5%, Due 12/2011) (5) (6)	7,300	4,745
		Preferred Stock (4)	1,750	—
		Common Stock (4)	1,682	—
			18,959	10,093

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013) (5)	8,000	6,240
		Preferred Stock (4)	2,950	1,378
		Common Stock (4)	447	—
			11,397	7,618

Tread Corp.	Manufacturing — storage and transport equipment	Senior Term Debt (12.5%, Due 5/2013) (5)	5,000	4,962
		Preferred Stock (4)	750	157
		Common Stock & Debt Warrants (4)	3	—
			5,753	5,119

Total Affiliate Investments			$64,019	$46,900

TOTAL INVESTMENTS			$236,603	$204,303

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at September 30, 2009, and due date represents the contractual maturity date.
(3)	Valued based on the indicative bid price on or near September 30, 2009, offered by the respective syndication agent’s trading desk or secondary desk.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at September 30, 2009.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
(7)	Security valued based on the sale price obtained at or subsequent to September 30, 2009, as the security, or a portion of it, was sold.
(8)	Security was sold subsequent to quarter-end; approximately $3.1 million of cash proceeds was received, and a realized loss of $757 was recorded.
(9)

A portion of this security, approximately $3.0 million in principal, was sold subsequent to quarter-end. Approximately $2.4 million of cash proceeds was received, and a realized loss of $561 was recorded.

(10)	Revolving credit facility was repaid in full and sold to a third party subsequent to quarter-end.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (3.4%, Due 5/2013) (7)	$1,658	$904
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (4.3%, Due 8/2014) (7)	2,947	2,019
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (4.5%, Due 8/2014) (7)	1,892	1,083
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (3.8%, Due 2/2012) (7)	3,083	2,405
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (3.5%, Due 2/2012) (7)	7,772	5,026
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (3.8%, Due 1/2012) (7)	4,359	3,632
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (3.0%, Due 11/2013) (7)	6,799	3,820
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (3.6%, Due 10/2011) (7)	3,348	2,813
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (3.5%, Due 5/2014) (3)	3,838	2,942
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (2.3%, Due 4/2014) (7)	1,966	1,690
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (3.6%, Due 7/2013) (7)	3,912	2,990
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (5.2%, Due 7/2013) (3)	9,804	6,698
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (2.8%, Due 5/2014) (7)	3,941	1,862
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (3.5%, Due 6/2014) (7)	1,899	1,291
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (2.5%, Due 5/2013) (7)	985	359
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (4.5%, Due 11/2010) (7)	5,916	2,673
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (5.1%, Due 10/2013) (7)	3,517	3,129
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (3.2%, Due 3/2014) (7)	8,672	5,506
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (3.3%, Due 1/2014) (7)	2,648	1,206
Ozburn-Hessey Holding Co. LLC	Service — third party logistics	Senior Term Debt (4.4%, Due 8/2012) (7)	7,523	5,975
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (3.2%, Due 4/2014) (7)	1,950	1,570
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (2.8%, Due 4/2014) (7)	6,877	4,264
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (2.8%, Due 11/2012) (7)	1,763	1,356
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (3.3%, Due 9/2013) (7)	1,644	1,308
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (3.5%, Due 11/2013) (7)	2,458	1,073
SafeNet, Inc.	Service — chip encryption products	Senior Term Debt (4.2%, Due 4/2014) (7)	2,949	2,008
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (4.0%, Due 12/2011) (7)	1,475	978
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011) (3)	2,596	2,441
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (4.5%, Due 12/2011) (7)	4,120	3,432
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (2.8%, Due 2/2013) (7)	2,893	1,530
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (3.5%, Due 6/2014) (7)	1,905	1,575
West Corporation	Service - business process outsourcing	Senior Term Debt (2.9%, Due 10/2013) (7)	3,323	2,293
Subtotal - Senior Syndicated Loans			$120,432	$81,851

Non-Syndicated Loans
American Greetings Corporation	Manufacturing and design - greeting cards	Senior Notes (7.4%, Due 6/2016) (3) (10)	$3,043	$2,180

B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $300 available (10.5%, Due 10/2009) (5)	450	443
		Senior Term Debt (10.0%, Due 5/2014) (5)	6,681	6,464
		Senior Term Debt (10.0%, Due 5/2014) (5)	3,930	3,802
		Common Stock Warrants (4)	300	—
			11,361	10,709

Total Non-Control/Non-Affiliate Investments			$134,836	$94,740

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS:
A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (5.0%, Due 3/2012)	$11,246	$11,246
		Senior Term Debt (7.2%, Due 3/2012) (6)	10,450	10,450
		Senior Subordinated Term Debt (13%, Due 3/2014)	8,586	8,586
		Preferred Stock (4)	4,387	5,128
		Common Stock (4)	130	14,021
			34,799	49,431

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	14,500	14,500
		Redeemable Preferred Stock (4)	6,984	6,920
		Common Stock (4)	1,045	—
		Common Stock Warrants (4)	25	—
			22,554	21,420

ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver, $400 available (non—accrual, Due 3/2010) (5)	1,600	560
		Senior Subordinated Term Debt (non—accrual, Due 1/2012) (5)	5,937	2,078
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
			10,041	2,638

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility, $3,000 available (8.0%, Due 10/2010) (8)	—	—
		Senior Term Debt (8.3%, Due 10/2012)	5,687	5,687
		Senior Term Debt (10.0%, Due 10/2012) (6)	2,950	2,950
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,591
		Common Stock (4)	69	733
			17,487	18,632

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility, $1,105 available (4.5%, Due 7/2010)	3,395	3,395
		Senior Term Debt (8.8%, Due 3/2011)	8,800	8,800
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,680	7,680
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Redeemable Preferred Stock (4)	6,961	9,300
		Common Stock (4)	61	5,537
			33,065	40,880

Country Club Enterprises, LLC	Service - golf cart distribution	Subordinated Term Debt (14.0% Due 11/2014)	7,000	7,000
		Preferred Stock (4)	3,725	3,725
			10,725	10,725

Galaxy Tool Holding Corp.	Manufacturing - aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	17,250	17,250
		Preferred Stock (4)	4,112	4,486
		Common Stock (4)	48	701
			21,410	22,437

Total Control Investments			$150,081	$166,163

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$615	$2,134	$1,351	$4,458
Control investments	2,868	2,735	5,736	5,304
Affiliate investments	1,448	1,349	2,928	2,460
Cash and cash equivalents	1	22	1	46
Total interest income	4,932	6,240	10,016	12,268
Other income	11	576	96	586
Total investment income	4,943	6,816	10,112	12,854

EXPENSES
Loan servicing fee (Refer to Note 4)	938	1,258	2,006	2,511
Base management fee (Refer to Note 4)	164	435	477	861
Administration fee (Refer to Note 4)	198	212	371	447
Interest expense	552	1,084	1,255	2,186
Amortization of deferred finance costs	438	140	751	278
Professional fees	118	183	320	314
Stockholder related costs	146	200	227	301
Insurance expense	62	55	119	108
Directors’ fees	48	48	99	95
Other	73	114	137	189
Expenses before credit from Adviser	2,737	3,729	5,762	7,290
Credits to base management fee (Refer to Note 4)	(165)	(696)	(466)	(1,270)
Total expenses net of credit to base management fee	2,572	3,033	5,296	6,020
NET INVESTMENT INCOME	2,371	3,783	4,816	6,834

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Realized loss on sale of Non-Control/Non-Affiliate investments	—	(2,498)	(34,605)	(4,215)
Realized loss on termination of derivative	—	—	(53)	—
Net unrealized (depreciation) appreciation of Non-Control/Non-Affiliate investments	(1,514)	(5,191)	35,214	(726)
Net unrealized (depreciation) appreciation of Control investments	(14,900)	10,840	(26,381)	5,973
Net unrealized depreciation of Affiliate investments	(3,853)	(5,978)	(6,119)	(11,393)
Net unrealized (depreciation) appreciation of derivative	(16)	—	26	—
Net unrealized appreciation of borrowings under line of credit	(178)	—	(178)	—
Net loss on investments and borrowings under line of credit	(20,461)	(2,827)	(32,096)	(10,361)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(18,090)	$956	$(27,280)	$(3,527)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.82)	$0.04	$(1.24)	$(0.17)

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	22,080,133	22,080,133	21,011,740

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2009	2008
Operations:
Net investment income	$4,816	$6,834
Realized loss on sale of investments	(34,605)	(4,215)
Realized loss on termination of derivative	(53)	—
Net unrealized appreciation (depreciation) of portfolio	2,714	(6,146)
Net unrealized appreciation of derivative	26	—
Net unrealized appreciation of borrowings under line of credit	(178)	—
Net decrease in net assets from operations	(27,280)	(3,527)

Capital transactions:
Issuance of common stock	—	41,290
Shelf offering registration costs	(178)	(643)
Distributions to stockholders	(5,299)	(10,157)
Net (decrease) increase in net assets from capital transactions	(5,477)	30,490

Total (decrease) increase in net assets	(32,757)	26,963
Net assets at beginning of period	214,802	206,445

Net assets at end of period	$182,045	$233,408

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(27,280)	$(3,527)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(968)	(36,612)
Principal repayments of investments	9,482	22,284
Proceeds from sales of investments	69,222	13,296
Proceeds from short-term borrowings	75,000	—
Net realized loss on sales of investments	34,605	4,215
Net realized loss on termination of derivative	53	—
Net unrealized (appreciation) depreciation of investment portfolio	(2,714)	6,146
Net unrealized appreciation of derivative	(26)	—
Net unrealized appreciation of borrowings under line of credit	178	—
Net amortization of premiums and discounts	—	19
Amortization of deferred financing costs	751	278
Decrease in interest receivable	288	309
Decrease in due from custodian	1,774	1,351
Increase in prepaid assets	(273)	(114)
(Increase) decrease in other assets	(40)	309
Decrease in accounts payable and accrued liabilities	(823)	(167)
Increase in administration fee payable to Administrator (See Note 4)	19	4
Increase in base management fee payable to Adviser (See Note 4)	113	123
Decrease in loan servicing fee payable to Adviser (See Note 4)	(79)	(7)
Increase in other liabilities	21	13
Net cash provided by operating activities	159,303	7,920

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	(178)	40,647
Borrowings from line of credit	79,000	129,000
Repayments of line of credit	(153,165)	(142,870)
Purchase of derivative	(39)	—
Deferred financing costs	(547)	—
Distributions paid	(5,299)	(10,157)
Net cash (used in) provided by financing activities	(80,228)	16,620

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,075	24,540
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,236	9,360

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,311	$33,900

CASH PAID DURING PERIOD FOR INTEREST	$1,418	$2,134

NON-CASH ACTIVITIES (1)	$850	—

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Per Share Data (1)
Net asset value at beginning of period	$9.19	$10.77	$9.73	$12.47

Income from investment operations:
Net investment income (2)	0.11	0.17	0.22	0.33
Realized loss on sale of investments (2)	—	(0.11)	(1.57)	(0.20)
Net unrealized depreciation of investments (2)	(0.92)	(0.02)	0.12	(0.30)
Net unrealized appreciation of borrowings on line of credit (2)	(0.01)	—	(0.01)	—
Total from investment operations	(0.82)	0.04	(1.24)	(0.17)

Distributions from:
Net investment income	(0.12)	(0.24)	(0.24)	(0.48)
Total distributions (3)	(0.12)	(0.24)	(0.24)	(0.48)

Effect of shelf offering:
Shelf registration offering costs	(0.01)	—	(0.01)	(0.03)
Effect of distribution of stock rights offering after record date (4)	—	—	—	(1.22)
Total effect of shelf offering	(0.01)	—	(0.01)	(1.25)

Net asset value at end of period	$8.24	$10.57	$8.24	$10.57

Per share market value at beginning of period	$4.88	$6.38	$3.67	$9.32
Per share market value at end of period	4.85	6.88	4.85	6.88
Total Return (5)	1.75%	14.79%	39.03%	(21.39)%
Shares outstanding at end of period	22,080,133	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$182,045	$233,408	$182,045	$233,408
Average net assets (6)	195,005	234,165	202,596	238,410

Senior Securities Data:
Borrowings under line of credit	$36,278	$130,965	$36,278	$130,965
Asset coverage ratio (7)	602%	278%	602%	278%
Asset coverage per unit (8)	$6,018	$2,782	$6,018	$2,782

Ratios/Supplemental Data:
Ratio of expenses to average net assets (9), (10)	5.61%	6.37%	5.69%	6.11%
Ratio of net expenses to average net assets (9), (11)	5.28%	5.18%	5.23%	5.05%
Ratio of net investment income to average net assets (9)	4.86%	6.46%	4.75%	5.73%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

SEPTEMBER 30, 2009

(UNAUDITED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005 and completed an initial public offering on June 22, 2005. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objectives are to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in commercial paper, United States Treasury securities and money-market funds. Cash and cash equivalents are carried at cost, which approximates fair value.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” or (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered non-authoritative.   The Codification was effective for the Company during its interim period ended September 30, 2009 and did not have an impact on its financial condition or results of operations.  The Company has included the references to the Codification, as appropriate, in these condensed consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs) within ASC 845, “Variable Interest Entities.” The elimination of the concept of a QSPE, as discussed below, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material impact on the Company’s financial position, results of operations or liquidity.

ASC 860, “Transfers and Servicing” removes the concept of a qualifying special-purpose entity (“QSPE”) from ASC 860-10 and removes the exception from ASC 810, “Consolidation.” This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009.  ASC 860 is effective for the Company’s fiscal year beginning April 1, 2010. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements.

ASC 855-10-50, “Subsequent Events” was initiated in an effort to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  Moving the accounting requirements out of the auditing literature and into the accounting literature is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place.  It also provided an opportunity to consider international convergence issues.  The FASB has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that previously existed in the auditing standards.  The new standard, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

ASC 320, “Investments-Debt and Equity Securities” was issued to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320-10  requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key imports used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type.  ASC 320-10 requires that entities identify major security classes consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in ASC 320. ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

ASC 820-10-35, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidance for estimating fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” when the volume and level of activity for an asset or liability has significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10-35 amends ASC 820-10 to require entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value together with any changes in valuation techniques and related inputs during the period.  ASC 820-10-35 also requires reporting entities to define major categories for both debt and equity securities to be major security types as described in paragraph 19 of ASC 320.  This requires entities to provide disclosures on a more disaggregated basis than previously had been required under ASC 820-10.  ASC 820-10-35 is effective for interim and annual reporting periods ending after September 15, 2009, and shall be applied prospectively.  The Company’s adoption of this pronouncement did not have a material impact on its condensed consolidated financial statements.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820-10-35-15A, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in the ASC 820-10-35-15A is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations are applied to the syndicated loans to provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of September 30, 2009, the Company assessed trading activity in its syndicated loan assets and determined that there had been a return to market liquidity and a better functioning secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value the Company’s remaining syndicated loans at September 30, 2009.   However, for those syndicated loans which were sold but not yet settled as of September 30, 2009, the Company used the respective sales prices to value those syndicated loans.

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

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820-10, “Fair Value Measurements and Disclosures” for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer:

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

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820-10, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in ASC 820-10). As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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

Refer to Note 3 for additional information regarding fair value measurements and the Company’s adoption of ASC 820-10.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest.  At September 30, 2009, one Control investment was on non-accrual with a fair value of approximately $1.6 million, or 0.8% of the fair value of all loans held in the Company’s portfolio at September 30, 2009.  At March 31, 2009, one Control investment was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans held in the Company’s portfolio at March 31, 2009.

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

NOTE 3. INVESTMENTS

The Company adopted ASC 820-10 on April 1, 2008. In part, ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

As of September 30, 2009, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of September 30, 2009 and March 31, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$25,004	$25,004
Control investments	—	—	132,399	132,399
Affiliate investments	—	—	46,900	46,900
Total investments at fair value	$—	$—	$204,303	$204,303

	As of March 31, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments	$—	$—	$94,740	$94,740
Control investments	—	—	166,163	166,163
Affiliate investments	—	—	53,027	53,027
Total investments at fair value	$—	$—	$313,930	$313,930

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide a roll-forward in the changes in fair value during the three and six months ended September 30, 2009 and 2008 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.

Fair value measurements using unobservable data inputs (Level 3)

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Six months ended September 30, 2009:
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930
Total realized/unrealized gains (losses) (a)	609	(26,381)	(6,119)	(31,891)
New investments, repayments, and settlements, net	(70,345)	(7,383)	(8)	(77,736)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2009	$25,004	$132,399	$46,900	$204,303

Three months ended September 30, 2009:
Fair value as of June 30, 2009	$26,961	$149,509	$50,539	$227,009
Total realized/unrealized (losses) gains (a)	(1,514)	(14,900)	(3,853)	(20,267)
New investments, repayments, and settlements, net	(443)	(2,210)	214	(2,439)
Transfers in (out) of Level 3	—	—	—	—
Fair value as of September 30, 2009	$25,004	$132,399	$46,900	$204,303

(a)          Realized/unrealized gains and losses are reported on the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2009.

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

Non-Control/Non-Affiliate Investments

At September 30, 2009 and March 31, 2009, the Company held investments in Non-Control/Non-Affiliates of approximately $25.0 million and $94.7 million, respectively, at fair value. These investments were comprised primarily of syndicated loan participations of senior notes of private companies and a non-syndicated loan investment where the Company does not have a significant ownership interest in the portfolio company. Included in Non-Control/Non-Affiliate investments, at both September 30, 2009 and March 31, 2009, were common stock warrants of one Non-Control/Non-Affiliate company, which carried a nominal fair value.  At September 30, 2009 and March 31, 2009, the Company’s investments, at fair value, in Non-Control/Non-Affiliates represented approximately 14% and 44%, respectively, of the Company’s net assets.

During April and May 2009, the Company sold 29 of its 32 senior syndicated loans held at March 31, 2009 (collectively, the “Syndicated Loan Sales”) for an aggregate of approximately $69.2 million in cash proceeds and recorded a realized loss of approximately $34.6 million in connection with these sales. These loans were sold to pay down all unpaid principal and interest owed to Deutsche Bank AG (“Deutsche Bank”) under the Company’s prior credit agreement.

On September 29, 2009, the Company agreed to an early termination of its revolving line of credit to B-Dry, LLC, which had an original maturity date of October 16, 2009.  The revolving line of credit was fully repaid at the time of the agreement.

During September 2009, the Company finalized its sale of certain senior syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate Fibernet, Inc.) that were held in its portfolio of investments to various investors in the syndicated loan market.  These loans, in aggregate, had a cost value of approximately $6.8 million, or 2.9% of the cost value of the Company’s total investments, and an aggregate fair market value of approximately $5.5 million, or 2.7% of the fair market value of the Company’s total investments, at September 30, 2009.  The Company settled these loans in October 2009 and received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million which will be reflected in the results of operations for the three months ended December 31, 2009. (See Note 12, Subsequent Events).   These loans are included in the Company’s condensed consolidated assets as of September 30, 2009 and were valued at their respective sale prices.

Control and Affiliate Investments

At September 30, 2009 and March 31, 2009, the Company had investments of approximately $148.6 million and $157.0 million, respectively, at fair value, in revolving credit facilities, senior debt and subordinated debt of 12 portfolio companies. In addition, at September 30 and March 31, 2009, the Company had invested approximately $30.7 million and $62.2 million, respectively, at fair value, in preferred and common equity of those companies.  At September 30, 2009 and March 31, 2009, the Company’s investments in Control investments, at fair value, represented approximately 73% and 77%, respectively, of the Company’s net assets. Also, at both September 30, 2009 and March 31, 2009, the Company’s investments, at fair value, in Affiliate investments represented approximately 26% and 25%, respectively, of the Company’s net assets.

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

On April 10, 2009, the Company made an investment disbursement to Cavert II Holding Corp. (“Cavert”) for approximately $850 on its revolving line of credit, and the proceeds were used to make the next four quarterly payments due under normal amortization for both its senior term A and senior term B loans in a non-cash transaction.  Normal amortization on both of these loans is expected to resume on July 1, 2010.  Subsequently, on April 17, 2009, Cavert repaid the outstanding $850 in principal plus accrued interest on its revolving line of credit.  The revolving line of credit was then sold to a third party for a nominal fee.

On April 13, 2009, the Company entered into an agreement to reduce the available credit limit on Chase II Holdings Corp.’s revolving line of credit from $4.5 million to $3.5 million.  This was a non-cash transaction.

Investment Concentrations

Approximately 53% of the aggregate fair value of the Company’s investment portfolio at September 30, 2009 was comprised of senior debt, approximately 32% was senior subordinated debt, and approximately 15% was preferred and common equity securities. At September 30, 2009, the Company had investments in 17 portfolio companies with an aggregate fair value of $204.3 million, of which A. Stucki Holding Corp., Chase II Holdings Corp. and Acme Cryogenics, Inc. collectively comprised approximately $90.7 million, or 44% of the Company’s total investment portfolio, at fair value.  The following table outlines the Company’s investments by type at September 30, 2009 and March 31, 2009:

	September 30, 2009		March 31, 2009
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$119,170	$108,205	$230,861	$185,161
Senior Subordinated Term Debt	72,111	65,353	72,762	66,576
Preferred & Common Equity Securities	45,322	30,745	45,322	62,193
Total Investments	$236,603	$204,303	$348,945	$313,930

Investments at fair value consisted of the following industry classifications at September 30, 2009 and March 31, 2009:

	September 30, 2009			March 31, 2009
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace and Defense	$16,862	8.3%	9.3%	$22,436	7.2%	10.4%
Automobile	8,476	4.1%	4.7%	14,436	4.6%	6.7%
Beverage, Food and Tobacco	—	—	—	1,570	0.5%	0.7%
Broadcasting and Entertainment	—	—	—	1,934	0.6%	0.9%
Buildings and Real Estate	10,465	5.1%	5.7%	10,709	3.4%	5.0%
Cargo Transport	10,093	4.9%	5.5%	13,324	4.3%	6.2%
Chemicals, Plastics and Rubber	18,328	9.0%	10.1%	21,420	6.8%	10.0%
Containers, Packaging and Glass	16,349	8.0%	9.0%	21,446	6.8%	10.0%
Diversified/Conglomerate Manufacturing	49,773	24.4%	27.3%	56,944	18.1%	26.5%
Diversified/Conglomerate Service	3,064	1.5%	1.7%	23,585	7.5%	11.0%
Electronics	—	—	—	6,594	2.1%	3.1%
Healthcare, Education and Childcare	7,618	3.7%	4.2%	33,605	10.7%	15.6%
Machinery	46,681	22.8%	25.6%	63,907	20.4%	29.8%
Oil and Gas	5,119	2.5%	2.8%	6,171	2.0%	2.9%
Personal, Food, and Miscellaneous Services	—	—	—	3,552	1.1%	1.7%
Printing and Publishing	2,588	1.3%	1.4%	3,158	1.0%	1.5%
Telecommunications	8,887	4.4%	4.9%	9,139	2.9%	4.3%
Total Investments	$204,303	100.0%		$313,930	100.0%

The investments at fair value were included in the following geographic regions of the United States at September 30, 2009 and March 31, 2009:

	September 30, 2009			March 31, 2009
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$77,961	38.1%	42.8%	$119,622	38.1%	55.7%
Midwest	78,810	38.6%	43.3%	105,945	33.7%	49.3%
Northeast	7,800	3.8%	4.3%	17,525	5.6%	8.2%
Southeast	24,278	11.9%	13.3%	40,512	12.9%	18.9%
West	15,454	7.6%	8.5%	30,326	9.7%	14.1%
Total Investments	$204,303	100.0%		$313,930	100.0%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining six months ending March 31:	2010	$13,710
For the fiscal year ending March 31:	2011	23,421
	2012	54,833
	2013	13,256
	2014	61,293
	2015	21,742
	Thereafter	3,043
	Total contractual repayments	$191,298
	Investments in equity securities	45,322
	Unamortized premiums on debt securities	(17)
	Total investments held at September 30, 2009:	$236,603

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

The following tables summarize the management fees and associated credits reflected in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Base management fee	$164	$435	$477	$861

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(48)	(383)	(231)	(807)
Credit for fees received by Adviser from the portfolio companies	(117)	(313)	(235)	(463)
Credit to base management fee from Adviser	(165)	(696)	(466)	(1,270)

Net base management fee	$(1)	$(261)	$11	$(409)

(1)          The Adviser voluntarily and irrevocably waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations on a quarterly basis to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participation. Fees waived cannot be recouped by the Adviser in the future.

Overall, the base management fee due to the Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year. Amounts included in Fee due to Adviser in the accompanying condensed consolidated statements of assets and liabilities were as follows:

	September 30, 2009	March 31, 2009
Unpaid base management fee due to Adviser	$(1)	$(114)
Unpaid loan servicing fee due to Adviser	222	301
Total Fee due to Adviser	$221	$187

From inception through September 30, 2009, the Company has not recorded any income-based incentive fee.

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Investment, in return for which it receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions against the 2.0% base management fee under the Advisory Agreement.  For the three and six months ended September 30, 2009, the Company recorded loan servicing fees due to the Adviser of $938 and $2,006, respectively, as compared to $1,258 and $2,511 for the three and six months ended September 30, 2008, respectively, all of which were deducted against the 2.0% base management fee in order to derive the Base management fee line item in the accompanying condensed consolidated statements of operations.  Under the Advisory Agreement, the Adviser has also provided and continues to provide managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance.

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

The Company recorded fees to the Administrator on the condensed consolidated statements of operations of $198 and $371 for the three and six months ended September 30, 2009, respectively, as compared to administration fees of $212 and $447 for the three and six months ended September 30, 2008, respectively.  As of September 30, 2009 and March 31, 2009, $198 and $179, respectively, was unpaid and included in Fee due to Administrator in the accompanying condensed consolidated statements of assets and liabilities.

NOTE 5. LINE OF CREDIT

On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender.  In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  The Credit Facility matures on April 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of the maturity date.  Advances under the Credit Facility generally bear interest at the 30-day LIBOR rate (subject to a minimum rate of 2%), plus 5% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of September 30, 2009, the Company has approximately $36.1 million of principal outstanding with approximately $11.6 million of availability under the line of credit.

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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies without lenders consent. The facility also limits payments on distributions to the aggregate net investment income for the prior twelve months preceding April 2010. As of September 30, 2009, Business Investment was in compliance with all of the facility covenants.  The Company is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property.  The Credit Facility also requires the Company to comply with other financial and operational covenants, which require the Company to, among other things, maintain certain financial ratios, including asset and interest coverage a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement.

In conjunction with entering into the Credit Facility, the Company amended a performance guaranty which remains substantially similar to the form under the previous credit facility. The performance guaranty requires the Company to maintain a minimum net worth of $169 million plus 50% of all equity and subordinated debt raised after April 14, 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain its status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2009, the Company was in compliance with the covenants under the performance guaranty.

The Company has adopted ASC 825, “Financial Instruments” specifically for the Credit Facility.  ASC 825 requires that the Company apply a fair value methodology to the Credit Facility. The Credit Facility has been fair valued by an independent third party. The following table presents the Credit Facility carried at fair value as of September 30, 2009, by caption on the accompanying condensed consolidated statement of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under line of credit(a)	$—	$—	$36,278	$36,278
Total	$—	$—	$36,278	$36,278

(a)  Unrealized appreciation of $178 is reported on the accompanying condensed consolidated statement of operations for the three months ended September 30, 2009.

NOTE 6. INTEREST RATE CAP AGREEMENT

In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank and entered into an interest rate cap agreement with BB&T that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45 million at a cost of approximately $39. At September

30, 2009, the interest rate cap agreement had a fair market value of approximately $12. The Company records changes in the fair market value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in April 2010. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%.

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

NOTE 7.  SHORT-TERM LOAN

On June 30, 2009, the Company purchased $83.0 million of short-term United States Treasury securities through Jefferies & Company, Inc. (“Jefferies”).  The securities were purchased with $18.0 million in funds drawn on the Credit Facility and the proceeds from a $65.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 2.5%.  On July 2, 2009, when the securities matured, the Company repaid the $65.0 million loan from Jefferies in full, and repaid all but $1.0 million of the amount drawn on the Credit Facility for the transaction, which was retained for working capital purposes.

On September 29, 2009, the Company purchased $85.0 million of short-term United States Treasury securities through Jefferies.  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%.  On October 2, 2009, when the securities matured, the Company repaid the $75.0 million loan from Jefferies in full and repaid the $10.0 million drawn on the Credit Facility.

NOTE 8. COMMON STOCK

As of both September 30, 2009 and March 31, 2009, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 shares of common stock were outstanding.

NOTE 9. NET (DECREASE) INCREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets per share resulting from operations:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per share	$(18,090)	$956	$(27,280)	$(3,527)
Denominator for basic and diluted shares	22,080	22,080	22,080	21,012
Basic and diluted net (decrease) increase in net assets resulting from operations per share	$(0.82)	$0.04	$(1.24)	$(0.17)

NOTE 10. DISTRIBUTIONS

The following table lists the per common share distributions paid for the six months ended September 30, 2009 and 2008:

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
April 16, 2009	April 27, 2009	May 8, 2009	$0.04
April 16, 2009	May 20, 2009	May 29, 2009	0.04
April 16, 2009	June 22, 2009	June 30, 2009	0.04
July 8, 2009	July 23, 2009	July 31, 2009	0.04
July 8, 2009	August 21, 2009	August 31, 2009	0.04
July 8, 2009	September 22, 2009	September 30, 2009	0.04
		Total	$0.24

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
April 8, 2008	April 22, 2008	April 30, 2008	$0.08
April 8, 2008	May 21, 2008	May 30, 2008	0.08
April 8, 2008	June 20, 2008	June 30, 2008	0.08
July 9, 2008	July 23, 2008	July 31, 2008	0.08
July 9, 2008	August 21, 2008	August 29, 2008	0.08
July 9, 2008	September 22, 2008	September 30, 2008	0.08
		Total	$0.48

Aggregate distributions declared and paid for the three months ended September 30, 2009 and 2008 were approximately $2.6 million and $5.3 million, respectively.  Aggregate distributions declared for the six months ended September 30, 2009 and 2008 were approximately $5.3 million and $10.2 million, respectively.  All distributions were declared based on estimates of net investment income, and some of the distributions included a return of capital.

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

The following GAAP estimates were made by the Board of Directors during the quarter ended September 30, 2009:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
July 31, 2009	$0.042	$(0.002)	$0.040
August 31, 2009	0.039	0.001	0.040
September 30, 2009	0.039	0.001	0.040

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the quarter ended September 30, 2009, the following corrections were made to the above listed estimates for that quarter:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
July 31, 2009	$0.038	$0.002	$0.040
August 31, 2009	0.034	0.006	0.040
September 30, 2009	0.036	0.004	0.040

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
October 30, 2009	$0.037	$0.003	$0.040
November 30, 2009	0.040	—	0.040
December 31, 2009	0.042	(0.002)	0.040

NOTE 11.  COMMITMENTS AND CONTINGENCIES

At September 30, 2009, the Company was not party to any signed term sheets for potential investments.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of its Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of September 30, 2009, the Company has not been required to make any payments on the guaranty of the Finance Facility.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated all events that have occurred subsequent to September 30, 2009 through the date of the filing of this Form 10-Q on November 3, 2009.

Short-Term Loan Repayment

On October 2, 2009, when the securities purchased on September 29, 2009 through Jefferies matured, the Company repaid the $75.0 million loan from Jefferies in full, and repaid the $10.0 million drawn on the Credit Facility for the transaction.   Please refer to Note 7, Short-Term Loan for more information.

Senior Syndicated Loan Sales

The Company settled certain senior syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate Fibernet, Inc.) in October 2009 which were sold in September 2009.  Upon the settlement of these senior syndicated loans, the Company received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million which will be reflected in the results of operations for the three months ended December 31, 2009. These loans are included in the Company’s condensed consolidated assets as of September 30, 2009 and were valued at their respective sale prices.  See Note 3, Investments, for more information.

Distributions

On October 6, 2009, the Company’s Board of Directors declared the following monthly cash distributions:

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
October 6, 2009	October 22, 2009	October 30, 2009	$0.040
October 6, 2009	November 19, 2009	November 30, 2009	0.040
October 6, 2009	December 22, 2009	December 31, 2009	0.040

Registration Statement

On July 21, 2009, the Company filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009. The SEC declared the registration statement effective on October 8, 2009 and such registration statement will permit the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Sale of Chase II Holdings Corp. Revolving Line of Credit

On October 13, 2009, the Company refinanced its revolving line of credit with Chase II Holdings Corp. to a third party, and the outstanding balance of $3.5 million, plus accrued interest, was repaid in full.  The proceeds were used to make a repayment on the outstanding amount under the Company’s Credit Facility.

Portfolio Company Investment Activity

During October 2009, one of the Company’s portfolio companies entered into an agreement with a third party to act as an advisor in looking at strategic investment alternatives. It is premature in the process to speculate on what these strategic alternatives might be or what impact, if any, such activities may have on the Company's investment in the subject portfolio company.

During October 2009,  A. Stucki Holding Corp. declared and paid accrued cash dividends on its preferred stock of which the Company received approximately $953,000.

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

Business Environment

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost of and significantly limit our access to debt and equity capital, and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are also susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The recession could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the fair market value of our aggregate portfolio is likely to continue to decrease during these periods.

The recession has affected the availability of credit generally and, as a result, subsequent to our fiscal year end, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market (collectively, the “Syndicated Loan Sales”) in order to repay amounts outstanding under our prior credit facility, which matured in April 2009. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.   Additionally, during September 2009, we sold certain senior syndicated loans (see —Recent Developments—Senior Syndicated Sales” section below) to various investors in the syndicated loan market. Upon the settlement of these loans in October 2009, we have two remaining senior syndicated loans which we plan to exit in the long-term future. These sales, in aggregate, have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. In order to maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities. During the quarter ended September 30, 2009, we fell below the required 50% asset diversification threshold.

Failure to meet the asset diversification test alone will not result in our loss of RIC status. In circumstances where the failure to meet the quarterly 50% asset diversification threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed under the Code’s rules to satisfy the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At September 30, 2009, the second quarterly measurement date following the sales, we satisfied the 50% asset diversification threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the September 30th measurement date, these securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. See “—Recent

Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold. Thus, although we currently qualify as a RIC despite our current, and potential future, inability to meet the 50% asset diversification requirement, if we make any additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold.

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

On April 14, 2009, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  Under the terms of the Credit Facility, committed funding was reduced from $125.0 million under our prior facility to $50.0 million. See “—Liquidity and Capital Resources” section below for further information. As of the date of this filing, approximately $16.1 million was outstanding under the Credit Facility and $32.1 million was available for borrowing due to certain limitations on our borrowing base. As a result of this limited availability under our credit facility, and the restraints upon our investing activities required in order to maintain RIC status under the Code as described above, we are unsure when we will once again be in a position to make any new investments. The Credit Facility also limits our distributions to stockholders and, as a result, we recently decreased our monthly cash distribution rate by 50% as compared to the prior year period. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. If market instability persists or intensifies, we may experience increasing difficulty in raising capital.

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On November 2, 2009, the closing market price of our common stock was $5.04 which price represented a 38.8% discount to our September 30, 2009 net asset value, or NAV, per share. When our stock is trading below NAV, as it has consistently traded subsequent to September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 13, 2009, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

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

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access for some time. For so long as this is the case, our near-term strategy depends on retaining capital and building the value of our existing portfolio companies to increase the likelihood of maintaining potential future returns. We will also, where prudent and possible, consider the sale of lower-yielding investments. This has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control. As capital constraints improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the economy and that are likely to produce attractive long-term returns for our stockholders.

Senior Syndicated Loan Valuations

Due to the illiquidity in the market for syndicated loans during the three quarters prior to and including June 30, 2009, a discounted cash flow (“DCF”) methodology was used to value these investments during those periods, following guidance provided under ASC 820-10-35-15A, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  However, in monitoring the market activity during the quarter ended September 30, 2009, we noted changing market conditions indicating a return to liquidity and a better functioning secondary market for syndicated loans.  Therefore, in accordance with ASC 820-10-35-15A, and following our valuation procedures, which specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available, a third-party bid quote was used to value the remaining senior syndicated loan not sold during the quarter ended September 30, 2009.  We settled certain senior syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate Fibernet, Inc.) in October 2009 which sales were finalized in September 2009 as previously described elsewhere in this filing.  Those loans are included in our condensed consolidated assets as of September 30, 2009 and were valued at their respective sale prices.

Recent Developments

Short-Term Loan

On September 29, 2009, we purchased $85.0 million of short-term United States Treasury securities through Jefferies & Company, Inc. (“Jefferies”).  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.65%.  On October 2, 2009, when the securities matured, we repaid the $75.0 million loan from Jefferies in full, and repaid the $10.0 million drawn on the Credit Facility for the transaction.

Senior Syndicated Sales

During September 2009, we finalized the sale of certain senior syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate Fibernet, Inc.) to various investors in the syndicated loan market.  These loans, in aggregate, had a cost value of approximately $6.8 million, or 2.9% of the cost value of our total investments, and an aggregate fair market value of approximately $5.5 million, or 2.7% of the fair market value of our total investments, at September 30, 2009.  Upon the settlement of these loans in October 2009, we received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million (See Note 12, Subsequent Events).   These loans are included in our condensed consolidated assets as of September 30, 2009 and were valued at their respective sale prices.

Registration Statement

On July 21, 2009, we filed a registration statement on From N-2 (Registration No. 333-160720) that was amended on October 2, 2009. The SEC declared the registration statement effective on October 8, 2009 and such registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Sale of Chase II Holdings Corp. Revolving Line of Credit

On October 13, 2009, we refinanced our revolving line of credit with Chase II Holdings Corp. to a third party, and the outstanding balance of $3.5 million, plus accrued interest, was repaid in full. The proceeds were used to make a repayment on the outstanding amount under our Credit Facility.

Portfolio Company Investment Activity

During October 2009, one of our portfolio companies entered into an agreement with an investment banker to act as an advisor in assessing strategic investment alternatives.  It is premature in the process to speculate on what these strategic alternatives might be or what impact, if any, such activities may have on our investment in the subject portfolio company.

During October 2009, A. Stucki Holding Corp. declared and paid accrued cash dividends on its preferred stock of which we received approximately $953,000.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

A comparison of our operating results for the three months ended September 30, 2009 and 2008 is below:

	For the three months ended September 30,
	2009	2008	$ Change	% Change
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$615	$2,134	$(1,519)	(71.2)%
Control investments	2,868	2,735	133	4.9%
Affiliate investments	1,448	1,349	99	7.3%
Cash and cash equivalents	1	22	(21)	(95.5)%
Total interest income	4,932	6,240	(1,308)	(21.0)%
Other income	11	576	(565)	(98.1)%
Total investment income	4,943	6,816	(1,873)	(27.5)%

EXPENSES
Loan servicing fee	938	1,258	320	25.4%
Base management fee	164	435	271	(2.3%
Administration fee	198	212	14	6.6%
Interest expense	552	1,084	532	49.1%
Amortization of deferred finance costs	438	140	(298)	(212.9)%
Professional fees	118	183	65	35.5%
Stockholder related costs	146	200	54	27.0%
Insurance expense	62	55	(7)	(12.7)%
Directors’ fees	48	48	—	—
Other	73	114	41	36.0%
Expenses before credit from Adviser	2,737	3,729	992	26.6%
Credits to base management fee	(165)	(696)	(531)	(76.3)%
Total expenses net of credit to base management fee	2,572	3,033	461	15.2%
NET INVESTMENT INCOME	2,371	3,783	(1,412)	(37.3)%

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Realized loss on sale of Non-Control/Non-Affiliate investments	—	(2,498)	2,498	100.0%
Realized loss on termination of derivative	—	—	—	—
Net unrealized (depreciation) appreciation of Non-Control/Non-Affiliate investments	(1,514)	(5,191)	3,677	70.8%
Net unrealized (depreciation) appreciation of Control investments	(14,900)	10,840	(25,740)	(237.5)%
Net unrealized depreciation of Affiliate investments	(3,853)	(5,978)	2,125	35.5%
Net unrealized (depreciation) appreciation of derivative	(16)	—	(16)	—
Net unrealized appreciation of borrowings under line of credit	(178)	—	(178)	—
Net loss on investments and borrowings under line of credit	(20,461)	(2,827)	(17,634)	(623.8)%

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(18,090)	$956	$(19,046)	(1992.3)%

Investment Income

Total investment income decreased for the three months ended September 30, 2009 as compared to the prior year period. This decrease was due mainly to a decrease in the size of our loan portfolio, specifically the senior syndicated loans, as well as continuing decreases in LIBOR, as compared to the prior year period.

Interest income from our investments in debt securities of private companies decreased for the three months ended September 30, 2009, as compared to the prior year period for multiple reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The average cost basis of our interest-bearing investment portfolio during the three months ended September 30, 2009 was approximately $186.1 million, compared to approximately $294.4 million for the prior year period, due primarily to the aggregate senior syndicated loan sales.  Also contributing to the decrease in our interest income from investments in debt securities was a decrease in the average LIBOR between periods, which was approximately 0.27% for the three months ended September 30, 2009, as compared to 2.62% for the prior year period.

Interest income from Non-Control/Non-Affiliate investments decreased for the three months ended September 30, 2009 due to an overall decrease in the size and number of Non-Control/Non-Affiliate investments held at September 30, 2009, as compared to the prior year period.  At September 30, 2008, we held investments in 35 different Non-Control/Non-Affiliate investments; however, as a result of the Syndicated Loan Sales, only five different Non-Control/Non-Affiliate investments were held at September 30, 2009.  The decrease in interest income from Non-Control/Non-Affiliate investments was further accentuated by the continued drops in LIBOR between the two periods, due to the instability and continued tightening of the credit markets.

Interest income from Control investments increased slightly for the three months ended September 30, 2009, as compared to the prior year period. The increase was attributable to two additional Control investments, Galaxy Tool, which was acquired mid-quarter in the prior year period, and Country Club Enterprises, which was purchased in the third quarter of fiscal year 2009, being held for the full quarter ended September 30, 2009 as compared to the prior year period.  Decreases in LIBOR played a minimal role in interest income from our proprietary deals during the current quarter, as the majority of them include interest rate floors to protect against such circumstances.

Interest income from Affiliate investments increased slightly for the three months ended September 30, 2009, as compared to the prior year period. This increase was due mainly to the reclassification of Quench from a Control investment to an Affiliate investment, which took place during the prior year quarter, as opposed to the current quarter, where it was accruing income for the full quarter.

The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Three months ended September 30, 2009
	Interest
Company	Income	%
Chase II Holdings Corp.	$661	13.4%
Galaxy Tools Holding Corp.	595	12.1%
A. Stucki Holding Corp.	575	11.7%
Acme Cryogenics, Inc.	426	8.6%
Danco Acquisition Corp.	392	7.9%
Subtotal	$2,649	53.7%
Other companies	2,282	46.3%
Total portfolio interest income	$4,931	100.0%

Three months ended September 30, 2008
	Interest
Company	Income	%
Chase II Holdings Corp.	$719	11.6%
A. Stucki Holding Corp.	677	10.9%
Noble Logistics, Inc.	435	7.0%
Acme Cryogenics, Inc.	426	6.8%
Cavert II Holding Corp.	414	6.7%
Subtotal	$2,671	43.0%
Other companies	3,547	57.0%
Total portfolio interest income	$6,218	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the three months ended September 30, 2009 was 10.01%, compared to 7.98% for the prior year period.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  The increase in the weighted average yield for the current quarter resulted primarily from our sale of lower interest-bearing senior syndicated loans subsequent to September 30, 2008.

Interest income from invested cash and cash equivalents decreased for the three months ended September 30, 2009, as compared to the prior year period.  This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the year to pay down our line of credit.

Other income decreased for the three months ended September 30, 2009, as compared the prior year period, due to the recognition of dividends received on the restructuring of one of our Affiliate investments (Quench) as income during the prior year quarter.  The current period balance in other income is comprised mainly of loan amendment fees that are amortized over the remaining lives of the respective loans, as well as other miscellaneous income amounts.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee, decreased for the three months ended September 30, 2009,  primarily due to a decrease in interest expense associated with the Credit Facility, as well as decreases in the amount of fees due to our Adviser, as compared to the three months ended September 30, 2008.

Loan servicing fees decreased for the three months ended September 30, 2009, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio. These fees were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees is a result of the reduced size of our pledged loan portfolio, caused by the Syndicated Loan Sales.

The base management fee decreased for the three months ended September 30, 2009, as compared to the prior year period, which is reflective of fewer total assets held during the quarter ended September 30, 2009 when compared to the prior year quarter. Furthermore, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on June 2, 2009 and is summarized in the table below:

	Three months ended September 30,
	2009	2008
Base management fee	$164	$435

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(48)	(383)
Credit for fees received by Adviser from the portfolio companies	(117)	(313)
Credit to base management fee from Adviser	(165)	(696)

Net base management fee	$(1)	$(261)

(1)                 Our Adviser voluntarily and irrevocably waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations on a quarterly basis to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. Fees waived cannot be recouped by the Adviser in the future.

The administration fee remained relatively constant for the three months ended September 30, 2009, as compared the prior year period. The calculation of the administrative fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on June 2, 2009.

Interest expense decreased for the three months ended September 30, 2009, as compared to the prior year period as a direct result of decreased borrowings under the Credit Facility during the current quarter.  The weighted average balance outstanding on our line of credit during the quarter ended September 30, 2009 was approximately $28.3 million, as compared to $101.3 million in the comparable prior year period.

Other operating expenses (including amortization of deferred financing fees, professional fees, stockholder related costs, insurance expense, directors’ fees and other direct expenses) increased over the comparable prior year period, driven primarily by increases in deferred financing fees related to the Credit Facility entered into in April 2009.  Slightly offsetting the overall increase were decreases in professional fees, such as audit and general legal costs, and stockholder related costs, from lower annual meeting solicitation fees.

Realized and Unrealized (Loss) Gain on Investments

Realized Losses

During the three months ended September 30, 2009, no investments were sold or written off. However, subsequent to September 30, 2009, we entered into agreements to sell one senior syndicated loan and a portion of another, both of which settled in October 2009 for aggregate proceeds of $5.5 million, and recorded a realized loss of $1.3 million, which will be reflected in the results of operations for the three months ending December 31, 2009. For the three months ended September 30, 2008, we exited two senior syndicated loans and realized a net loss of $2.5 million, which was mostly attributable to the settlement of Lexicon.  We sold the majority of our senior syndicated loans during the quarter ended June 30, 2009, and we expect to sell the remaining two senior syndicated loans in the long-term future as we attempt to remove ourselves from the senior syndicated loan market.

Unrealized Gains and Losses

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended September 30, 2009, we recorded net unrealized depreciation of investments in the aggregate amount of $20.3 million, compared to $300 in the prior year period.  The unrealized appreciation (depreciation) across our investment classes for the three months ended September 30, 2009 was as follows:

Investment Category	Net Unrealized Loss
Non-Control/Non-Affiliate	$(1,514)
Control	(14,900)
Affiliate	(3,853)
Total	$(20,267)

We recorded approximately $1.5 million of unrealized depreciation on our Non-Control/Non-Affiliate investments for the quarter ended September 30, 2009, driven primarily by a $1.4 million unrealized loss on Survey Sampling.  For the three months ended September 30, 2008, we recorded approximately $5.2 million of unrealized depreciation on our Non-Control/Non-Affiliate investments.

Our Control investments experienced the most significant devaluation in our total portfolio, particularly in our equity holdings, which alone depreciated in value by an aggregate of $14.0 million during the quarter ended September 30, 2009, mainly in A. Stucki, Acme, Chase, and Galaxy Tools, offset by a modest increase in Cavert’s equity holdings.  The debt portion of our Control investments depreciated in value by an aggregate of approximately $900 during the current quarter.  For the three months ended September 30, 2008, we recorded approximately $10.8 million of unrealized appreciation on our Control investments.

Our Affiliate investments also experienced unrealized depreciation during the current quarter, particularly in our equity holdings of Danco and Tread, as well as in the debt portion of Noble. Overall, our Affiliate investments experienced approximately $1.5 million of depreciation related to the debt and $2.4 million of depreciation in the equity of these companies. For the three months ended September 30, 2008, we recorded approximately $6.0 million of unrealized depreciation on our Affiliate investments.

Over our entire investment portfolio, we recorded an aggregate of approximately $3.9 million of unrealized depreciation on our debt positions for the quarter ended September 30, 2009, while our equity holdings experienced an aggregate devaluation of approximately $16.4 million.  At September 30, 2009, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $32.3 million, as compared to $12.0 million at June 30, 2009, representing an increase in net unrealized depreciation of $20.3 million for the quarter.  We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets even though we saw some return of market liquidity within the senior syndicated loan markets.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 86.3% of cost as of September 30, 2009.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.  During the first quarter of fiscal year 2010, we reduced our monthly distribution from $0.08 to $0.04 per common share.

Net Unrealized Appreciation of Borrowings Under Line of Credit

During the quarter ended September 30, 2009, we recorded unrealized appreciation of $178 for the line of credit that was fair valued by an independent third party in accordance with ASC 825.  ASC 825 was not applicable for the three months ended September 30,  2008.

Derivatives

During the quarter ended June 30, 2009, we cancelled our prior interest rate cap agreements and entered into a new interest rate cap agreement with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $39 in conjunction with this agreement.  As of September 30, 2009, the derivative had a fair value of approximately $12, and unrealized depreciation of $16 was recorded for the three months ended September 30, 2009.  For the comparable prior year period, the fair market value of our prior interest rate cap agreements remained flat.

Net (Decrease) Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2009, we recorded a net decrease in net assets resulting from operations of $18.1 million as a result of the factors discussed above. For the three months ended September 30, 2008, we recorded a net increase in net assets resulting from operations of $956.  Our net (decrease) increase in net assets resulting from operations per basic and diluted weighted average common share for the quarters ended September 30, 2009 and 2008 were $(0.82) and $0.04, respectively.

Comparison of the Six Months Ended September 30, 2009 to the Six Months Ended September 30, 2008

A comparison of our operating results for the six months ended September 30, 2009 and 2008 is below:

	For the six months ended September 30,
	2009	2008	$ Change	% Change
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$1,351	$4,458	$(3,107)	(69.7)%
Control investments	5,736	5,304	432	8.1%
Affiliate investments	2,928	2,460	468	19.0%
Cash and cash equivalents	1	46	(45)	(97.8)%
Total interest income	10,016	12,268	(2,252)	(18.4)%
Other income	96	586	(490)	(83.6)%
Total investment income	10,112	12,854	(2,742)	(21.3)%

EXPENSES
Loan servicing fee	2,006	2,511	505	20.1%
Base management fee	477	861	384	44.6%
Administration fee	371	447	76	17.0%
Interest expense	1,255	2,186	931	42.6%
Amortization of deferred finance costs	751	278	(473)	(170.1)%
Professional fees	320	314	(6)	(1.9)%
Stockholder related costs	227	301	74	24.6%
Insurance expense	119	108	(11)	(10.2)%
Directors’ fees	99	95	(4)	(4.2)%
Other	137	189	52	27.5%
Expenses before credit from Adviser	5,762	7,290	1,528	21.0%
Credits to base management fee	(466)	(1,270)	(804)	(63.3)%
Total expenses net of credit to base management fee	5,296	6,020	724	12.0%
NET INVESTMENT INCOME	4,816	6,834	(2,018)	(29.5)%

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Realized loss on sale of Non-Control/Non-Affiliate investments	(34,605)	(4,215)	(30,390)	(721.0)%
Realized loss on termination of derivative	(53)	—	(53)	—
Net unrealized (depreciation) appreciation of Non-Control/Non-Affiliate investments	35,214	(726)	35,940	4,950.4%
Net unrealized (depreciation) appreciation of Control investments	(26,381)	5,973	(32,354)	(541.7)%
Net unrealized depreciation of Affiliate investments	(6,119)	(11,393)	5,274	46.3%
Net unrealized (depreciation) appreciation of derivative	26	—	26	—
Net unrealized appreciation of borrowings under line of credit	(178)	—	(178)	—
Net loss on investments and borrowings under line of credit	(32,096)	(10,361)	(21,735)	(209.8)%

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(27,280)	$(3,527)	$(23,753)	(673.5)%

Investment Income

Investment income decreased for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008, due mainly to a decrease in the size of our loan portfolio, as well as decreases in LIBOR over the respective periods.

Interest income from our investments in debt securities of private companies decreased for the six months ended September 30, 2009, as compared to the prior year period for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The average cost basis of our interest-bearing investment portfolio during the six months ended September 30, 2009 was approximately $222.7 million, compared to approximately $298.0 million for the prior year period.  This decrease was primarily due to the Syndicated Loan Sales.  Also contributing to the decrease in our interest income from investments in debt securities was a decrease in the average LIBOR between the two periods, which was approximately 0.32% for the six months ended September 30, 2009, as compared to 2.60% for the prior year period.

Interest income from Non-Control/Non-Affiliate investments decreased for the six months ended September 30, 2009, as compared to the prior year period, due to an overall decrease in the size and number of Non-Control/Non-Affiliate investments held between the two periods. At September 30, 2008, we held investments in 35 different Non-Control/Non-Affiliate investments; however, as a result of the Syndicated Loan Sales, only five different Non-Control/Non-Affiliate investments were held at September 30, 2009. The decrease in interest income from Non-Control/Non-Affiliate investments was further accentuated by the continued drops in LIBOR between the two periods, due to the instability and tightening of the credit markets.

Interest income from Control investments increased slightly for the six months ended September 30, 2009, as compared to the prior year period. The increase is attributable to two additional Control investments, Galaxy Tool, which was acquired during the second quarter of the prior fiscal year, and Country Club Enterprises, which was purchased in the third quarter of the prior fiscal year, being held for the full six months ended September 30, 2009, as opposed to the prior year period. However, this increase was partially offset by the reclassification of Quench from a Control investment to an Affiliate investment, which took place during the second quarter of the prior fiscal year. Continuing decreases in LIBOR played a minimal role in interest income from our proprietary deals during the current year period, as the majority of them include interest rate floors to protect against such circumstances.

Interest income from Affiliate investments also increased for the six months ended September 30, 2009, as compared to the prior year period. This increase was due mainly to the reclassification of Quench as an Affiliate investment, as noted above, and the additional interest income accrued under the Affiliate investments classification as a result.

The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Six months ended September 30, 2009
	Interest
Company	Income	%
Chase II Holdings Corp.	$1,321	13.2%
Galaxy Tools Holding Corp.	1,184	11.8%
A. Stucki Holding Corp.	1,151	11.5%
Acme Cryogenics, Inc.	848	8.5%
Danco Acquisition Corp.	787	7.8%
Subtotal	$5,291	52.8%
Other companies	4,724	47.2%
Total portfolio interest income	$10,015	100.0%

Six months ended September 30, 2008
	Interest
Company	Income	%
Chase II Holdings Corp.	$1,429	11.7%
A. Stucki Holding Corp.	1,346	11.0%
Acme Cryogenics, Inc.	848	6.9%
Cavert II Holding Corp.	825	6.8%
Danco Acquisition Corp.	809	6.6%
Subtotal	$5,257	43.0%
Other companies	6,965	57.0%
Total portfolio interest income	$12,222	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the six months ended September 30, 2009 was 9.93%, compared to 7.81% for the prior year period.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  The increase in the weighted average yield for the current period results primarily from our sale of lower interest-bearing senior syndicated loans subsequent to September 30, 2008.

Interest income from invested cash and cash equivalents decreased for the six months ended September 30, 2009, as compared to the prior year period.  This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the year to pay down our line of credit.

Other income decreased for the six months ended September 30, 2009, as compared to the prior year period.  The decrease from the prior year is due to the recognition of dividends received on the restructuring of one of our Affiliate investments (Quench) as income in the prior year period.  The current year balance of other income is comprised of loan amendment fees that are amortized over the remaining lives of the respective loans or recognized into income once the investment is disposed of, as well as other miscellaneous income amounts.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee, decreased for the six months ended September 30, 2009, primarily due to a decrease in interest expense associated with the Credit Facility, offset by increased amortization of deferred financing costs, as well as decreases in the amount of fees to our Adviser, as compared to the six months ended September 30, 2008.

Loan servicing fees decreased for the six months ended September 30, 2009, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding portfolio pledged against the Credit Facility. These fees were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees is a direct result of the reduced size of our pledged loan portfolio, caused by the Syndicated Loan Sales.

The base management fee decreased for the six months ended September 30, 2009, as compared to the prior year period, which is reflective of fewer total assets held during the six months ended September 30, 2009 when compared to the prior year period. Furthermore, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K as filed on June 2, 2009, and is summarized in the table below:

	Six months ended September 30,
	2009	2008
Base management fee	$477	$861

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5% (1)	(231)	(807)
Credit for fees received by Adviser from the portfolio companies	(235)	(463)
Credit to base management fee from Adviser	(466)	(1,270)

Net base management fee	$11	$(409)

(1)                 Our Adviser voluntarily and irrevocably waived the annual 2.0% base management fee to 0.5% for senior syndicated loan participations on a quarterly basis to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. Fees waived cannot be recouped by the Adviser in the future.

The administration fee decreased for the six months ended September 30, 2009, as compared to the prior year period. The decrease in the current year period was due to an overall reduction of administration staff and related expenses incurred by our Administrator, while our total assets in comparison to the total assets of all companies managed by our Adviser under similar agreements remained relatively constant. The calculation of the administrative fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K as filed on June 2, 2009.

Interest expense decreased for the six months ended September 30, 2009, as compared to the prior year period, a direct result of decreased borrowings under the Credit Facility during the current period.  The weighted average balance outstanding on our line of credit during the six months ended September 30, 2009 was approximately $35.1 million, as compared to $100.5 million in the prior year period.

Other operating expenses (including amortization of deferred financing fees, professional fees, stockholder related costs, insurance expense, directors’ fees and other direct expenses) increased over the comparable prior year period, driven primarily by increases in deferred financing fees related to the Credit Facility entered into in April 2009.  Partially offsetting this increase were decreases in stockholder related costs, such as lower annual meeting costs, and other direct expenses, including decreased backup servicer fees and fewer travel expenses incurred during the prior year period.

Realized and Unrealized (Loss) Gain on Investments

Realized Losses

During the six months ended September 30, 2009, we exited 29 senior syndicated loans for aggregate proceeds of approximately $69.2 million in cash and recorded a realized loss of approximately $34.6 million. For the six months ended September 30, 2008, we received approximately $13.2 million in cash proceeds and recognized a net loss on the sale of nine syndicated loans and the write-off of another syndicated loan in the aggregate amount of $4.2 million. The increase in realized losses is attributable to liquidity needs from the Senior Syndicated Loan sales associated with the repayment of amounts outstanding under our prior credit facility with Deutsche Bank, which matured in April 2009.

Unrealized Gains and Losses

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the six months ended September 30, 2009, we recorded net unrealized appreciation of investments in the aggregate amount of $2.7 million, compared to net unrealized depreciation of investments in the aggregate amount of $6.1 million for the prior year period.  The unrealized appreciation (depreciation) across our investment classes for the six months ended September 30, 2009 was as follows:

Investment Category	Net Unrealized Gain (Loss)
Non-Control/Non-Affiliate	$35,214 *
Control	(26,381)
Affiliate	(6,119)
Total	$2,714

*     Includes the reversal of approximately $34.4 million of previously recorded unrealized depreciation related to the sale of syndicated loans, which resulted in a $34.6 million of realized loss for the current period.

We recorded approximately $35.2 million of unrealized appreciation of our Non-Control/Non-Affiliate investments for the six months ended September 30, 2009, due primarily to the reversal of $34.4 million of previously recorded unrealized depreciation noted in the table above, and appreciation in value in the aggregate amount of approximately $800 on our remaining Non-Control/Non-Affiliate investments. Survey Sampling experienced the most significant devaluation; however, this was partially offset by an increase in value of ITC DeltaCom.  American Greetings Corp., B-Dry and HMT also experienced modest increases in value. For the six months ended September 30, 2008, we recorded approximately $700 of unrealized depreciation on our Non-Control/Non-Affiliate investments.

Our Control investments experienced the most significant devaluation in our total portfolio, most notably in our equity holdings, which alone depreciated in value by an aggregate of approximately $25.9 million during the six months ended September 30, 2009, particularly in A. Stucki, Galaxy Tools, Chase Industries, Country Club Enterprises and Acme Cryogenics.  Cavert Wire and Auto Safety House both experienced moderate increases in value over the current six months.  The debt portion of our Control investments depreciated in value by an aggregate of approximately $500 during the current period. For the six months ended September 30, 2008, we recorded approximately $6.0 of unrealized appreciation on our Control investments.

Our Affiliate investments also experienced unrealized depreciation during the six month period ended September 30, 2009, particularly in the equity components of Danco, Quench, and Tread, as well as in the debt portion of Noble.  Partially offsetting the net decrease were increases in value in the debt components of both Danco and Quench.  Overall, our Affiliate investments experienced approximately $600 of depreciation in the debt and $5.5 million of depreciation in the equity of these companies. For the six months ended September 30, 2008, we recorded approximately $11.4 million of unrealized depreciation on our Affiliate investments.

Over our entire investment portfolio, we recorded an aggregate of approximately $34.2 million of unrealized appreciation on our debt positions for the six months ended September 30, 2009, while our equity holdings experienced an aggregate devaluation of approximately $31.4 million.  At September 30, 2009, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $32.3 million, as compared to $35.0 million at March 31, 2009, representing net unrealized appreciation of $2.7 million for the period.  We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets even though we saw some return of market liquidity within the senior syndicated loan markets.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 86.3% of cost as of September 30, 2009.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution. During the first quarter of fiscal year 2010, we reduced our monthly distribution from $0.08 to $0.04 per common share.

Net Unrealized Appreciation of Borrowings Under Line of Credit

During the six months ended September 30, 2009, we recorded unrealized appreciation of $178 for the line of credit that was fair valued by an independent third party in accordance with ASC 825.  We adopted ASC 825 during June 2009 and the Credit Facility was valued as its cost basis for that period. ASC 825 was not applicable for the six months ended September 30,  2008.

Derivatives

During the six months ended September 30, 2009, we cancelled our prior interest rate cap agreements, recorded a realized loss of $53, and entered into a new interest rate cap agreement with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $39 in conjunction with this agreement.  As of September 30, 2009, the derivative had a fair value of approximately $12, representing an unrealized depreciation of $27 for the six months ended September 30, 2009 on our current interest rate cap agreement.  For the prior year period, the fair market value of our prior interest rate cap agreements remained flat.

Net Decrease in Net Assets Resulting from Operations

For the six months ended September 30, 2009, we recorded a net decrease in net assets resulting from operations of $27.3 million as a result of the factors discussed above. For the six months ended September 30, 2008, we recorded a net decrease in net assets resulting from operations of $3.5 million.  Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the six months ended September 30, 2009 and 2008 were $1.24 and $0.17, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2009 was approximately $159.3 million and consisted primarily of proceeds from borrowings under the short-term loan, as discussed in Note 7, Short-Term Loan, in the accompanying notes to the condensed consolidated financial statements, proceeds received from the syndicated loan sales and the net loss realized on those sales, and principal payments received from existing investments. For the six months ended September 30, 2008, net cash provided by operating activities was approximately $7.9 million and consisted primarily of principal loan repayments, proceeds from the sale of existing portfolio investments, and net unrealized depreciation of our investments, partially offset by the purchase of one new Control investment and one new Affiliate investment.

At September 30, 2009, we had investments in equity of, loans to, or syndicated participations in 17 private companies with a cost basis totaling approximately $236.6 million.  At September 30, 2008, we had investments in equity of, loans to, or syndicated participations in 46 private companies with an aggregate cost basis of approximately $347.6 million.  A summary of our investment activity for the six months ended September 30, 2009 and 2008 is as follows:

Quarter Ended	Loan Disbursements (1)		Principal Repayments (2)		Proceeds from Sales/Exits (3)	Net Loss on Disposal (3)
June 30, 2009	$1,500	(a)	$7,575	(a)	$69,222	$(34,605)
September 30, 2009	318		2,757		—	—
Total	$1,818		$10,332		$69,222	$(34,605)

Quarter Ended	Loan Disbursements (1)	Principal Repayments (2)	Proceeds from Sales/Exits (3)	Net Loss on Disposal (3)
June 30, 2008	$8,980	$3,493	$13,246	$(1,717)
September 30, 2008	27,632	18,791	50	(2,498)
Total	$36,612	$22,284	$13,296	$(4,215)

(a)   Includes an $850 non-cash transaction whereby a portfolio company, Cavert Wire, drew $850 on its revolving line of credit and immediately used the proceeds to pay down its senior term A and senior term B loans.  No cash was disbursed in this transaction, as it was simply a transfer of balance.  The $850 drawn on the credit line was subsequently paid off in full, and the line of credit was sold to a third party for a nominal fee.

(1) Loan Disbursements:

	New Investments		Disbursements to Existing		Total
Quarter Ended	Companies	Investments	Portfolio Companies		Disbursements
June 30, 2009	0	$0	$1,500	(a)	$1,500	(a)
September 30, 2009	0	0	318		318
Total	0	$0	$1,818	(a)	$1,818	(a)

	New Investments			Disbursements to Existing	Total
Quarter Ended	Companies		Investments	Portfolio Companies	Disbursements
June 30, 2008	1	(b)	$5,753	$3,227	$8,980
September 30, 2008	2	(c)	25,210	2,422	27,632
Total	3		$30,963	$5,649	$36,612

(a)   See note (a) above

(b)   Tread Corporation

(c)   Galaxy Tool Corp. ($21.4 million) and A. Stucki add-on for AlcoSprings acquisition ($3.8 million)

(2) Principal Repayments:

Quarter Ended	Scheduled Principal Repayments	Unscheduled Principal Repayments (*)		Total Principal Repayments
June 30, 2009	$2,004	$5,571	(a)	$7,575
September 30, 2009	387	2,370	(b)	2,757
Total	$2,391	$7,941		$10,332

Quarter Ended	Scheduled Principal Repayments	Unscheduled Principal Repayments (*)		Total Principal Repayments
June 30, 2008	$2,516	$977		$3,493
September 30, 2008	3,294	15,497	(c)	18,791
Total	$5,810	$16,474		$22,284

(*)   Includes principal repayments due to excess cash flows, covenant trips, exits, refinancings, etc.

(a)   Includes principal payments received in connection with the refinancings of A. Stucki and Cavert

(b)         Includes $2.0million voluntary prepayment from Cavert on their Senior Term Debt

(c)          Includes early payoff of Hudson ($6.0 million) and principal proceeds received with the Quench restructuring ($7.0 million)

(3) Loan Sales / Exits:

Quarter Ended	Number of Loans Exited		Proceeds Received	Position (Principal) Exited	Unamortized Loan Costs (#)	Net Loss on Exit
June 30, 2009	29	(a)	$69,222	$103,772	$55	$(34,605)
September 30, 2009	0		—	—	—	—
Total	29		$69,222	$103,772	$55	$(34,605)

Quarter Ended	Number of Loans Exited		Proceeds Received		Position (Principal) Exited	Unamortized Loan Costs (#)	Net Loss on Exit
June 30, 2008	9	(b)	$13,246		$14,926	$37	$(1,717)
September 30, 2008	2	(c)	50	(d)	2,530	18	(2,498)
Total	11		$13,296		$17,456	$55	$(4,215)

(#)   Includes balance of premiums, discounts, acquisition costs, and deferred compensation unamortized at time of exit.

(a)   One syndicated loan (Critical Homecare Solutions) was sold in two separate installments.

(b)   Includes the partial sale of three syndicated loans still held subsequent to September 30, 2008 (CRC Health Group, Graham Packaging and Pinnacle Foods).  One syndicated loan (NPC International) was sold in two separate installments.

(c)          Includes write-off of Lexicon and early payoff of Hudson.

(d)         Dividends received in excess of gain realized on restructuring of Quench, which reduced our equity basis in the investment.

As discussed elsewhere in this report, during April and May of 2009, we sold 29 of our senior syndicated loans held at March 31, 2009 for an aggregate of approximately $69.2 million in cash proceeds and recorded a realized loss of approximately $34.6 million in connection with these sales. These loans were sold to pay down all unpaid principal and interest owed to Deutsche Bank under our prior credit facility. During September 2009, we finalized the sale of certain senior syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate Fibernet, Inc.) that were held in our portfolio of investments to various investors in the syndicated loan market.  We settled these loans in October 2009 and received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million, which will be reflected in the results of operations for the three and nine months ending December 31, 2009.   These loans are included in our condensed consolidated assets as of September 30, 2009 and were valued at their respective sale prices.

Our last investment in a new portfolio company was in November 2008.  In light of current economic conditions, limited borrowings available under the Credit Facility, constraints on our ability to access the capital markets and the restraints upon our investing activities required in order to maintain our RIC status, our near-term strategy will be focused on retaining capital and building the value of our existing portfolio companies.  We will also, where prudent and possible, consider the sale of lower-yielding investments. This strategy has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, events which may be beyond our control, and our ability to satisfy the asset diversification test under the Code.  As our capital constraints and asset diversification improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economic condition and that are likely to produce attractive long-term returns for our stockholders.

Short-term Loan Agreement

On September 29, 2009, we purchased $85.0 million of short-term United States Treasury securities through Jefferies.  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.65%.  On October 2, 2009, the securities matured, and we repaid the $75.0 million loan from Jefferies in full and repaid the $10.0 million drawn on the Credit Facility for purposes of this transaction.  If necessary and available to us, we may use a similar form of loan agreement in future quarters as a financing option in order to satisfy certain quarterly asset diversification requirements and maintain our status as a RIC under Subchapter M of the Code.

Portfolio Company Investment Activity

During October 2009, one of our portfolio companies entered into an agreement with an investment banker to act as an advisor in assessing strategic investment alternatives.  It is premature in the process to speculate on what these strategic alternatives might be or what impact, if any, such activities may have on our investment in the subject portfolio company.

During October 2009, A. Stucki Holding Corp. declared and paid accrued cash dividends on its preferred stock of which the Company received approximately $953,000.

Financing Activities

Net cash used in financing activities during the six months ended September 30, 2009 was approximately $80.2 million, which consisted primarily of net repayments made on the line of credit, in connection with the termination of our prior credit facility, and distributions paid to our stockholders.  During the six months ended September 30, 2008, net cash provided by financing activities was approximately $16.6 million, due mainly to the Rights Offering (as defined below), which accounted for cash proceeds of $40.6 million.  The majority of the cash outflows consisted of net repayments made on the credit facility and distributions paid.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.04 per common share during each month of the quarter ended September 30, 2009.  For the six months ended September 30, 2009, our distribution payments of approximately $5.3 million exceeded our net investment income by approximately $0.5 million. We declared these distributions based on our estimates of net investment income for the fiscal year. Our investment pace continued to be slower than expected in our fourth full year of operations and, consequently, our net investment income was lower than our original estimates.  During the first quarter of fiscal year 2010, we reduced our monthly distribution from $0.08 to $0.04.

Issuance of Equity

On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the SEC that was amended on October 2, 2009.  The Registration Statement was declared effective on October 8, 2009, and it will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities. To date, we have incurred approximately $60 of costs in connection with the Registration Statement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At September 30, 2009, our stock closed trading at $4.85, representing a 41.1% discount to our net asset value of $8.24 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

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

Future Capital Resources

During our 2009 annual stockholders meeting, our stockholders approved a proposal that allows us to issue long-term rights, including warrants to purchase shares of our common stock at an exercise price per share that will not be less than the greater of the market value or net asset value of our common stock at a time such rights may be issued.  This proposal is in effect until our next annual stockholders meeting, which is currently scheduled for August 2010, when our stockholders will again be asked to vote in favor of renewing this proposal for another year.

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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity, prohibit certain significant transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders consent. The Credit Facility also limits the borrower and industry concentrations of loans that are eligible to secure advances as well as limits on payments of distributions limited to the aggregate net investment income for the prior twelve months preceding April 2010. As of September 30, 2009, Business Investment was in compliance with all of the facility covenants. We are also subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property.  The Credit Facility also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement.

We adopted ASC 825 “Financial Instruments” specifically for the Credit Facility.  ASC 825 requires that we apply a fair value methodology to the Credit Facility. The Credit Facility has been fair valued by an independent third party. The following table presents the Credit Facility carried at fair value as of September 30, 2009, by caption on the accompanying condensed consolidated statement of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of September 30, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Borrowings under line of credit(a)	$—	$—	$36,278	$36,278
Total	$—	$—	$36,278	$36,278

(a)         An unrealized appreciation of $178 is reported on the accompanying condensed consolidated statement of operations for the three months ended September 30, 2009.

As of October 31, 2009, there was $16.1 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 7.0%, and the remaining borrowing capacity under the Credit Facility was approximately $32.1 million.

During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank and entered into a new interest rate cap agreement with BB&T for a notional amount of $45 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $39 in conjunction with this agreement.  As of September 30, 2009, the interest rate cap agreement had depreciated by approximately $27 and had a fair value of $12.

In conjunction with entering into the Credit Facility, we amended a performance guaranty which remains substantially similar to the form under the previous credit facility. The performance guaranty requires us to maintain a minimum net worth of $169 million plus 50% of all equity and subordinated debt raised after April 14, 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2009, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. During the six months ended September 30, 2009, net unrealized appreciation on our investments was approximately $2.7 million, primarily brought about by the reversal of $34.4 million of previously unrealized depreciation on our syndicated loans that were sold during the period, compared to an unrealized depreciation of approximately $6.1 million during the prior year period. Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to threaten our ability to comply with the covenants under the Credit Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions as more fully described below.

The Credit Facility matures on April 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity and all collections of principal from our loans will be required to be used to pay outstanding principal under the Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several months and may decline further.  Consequently, any renewal, extension or refinancing of the Credit Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions.  For instance, in connection with the recent establishment of the Credit Facility, the size of the line was reduced from $125.0 million under our prior facility to $50.0 million under the Credit Facility and Deutsche Bank, who was a committed lender our prior credit facility elected not to participate in the new facility and withdrew its commitment.  If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders.  Our inability to pay distributions could result in us failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recently recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the six months ended September 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Contractual Obligations and Off-Balance Sheet Arrangements

We were not a party to any signed term sheets for potential investments as of September 30, 2009.  In October 2008, we executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of our Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of September 30, 2009, we have not been required to make any payments on the guaranty of the Finance Facility.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process, which was modified during the quarter ended September 30, 2009, as our most critical accounting policy.

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

We adopted ASC 820-10 on April 1, 2008. In part, ASC 820-10 defines fair value and establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

See Note 3, Investments in our notes to the condensed consolidated financial statements for additional information regarding fair value measurements and our adoption of ASC 820-10.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows. The use of a DCF methodology follows that prescribed by ASC 820-10-35-15A, “Determining the Fair Value of a Financial Asset When the Market for The Asset Is Not Active”, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820-10-35-15A is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of September 30, 2009, we assessed trading activity in syndicated loan assets and determined that there had been a return to market liquidity and a better functioning secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value our remaining syndicated loans at September 30, 2009.   However, for those syndicated loans which were sold but not yet settled as of September 30, 2009, we used the respective sales prices to value those syndicated loans.

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

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820-10.  For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820-10 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the total enterprise value of the issuer by incorporating some or all of the following factors:

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

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820-10, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in ASC 820-10). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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

(a)                    The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the PD is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At September 30, 2009, one investment was on non-accrual for approximately $1.6 million at fair value, or 0.8% of the aggregate fair value of our investment portfolio.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at September 30, 2009 and March 31, 2009, representing approximately 90% and 59%, respectively, of all loans in our portfolio at the end of each period:

Rating	September 30, 2009	March 31, 2009
Highest	8.0	7.0
Average	5.6	5.5
Weighted Average	5.5	5.1
Lowest	3.0	2.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at September 30, 2009 and March 31, 2009, representing approximately 3% and 12%, respectively, of all loans in our portfolio at the end of each period:

Rating	September 30, 2009	March 31, 2009
Highest	8.0	9.0
Average	7.0	8.0
Weighted Average	7.2	8.0
Lowest	6.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2009 and March 31, 2009, representing approximately 7% and 29%, respectively, of all loans in our portfolio at the end of each period:

Rating	September 30, 2009	March 31, 2009
Highest	B+/B1	BB/Ba2
Average	B/B2	B/B2
Weighted Average	B-/B3	B/B2
Lowest	CCC+/B2	CCC+/B3

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

Revenue Recognition

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest.  At September 30, 2009, one Control investment was on non-accrual with a fair value of approximately $1.6 million, or 0.8% of the fair value of all loans held in our portfolio at September 30, 2009.  At March 31, 2009, one Control investment was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans held in our portfolio at March 31, 2009. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. To date, we have not accrued any dividend income.

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

Recent Accounting Pronouncements

Refer to Note 2 Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.   As of September 30, 2009, our portfolio consisted of the following breakdown in relation to all outstanding debt:

23%	variable rates
46%	variable rates with a floor
31%	fixed rates
100%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended September 30, 2009 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the SEC on June 2, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. In connection with our preparation of this quarterly report, management has reviewed and considered this modified risk factor and has determined that the following modified risk factor should be read in connection with the existing risk factors in our final prospectus as filed with the SEC on October 14, 2009.

Our credit facility imposes certain restrictions on us which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to the Credit Facility, which provides us with a revolving credit line facility of $50.0 million, of which approximately $32.1 million was available for borrowings as of October 31, 2009. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Current market conditions have forced us to write down the value of a portion of our assets as required by fair value accounting rules. These are not realized losses, but constitute adjustment in asset values for purposes of financial reporting and for collateral value for the Credit Facility. As assets are marked down in value, the amount we can borrow on the Credit Facility decreases.

As a result of the Credit Facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, and average life.  The Credit Facility also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. As of September 30, 2009, we were in compliance with these covenants; however, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that remain very volatile, affects our ability to comply with these covenants. Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to increase in future periods and threaten our ability to comply with the covenants under the Credit Facility.  Accordingly, there are no assurances that we will continue to comply with these covenants.  Under the Credit Facility, we are also required to maintain our status as a BDC under the 1940 Act and as a RIC under the Code.  Because of recent changes in our asset portfolio, due to significant sales of Non-Control/Non-Affiliate investments over the last six months, there is a significant possibility that we may not meet the asset diversification threshold under the Code’s rules applicable to a RIC as of our next quarterly testing date, December 31, 2009.  Although this failure alone, in our current situation, will not cause us to lose our RIC status, if we make any new investments, including additional investments in our portfolio companies (such as advances under our outstanding lines of credit) our RIC status will be jeopardized.  Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 13, 2009, we held our Annual Meeting of Stockholders in Mclean, Virginia. Stockholders voted and approved the following matters:

1.    Election of Directors: Stockholders elected directors, each of whom will serve for a three year term expiring at the 2012 Annual Meeting of Stockholders, or until his successor is elected and qualified. Votes were cast as follows:

	FOR	WITHHELD
Maurice W. Colon	20,656,105	561,256
Terry Lee Brubaker	19,300,322	1,917,039
David A.R. Dullum	20,710,283	507,079

The following directors are continuing directors of the Company for their respective terms — Michela A. English, Anthony W. Parker, Gerard Mead, Paul W. Adelgren, John H. Outland, George Stelljes III and David Gladstone.

2. Approval to authorize us to sell shares of our common stock at a price below our then current net asset value per share for a period of one year. Votes were cast as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
11,917,041	3,389,824	254,795	5,655,701

3. Ratification of the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending March 31, 2010. Votes were cast as follows:

FOR	AGAINST	ABSTAIN
20,867,514	114,356	235,491

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Mark Perrigo
Mark Perrigo
Chief Financial Officer

Date: November 3, 2009

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