Form 10-Q
period 2009-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2010-02-09
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of February 8, 2010 was 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,	March 31,
	2009	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$87,872	$7,236
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $22,902 and $134,836, respectively)	19,404	94,740
Control investments (Cost of $150,107 and $150,081, respectively)	130,955	166,163
Affiliate investments (Cost of $52,891 and $64,028, respectively)	37,027	53,027
Total investments (Cost of $225,900 and $348,945, respectively)	187,386	313,930
Interest receivable	1,373	1,500
Due from Custodian	766	2,706
Deferred financing fees	512	1,167
Prepaid assets	300	172
Other assets	70	132
TOTAL ASSETS	$278,279	$326,843

LIABILITIES
Accounts payable and accrued expenses	$200	$1,283
Fee due to Administrator (Refer to Note 4)	156	179
Fees due to Adviser (Refer to Note 4)	793	187
Short-term loan	75,000	—
Borrowings under line of credit at fair value (Cost of $26,750 and $110,265, respectively)	26,883	110,265
Other liabilities	246	127
TOTAL LIABILITIES	103,278	112,041
NET ASSETS	$175,001	$214,802

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at December 31, 2009 and March 31, 2009	$22	$22
Capital in excess of par value	264,576	257,361
Net unrealized depreciation of investment portfolio	(38,514)	(35,015)
Net unrealized depreciation of derivative	(34)	(53)
Net unrealized appreciation of borrowings under line of credit	(133)	—
Accumulated net investment loss	(50,916)	(7,513)
TOTAL NET ASSETS	$175,001	$214,802
NET ASSETS PER SHARE	$7.93	$9.73

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Interstate FiberNet, Inc.	Service — provider of voice and data telecommunications services	Senior Term Debt (4.3%, Due 7/2013) (3)	$6,759	$5,085
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011) (3)	2,397	1,073
Subtotal - Syndicated Loans			$9,156	$6,158

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016) (3)	$3,043	$2,895

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (11.0%, Due 5/2014) (5)	6,613	6,580
		Senior Term Debt (11.5%, Due 5/2014) (5)	3,790	3,771
		Common Stock Warrants (4)	300	—
			10,703	10,351

Total Non-Control/Non-Affiliate Investments			$22,902	$19,404

CONTROL INVESTMENTS:
A. Stucki Holding Corp.	Manufacturing — railroad freight car products	Senior Term Debt (4.7%, Due 3/2012)	$9,101	$9,101
		Senior Term Debt (7.0%, Due 3/2012) (6)	9,900	9,900
		Senior Subordinated Term Debt (13.0%, Due 3/2014)	8,586	8,586
		Preferred Stock	4,387	4,448
		Common Stock (4)	130	1,566
			32,104	33,601

Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	14,500	14,479
		Preferred Stock (4)	6,984	—
		Common Stock (4)	1,045	—
		Common Stock Warrants (4)	24	—
			22,553	14,479

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolver, $2,000 available (non-accrual, Due 3/2010) (5), (4)	—	—
		Senior Subordinated Term Debt (non-accrual, Due 1/2012) (5), (4)	6,250	1,719
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	4	—
		Guaranty ($500)
			8,754	1,719

Cavert II Holdings Corp.	Manufacturing — bailing wire	Senior Term Debt (8.3%, Due 10/2012)	2,875	2,875
		Senior Term Debt (10.0%, Due 10/2012) (6)	2,700	2,700
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock (4)	4,110	4,863
		Common Stock (4)	69	2,926
			14,425	18,035

Chase II Holdings Corp.	Manufacturing — traffic doors	Senior Term Debt (8.8%, Due 3/2011)	7,975	7,975
		Senior Term Debt (12.0%, Due 3/2011) (6)	7,560	7,560
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Preferred Stock (4)	6,961	7,214
		Common Stock (4)	61	—
			28,725	28,917

Country Club Enterprises, LLC	Service — golf cart distribution	Subordinated Term Debt (14.0%, Due 11/2014) (5)	7,000	6,851
		Preferred Stock (4)	3,725	—
			10,725	6,851

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

AS OF DECEMBER 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company (1)	Industry	Investment (2)	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013) (5)	$17,250	$16,991
		Preferred Stock (4)	4,112	—
		Common Stock (4)	48	—
			21,410	16,991

Mathey Investments, Inc. (7)	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $0 available (10.0%, Due 3/2011) (5), (8)	1,032	1,015
		Senior Term Debt (10.0%, Due 3/2013) (5)	2,375	2,337
		Senior Term Debt (17.0%, Due 3/2014) (5), (6)	7,227	7,010
		Common Stock (4)	500	—
		Common Stock Warrants (4)	277	—
			11,411	10,362

Total Control Investments			$150,107	$130,955

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $600 available (10.0%, Due 10/2010) (5)	$900	$885
		Senior Term Debt (10.0%, Due 10/2012) (5)	4,313	4,243
		Senior Term Debt (12.5%, Due 4/2013) (5)	9,067	8,840
		Preferred Stock (4)	2,500	—
		Common Stock Warrants (4)	2	—
			16,782	13,968

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.2%, Due 2/2010) (5), (9)	2,000	1,200
		Senior Term Debt (9.3%, Due 12/2011) (5)	6,227	3,736
		Senior Term Debt (10.5%, Due 12/2011) (5) (6)	7,300	4,380
		Preferred Stock (4)	1,750	—
		Common Stock (4)	1,682	—
			18,959	9,316

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013) (5)	8,000	6,040
		Preferred Stock (4)	2,950	2,728
		Common Stock (4)	447	—
			11,397	8,768

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013) (5)	5,000	4,975
		Preferred Stock (4)	750	—
		Common Stock & Debt Warrants (4)	3	—
			5,753	4,975

Total Affiliate Investments			$52,891	$37,027

TOTAL INVESTMENTS			$225,900	$187,386

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at December 31, 2009, and due date represents the contractual maturity date.
(3)	Valued based on the indicative bid price on or near December 31, 2009, offered by the respective syndication agent’s trading desk or secondary desk.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at December 31, 2009.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
(7)	Investment was restructured in December 2009, resulting in the Company owning 100% of Mathey Investments, Inc. and thus reclassifying it as a Control Investment.
(8)

Credit facility had a limit of $1.0 million at December 31, 2009; the overdraft of approximately $32 represented a protective disbursement of the Company’s collateral. The credit facility was increased to $1.75 million subsequent to December 31, 2009.

(9)	Revolving credit facility was extended to May, 2010 subsequent to December 31, 2009.

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
		Guaranty ($500)
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

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

AS OF MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility, $2,600 available (9.3%, Due 10/2010) (5) (9)	$400	$378
		Senior Term Debt (9.3%, Due 10/2012) (5)	4,837	4,584
		Senior Term Debt (11.5%, Due 4/2013) (5)	9,113	8,544
		Redeemable Preferred Stock (4)	2,500	2,558
		Common Stock Warrants (4)	3	—
			16,853	16,064

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $1,463 available (9.0%, Due 3/2011) (5) (9)	537	529
		Senior Term Debt (9.0%, Due 3/2013) (5)	2,375	2,339
		Senior Term Debt (12.0%, Due 3/2014) (5)(6)	7,227	7,082
		Common Stock (4)	500	446
		Common Stock Warrants (4)	277	260
			10,916	10,656

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility, $-0- available (6.5%, Due 12/2009) (5)	2,000	1,500
		Senior Term Debt (10.5%, Due 12/2011) (5)	5,727	4,295
		Senior Term Debt (12.5%, Due 12/2011) (5)(6)	7,300	5,475
		Senior Subordinated Term Debt (18.0%, Due 12/2011)	500	375
		Senior Subordinated Term Debt (14.0%, Due 5/2009)	150	149
		Preferred Stock (4)	1,750	—
		Common Stock (4)	1,682	—
			19,109	11,794

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013) (5)	8,000	5,800
		Preferred Stock (4)	2,950	2,542
		Common Stock Warrants (4)	447	—
			11,397	8,342

Tread Corp.	Manufacturing - storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013) (5)	5,000	4,925
		Preferred Stock (4)	750	793
		Common Stock Warrants (4)	3	453
			5,753	6,171

Total Affiliate Investments			$64,028	$53,027

Total Investments			$348,945	$313,930

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at March 31, 2009, and due date represents the contractual maturity date.
(3)	Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of March 31, 2009.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2009.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the senior debt.
(7)	Security valued based on the sale price obtained at or subsequent to March 31, 2009, since the security was sold.
(8)	Revolver was sold to third party subsequent to March 31, 2009.
(9)	Terms of agreement were refinanced and revolver limit was reduced.
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$489	$2,339	$1,840	$6,797
Control investments	2,856	3,068	8,593	8,372
Affiliate investments	1,605	1,478	4,533	3,938
Cash and cash equivalents	1	21	1	67
Total interest income	4,951	6,906	14,967	19,174
Other income	970	96	1,066	682
Total investment income	5,921	7,002	16,033	19,856

EXPENSES
Loan servicing fee (Refer to Note 4)	886	1,258	2,892	3,769
Base management fee (Refer to Note 4)	113	442	588	1,303
Incentive fee (Refer to Note 4)	588	—	588	—
Administration fee (Refer to Note 4)	156	195	527	642
Interest expense	385	1,823	1,640	4,009
Amortization of deferred finance costs	436	46	1,187	324
Professional fees	182	69	502	383
Stockholder related costs	49	112	276	413
Insurance expense	71	57	190	165
Directors’ fees	48	50	147	145
Other	61	57	198	246
Expenses before credit from Adviser	2,975	4,109	8,735	11,399
Credit to base management fee (Refer to Note 4)	(127)	(694)	(591)	(1,964)
Total expenses net of credit to base management fee	2,848	3,415	8,144	9,435
NET INVESTMENT INCOME	3,073	3,587	7,889	10,421

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Realized loss on sale of Non-Control/Non-Affiliate investments	(1,318)	—	(35,922)	(4,215)
Realized loss on termination of derivative	—	—	(53)	—
Net unrealized appreciation (depreciation) of Non-Control/Non-Affiliate investments	1,383	(6,988)	36,597	(7,714)
Net unrealized (depreciation) appreciation of Control investments	(8,853)	1,755	(35,234)	7,728
Net unrealized appreciation (depreciation) of Affiliate investments	1,257	(2,294)	(4,862)	(13,687)
Net unrealized (depreciation) appreciation of derivative	(7)	—	19	—
Net unrealized depreciation (appreciation) of borrowings under line of credit	45	—	(133)	—
Net loss on investments and borrowings under line of credit	(7,493)	(7,527)	(39,588)	(17,888)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,420)	$(3,940)	$(31,699)	$(7,467)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.20)	$(0.18)	$(1.44)	$(0.35)

SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	22,080,133	22,080,133	21,367,871

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2009	2008
Operations:
Net investment income	$7,889	$10,421
Realized loss on sale of investments	(35,922)	(4,215)
Realized loss on termination of derivative	(53)	—
Net unrealized depreciation of portfolio	(3,499)	(13,673)
Net unrealized appreciation of derivative	19	—
Net unrealized appreciation of borrowings under line of credit	(133)	—
Net decrease in net assets from operations	(31,699)	(7,467)

Capital transactions:
Issuance of common stock	—	41,290
Shelf offering registration costs	(153)	(695)
Distributions to stockholders	(7,949)	(15,456)
Net (decrease) increase in net assets from capital transactions	(8,102)	25,139

Total (decrease) increase in net assets	(39,801)	17,672
Net assets at beginning of period	214,802	206,445

Net assets at end of period	$175,001	$224,117

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(31,699)	$(7,467)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(2,413)	(47,655)
Principal repayments of investments	14,828	26,753
Proceeds from sales of investments	74,706	13,296
Proceeds from short-term borrowings	75,000	—
Net realized loss on sales of investments	35,922	4,215
Net realized loss on termination of derivative	53	—
Net unrealized depreciation of investment portfolio	3,499	13,673
Net unrealized appreciation of derivative	(19)	—
Net unrealized appreciation of borrowings under line of credit	133	—
Net amortization of premiums and discounts	2	27
Amortization of deferred financing costs	1,187	324
Decrease in interest receivable	127	46
Decrease in due from custodian	1,940	1,969
Increase in prepaid assets	(128)	(63)
Decrease in other assets	67	295
(Decrease) increase in accounts payable and accrued liabilities	(1,083)	1
Decrease in administration fee payable to Administrator (See Note 4)	(23)	(13)
Increase in base management fee payable to Adviser (See Note 4)	100	137
Increase in incentive fee payable to Adviser (See Note 4)	588	—
(Decrease) increase in loan servicing fee payable to Adviser (See Note 4)	(82)	7
Increase in other liabilities	119	50
Net cash provided by operating activities	172,824	5,595

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	(153)	40,595
Borrowings from line of credit	93,000	133,000
Repayments of line of credit	(176,515)	(159,971)
Purchase of derivative	(39)	—
Deferred financing costs	(532)	—
Distributions paid	(7,949)	(15,456)
Net cash used in financing activities	(92,188)	(1,832)

NET INCREASE IN CASH AND CASH EQUIVALENTS	80,636	3,763
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,236	9,360

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,872	$13,123

CASH PAID DURING PERIOD FOR INTEREST	$1,824	$3,959

NON-CASH ACTIVITIES (1)	$850	$—

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

FINANCIAL HIGHLIGHTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Per Share Data (1)
Net asset value at beginning of period	$8.24	$10.57	$9.73	$12.47

Income from investment operations:
Net investment income (2)	0.14	0.16	0.36	0.49
Realized loss on sale of investments (2)	(0.06)	—	(1.63)	(0.20)
Net unrealized depreciation of investments (2)	(0.28)	(0.34)	(0.16)	(0.64)
Net unrealized appreciation of borrowings on line of credit (2)	—	—	(0.01)	—
Total from investment operations	(0.20)	(0.18)	(1.44)	(0.35)

Distributions from:
Net investment income	(0.12)	(0.24)	(0.36)	(0.72)
Total distributions (3)	(0.12)	(0.24)	(0.36)	(0.72)

Effect of shelf offering:
Shelf registration offering costs	0.01	—	—	(0.03)
Effect of distribution of stock rights offering after record date (4)	—	—	—	(1.22)
Total effect of shelf offering	0.01	—	—	(1.25)

Net asset value at end of period	$7.93	$10.15	$7.93	$10.15

Per share market value at beginning of period	$4.83	$6.81	$3.67	$9.32
Per share market value at end of period	4.56	4.91	4.56	4.91
Total Return (5)	(3.18)%	(19.59)%	34.06%	(41.23)%
Shares outstanding at end of period	22,080,133	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$175,001	$224,117	$175,001	$224,117
Average net assets (6)	179,155	229,256	194,783	232,053

Senior Securities Data:
Borrowings under line of credit and short-term loan	$101,883	$117,864	$101,883	$117,864
Asset coverage ratio (7)	270%	290%	270%	290%
Asset coverage per unit (8)	$2,704	$2,901	$2,704	$2,901

Ratios/Supplemental Data:
Ratio of expenses to average net assets (9), (10)	6.64%	7.17%	5.98%	6.55%
Ratio of net expenses to average net assets (9), (11)	6.36%	5.96%	5.57%	5.42%
Ratio of net investment income to average net assets (9)	6.86%	6.26%	5.40%	5.99%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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

(8)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1 thousand of indebtedness.

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

DECEMBER 31, 2009

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on June 2, 2009.

The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation with no effect to net decrease in net assets resulting from operations.

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

Investment Valuation Policy

The Company carries its investments at market value to the extent that market quotations are readily available and reliable, and otherwise at fair value, as determined in good faith by its Board of Directors.  In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”).  The Policy is approved by the Company’s Board of Directors, and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments.  When these specific third-party appraisals are engaged or accepted, the Company uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value the investment the Company has in that business.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820-10 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of December 31, 2009, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value the Company’s remaining syndicated loans at December 31, 2009.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities.

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

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820-10 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820-10, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the total enterprise value of the issuer by incorporating some or all of the following factors to determine the total enterprise value of the issuer:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the Company has estimated the total enterprise value of the issuer, the Company will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities.  If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820-10, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest.  At December 31, 2009, one Control investment, ASH Holdings Corp., was on non-accrual with a fair value of approximately $1.7 million, or 0.9% of the fair value of all loans held in the Company’s portfolio at December 31, 2009.  At March 31, 2009, one Control investment, ASH Holdings Corp., was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans held in the Company’s portfolio at March 31, 2009.

Conditional interest, or a success fee, is recorded upon full repayment of a loan investment. To date, the Company has not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash.  During the quarter ended December 31, 2009, the Company recorded and collected approximately $953 of cash dividends on preferred shares of A. Stucki Holding Corp.  Otherwise, the Company has not accrued for any other such dividend income.

Recent Accounting Pronouncements

On July 1, 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which has been codified as ASC 105, “Generally Accepted Accounting Principles” (“ASC 105” or the “Codification”).  ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered non-authoritative.   The Codification was effective for the Company during its interim period ended December 31, 2009 and did not have an impact on its financial condition or results of operations.  The Company has included the references to the Codification, as appropriate, in these condensed consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”) within ASC 845, “Nonmonetary Transactions.”  The elimination of the concept of a qualifying special-purpose entity (“QSPE”), as discussed below, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In July 2009, the FASB issued ASC 320, “Investments-Debt and Equity Securities” to make the guidance on other-than-temporary impairment more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320-10  requires significant additional disclosures for both annual and interim periods, including the amortized cost basis of available-for-sale and held-to-maturity debt, the methodology and key imports used to measure the credit portion of other-than-temporary impairment, and a roll forward of amounts recognized in earnings for securities by major security type.  ASC 320-10 requires that entities identify major security classes consistent with how the securities are managed based on the nature and risks of the security, and also expands, for disclosure purposes, the list of major security types identified in ASC 320. ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

In July 2009, the FASB issued ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, whether recognized or not recognized in the statement of financial position. The guidance in ASC 825 is effective for interim periods ending after June 15, 2009. The Company’s adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

In July 2009, the FASB issued ASC 855-10-50, “Subsequent Events” which was initiated in an effort to incorporate accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB.  Moving the accounting requirements out of the auditing literature and into the accounting literature is consistent with the FASB’s objective to codify all authoritative U.S. accounting guidance related to a particular topic in one place.  It also provided an opportunity to consider international convergence issues.  The FASB has established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that previously existed in the auditing standards.  The new standard, which includes a required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The Company’s adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

In July 2009, the FASB issued ASC 860, “Transfers and Servicing” which removes the concept of a QSPE from ASC 860-10 and removes the exception from ASC 810, “Consolidation.” This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009.  ASC 860 is effective for the Company’s fiscal year beginning April 1, 2010. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value.”  The update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities.  ASU No. 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability.  The ASU is effective for interim and annual periods beginning after August 28, 2009.  The Company adopted this standard beginning with its financing statements ending December 31, 2009.  The Company’s adoption of this standard did not have a material effect on its financial position and results of operations.

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required.  New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments.  ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company’s adoption of this standard did not have a material effect on its financial position and results of operations.

In December 2009, the FASB issued ASU 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The ASU is effective for annual periods beginning after November 15, 2009.  The Company does not believe the adoption of this standard will have a material impact on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009 and December 15, 2010.  The Company is currently evaluating the impact of adopting this standard on its financial position and results of operations.

NOTE 3. INVESTMENTS

The Company adopted guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The guidance provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The guidance also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

As of December 31, 2009, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of December 31, 2009 and March 31, 2009, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of December 31, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments
Senior term debt	$—	$—	$19,404	$19,404
Senior subordinated term debt	—	—	—	—
Preferred equity	—	—	—	—
Common equity/equivalents	—	—	—	—
Total Non-Control/Non-Affiliate investments	—	—	19,404	19,404

Control investments
Senior term debt	—	—	50,473	50,473
Senior subordinated term debt	—	—	59,464	59,464
Preferred equity	—	—	16,526	16,526
Common equity/equivalents	—	—	4,492	4,492
Total Control investments	—	—	130,955	130,955

Affiliate investments
Senior term debt	—	—	23,284	23,284
Senior subordinated term debt	—	—	11,015	11,015
Preferred equity	—	—	2,728	2,728
Common equity/equivalents	—	—	—	—
Total Affiliate investments	—	—	37,027	37,027

Total investments at fair value	$—	$—	$187,386	$187,386

	As of March 31, 2009
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments
Senior term debt	$—	$—	$94,740	$94,740
Senior subordinated term debt	—	—	—	—
Preferred equity	—	—	—	—
Common equity/equivalents	—	—	—	—
Total Non-Control/Non-Affiliate investments	—	—	94,740	94,740

Control investments
Senior term debt	—	—	50,209	50,209
Senior subordinated term debt	—	—	60,812	60,812
Preferred equity	—	—	34,150	34,150
Common equity/equivalents	—	—	20,992	20,992
Total Control investments	—	—	166,163	166,163

Affiliate investments
Senior term debt	—	—	34,726	34,726
Senior subordinated term debt	—	—	11,249	11,249
Preferred equity	—	—	5,893	5,893
Common equity/equivalents	—	—	1,159	1,159
Total Affiliate investments	—	—	53,027	53,027

Total investments at fair value	$—	$—	$313,930	$313,930

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide a roll-forward in the changes in fair value during the three and nine months ended December 31, 2009 and 2008 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.  Two tables are provided for each period, where the first table is broken out by Control, Affiliate and Non-Control/Non-Affiliate classification and the second table is broken out by major security type.

Fair value measurements using unobservable data inputs (Level 3)

Fiscal Year 2010:

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Three months ended December 31, 2009:
Fair value as of September 30, 2009	$25,004	$132,399	$46,900	$204,303
Total realized gains (losses)	(1,318)	—	—	(1,318)
Total unrealized gains (losses)	1,383	(8,853)	1,257	(6,213)
New investments, repayments, and settlements, net	(5,665)	(2,841)	(880)	(9,386)
Transfers	—	10,250	(10,250)	—
Fair value as of December 31, 2009	$19,404	$130,955	$37,027	$187,386

Nine months ended December 31, 2009:
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930
Total realized gains (losses)	(35,922)	—	—	(35,922)
Total unrealized gains (losses)	36,597	(35,234)	(4,862)	(3,499)
New investments, repayments, and settlements, net	(76,011)	(10,224)	(888)	(87,123)
Transfers	—	10,250	(10,250)	—
Fair value as of December 31, 2009	$19,404	$130,955	$37,027	$187,386

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended December 31, 2009:
Fair value as of September 30, 2009	$103,092	$70,466	$25,229	$5,516	$204,303
Total realized gains (losses)	(1,318)	—	—	—	(1,318)
Total unrealized gains (losses)	585	201	(5,975)	(1,024)	(6,213)
New investments, repayments, and settlements, net	(9,198)	(188)	—	—	(9,386)
Transfers	—	—	—	—	—
Fair value as of December 31, 2009	$93,161	$70,479	$19,254	$4,492	$187,386

Nine months ended December 31, 2009:
Fair value as of March 31, 2009	$179,676	$72,061	$40,043	$22,150	$313,930
Total realized gains (losses)	(35,922)	—	—	—	(35,922)
Total unrealized gains (losses)	34,593	355	(20,789)	(17,658)	(3,499)
New investments, repayments, and settlements, net	(85,186)	(1,937)	—	—	(87,123)
Transfers	—	—	—	—	—
Fair value as of December 31, 2009	$93,161	$70,479	$19,254	$4,492	$187,386

Fiscal Year 2009:

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Three months ended December 31, 2008:
Fair value as of September 30, 2008	$115,133	$157,246	$53,877	$326,256
Total realized gains (losses)	—	—	—	—
Total unrealized gains (losses)	(6,988)	1,755	(2,294)	(7,527)
New investments, repayments, and settlements, net	(937)	8,174	(671)	6,566
Transfers	—	—	—	—
Fair value as of December 31, 2008	$107,208	$167,175	$50,912	$325,295

Nine months ended December 31, 2008:
Fair value as of March 31, 2008	$142,739	$145,407	$47,458	$335,604
Total realized gains (losses)	(4,215)	—	—	(4,215)
Total unrealized gains (losses)	(7,714)	7,728	(13,687)	(13,673)
New investments, repayments, and settlements, net	(23,602)	24,218	6,963	7,579
Transfers	—	(10,178)	10,178	—
Fair value as of December 31, 2008	$107,208	$167,175	$50,912	$325,295

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended December 31, 2008:
Fair value as of September 30, 2008	$201,463	$66,889	$36,046	$21,858	$326,256
Total realized gains (losses)	—	—	—	—	—
Total unrealized gains (losses)	(9,322)	1,860	(502)	437	(7,527)
New investments, repayments, and settlements, net	3,341	(500)	3,725	—	6,566
Transfers	—	—	(182)	182	—
Fair value as of December 31, 2008	$195,482	$68,249	$39,087	$22,477	$325,295

Nine months ended December 31, 2008:
Fair value as of March 31, 2008	$237,878	$46,733	$29,934	$21,059	$335,604
Total realized gains (losses)	(4,215)	—	—	—	(4,215)
Total unrealized gains (losses)	(11,699)	(3,775)	616	1,185	(13,673)
New investments, repayments, and settlements, net	(26,482)	25,291	8,537	233	7,579
Transfers	—	—	—	—	—
Fair value as of December 31, 2008	$195,482	$68,249	$39,087	$22,477	$325,295

Non-Control/Non-Affiliate Investments

At December 31, 2009 and March 31, 2009, the Company held investments in Non-Control/Non-Affiliates of approximately $19.4 million and $94.7 million, respectively, at fair value. These investments were comprised primarily of syndicated loan participations of senior notes of private companies and non-syndicated loan investments where the Company does not have a significant ownership interest in the portfolio company. Included in Non-Control/Non-Affiliate investments, at both December 31, 2009 and March 31, 2009, were common stock warrants of one Non-Control/Non-Affiliate company, which carried a nominal fair value.  At December 31, 2009 and March 31, 2009, the Company’s investments, at fair value, in Non-Control/Non-Affiliates represented approximately 11% and 44%, respectively, of the Company’s net assets.

Investment Activity

During April and May 2009, the Company sold 29 of its 32 senior syndicated loans held at March 31, 2009 (collectively, the “Syndicated Loan Sales”) for an aggregate of approximately $69.2 million in cash proceeds and recorded a realized loss of approximately $34.6 million in connection with these sales. These loans were sold to pay down all unpaid principal and interest owed to Deutsche Bank AG (“Deutsche Bank”) under the Company’s prior credit agreement because Deutsche Bank did not renew the Company’s line of credit.

On September 29, 2009, the Company agreed to an early termination of its revolving line of credit to B-Dry, LLC, which had an original maturity date of October 16, 2009.  The revolving line of credit was fully repaid at such time.

During October 2009, the Company completed the sales of certain senior syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate FiberNet, Inc.).  These loans, in aggregate, had a cost value of approximately $6.8 million and an aggregate fair market value of approximately $5.5 million.  Upon the settlement of these loans, the Company received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million.

Control and Affiliate Investments

At December 31, 2009 and March 31, 2009, the Company had investments of approximately $144.2 million and $157.0 million, respectively, at fair value, in revolving credit facilities, senior debt and subordinated debt of 12 portfolio companies. In addition, at December 31, 2009 and March 31, 2009, the Company had invested approximately $23.8 million and $62.2 million, respectively, at fair value, in preferred and common equity of those companies.  At December 31, 2009 and March 31, 2009, the Company’s investments in Control investments, at fair value, represented approximately 75% and 77%, respectively, of the Company’s net assets. Also, at December 31, 2009 and March 31, 2009, the Company’s investments, at fair value, in Affiliate investments represented approximately 21% and 25%, respectively, of the Company’s net assets.

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

During October 2009, A. Stucki Holding Corp. declared and, on November 3, 2009, paid accrued cash dividends on its preferred stock, of which the Company received approximately $953.

On November 2, 2009, the Company entered into an agreement to reduce the available credit limit on Danco Acquisition Corp.’s revolving line of credit from $3.0 million to $1.5 million.  This was a non-cash transaction.

On December 18, 2009, the Company assumed 100% ownership of Mathey Investments, Inc. (“Mathey), previously an Affiliate investment, exercising its right after certain defaults on the part of Mathey and subsequent expiration of a forbearance period granted by the Company.  The Company disbursed approximately $282 to buy out the previous stockholders of Mathey and to pay for related legal expenses incurred in the process.  The Company’s investment in Mathey has been reclassified from an Affiliate to a Control investment in the condensed consolidated financial statements as of December 31, 2009.

Investment Concentrations

Approximately 50% of the aggregate fair value of the Company’s investment portfolio at December 31, 2009 was comprised of senior debt, approximately 37% was senior subordinated debt, and approximately 13% was preferred and common equity securities. At December 31, 2009, the Company had investments in 16 portfolio companies with an aggregate fair value of $187.4 million, of which A. Stucki Holding Corp., Chase II Holdings Corp. and Cavert II Holding Corp. collectively comprised approximately $80.6 million, or 43% of the Company’s total investment portfolio, at fair value.  The following table outlines the Company’s investments by type at December 31, 2009 and March 31, 2009:

	December 31, 2009		March 31, 2009
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$103,154	$93,161	$224,261	$179,676
Senior Subordinated Term Debt	77,424	70,479	79,362	72,061
Preferred Equity	40,728	19,254	40,728	40,043
Common Equity/Equivalents	4,594	4,492	4,594	22,150
Total Investments	$225,900	$187,386	$348,945	$313,930

Investments at fair value consisted of the following industry classifications at December 31, 2009 and March 31, 2009:

	December 31, 2009			March 31, 2009
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Aerospace and Defense	$16,991	9.1%	9.7%	$22,436	7.2%	10.4%
Automobile	8,570	4.6	4.9	14,436	4.6	6.7
Beverage, Food and Tobacco	—	—	—	1,570	0.5	0.7
Broadcasting and Entertainment	—	—	—	1,934	0.6	0.9
Buildings and Real Estate	10,351	5.5	5.9	10,709	3.4	5.0
Cargo Transport	9,316	5.0	5.3	13,324	4.3	6.2
Chemicals, Plastics and Rubber	14,479	7.7	8.3	21,420	6.8	10.0
Containers, Packaging and Glass	18,035	9.6	10.3	21,446	6.8	10.0
Diversified/Conglomerate Manufacturing	42,885	22.9	24.5	56,944	18.1	26.5
Diversified/Conglomerate Service	—	—	—	23,585	7.5	11.0
Electronics	—	—	—	6,594	2.1	3.1
Healthcare, Education and Childcare	8,768	4.7	5.0	33,605	10.7	15.6
Machinery	43,963	23.5	25.1	63,907	20.4	29.8
Oil and Gas	4,975	2.6	2.8	6,171	2.0	2.9
Personal, Food, and Miscellaneous Services	—	—	—	3,552	1.1	1.7
Printing and Publishing	2,895	1.5	1.7	3,158	1.0	1.5
Telecommunications	6,158	3.3	3.5	9,139	2.9	4.3
Total Investments	$187,386	100.0%		$313,930	100.0%

The investments at fair value were included in the following geographic regions of the United States at December 31, 2009 and March 31, 2009:

	December 31, 2009			March 31, 2009
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$72,174	38.5%	41.2%	$119,622	38.1%	55.7%
Midwest	68,481	36.6	39.1	105,945	33.7	49.3
Northeast	7,924	4.2	4.5	17,525	5.6	8.2
Southeast	23,120	12.3	13.2	40,512	12.9	18.9
West	15,687	8.4	9.0	30,326	9.7	14.1
Total Investments	$187,386	100.0%		$313,930	100.0%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments:

		Amount
For the remaining three months ending March 31:	2010	$2,506
For the fiscal year ending March 31:	2011	23,705
	2012	55,148
	2013	13,260
	2014	61,282
	2015	21,642
	Thereafter	3,043
	Total contractual repayments	$180,586
	Investments in equity securities	45,322
	Unamortized premiums on debt securities	(8)
	Total investments held at December 31, 2009:	$225,900

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

The Company is externally managed by the Adviser, which is controlled by its chairman and chief executive officer, under a contractual investment advisory agreement (the “Advisory Agreement”).  In accordance with the Advisory Agreement, the Company pays the Adviser an annual base management fee of 2% of its average gross assets, which is defined as total assets less uninvested cash and cash equivalents resulting from borrowings, calculated as of the end of the two most recently completed fiscal quarters.  The Advisory Agreement also includes a two-part incentive fee.  On July 8, 2009, the Company’s Board of Directors approved the renewal of its Advisory Agreement with the Adviser through August 31, 2010.

The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying condensed consolidated statements of operations:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Base management fee	$113	$442	$588	$1,303
Credits to base management fee from Adviser:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	(34)	(413)	(265)	(1,220)
Credit for fees received by Adviser from portfolio companies	(93)	(281)	(326)	(744)
Net base management fee	$(14)	$(252)	$(3)	$(661)

Incentive fee	$588	$—	$588	$—
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	—	—	—
Net incentive fee	$588	$—	$588	$—

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(34)	$(413)	$(265)	$(1,220)
Credit for fees received by Adviser from portfolio companies	(93)	(281)	(326)	(744)
Incentive fee credit	—	—	—	—
Credit to base management and incentive fees from Adviser	$(127)	$(694)	$(591)	$(1,964)

Overall, the base management fee due to the Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year. Amounts included in Fee due to Adviser in the accompanying condensed consolidated statements of assets and liabilities were as follows:

	December 31, 2009	March 31, 2009
Unpaid base management fee due to Adviser	$(14)	$(114)
Unpaid loan servicing fee due to Adviser	219	301
Unpaid incentive fee due to Adviser	588	—
Total Due to Adviser	$793	$187

Loan Servicing and Portfolio Company Fees

The Adviser also services the loans held by Business Investment, in return for which it receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.  For the three and nine months ended December 31, 2009, the Company recorded loan servicing fees due to the Adviser of $886 and $2,892, respectively, as compared to $1,258 and $3,769 for the three and nine months ended December 31, 2008, respectively, all of which were deducted against the 2.0% base management fee in order to derive the Base management fee line item in the accompanying condensed consolidated statements of operations.

Under the Advisory Agreement, the Adviser has also provided and continues to provide managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”).  Under the Administration Agreement, the Company pays separately for administrative services.  The Company recorded administration fees of $156 and $527 for the three and nine months ended December 31, 2009, respectively, as compared to administration fees of $195 and $642 for the three and nine months ended December 31, 2008, respectively.  As of December 31, 2009 and March 31, 2009, $156 and $179, respectively, was unpaid and included in Fee due to Administrator in the accompanying condensed consolidated statements of assets and liabilities.  On July 8, 2009, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2010.

NOTE 5. BORROWINGS

Line of Credit

On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender.  In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank under the prior credit agreement.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  The Credit Facility matures on April 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of the maturity date.  Advances under the Credit Facility generally bear interest at the 30-day LIBOR rate (subject to a minimum rate of 2%), plus 5% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  As of December 31, 2009, the Company has approximately $26.8 million of principal outstanding with approximately $22.6 million of availability under the line of credit.

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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies without lenders consent. The facility also limits payments on distributions to the aggregate net investment income for the prior twelve months preceding April 2010. As of December 31, 2009, Business Investment was in compliance with all of the facility covenants.  The Company is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property.  The Credit Facility also requires the Company to comply with other financial and operational covenants, which require the Company to, among other things, maintain certain financial ratios, including asset and interest coverage a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement.

In conjunction with entering into the Credit Facility, the Company amended a performance guaranty which remains substantially similar to the form under the previous credit facility. The performance guaranty requires the Company to maintain a minimum net worth of $169 million plus 50% of all equity and subordinated debt raised after April 14, 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain its status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2009, the Company was in compliance with the covenants under the performance guaranty.

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

On September 29, 2009, the Company purchased $85.0 million of short-term United States Treasury securities through Jefferies.  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.66%.  On October 2, 2009, when the securities matured, the Company repaid the $75.0 million loan from Jefferies in full and repaid the $10.0 million drawn on the Credit Facility.

On December 29, 2009, the Company purchased $85.0 million of short-term United States Treasury securities through Jefferies.  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.59%.  On January 7, 2010, when the securities matured, the Company repaid the $75.0 million loan from Jefferies in full and, on January 8, 2010, repaid the $10.0 million drawn on the Credit Facility.

Fair Value

The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments.  The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date.  Due to the nine day duration of the short-term loan, cost approximated fair value.  The following table presents the Credit Facility and short-term loan carried at fair value as of December 31, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820-10:

	As of December 31, 2009
				Total Fair Value
				Reported in
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Credit Facility	$—	$—	$26,883	$26,883
Short-Term Loan	—	—	75,000	75,000
Total	$—	$—	$101,883	$101,883

	As of December 31, 2009
			Total Fair Value
			Reported in Condensed
	Credit	Short-Term	Consolidated Statement of
	Facility	Loan	Assets and Liabilities
Three months ended December 31, 2009:
Fair value at September 30, 2009	$36,278	$75,000	$111,278
Net decrease in principal outstanding	(9,350)	—	(9,350)
Net unrealized depreciation of Credit Facility (a)	(45)	—	(45)
Fair value at December 31, 2009	$26,883	$75,000	$101,883

Nine months ended December 31, 2009:
Fair value at March 31, 2009 (b)	$110,265	$—	$110,265
Net (decrease) increase in principal outstanding	(83,515)	75,000	(8,515)
Net unrealized appreciation of Credit Facility (a)	133	—	133
Fair value at December 31, 2009	$26,883	$75,000	$101,883

(a)   Unrealized depreciation (appreciation) of $45 and ($133) is reported on the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2009, respectively.

(b)   ASC 825 was not adopted until the second quarter of fiscal year 2010; therefore, the Credit Facility is shown at its principal balance outstanding at March 31, 2009 in the table above.

The fair value of the collateral under the Credit Facility was approximately $182.8 million and $309.1 million at December 31, 2009 and March 31, 2009, respectively. The fair value of the collateral under the short-term loan was approximately $85.0 million as of December 31, 2009.

NOTE 6. INTEREST RATE CAP AGREEMENT

In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank and entered into an interest rate cap agreement with BB&T that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45 million at a cost of approximately $39. At December 31, 2009, the interest rate cap agreement had a fair market value of approximately $5. The Company records changes in the fair market value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation on derivative on the Company’s condensed consolidated statements of operations. The interest rate cap agreement expires in April 2010. The agreement provides that the Company’s floating interest rate or cost of funds on a portion of the portfolio’s borrowings will be capped at 9% when the LIBOR rate is in excess of 9%.

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

NOTE 7. COMMON STOCK

As of both December 31, 2009 and March 31, 2009, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 shares of common stock were outstanding.

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

NOTE 8. NET DECREASE IN NET ASSETS PER SHARE RESULTING FROM OPERATIONS

The following table sets forth the computation of basic and diluted net decrease in net assets per share resulting from operations:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Numerator for basic and diluted net decrease in net assets resulting from operations per share	$(4,420)	$(3,940)	$(31,699)	$(7,467)
Denominator for basic and diluted shares	22,080	22,080	22,080	21,368
Basic and diluted net decrease in net assets resulting from operations per share	$(0.20)	$(0.18)	$(1.44)	$(0.35)

NOTE 9. DISTRIBUTIONS

The following table lists the per common share distributions paid for the nine months ended December 31, 2009 and 2008:

Fiscal Year 2010:

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
April 16, 2009	April 27, 2009	May 8, 2009	$0.04
April 16, 2009	May 20, 2009	May 29, 2009	0.04
April 16, 2009	June 22, 2009	June 30, 2009	0.04
July 8, 2009	July 23, 2009	July 31, 2009	0.04
July 8, 2009	August 21, 2009	August 31, 2009	0.04
July 8, 2009	September 22, 2009	September 30, 2009	0.04
October 6, 2009	October 22, 2009	October 30, 2009	0.04
October 6, 2009	November 19, 2009	November 30, 2009	0.04
October 6, 2009	December 22, 2009	December 31, 2009	0.04
		Total	$0.36

Fiscal Year 2009:

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
April 8, 2008	April 22, 2008	April 30, 2008	$0.08
April 8, 2008	May 21, 2008	May 30, 2008	0.08
April 8, 2008	June 20, 2008	June 30, 2008	0.08
July 9, 2008	July 23, 2008	July 31, 2008	0.08
July 9, 2008	August 21, 2008	August 29, 2008	0.08
July 9, 2008	September 22, 2008	September 30, 2008	0.08
October 7, 2008	October 23, 2008	October 31, 2008	0.08
October 7, 2008	November 19, 2008	November 28, 2008	0.08
October 7, 2008	December 22, 2008	December 31, 2008	0.08
		Total	$0.72

Aggregate distributions declared and paid for the three months ended December 31, 2009 and 2008 were approximately $2.6 million and $5.3 million, respectively.  Aggregate distributions declared for the nine months ended December 31, 2009 and 2008 were approximately $7.9 million and $15.5 million, respectively.  All distributions were declared based on estimates of net investment income for the respective fiscal year, and some of the distributions included a return of capital.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

At December 31, 2009, the Company was not party to any signed term sheets for potential investments.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of its Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $500 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of December 31, 2009, the Company has not been required to make any payments on the guaranty of the Finance Facility, and the Company considers the credit risk to be remote.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated all events that have occurred subsequent to December 31, 2009 through the date of the filing of this Form 10-Q on February 8, 2010.

Short-Term Loan Repayment

On January 7, 2010, when the securities purchased on December 30, 2009 through Jefferies matured, the Company repaid the $75.0 million loan from Jefferies in full, and, on January 8, 2010, repaid the $10.0 million drawn on the Credit Facility for the transaction.   Please refer to Note 5, Borrowings for more information.

Distributions

On January 12, 2010, the Company’s Board of Directors declared the following monthly cash distributions:

			Distribution
Declaration Date	Record Date	Payment Date	Per Share
January 12, 2010	January 21, 2010	January 29, 2010	$0.04
January 12, 2010	February 18, 2010	February 26, 2010	0.04
January 12, 2010	March 23, 2010	March 31, 2010	0.04

Portfolio Company Investment Activity

On January 22, 2010, the Company entered into an agreement with Noble Logistics, Inc. to extend the maturity of their revolving credit facility to May 2010.  This was a non-cash transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data unless otherwise indicated).

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely,” “estimate” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

Business Environment

The current economic conditions generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our cost of and significantly limit our access to debt and equity capital and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may also be susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.  An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the fair market value of our aggregate portfolio is likely to continue to decrease during these periods.

The recession has affected the general availability of credit and, as a result, subsequent to our most recent fiscal year end, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market (collectively, the “Syndicated Loan Sales”) in order to repay amounts outstanding under our prior credit facility from Deutsche Bank, which matured in April 2009 and was not extended by that bank. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  We completed additional senior syndicated loan sales in October 2009 (see —Recent Developments—Senior Syndicated Sales section below).  As a result of the settlement of these loan sales, at December 31, 2009, we had two remaining senior syndicated loans, which we plan to exit in the long-term future.  Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. In order to maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities. During the quarter ended December 31, 2009, we fell below the required 50% asset diversification threshold.

Failure to meet the asset diversification test alone will not result in our loss of RIC status. In circumstances where the failure to meet the quarterly 50% asset diversification threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed under the Code’s rules to satisfy the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At December 31, 2009, the third quarterly measurement date following the Syndicated Loan Sales, we satisfied the 50% asset diversification threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the December 31st measurement date, these securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold. Thus, although we currently qualify as a RIC despite our current, and potential future, inability to meet the 50% asset diversification requirement, if we make any additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold.

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

On April 14, 2009, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  Under the terms of the Credit Facility, committed funding was reduced from $125.0 million under our prior facility to $50.0 million. See “—Liquidity and Capital Resources” section below for further information. As of February 8, 2010, approximately $15.0 million was outstanding under the Credit Facility and $33.7 million was available for borrowing due to certain limitations on our borrowing base. As a result of this limited availability under our credit facility, and the restraints upon our investing activities required in order to maintain RIC status under the Code as described above, we are unsure when we will once again be in a position to make any new investments. The Credit Facility also limits our distributions to stockholders and, as a result, we decreased our monthly cash distribution rate in April 2009 by 50% as compared to the prior year period. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. If market instability persists or intensifies, we may experience increasing difficulty in raising capital. We are currently working with our two lending banks to extend our line of credit.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing the Credit Facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our line of credit. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning, generally, that for every dollar of debt, we must have two dollars of assets.

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On February 8, 2010, the closing market price of our common stock was $4.92 which price represented a 38.0% discount to our December 31, 2009 net asset value, or NAV, per share. When our stock is trading below NAV, as it has consistently traded subsequent to September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 13, 2009, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

The recession may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our credit facility.  As of December 31, 2009, we were in compliance with all of the facility covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access for some time. For so long as this is the case, we will continue to focus our near-term strategy primarily on retaining capital and building the value of our existing portfolio companies to increase the likelihood of maintaining potential future returns. We will also, where prudent and possible, continue to consider the sale of lower-yielding investments. This has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, which events may be beyond our control.

Senior Syndicated Loan Valuations

Due to the illiquidity in the market for syndicated loans during the three quarters prior to and including June 30, 2009, a discounted cash flow (“DCF”) methodology was used to value these investments during those periods, following guidance provided under ASC 820-10, “Fair Value Measurements and Disclosures.”  However, in monitoring the market activity during the previous few quarters, we noted changing market conditions indicating a return to liquidity and a better functioning secondary market for syndicated loans.  Therefore, in accordance with ASC 820-10, and following our valuation procedures, which specify the use of third-party indicative bid quotes for valuing syndicated loans where there is a liquid public market for those loans and market pricing quotes are readily available, a third-party bid quote was used to value the unsold senior syndicated loans at December 31, 2009.  Where syndicated loans are sold subsequent to quarter end, the loans are valued at their respective sales prices.  As of the date of this filing, there were no syndicated loans sold subsequent to December 31, 2009.

Recent Developments

Registration Statement

On July 21, 2009, we filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009. The SEC declared the registration statement effective on October 8, 2009 and such registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Senior Syndicated Sales

In October 2009, we completed the sales of certain senior syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate FiberNet, Inc.) and received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million.

Portfolio Company Investment Activity

On October 13, 2009, we refinanced our revolving line of credit with Chase II Holdings Corp. to a third party, and the outstanding balance of $3.5 million, plus accrued interest, was repaid in full.  The proceeds were used to make a repayment on the outstanding amount under our Credit Facility.

During October 2009, one of our portfolio companies entered into an agreement with a third party to act as an advisor in looking at strategic investment alternatives.  It is still premature in the process to speculate on what these strategic alternatives might be or what impact, if any, such activities may have on our investment in the subject portfolio company.

During October 2009, A. Stucki Holding Corp. declared and, on November 3, 2009, paid accrued cash dividends on its preferred stock, of which we received approximately $953.

On November 2, 2009, we entered into an agreement to reduce the available credit limit on Danco Acquisition Corp.’s revolving line of credit from $3.0 million to $1.5 million.  This was a non-cash transaction.

On December 18, 2009, we assumed 100% ownership of Mathey Investments, Inc. (“Mathey”), previously an Affiliate investment, exercising our right after certain defaults on the part of Mathey and subsequent expiration of a forbearance period granted by us.  We disbursed approximately $282 to buy out the previous stockholders of Mathey and to pay for related legal expenses incurred in the process.  Our investment in Mathey has been reclassified from an Affiliate to a Control investment in the condensed consolidated financial statements at December 31, 2009.

On January 26, 2010, we entered into an agreement with Noble Logistics, Inc. to extend the maturity of their revolving credit facility to May 2010.  This was a non-cash transaction.

Short-Term Loan

On December 29, 2009, we purchased $85.0 million of short-term United States Treasury securities through Jefferies & Company, Inc. (“Jefferies”).  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.59%.  On January 7, 2010, when the securities matured, we repaid the $75.0 million loan from Jefferies in full, and, on January 8, 2010, repaid the $10.0 million drawn on the Credit Facility for the transaction.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2009 to the Three Months Ended December 31, 2008

A comparison of our operating results for the three months ended December 31, 2009 and 2008 is below:

	For the three months ended December 31,
	2009	2008	$ Change	% Change
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$489	$2,339	$(1,850)	(79.1)%
Control investments	2,856	3,068	(212)	(6.9)
Affiliate investments	1,605	1,478	127	8.6
Cash and cash equivalents	1	21	(20)	(95.2)
Total interest income	4,951	6,906	(1,955)	(28.3)
Other income	970	96	874	910.4
Total investment income	5,921	7,002	(1,081)	(15.4)

EXPENSES
Loan servicing fee	886	1,258	(372)	(29.6)
Base management fee	113	442	(329)	(74.4)
Incentive fee	588	—	588	NM
Administration fee	156	195	(39)	(20.0)
Interest expense	385	1,823	(1,438)	(78.9)
Amortization of deferred finance costs	436	46	390	847.8
Professional fees	182	69	113	163.8
Stockholder related costs	49	112	(63)	(56.3)
Insurance expense	71	57	14	24.6
Directors’ fees	48	50	(2)	(4.0)
Other	61	57	4	7.0
Expenses before credit from Adviser	2,975	4,109	(1,134)	(27.6)
Credits to base management fee	(127)	(694)	567	(81.7)
Total expenses net of credit to base management fee	2,848	3,415	(567)	(16.6)
NET INVESTMENT INCOME	3,073	3,587	(514)	(14.3)

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Realized loss on sale of Non-Control/Non-Affiliate investments	(1,318)	—	(1,318)	NM
Realized loss on termination of derivative	—	—	—
Net unrealized appreciation (depreciation) of Non-Control/Non-Affiliate investments	1,383	(6,988)	8,371	NM
Net unrealized (depreciation) appreciation of Control investments	(8,853)	1,755	(10,608)	NM
Net unrealized appreciation (depreciation) of Affiliate investments	1,257	(2,294)	3,551	NM
Net unrealized depreciation of derivative	(7)	—	(7)	NM
Net unrealized depreciation of borrowings under line of credit	45	—	45	NM
Net loss on investments and borrowings under line of credit	(7,493)	(7,527)	34	NM

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,420)	$(3,940)	$(480)	12.2%

NM = Not Meaningful

Investment Income

Total investment income decreased for the three months ended December 31, 2009 as compared to the prior year period. This decrease was due mainly to a decrease in the size of our loan portfolio, specifically the senior syndicated loans, as well as continuing decreases in LIBOR, as compared to the prior year period.

Interest income from our investments in debt securities decreased for the three months ended December 31, 2009, as compared to the prior year period for multiple reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The average cost basis of our interest-bearing investment portfolio during the three months ended December 31, 2009 was approximately $179.6 million, compared to approximately $296.0 million for the prior year period, due primarily to the aggregate senior syndicated loan sales that occurred during the current year period.  Also contributing to the decrease in our interest income from investments in debt securities was a decrease in the average LIBOR between the two periods, which was approximately 0.24% for the three months ended December 31, 2009, as compared to 2.17% for the prior year period.

Interest income from Non-Control/Non-Affiliate investments decreased for the three months ended December 31, 2009 due to an overall reduction in the size and number of Non-Control/Non-Affiliate investments held at December 31, 2009, as compared to the prior year period.  At December 31, 2008, we held positions in 35 Non-Control/Non-Affiliate investments; however, as a result of the Syndicated Loan Sales, only four Non-Control/Non-Affiliate investments were held at December 31, 2009.  Also contributing to the decrease in interest income from Non-Control/Non-Affiliate investments was a decrease in the average LIBOR between the two periods.

Interest income from Control investments decreased slightly for the three months ended December 31, 2009, as compared to the prior year period, driven primarily by lower average principal balances outstanding on loans to these companies during the current quarter.  Decreases in LIBOR played a minimal role in the decline in interest income from Control investments, as the majority of these loans include interest rate floors.

Interest income from Affiliate investments increased slightly for the three months ended December 31, 2009, as compared to the prior year period, mainly due to interest rate increases that occurred on loans to certain Affiliate portfolio companies.

The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Three months ended December 31, 2009

	Interest
Company	Income	%
Chase II Holdings Corp.	$620	12.5%
Galaxy Tools Holding Corp.	595	12.0
A. Stucki Holding Corp.	572	11.6
Mathey Investments, Inc.	479	9.7
Danco Acquisition Corp.	458	9.2
Subtotal	$2,724	55.0%
Other companies	2,226	45.0
Total portfolio interest income	$4,950	100.0%

Three months ended December 31, 2008

	Interest
Company	Income	%
A. Stucki Holding Corp.	$764	11.1%
Chase II Holdings Corp.	708	10.3
Galaxy Tools Holdings Corp.	595	8.6
Noble Logistics, Inc.	431	6.3
Acme Cryogenics, Inc.	426	6.2
Subtotal	$2,924	42.5%
Other companies	3,961	57.5
Total portfolio interest income	$6,885	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the three months ended December 31, 2009 was 10.68%, compared to 8.76% for the prior year period.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  The increase in the weighted average yield for the current quarter resulted primarily from our sale of lower interest-bearing senior syndicated loans subsequent to December 31, 2008.

Interest income from invested cash and cash equivalents decreased for the three months ended December 31, 2009, as compared to the prior year period.  This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the year to pay down our line of credit.

Other income increased for the three months ended December 31, 2009, as compared the prior year period, due to the receipt of approximately $953 of accrued cash dividends from A. Stucki Holding Corp.  The remaining balance in other income is comprised mainly of loan amendment fees that are amortized over the remaining lives of the respective loans, as well as other miscellaneous income amounts.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased for the three months ended December 31, 2009, primarily due to a reduction in interest expense associated with the Credit Facility, as well as an overall decrease in the amount of fees due to our Adviser, partially offset by an increase in deferred financing fees related to the Credit Facility entered into in April 2009, as compared to the three months ended December 31, 2008.

Loan servicing fees decreased for the three months ended December 31, 2009, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio, and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees is a result of the reduced size of our pledged loan portfolio, caused primarily by the Syndicated Loan Sales.

The base management fee decreased for the three months ended December 31, 2009, as compared to the prior year period, which is reflective of fewer total assets held during the quarter ended December 31, 2009 when compared to the prior year quarter. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on June 2, 2009 and is summarized in the table below:

	Three months ended December 31,
	2009	2008
Base management fee	$113	$442

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5%	(34)	(413)
Credit for fees received by Adviser from the portfolio companies	(93)	(281)
Credit to base management fee from Adviser	(127)	(694)

Net base management fee	$(14)	$(252)

An incentive fee was earned by the Adviser during the current quarter, due in part to a one-time dividend received from A. Stucki Holding Corp.  The incentive fee and any associated credits are summarized in the table below:

	Three months ended December 31,
	2009	2008
Incentive fee	$588	$—
Credit from voluntary, irrevocable and unconditional waiver issued by Adviser’s board of directors	—	—
Net incentive fee	$588	$—

The administration fee decreased slightly for the three months ended December 31, 2009, as compared the prior year period.  This decrease is also a result of fewer total assets held during the quarter ended December 31, 2009 in relation to the other funds administered by Gladstone Administration, LLC, as compared to the prior year period.  The calculation of the administration fee is described in detail above under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on June 2, 2009.

Interest expense decreased for the three months ended December 31, 2009, as compared to the prior year period as a direct result of decreased borrowings under the Credit Facility during the current quarter.  The weighted average balance outstanding on our line of credit during the quarter ended December 31, 2009 was approximately $16.9 million, as compared to $117.9 million in the comparable prior year period.

Other operating expenses (including amortization of deferred financing fees, professional fees, stockholder related costs, insurance expense, directors’ fees and other direct expenses) increased over the comparable prior year period, driven primarily by increases in deferred financing fees related to the Credit Facility entered into in April 2009 and an increase in professional fees, mainly in additional auditing and accounting fees accrued in the current quarter.

Realized and Unrealized (Loss) Gain on Investments

Realized Losses

During the three months ended December 31, 2009, we completed the sales of certain syndicated loans for aggregate proceeds of $5.5 million and recorded a realized loss of $1.3 million.  No investments were sold or written off during the three months ended December 31, 2008.  We sold the majority of our senior syndicated loans during the quarter ended June 30, 2009, and we expect to sell the remaining two senior syndicated loans in the long-term future as we attempt to exit the senior syndicated loan market.

Unrealized Appreciation and Depreciation

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended December 31, 2009, we recorded net unrealized depreciation of investments in the aggregate amount of $6.2 million, compared to $7.5 million in the prior year period.  The unrealized appreciation (depreciation) across our investment classes for the three months ended December 31, 2009 was as follows:

Investment Category	Net Unrealized Appreciation (Depreciation)
Non-Control/Non-Affiliate	$1,383
Control	(8,853)
Affiliate	1,257
Total	$(6,213)

We recorded approximately $1.4 million of net unrealized appreciation on our Non-Control/Non-Affiliate investments for the quarter ended December 31, 2009, driven primarily by the reversal of previously unrealized losses associated with the HMTBP sale, as well as a modest appreciation in the value of American Greetings Corp.  For the three months ended December 31, 2008, we recorded approximately $7.0 million of unrealized depreciation on our Non-Control/Non-Affiliate investments.

Our Control investments experienced the most significant net unrealized depreciation in our total portfolio, particularly our equity holdings, which alone depreciated in value by an aggregate of $9.0 million during the quarter ended December 31, 2009.  This depreciation in equity securities primarily related to depreciation of our equity positions in A. Stucki Holding Corp., Acme Cryogenics, Inc. and Chase II Holdings Corp., as well as the inclusion of approximately $0.8 million of unrealized depreciation on our equity position in Mathey, as a result of the reclassification of Mathey as a Control investment during the quarter, partially offset by an increase in the value of our equity position in Cavert II Holdings Corp.  The debt portion of our Control investments appreciated in value by an aggregate of approximately $0.1 million during the current quarter, which includes approximately $0.2 million of unrealized depreciation on our debt investments in Mathey, resulting from the reclassification of Mathey as a Control investment during the quarter.  For the three months ended December 31, 2008, we recorded approximately $1.8 million of unrealized appreciation on our Control investments.

We recorded approximately $1.3 million of net unrealized appreciation on our Affiliate investments during the quarter ended December 31, 2009, consisting of approximately $2.0 million of net unrealized appreciation in equity positions, partially offset by approximately $0.7 million of unrealized depreciation related to the debt positions.  This increase was primarily a result of an increase in the value of our equity position in Quench Holdings Corp. and the impact of the reversal of the unrealized depreciation on our debt and equity investments in Mathey as a result of the reclassification of Mathey to a Control investment.  Partially offsetting this increase was a decline in the value of our debt investment in Noble Logistics, Inc.  For the three months ended December 31, 2008, we recorded approximately $2.3 million of unrealized depreciation on our Affiliate investments.

Over our entire investment portfolio, we recorded an aggregate of approximately $0.8 million of net unrealized appreciation on our debt positions for the quarter ended December 31, 2009, while our equity holdings experienced an aggregate of approximately $7.0 million of net unrealized depreciation.  At December 31, 2009, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $38.5 million, as compared to $32.3 million at September 30, 2009, representing an increase in net unrealized depreciation of $6.2 million for the quarter.  We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets even though we saw some return of market liquidity within the senior syndicated loan markets, a general decrease in multiples paid for companies and the general downturn in economic conditions negatively affecting the performance of some of our portfolio companies.  Due to continued depreciation in our investments, our entire portfolio was fair valued at 83.0% of cost as of December 31, 2009, compared to 90% of cost as of March 31, 2009.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation of Borrowings Under Line of Credit

During the quarter ended December 31, 2009, we recorded unrealized depreciation of $45 for the line of credit that was fair valued in accordance with ASC 825 by an independent third party.  ASC 825 was not applicable for the three months ended December 31, 2008.

Derivatives

During the quarter ended June 30, 2009, we cancelled our prior interest rate cap agreements and entered into a new interest rate cap agreement with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $39 in conjunction with this agreement.  As of December 31, 2009, the derivative had a fair value of approximately $5, and unrealized depreciation of $7 was recorded for the three months ended December 31, 2009.  For the comparable prior year period, the fair market value of our prior interest rate cap agreements remained flat.

Net Decrease in Net Assets Resulting from Operations

For the three months ended December 31, 2009, we recorded a net decrease in net assets resulting from operations of $4.4 million as a result of the factors discussed above. For the three months ended December 31, 2008, we recorded a net decrease in net assets resulting from operations of $3.9 million.  Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the quarters ended December 31, 2009 and 2008 were $0.20 and $0.18, respectively.

Comparison of the Nine Months Ended December 31, 2009 to the Nine Months Ended December 31, 2008

A comparison of our operating results for the nine months ended December 31, 2009 and 2008 is below:

	For the nine months ended December 31,
	2009	2008	$ Change	% Change
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$1,840	$6,797	$(4,957)	(72.9)%
Control investments	8,593	8,372	221	2.6
Affiliate investments	4,533	3,938	595	15.1
Cash and cash equivalents	1	67	(66)	(98.5)
Total interest income	14,967	19,174	(4,207)	(21.9)
Other income	1,066	682	384	56.3
Total investment income	16,033	19,856	(3,823)	(19.3)

EXPENSES
Loan servicing fee	2,892	3,769	(877)	(23.3)
Base management fee	588	1,303	(715)	(54.9)
Incentive fee	588	—	588	—
Administration fee	527	642	(115)	(17.9)
Interest expense	1,640	4,009	(2,369)	(59.1)
Amortization of deferred finance costs	1,187	324	863	266.4
Professional fees	502	383	119	31.1
Stockholder related costs	276	413	(137)	(33.2)
Insurance expense	190	165	25	15.2
Directors’ fees	147	145	2	1.4
Other	198	246	(48)	(19.5)
Expenses before credit from Adviser	8,735	11,399	(2,664)	(23.4)
Credits to base management fee	(591)	(1,964)	1,373	(69.9)
Total expenses net of credit to base management fee	8,144	9,435	(1,291)	(13.7)
NET INVESTMENT INCOME	7,889	10,421	(2,532)	(24.3)

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Realized loss on sale of Non-Control/Non-Affiliate investments	(35,922)	(4,215)	(31,707)	752.2
Realized loss on termination of derivative	(53)	—	(53)	NM
Net unrealized appreciation (depreciation) of Non-Control/Non-Affiliate investments	36,597	(7,714)	44,311	NM
Net unrealized (depreciation) appreciation of Control investments	(35,234)	7,728	(42,962)	NM
Net unrealized depreciation of Affiliate investments	(4,862)	(13,687)	8,825	(64.5)
Net unrealized appreciation of derivative	19	—	19	NM
Net unrealized appreciation of borrowings under line of credit	(133)	—	(133)	NM
Net loss on investments and borrowings under line of credit	(39,588)	(17,888)	(21,700)	121.3

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(31,699)	$(7,467)	$(24,232)	324.5%

NM = Not Meaningful

Investment Income

Investment income decreased for the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, due mainly to a reduction in the size of our loan portfolio, as well as decreases in LIBOR over the respective periods.

Interest income from our investments in debt securities decreased for the nine months ended December 31, 2009, as compared to the prior year period for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The average cost basis of our interest-bearing investment portfolio during the nine months ended December 31, 2009 was approximately $210.6 million, compared to approximately $297.9 million for the prior year period.  This decrease was primarily due to the Syndicated Loan Sales that occurred during the current year period, as well as scheduled and unscheduled principal repayments.  Also contributing to the decrease in our interest income from investments in debt securities was a decrease in the average LIBOR between the two periods, which was approximately 0.29% for the nine months ended December 31, 2009, as compared to 2.46% for the prior year period.

Interest income from Non-Control/Non-Affiliate investments decreased for the nine months ended December 31, 2009, as compared to the prior year period, due to an overall reduction in the size and number of Non-Control/Non-Affiliate investments held at December 31, 2009, as compared to the prior year period. At December 31, 2008, we held positions in 35 Non-Control/Non-Affiliate investments; however, as a result of the Syndicated Loan Sales, only four  Non-Control/Non-Affiliate investments were held at December 31, 2009. Also contributing to the decrease in interest income from Non-Control/Non-Affiliate investments was a decrease in the average LIBOR between the two periods.

Interest income from Control investments increased slightly for the nine months ended December 31, 2009, as compared to the prior year period.  The increase is attributable to two additional Control investments, Galaxy Tool Holding Corp., which was acquired during the second quarter of the prior fiscal year, and Country Club Enterprises, LLC, which was purchased in the third quarter of the prior fiscal year, being held for the full nine months ended December 31, 2009, as opposed to a partial period in the prior year. However, this increase was partially offset by the reclassification of Quench from a Control investment to an Affiliate investment, which took place during the second quarter of the prior fiscal year. Continuing decreases in LIBOR played a minimal role in interest income from Control investments during the current year period, as the majority of these loans include interest rate floors.

Interest income from Affiliate investments also increased for the nine months ended December 31, 2009, as compared to the prior year period. This increase was due mainly to the reclassification of Quench Holdings Corp. as an Affiliate investment, as noted above, and the additional interest income accrued under the Affiliate investments classification as a result.

The following table lists the interest income from investments for the five largest portfolio company investments during the respective periods:

Nine months ended December 31, 2009

	Interest
Company	Income	%
Chase II Holdings Corp.	$1,942	13.0%
Galaxy Tools Holding Corp.	1,779	11.9
A. Stucki Holding Corp.	1,723	11.5
Acme Cryogenics, Inc.	1,274	8.5
Danco Acquisition Corp.	1,244	8.3
Subtotal	$7,962	53.2%
Other companies	7,004	46.8
Total portfolio interest income	$14,966	100.0%

Nine months ended December 31, 2008

	Interest
Company	Income	%
Chase II Holdings Corp.	$2,138	11.2%
A. Stucki Holding Corp.	2,110	11.0
Acme Cryogenics, Inc.	1,274	6.7
Cavert II Holding Corp.	1,230	6.4
Noble Logistics, Inc.	1,218	6.4
Subtotal	$7,970	41.7%
Other companies	11,137	58.3
Total portfolio interest income	$19,107	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the nine months ended December 31, 2009 was 10.16%, compared to 8.12% for the prior year period.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  The increase in the weighted average yield for the current year period resulted primarily from our sale of lower interest-bearing senior syndicated loans subsequent to December 31, 2008.

Interest income from invested cash and cash equivalents decreased for the nine months ended December 31, 2009, as compared to the prior year period.  This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the year to pay down our line of credit.

Other income increased for the nine months ended December 31, 2009, as compared to the prior year period, due to the receipt of approximately $953 of accrued cash dividends from A. Stucki Holding Corp.  The remaining balance in other income is comprised mainly of loan amendment fees that are amortized over the remaining lives of the respective loans or recognized into income once the investment is disposed of, as well as other miscellaneous income amounts.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee and incentive fees, decreased for the nine months ended December 31, 2009, primarily due to a reduction in interest expense associated with the Credit Facility, as well as an overall decrease in the amount of fees due to our Adviser, partially offset by an increase in deferred financing fees related to the Credit Facility entered into in April 2009, as compared to the nine months ended December 31, 2008.

Loan servicing fees decreased for the nine months ended December 31, 2009, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding portfolio pledged against the Credit Facility. These fees were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees is a direct result of the reduced size of our pledged loan portfolio, caused primarily by the Syndicated Loan Sales that occurred during the current year period.

The base management fee decreased for the nine months ended December 31, 2009, as compared to the prior year period, which is reflective of fewer total assets held during the nine months ended December 31, 2009 when compared to the prior year period. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. The base management fee is computed quarterly as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed on June 2, 2009, and is summarized in the table below:

	Nine months ended December 31,
	2009	2008
Base management fee	$588	$1,303

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2% fee on senior syndicated loans to 0.5%	(265)	(1,220)
Credit for fees received by Adviser from the portfolio companies	(326)	(744)
Credit to base management fee from Adviser	(591)	(1,964)

Net base management fee	$(3)	$(661)

An incentive fee was earned by the Adviser during the nine months ended December 31, 2009, primarily due to a one-time dividend received from A. Stucki Holding Corp.  The incentive fee and any associated credits for the nine months ended December 31, 2009 and 2008 are summarized in the table below:

	Nine months ended December 31,
	2009	2008
Incentive fee	$588	$—
Credit from voluntary, irrevocable and unconditional waiver issued by Adviser’s board of directors	—	—
Net incentive fee	$588	$—

The administration fee decreased for the nine months ended December 31, 2009, as compared to the prior year period.  The decrease in the current year period was due to an overall reduction of administration staff and related expenses incurred by our Administrator and, further, is a result of fewer total assets held during the quarter ended December 31, 2009 in relation to the other funds administered by Gladstone Administration, LLC, as compared to the prior year period.  The calculation of the administration fee is described in detail under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed on June 2, 2009.

Interest expense decreased for the nine months ended December 31, 2009, as compared to the prior year period, a direct result of decreased borrowings under the Credit Facility during the current period.  The weighted average balance outstanding on our line of credit during the nine months ended December 31, 2009 was approximately $29.0 million, as compared to $106.3 million in the prior year period.

Other operating expenses (including amortization of deferred financing fees, professional fees, stockholder related costs, insurance expense, directors’ fees and other direct expenses) increased over the comparable prior year period, driven primarily by increases in deferred financing fees related to the Credit Facility entered into in April 2009 and an increase in professional fees.  Partially offsetting this increase were decreases in stockholder related costs, such as lower annual meeting costs, and other direct expenses, including decreased backup servicer fees and fewer travel expenses incurred during the current year period.

Realized and Unrealized (Loss) Gain on Investments

Realized Losses

During the nine months ended December 31, 2009, we exited 30 senior syndicated loans and a portion of another senior syndicated loan for aggregate proceeds of approximately $74.7 million in cash and recorded a realized loss of approximately $35.9 million. For the nine months ended December 31, 2008, we received approximately $13.3 million in cash proceeds and recognized a net loss on the sale of nine syndicated loans and the write-off of another syndicated loan in the aggregate amount of $4.2 million. The increase in realized losses is attributable to the Senior Syndicated Loan Sales, which resulted from the liquidity needs associated with the repayment of amounts outstanding under our prior credit facility with Deutsche Bank, which matured in April 2009.

Unrealized Appreciation and Depreciation

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the nine months ended December 31, 2009, we recorded net unrealized depreciation of investments in the aggregate amount of $3.5 million, compared to net unrealized depreciation of investments in the aggregate amount of $13.7 million for the prior year period.  The unrealized appreciation (depreciation) across our investment classes for the nine months ended December 31, 2009 was as follows:

Investment Category	Net Unrealized Appreciation (Depreciation)
Non-Control/Non-Affiliate	$36,597 *
Control	(35,234)
Affiliate	(4,862)
Total	$(3,499)

*            Includes the reversal of approximately $35.7 million of previously recorded unrealized depreciation related to the sale of syndicated loans, which resulted in a $35.9 million of realized loss for the current period.

We recorded approximately $36.6 million of net unrealized appreciation of our Non-Control/Non-Affiliate investments for the nine months ended December 31, 2009, due primarily to the reversal of $35.7 million of previously recorded unrealized depreciation noted in the table above, and appreciation in value in the aggregate amount of approximately $0.9 million on our remaining Non-Control/Non-Affiliate investments. Survey Sampling, LLC, experienced the most significant devaluation; however, this was partially offset by increases in the values of Interstate FiberNet, Inc. and American Greetings Corp.  For the nine months ended December 31, 2008, we recorded approximately $7.7 million of unrealized depreciation on our Non-Control/Non-Affiliate investments.

Our Control investments experienced the most significant net unrealized depreciation in our total portfolio, particularly our equity holdings, which alone depreciated in value by an aggregate of approximately $34.9 million during the nine months ended December

31, 2009.  This depreciation in equity securities primarily related to depreciation of our equity positions in A. Stucki Holding Corp., Acme Cryogenics, Inc., Chase II Holdings Corp., Country Club Enterprises, LLC and Galaxy Tool Holding Corp., as well as the inclusion of approximately $0.8 million of unrealized depreciation on our equity position in Mathey, as a result of the reclassification of Mathey as a Control investment during the nine months ended December 31, 2009, partially offset by an increase in the value of our equity position in Cavert II Holdings Corp.  The debt portion of our Control investments depreciated in value by an aggregate of approximately $0.3 million during the nine months ended December 31, 2009, including approximately $0.2 million of unrealized depreciation on our debt investments in Mathey as a result of the reclassification of Mathey as a Control investment during the nine months ended December 31, 2009.  For the nine months ended December 31, 2008, we recorded approximately $7.7 million of unrealized appreciation on our Control investments.

We recorded approximately $4.9 million of net unrealized depreciation on our Affiliate investments during the nine month period ended December 31, 2009, consisting of approximately $3.6 million of net unrealized depreciation in equity positions and $1.3 million of unrealized depreciation related to debt positions.  This decrease was primarily due to decreases in the value of our equity positions in Danco Acquisition Corp. and Tread Corp. and in our debt investments in Noble Logistics, Inc.  Partially offsetting the net decrease were increases in the value of our debt investments in Danco Acquisition Corp., as well as an appreciation in the value of our overall investment in Quench Holdings Corp.  For the nine months ended December 31, 2008, we recorded approximately $13.7 million of unrealized depreciation on our Affiliate investments.

Over our entire investment portfolio, we recorded an aggregate of approximately $34.9 million of net unrealized appreciation on our debt positions for the nine months ended December 31, 2009, while our equity holdings experienced an aggregate of approximately $38.4 million of net unrealized depreciation.  At December 31, 2009, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $38.5 million, as compared to $35.0 million at March 31, 2009, representing net unrealized appreciation of $3.5 million for the period.  We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets even though we saw some return of market liquidity within the senior syndicated loan markets.  Although our investment portfolio has depreciated, our entire portfolio was fair valued at 83.0% of cost as of December 31, 2009.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Appreciation of Borrowings Under Line of Credit

During the nine months ended December 31, 2009, we recorded unrealized appreciation of $133 for the line of credit that was fair valued in accordance with ASC 825 by an independent third party.  We adopted ASC 825 during June 2009 and the Credit Facility was valued as its cost basis for that period. ASC 825 was not applicable for the nine months ended December 31, 2008.

Derivatives

During the nine months ended December 31, 2009, we cancelled our prior interest rate cap agreements, recorded a realized loss of $53, and entered into a new interest rate cap agreement with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $39 in conjunction with this agreement.  As of December 31, 2009, the derivative had a fair value of approximately $5, representing an unrealized depreciation of $34 for the nine months ended December 31, 2009 on our current interest rate cap agreement.  For the prior year period, the fair market value of our prior interest rate cap agreements remained flat.

Net Decrease in Net Assets Resulting from Operations

For the nine months ended December 31, 2009, we recorded a net decrease in net assets resulting from operations of $31.7 million as a result of the factors discussed above. For the nine months ended December 31, 2008, we recorded a net decrease in net assets resulting from operations of $7.5 million.  Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the nine months ended December 31, 2009 and 2008 were $1.44 and $0.35, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2009 was approximately $172.8 million and consisted primarily of proceeds from borrowings under the short-term loan, as discussed in Note 7, Short-Term Loan, in the accompanying notes to the condensed consolidated financial statements, proceeds received from the syndicated loan sales and the net loss realized on those sales, and principal payments received from existing investments. For the nine months ended December 31, 2008, net cash provided by operating activities was approximately $5.6 million and consisted primarily of principal loan repayments, proceeds from the sale of existing portfolio investments, and net unrealized depreciation of our investments, partially offset by the purchase of three new investments and add-ons to existing investments.

At December 31, 2009, we had investments in equity of, loans to, or syndicated participations in 16 private companies with a cost basis totaling approximately $225.9 million.  At December 31, 2008, we had investments in equity of, loans to, or syndicated participations in 47 private companies with an aggregate cost basis of approximately $354.2 million.  A summary of our investment activity for the nine months ended December 31, 2009 and 2008 is as follows:

Quarter Ended	Investment Disbursements (1)		Principal Repayments (2)		Proceeds from Sales/Exits (3)	Net Loss on Disposal (3)
June 30, 2009	$1,500	(a)	$7,575	(a)	$69,222	$(34,604)
September 30, 2009	318		2,757		—	—
December 31, 2009	595		4,496		5,484	(1,318)
Total	$2,413		$14,828		$74,706	$(35,922)

Quarter Ended	Investment Disbursements (1)	Principal Repayments (2)	Proceeds from Sales/Exits (3)	Net Loss on Disposal (3)
June 30, 2008	$8,980	$3,493	$13,246	$(1,717)
September 30, 2008	27,632	18,791	50	(2,498)
December 31, 2008	11,043	4,469	—	—
Total	$47,655	$26,753	$13,296	$(4,215)

(a)         Includes a non-cash transaction whereby a portfolio company, Cavert II Holdings Corp., drew $850 on its revolving line of credit and immediately used the proceeds to pay down its senior term A and senior term B loans.  No cash was disbursed in this transaction, as it was simply a transfer of balance.  The $850 drawn on the credit line was subsequently paid off in full, and the line of credit was sold to a third party for a nominal fee.

(1) Investment Disbursements:

	New Investments		Disbursements to Existing		Total
Quarter Ended	Companies	Investments	Portfolio Companies		Disbursements
June 30, 2009	0	$—	$1,500	(a)	$1,500	(a)
September 30, 2009	0	—	318		318
December 31, 2009	0	—	595		595
Total	0	$—	$2,413		$2,413

	New Investments			Disbursements to Existing	Total
Quarter Ended	Companies		Investments	Portfolio Companies	Disbursements
June 30, 2008	1	(b)	$5,753	$3,227	$8,980
September 30, 2008	2	(c)	25,210	2,422	27,632
December 31, 2008	1	(d)	10,725	318	11,043
Total	4		$41,688	$5,967	$47,655

(a)         See note (a) above.

(b)         Tread Corporation.

(c)          Consists of aggregate investments in the amount of $21.4 million in Galaxy Tool Corp. and an add-on investment of $3.8 million in A. Stucki Holding Corp. to finance its acquisition of AlcoSprings.

(d)         Country Club Enterprises, LLC.

(2) Principal Repayments:

Quarter Ended	Scheduled Principal Repayments	Unscheduled Principal Repayments (a)		Total Principal Repayments
June 30, 2009	$2,004	$5,571	(b)	$7,575
September 30, 2009	387	2,370	(c)	2,757
December 31, 2009	396	4,100	(d)	4,496
Total	$2,787	$12,041		$14,828

Quarter Ended	Scheduled Principal Repayments	Unscheduled Principal Repayments (*)		Total Principal Repayments
June 30, 2008	$2,516	$977		$3,493
September 30, 2008	3,294	15,497	(e)	18,791
December 31, 2008	2,018	2,451		4,469
Total	$7,828	$18,925		$26,753

(a)         Includes principal repayments due to excess cash flows, covenant trips, exits, refinancings, etc.

(b)         Includes principal payments received in connection with the refinancings of A. Stucki Holding Corp. and Cavert II Holdings Corp.

(c)          Includes $2.0 million voluntary prepayment from Cavert II Holdings Corp. on its Senior Term Debt.

(d)         Includes full repayment of Chase II Holdings Corp. line of credit in the amount of $3.5 million.

(e)          Includes early payoff of Hudson in the amount of $6.0 million and principal proceeds of $7.0 million received in connection with the Quench Holdings Corp. restructuring.

(3) Investment Sales / Exits:

Quarter Ended	Number of Investments Exited		Proceeds Received		Position Exited	Unamortized Loan Costs (a)	Net Loss on Exit
June 30, 2009	29	(b)	$69,222		$103,772	$55	$(34,604)
September 30, 2009	0		—		—	—	—
December 31, 2009	2	(c)	5,484		6,810	(8)	(1,318)
Total	31		$74,706		$110,582	$47	$(35,922)

Quarter Ended	Number of Investments Exited		Proceeds Received		Position Exited	Unamortized Loan Costs (#)	Net Loss on Exit
June 30, 2008	9	(d)	$13,246		$14,926	$37	$(1,717)
September 30, 2008	2	(e)	50	(f)	2,530	18	(2,498)
December 31, 2008	0		—		—	—	—
Total	11		$13,296		$17,456	$55	$(4,215)

(a)   Includes the balance of premiums, discounts, acquisition costs, and deferred compensation unamortized at time of exit.

(b)   One syndicated loan (Critical Homecare Solutions) was sold in two separate installments.

(c)   Includes the partial sale of Interstate FiberNet, Inc.

(d)         Includes the partial sale of three syndicated loans still held subsequent to June 30, 2008 (CRC Health Group, Graham Packaging and Pinnacle Foods).  One syndicated loan (NPC International) was sold in two separate installments.

(e)          Includes the write-off of Lexicon and early payoff of Hudson.

(f)           Dividends received in excess of the gain realized on the restructuring of Quench Holdings Corp., which reduced our equity basis in the investment.

Investment Activity

As discussed elsewhere in this report, during April and May of 2009, we sold 29 of our senior syndicated loans held at March 31, 2009 for an aggregate of approximately $69.2 million in cash proceeds and recorded a realized loss of approximately $34.6 million in connection with these sales. These loans were sold to pay down all unpaid principal and interest owed to Deutsche Bank under our prior credit facility. Additionally, in October 2009, we completed the sales of certain senior syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate FiberNet, Inc.) to various investors in the syndicated loan market and received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million.

In April 2009, we received cash payments in the aggregate of approximately $2.9 million from A. Stucki Holding Corp. and Cavert II Holdings Corp., representing prepayments on their respective principal amounts due.  Furthermore, in October 2009, our revolving line of credit with Chase II Holdings Corp. was refinanced, and the outstanding balance of $3.5 million was repaid in full.  See Note 3, Investments in our notes to the condensed consolidated financial statements for additional information on these activities.

During October 2009, one of our portfolio companies entered into an agreement with an investment banker to act as an advisor in assessing strategic investment alternatives.  It is premature in the process to speculate on what these strategic alternatives might be or what impact, if any, such activities may have on our investment in the subject portfolio company.

During October 2009, A. Stucki Holding Corp. declared and paid accrued cash dividends on its preferred stock, of which we received approximately $953.

Short-term Loan Agreement

On December 29, 2009, we purchased $85.0 million of short-term United States Treasury securities through Jefferies.  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.59%.  On January 7, 2010, the securities matured, and we repaid the $75.0 million loan from Jefferies in full and, on January 8, 2010, repaid the $10.0 million drawn on the Credit Facility for purposes of this transaction.  If necessary and available to us, we may use a similar form of loan agreement in future quarters as a financing option in order to satisfy certain quarterly asset diversification requirements and maintain our status as a RIC under Subchapter M of the Code.

Our most recent investment in a new portfolio company occurred in November 2008.  In light of current economic conditions, limited borrowings available under the Credit Facility, constraints on our ability to access the capital markets and the restraints upon our investing activities required to maintain our RIC status, our near-term strategy will be focused on retaining capital and building the value of our existing portfolio companies.  We will also, where prudent and possible, consider the sale of lower-yielding investments. This strategy has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, events which may be beyond our control, and our ability to satisfy the asset diversification test under the Code.  As our capital constraints and asset diversification improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economic condition and that are likely to produce attractive long-term returns for our stockholders.

Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2009 was approximately $92.2 million, which consisted primarily of net repayments made on the line of credit, in connection with the termination of our prior credit facility, and distributions paid to our stockholders.  During the nine months ended December 31, 2008, net cash used in financing activities was approximately $1.8 million, due mainly to net repayments made on the credit facility in excess of borrowings and distributions paid, partially offset by the Rights Offering (as defined below).

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.04 per common share during each month of the quarter ended December 31, 2009.  Generally we seek to distribute 100% of our ordinary income in order to avoid taxes on our income.  For the nine months ended December 31, 2009, our distributions to stockholders of approximately $7.9 million exceeded our net investment income by approximately $60. We declared these distributions based on our estimates of net investment income for the fiscal year. During the first quarter of fiscal year 2010, we reduced our monthly distribution from $0.08 to $0.04 per common share.

Section 19(a) Disclosure

Our Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System (“LENS”) and also sends to its registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until our final books and records are finalized for the calendar year. Following the calendar year end, after definitive information has been determined by us, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to our stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended December 31, 2009:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
October 30, 2009	$0.037	$0.003	$0.040
November 30, 2009	0.040	—	0.040
December 31, 2009	0.042	(0.002)	0.040

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of our monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the quarter ended December 31, 2009, the following corrections were made to the above listed estimates for that quarter:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
October 30, 2009	$0.042	$(0.002)	$0.040
November 30, 2009	0.081	(0.041)	0.040
December 31, 2009	0.016	0.024	0.040

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
January 29, 2010	$0.042	$(0.002)	$0.040
February 26, 2010	0.035	0.005	0.040
March 31, 2010	0.045	(0.005)	0.040

Issuance of Equity

On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the SEC that was amended on October 2, 2009.  The Registration Statement was declared effective on October 8, 2009, and it will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, senior common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities. To date, we have incurred approximately $64 of costs in connection with the Registration Statement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At December 31, 2009, our stock closed trading at $4.56, representing a 42.5% discount to our net asset value of $7.93 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

We raised additional capital within these regulatory constraints in April 2008 through an offering of transferable subscription rights to purchase additional shares of common stock (the “Rights Offering”). Pursuant to the Rights Offering, we sold 5,520,033 shares of our common stock at a subscription price of $7.48 per share, which represented a purchase price equal to 93% of the weighted average closing price of our stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by us, were approximately $40.4 million and were used to repay outstanding borrowings under our line of credit. Should our common stock continue to trade below its net asset value per share, we may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that we will be successful in our efforts to raise capital.

Future Capital Resources

At our 2009 annual stockholders meeting, our stockholders approved a proposal that allows us to issue long-term rights, including warrants to purchase shares of our common stock at an exercise price per share that will not be less than the greater of the market value or net asset value of our common stock at a time such rights may be issued.  This proposal is in effect until our next annual stockholders meeting, currently scheduled for August 2010, at which time we currently expect that we will ask our stockholders to vote in favor of renewing this proposal for another year.

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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity, prohibit certain significant transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders consent. The Credit Facility also limits the borrower and industry concentrations of loans that are eligible to secure advances as well as limits on payments of distributions limited to the aggregate net investment income for the prior twelve months preceding April 2010. As of December 31, 2009, Business Investment was in compliance with all of the facility covenants. We are also subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property.  The Credit Facility also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement.

As of February 8, 2010, there was approximately $15.0 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 7.0%, and the remaining borrowing capacity under the Credit Facility was approximately $33.7 million.

During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank and entered into a new interest rate cap agreement with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $39 in conjunction with this agreement.  As of December 31, 2009, the interest rate cap agreement had depreciated by approximately $34 and had a fair value of $5.

In conjunction with entering into the Credit Facility, we amended a performance guaranty which remains substantially similar to the form under the previous credit facility. The performance guaranty requires us to maintain a minimum net worth of $169.0 million plus 50% of all equity and subordinated debt raised after April 14, 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2009, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. During the nine months ended December 31, 2009, net unrealized depreciation on our investments was approximately $3.5 million, primarily brought about by continuing devaluations in our equity holdings of various portfolio companies, partially offset by the reversal of $35.7 million of previously unrealized depreciation on syndicated loans that were sold during the period, compared to an unrealized depreciation of approximately $13.7 million during the prior year period. Given the continued deterioration in the capital markets, net unrealized depreciation in our portfolio may continue to threaten our ability to comply with the covenants under the Credit Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we were unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions, as more fully described below.

The Credit Facility matures on April 14, 2010, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity (April 14, 2011) and all collections of principal from our loans will be required to be used to pay outstanding principal under the Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets, which have significantly deteriorated over the last several quarters and may decline further.  Consequently, any renewal, extension or refinancing of the Credit Facility may result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions.  For instance, in connection with the establishment of the Credit Facility, the size of the line was reduced from $125.0 million under our prior facility to $50.0 million under the Credit Facility, as Deutsche Bank, who was a committed lender of our prior credit facility, elected not to participate in the new facility and withdrew its commitment.  If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders.  Our inability to pay distributions could result in us failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million for the first quarter of fiscal year 2010.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Contractual Obligations and Off-Balance Sheet Arrangements

We were not a party to any signed term sheets for potential investments as of December 31, 2009.

In October 2008, we executed a guaranty of a vehicle finance facility agreement between Ford Motor Credit Company (“FMC”) and Auto Safety House, LLC (“ASH”), one of our Control investments (the “Finance Facility”).  The Finance Facility provides ASH with a line of credit of up to $0.5 million for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of December 31, 2009, we have not been required to make any payments on the guaranty of the Finance Facility, and we consider the credit risk to be remote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process, which was modified during the quarter ended September 30, 2009, as our most critical accounting policy.

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

We adopted ASC 820-10 on April 1, 2008. In part, ASC 820-10 defines fair value and establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new guidance provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The guidance also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

See Note 3, Investments in the accompanying notes to the condensed consolidated financial statements for additional information regarding fair value measurements and our adoption of ASC 820-10.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments.  When these specific third-party appraisals are engaged or accepted, we would use estimates of value provided by such appraisals and our own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value the investment we have in that business.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using estimated net present values of the future cash flows or discounted cash flows. The use of a DCF methodology follows that prescribed by ASC 820-10, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820-10 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

Through December 31, 2009, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets.  Thus, firm bid prices or indicative bids were used to fair value our remaining syndicated loans at December 31, 2009.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities.

(1)        Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid PIK interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees (conditional interest included in some loan securities) when we determine that there is a reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by

SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying condensed consolidated financial statements.

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

•                  the comparison to publicly traded securities; and

•                  DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the total enterprise value of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of total enterprise value over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the total enterprise value of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.  If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)        Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820-10, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in ASC 820-10). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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

(a)                    The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  At December 31, 2009, one investment, ASH Holdings Corp., was on non-accrual for approximately $1.7 million at fair value, or 0.9% of the aggregate fair value of our investment portfolio.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio at December 31, 2009 and March 31, 2009, representing approximately 93% and 59%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2009	March 31, 2009
Highest	8.0	7.0
Average	5.8	5.5
Weighted Average	5.5	5.1
Lowest	3.0	2.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO at December 31, 2009 and March 31, 2009, representing approximately 1% and 12%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2009	March 31, 2009
Highest	6.0	9.0
Average	6.0	8.0
Weighted Average	6.0	8.0
Lowest	6.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2009 and March 31, 2009, representing approximately 6% and 29%, respectively, of all loans in our portfolio at the end of each period:

Rating	December 31, 2009	March 31, 2009
Highest	B+/Ba3	BB/Ba2
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	-/B2	CCC+/B3

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements.  Under the annual distribution requirements, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code.  Our policy is to pay out as distributions up to 100% of that amount.

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

Revenue Recognition

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected.  Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest.  At December 31, 2009, one Control investment, ASH Holdings Corp., was on non-accrual with a fair value of approximately $1.7 million, or 0.9% of the fair value of all loans held in our portfolio at December 31, 2009.  At March 31, 2009, one Control investment, ASH Holdings Corp., was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans held in our portfolio at March 31, 2009. Conditional interest, or a success fee, is recorded when earned upon full repayment of a loan investment. To date we have not recorded any conditional interest. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. During the quarter ended December 31, 2009, we recorded and collected approximately $953 of cash dividends on preferred shares of A. Stucki Holding Corp; otherwise, we have not accrued for any other such dividend income.

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

Our Adviser receives fees for the other services it provides to our portfolio companies. These other fees are typically non-recurring, are recognized as revenue when earned and are generally paid directly to our Adviser by the borrower or potential borrower upon the closing of the investment. The services our Adviser provides to our portfolio companies vary by investment, but generally include a broad array of services such as investment banking services, arranging bank and equity financing, structuring financing from multiple lenders and investors, reviewing existing credit facilities, restructuring existing investments, raising equity and debt capital, turnaround management, merger and acquisition services and recruiting new management personnel. When our Adviser receives fees for these services, 50% of certain of those fees are voluntarily and irrevocably credited against the base management fee that we pay to our Adviser. Any services of this nature subsequent to the closing would typically generate a separate fee at the time of completion.

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

Recent Accounting Pronouncements

Refer to Note 2 Summary of Significant Accounting Policies in the accompanying notes to our condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates.  We estimate that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates and approximately 80% will be made at variable rates.   As of December 31, 2009, our portfolio consisted of the following breakdown in relation to all outstanding debt:

17%	variable rates
48	variable rates with a floor
35	fixed rates
100%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2009 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the SEC on June 2, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section in our final prospectus dated October 8, 2009, as filed with the SEC on October 14, 2009 (the “Final Prospectus”).  In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Final Prospectus.

Any inability to renew, extend or replace our credit facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

Availability under the Credit Facility will terminate on April 14, 2010 and if the facility is not renewed or extended by such date, all principal and interest will be due and payable within one year of maturity.  Between the maturity date and April 14, 2011, our lenders have the right to apply all interest income to amounts outstanding under the Credit Facility.  As of February 8, 2010, there was approximately $15.0 million of borrowings outstanding on the Credit Facility.  There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets. Consequently, any renewal, extension or refinancing of the Credit Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions to stockholders. For instance, in connection with our most recent renewal, the size of our credit facility was reduced from $125 million to $50 million. If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or maintain our distributions to stockholders. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the credit facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

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

GLADSTONE INVESTMENT CORPORATION

	By:	/s/ David Watson
David Watson
Chief Financial Officer

Date: February 8, 2010

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