Form 10-K
period 2010-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2010-05-24
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2009, based on the closing price on that date of $4.85 on the NASDAQ Global Select Market, was $105,676,160. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,080,133 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 21, 2010.

Documents Incorporated by Reference.  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH 31, 2010

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

Item 1.  Business

Overview

We were established primarily for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. When we invest in buyouts we do so with the management team of the portfolio companies and with other buyout funds.  We also sometimes invest in senior secured loans, common stock and, to a much lesser extent, senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments.

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005 we completed an initial public offering and commenced operations. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company (“ BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).  In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

We seek to achieve returns from current income from senior, subordinated and mezzanine debt, and capital gains from preferred stock and warrants to purchase common stock that we purchase in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams. We seek to make investments that generally range between $10 million and $40 million each, although this investment size may vary proportionately as the size of our capital base changes. Typically, our investments mature in no more than seven years and accrue interest at fixed or variable rates with floors in place.  We invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were to be investing alone.

We expect that our target portfolio over time will primarily include the following three categories of investments in private companies:

•                  Subordinated Debt and Mezzanine Debt.  We anticipate that, over time, much of the capital that we invest will be in the form of subordinated or mezzanine debt. Most of our mezzanine and subordinated loans are collateralized by a subordinated lien on some or all of the assets of the borrower. We structure most of our mezzanine and subordinated loans with variable interest rates, but some are fixed rate loans. In either event, we structure the loans at relatively high rates of interest that provide us with significant current interest income. Our subordinated and mezzanine loans typically have maturities of five to seven years and provide for interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment.

Our subordinated and mezzanine debt investments may include equity features, such as warrants or options to buy a significant common stock ownership interest in the portfolio company, or success fees if the business is sold. If a portfolio company appreciates in value, we may achieve additional investment returns from any equity interests we hold. If we are a minority interest holder, we may structure the warrants to provide provisions protecting our rights as a minority-interest holder, such as the right to sell the warrants back to the company upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and co-registration rights.

•                  Preferred and Common Stock.  We also acquire preferred or common stock, or both, in connection with a buyout or recapitalization. These investments are generally in combination with an investment in one of our debt products. With respect to preferred or common stock investments, we target an investment return substantially higher than our investments in loans.  However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole. The features of the preferred stock we receive vary by transaction but may include priority distribution rights, superior voting rights, redemption rights, liquidation preferences and other provisions intended to protect our interests. Generally speaking, common stock does not have any current income and its value is realized, if at all, upon the sale of the business or following the company’s initial public offering.

•                  Senior Secured Debt.  We may provide senior secured acquisition financing for some portfolio companies. We typically structure these senior secured loans to have terms of three to five years, and they may provide for limited principal payments in the first few years of the term of the loan. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these senior loans. This collateral usually takes the form of first priority liens on the assets of the portfolio company.  The interest rates on our senior secured loans are generally variable rates based on the London Interbank Offered Rate (“LIBOR”).

Investment Concentrations

Approximately 45.6% of the aggregate fair value of our investment portfolio at March 31, 2010 was comprised of senior term debt, 34.4% was senior subordinated term debt, 9.9% was preferred equity securities and 10.1% was common equity securities.  At March 31, 2010, we had investments in 16 portfolio companies with an aggregate fair value of $206.9 million, of which A. Stucki Holding Corp., Chase II Holdings Corp. and Cavert II Holding Corp. collectively comprised approximately $98.2 million, or 47.5% of our total investment portfolio, at fair value.  The following table outlines our investments by type at March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
(in thousands)	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$102,446	$94,359	$224,261	$179,676
Senior Subordinated Term Debt	79,799	71,112	79,362	72,061
Preferred Equity	40,728	20,425	40,728	40,043
Common Equity/Equivalents	4,594	20,962	4,594	22,150
Total Investments	$227,567	$206,858	$348,945	$313,930

Investments at fair value consisted of the following industry classifications at March 31, 2010 and 2009:

	March 31, 2010			March 31, 2009
		Percentage of			Percentage of
(dollars in thousands)	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Machinery	$60,692	29.3%	31.5%	$63,907	20.4%	29.7%
Diversified/Conglomerate Manufacturing	43,054	20.8	22.3	56,944	18.1	26.5
Containers, Packaging and Glass	18,731	9.1	9.7	21,446	6.8	10.0
Aerospace and Defense	17,099	8.3	8.9	22,436	7.2	10.4
Chemicals, Plastics and Rubber	13,585	6.6	7.0	21,420	6.8	10.0
Buildings and Real Estate	10,220	4.9	5.3	10,709	3.4	5.0
Cargo Transport	9,394	4.5	4.9	13,324	4.3	6.2
Healthcare, Education and Childcare	9,374	4.5	4.9	33,605	10.7	15.6
Automobile	9,040	4.4	4.7	14,436	4.6	6.7
Telecommunications	7,831	3.8	4.1	9,139	2.9	4.3
Oil and Gas	4,943	2.4	2.6	6,171	2.0	2.9
Printing and Publishing	2,895	1.4	1.5	3,158	1.0	1.5
Diversified/Conglomerate Service	—	—	—	23,585	7.5	11.0
Electronics	—	—	—	6,594	2.1	3.1
Personal, Food, and Miscellaneous Services	—	—	—	3,552	1.1	1.6
Broadcasting and Entertainment	—	—	—	1,934	0.6	0.9
Beverage, Food and Tobacco	—	—	—	1,570	0.5	0.7
Total Investments	$206,858	100.0%		$313,930	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2010 and 2009:

	March 31, 2010			March 31, 2009
		Percentage of			Percentage of
(dollars in thousands)	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$88,501	42.8%	45.9%	$119,622	38.1%	55.7%
Midwest	68,802	33.3	35.6	105,945	33.7	49.3
Southeast	25,493	12.3	13.2	40,512	12.9	18.9
West	16,124	7.8	8.4	30,326	9.7	14.1
Northeast	7,938	3.8	4.1	17,525	5.6	8.1
Total Investments	$206,858	100.0%		$313,930	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Our Investment Adviser and Administrator

Gladstone Management Corporation (our “Adviser”) is led by a management team which has extensive experience in our lines of business. Our Adviser also has an affiliate, Gladstone Administration, LLC (the “Administrator”), which employs our chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. Excluding our chief financial officer, all of our executive officers are officers or directors, or both, of our Adviser and our Administrator.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly traded BDC and RIC; Gladstone Lending Corporation (“Gladstone Lending”), a public, non-traded BDC and RIC; Gladstone Partners Fund, L.P., a private partnership fund formed primarily to co-invest with us and Gladstone Capital; and Gladstone Land Corporation, a private agricultural real estate company owned by David Gladstone, our chairman and chief executive officer.  The majority of our executive officers serve as either directors or executive officers, or both, of our Adviser, our Administrator, Gladstone Commercial, Gladstone Capital and Gladstone Lending. In the future, our Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds, both public and private.

We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002 and is a registered investment adviser under the Investment Advisers’ Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and has offices in New York, Illinois, New Jersey, Connecticut, Texas and Georgia.

Investment Process

Overview of Investment and Approval Process

To originate investments, our Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. Our Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity from our Adviser’s investment committee, which is composed of David Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our co-vice chairman and chief operating officer) and George Stelljes III (our co-vice chairman and chief investment officer). If the prospective portfolio company passes this initial screening, the investment professionals conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to our Adviser’s investment committee, which must approve each investment. Further, each financing is available for review by the members of our Board of Directors, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•                  Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively high and stable cash flow to provide some assurance that they will be able to service their debt and pay any required distributions on preferred stock. Typically, we do not expect to invest in start-up companies or companies with speculative business plans.

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

•                  Liquidation Value of Assets. The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in our investment analysis. We emphasize both tangible assets, such as accounts receivable, inventory, equipment, and real estate, and intangible assets, such as intellectual property, customer lists, networks, and databases, although the relative weight we place on these asset classes will vary by company and industry.

Extensive Due Diligence

Our Adviser conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. Our due diligence investigation of a prospective portfolio company may begin with a review of publicly available information and generally includes some or all of the following:

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

Upon completion of a due diligence investigation and a decision to proceed with an investment in a buyout , recapitalization or other growth plan, our Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to our Adviser’s investment committee, which consists of Messrs. Gladstone, Brubaker and Stelljes. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

We also rely on the long-term relationships that our Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, and business brokers and on the extensive direct experiences of our executive officers and managing directors in providing debt and equity capital to small and medium-sized private businesses.

Investment Structure

Once we have determined that a prospective acquisition, buyout or recapitalization meets our standards and investment criteria, we work with the management of that company and other capital providers to structure the transaction in a way that provides us the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company.  As we described in the Overview section above, the capital classes through which we typically structure a deal may include subordinated and mezzanine debt, senior secured debt and preferred and common equity.  Through our risk management process, we seek to limit the downside risk of our investments by:

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

We expect to hold most of our investments in subordinated debt, mezzanine debt or equity interests until maturity or repayment, but we will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company or, in the case of an equity investment in a company, its initial public offering. Occasionally, we may sell some or all of our subordinated debt, mezzanine debt or equity interests in a portfolio company to a third party, such as an existing investor in the portfolio company, through a privately negotiated transaction.

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

Hedging Strategies

Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies in which we hold equity investments goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for instance, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but it would establish other investments designed to gain from those same developments. Therefore, by engaging in hedging transactions, we can moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Pursuant to our line of credit, we have agreed to enter into hedging transactions, such as interest rate cap agreements, in connection with the borrowings that we make under our line of credit. To date, we hold two interest rate cap agreements.  Hedging strategies can pose risks to us and our stockholders, but we believe that such activities are manageable because they will be limited to only a portion of our portfolio.

Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security “in contravention of such rules and regulations or orders as the SEC may prescribe as necessary or appropriate in the public interest or for the protection of investors . . .” Though, to date, the Securities and Exchange Commission (the “SEC”) has not yet promulgated regulations under this statute, it is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. Accordingly, we will only engage in hedging activities that comply with applicable law and regulations.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized, privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. However, we believe that we have the following competitive advantages over other providers of financing to small and mid-sized businesses:

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

Flexible transaction structuring

We believe our management team’s broad expertise and ability to draw upon many years of combined experience enable our Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach enables our Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Code. After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

Leverage

For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we may issue senior debt securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, which we refer to collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may find it necessary to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act. See “—Regulation as a Business Development Company—Asset Coverage” for a discussion of our leveraging constraints.

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

•                  Preliminary valuation conclusions are then discussed with our management, and documented, along with any independent opinions of value provided by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”), for review by our Board of Directors.

•                  Our Board of Directors reviews this documentation and discusses the information provided by our Adviser, management, and the opinions of value provided by SPSE to arrive at a determination that the Policy has been followed for determining the aggregate fair value of our portfolio of investments.

Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investment Valuation.”

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with our Adviser (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 8, 2009, our Board of Directors approved the renewal of our Advisory Agreement with our Adviser through August 31, 2010.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0% computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  Overall, the base management fee cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year. In addition, the following three items are potential adjustments to the base management fee calculation.

•                  Loan Servicing Fees

Our Adviser also services the loans held by our wholly owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), in return for which our Advisor receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our line of credit. Since we own these loans, all loan servicing fees paid to our Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•                  Portfolio Company Fees

Under the Advisory Agreement, our Adviser has also provided and continues to provide managerial assistance and other services to our portfolio companies and may receive fees for services other than managerial assistance.  50% of certain of these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser.

•                  Senior Syndicated Loan Fee Waiver

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended March 31, 2010 and 2009.  Subsequently, our Board of Directors accepted an extension of this waiver from our Advisor for our year ending March 31, 2011, and any waived fees may not be recouped by our Advisor in the future.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•                  no incentive fee in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

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

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average assets (the total assets at the beginning each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

In order to maintain the qualification for treatment as a RIC under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

•                  Business Development Company Status.  At all times during the taxable year, we must maintain our status as a business development company.

•                  Income source requirements. At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership.

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

In the first quarter of the fiscal year ended March 31, 2010, we sold 29 senior syndicated loans (collectively the, “Syndicated Loan Sales”) that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009 and was not extended by Deutsche Bank AG.  Such sales changed our asset composition in a manner that has affected our ability to meet the 50% threshold requirement of the asset diversification test applicable to RICs under the Code, which we refer to as the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the quarterly 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At March 31, 2010, the fourth quarterly measurement date following the Syndicated Loan Sales, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31st measurement date, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold.  As of the date of this filing, we remain below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to meet the 50% threshold and potential inability to do so in the future, our RIC status will be threatened if we make a new or additional investment before regaining compliance with the 50% threshold. If we make such a new or additional investment and fail to regain compliance with the 50% threshold prior to the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, and changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold.

Until the composition of our assets is above the required 50% threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the 50% threshold, thereby allowing us to make additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. We also continue to explore a number of other strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again meet or exceed the 50% threshold. Our ability to implement any of these strategies will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.

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

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through March 31, 2010, we incurred no OID income.

Taxation of Our U.S. Stockholders

Distributions.  For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, designated by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not with respect to capital gains dividends to the extent such amount designated by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the due date for filing our return for that taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the dividend is made, subject to the October, November, December rule described above.

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

Sale of Our Shares.  A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares.  Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders.

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

Regulation as a Business Development Company

We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding “voting securities,” as defined in the 1940 Act.

We intend to conduct our business so as to retain our status as a business development company. A business development company may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses.  A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.  In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in qualifying assets, as described in Section 55(a) (1) — (3) of the 1940 Act.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“operating assets”) represent at least 70% of the company’s total assets, exclusive of operating assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

(1)          Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

(a)          is organized under the laws of, and has its principal place of business in, any State or States in the United States;

(b)         is not an investment company (other than a small business investment company wholly owned by the business development company or otherwise excluded from the definition of investment company); and

(c)          satisfies one of the following:

(i)             it does not have any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)          it is controlled by the business development company and for which an affiliate of the business development company serves as a director;

(iii)       it has total assets of not more than $4 million and capital and surplus of not less than $2 million;

(iv)      it does not have any class of securities listed on a national securities exchange; or

(v)         it has a class of securities listed on a national securities exchange, with an aggregate market value of outstanding voting and non-voting equity of less than $250 million.

(2)          Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3)          Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

Asset Coverage

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least 200% immediately after each such issuance. In addition, while senior securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or distribution is made with respect to our common stock or before any purchase of our common stock is made, the preferred stock, together with all other senior securities, must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on the preferred stock are in arrears by two years or more.

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

•                  We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.

With the exception of our policy to conduct our business as a business development company, these policies are not fundamental and may be changed without stockholder approval.

Code of Ethics

We and our Adviser have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees of our Adviser and our Administrator that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”).  As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel.  A copy of this code is available for review, free of charge, at our website at www.GladstoneInvestment.com.  We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation.  We have designated a chief compliance officer, John Dellafiora, Jr., who also serves as chief compliance officer for our Adviser.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future.  Currently, services necessary for our business are provided by individuals who are employees of our Adviser or our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively.  Excluding our chief financial officer, each of our executive officers is an employee or officer, or both, of our Adviser and our Administrator.  No employee of our Adviser or our Administrator will dedicate all of his or her time to us.  However, we expect that 25-30 full time employees of our Adviser and our Administrator will spend substantial time on our matters during the remainder of calendar year 2010 and all of calendar year 2011.  To the extent we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of April 30, 2010, our Adviser and Administrator collectively had 51 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive Management
31	Investment Management, Portfolio Management and Due Diligence
9	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Available Information:

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website at www.gladstoneinvestment.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations Manager, Gladstone Investment Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The United States is beginning to recover from the recession that largely began in late 2007. Despite signs of economic improvement and stabilization in both the equity and debt markets, however, conditions within the global credit markets generally continue to experience dislocation and stress.  As a result, we do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which the disruptions will affect us.  The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are also susceptible to these unstable economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These unstable economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease. The unstable economic conditions may also decrease the value of collateral securing some of our loans as well as the value of our equity investments which would decrease our ability to borrow under our line of credit or raise equity capital, thereby further reducing our ability to make new investments.

The unstable economic conditions have affected the availability of credit generally and we have seen a reduction in committed funding under our line of credit from $125.0 million to $50.0 million and the withdrawal of Deutsche Bank AG as a committed lender.  Moreover, during the first quarter of fiscal year 2010, we were forced to sell 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 in order to repay amounts outstanding under our Prior Credit Facility.  The loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  As a result of these sales, we received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million.  Our current line of credit limits our distributions to stockholders, and, as a result, beginning in fiscal year 2010, we decreased our monthly cash distribution rate by 50.0% as compared to the prior year period in an effort to more closely align our distributions to our net investment income.  We do not know when market conditions will fully stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

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

For the quarter ended December 31, 2009, based on the Advisory Agreement, our Adviser was entitled to an incentive fee of $588 even though we incurred a loss of $4.4 million for the quarter resulting primarily from a decline in the value of our portfolio.  The Adviser’s board of directors subsequently irrevocably waived and credited $102 of the incentive fee, resulting in a net incentive fee for the fiscal year ended March 31, 2010 of $486.

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

Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser, Gladstone Capital and Gladstone Commercial and the sole stockholder of Gladstone Land. In addition, Mr. Brubaker, our co-vice chairman, chief operating officer and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Capital and Gladstone Commercial. Mr. Stelljes, our co-vice chairman and chief investment officer, is also the president and chief investment officer of our Adviser, Gladstone Capital and Gladstone Commercial. Mr. Dullum, our president and a director, is a senior managing director of our Adviser and a director of Gladstone Capital and Gladstone Commercial. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we target. For example, our Adviser recently filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of common stock of Gladstone Lending Corporation, a proposed fund that would primarily invest in first and second lien term loans.  While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of our Adviser and its affiliated companies or investment funds managed by investment managers affiliated with our Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of March 31, 2010, our Board of Directors has approved the following types of co-investment transactions:

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

•                  Additionally, pursuant to an exemptive order granted by the Securities and Exchange Commission, our Adviser may sponsor a private investment fund to co-invest with us and Gladstone Capital in accordance with the terms and conditions of the order.

Certain of our officers who are also officers of our Adviser may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to our Adviser and will reimburse our Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of our Adviser has interests that differ from those of our stockholders, giving rise to a conflict.

Our Adviser is not obligated to provide a waiver of the base management fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee based on our gross assets. Since our 2008 fiscal year, our Board of Directors has accepted on a quarterly basis voluntary, unconditional and irrevocable waivers to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, and any waived fees may not be recouped by our Adviser in the future. However, our Adviser is not required to issue these or other waivers of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these fees will increase. If our Adviser does not issue these waivers in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

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

Risks Related to Our External Financing

In recent years, creditors have significantly curtailed their lending to business development companies, including us. Because of the limited amount of committed funding under our line of credit, we will have limited ability fund new investments if we are unable to expand the facility.

On April 13, 2010, through Business Investment, we entered into a third amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  Committed funding under the Credit Facility was reduced from the $125.0 million under our Prior Credit Facility and Deutsche Bank AG, which was a committed lender under the Prior Credit Facility, elected not to participate in the Credit Facility and withdrew its commitment. The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit.  The Credit Facility matures on April 13, 2012, and if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity. Between the maturity date and April 13, 2013, our lenders have the right to apply all interest income to amounts outstanding under the Credit Facility. As of May 21, 2010 we had $37.6 million of borrowing capacity under the Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity in 2012 on terms that are favorable to us, if at all.  Our ability to expand the Credit Facility, and to obtain replacement financing at the time of its maturity, will be constrained by then-current economic conditions affecting the credit markets.  In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•                  Senior Securities.  We may issue debt securities, other evidences of indebtedness (including borrowings under our line of credit) and possibly preferred stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a business development company, to issue debt securities, and preferred stock, which we refer to collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. As a result of issuing senior securities, we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is not at least twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale, to the extent possible given the limited market for many of our investments, may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders.

•                  Common Stock.  Because we are constrained in our ability to issue debt for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock or senior securities convertible into or exchangeable for our common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our common stock may experience dilution. In addition, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below net asset value per share to purchasers, other than to our existing stockholders, through a rights offering without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. For example, if we sell an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5%

or $5 per $1,000 of net asset value.  This imposes constraints on our ability to raise capital when our common stock is trading at below net asset value, as it has for the last year.

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

Ultimately, we expect approximately 80% of the loans in our portfolio to be at variable rates determined on the basis of a LIBOR rate and approximately 20% to be at fixed rates. As of May 21, 2010, our portfolio had approximately 13.6% of the total of the loan cost value at variable rates, approximately 48.6% of the total loan cost value at variable rates with floors and approximately 37.8% of the total loan portfolio cost basis at fixed rates.

To date, we hold two interest rate cap agreements. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to our interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement.

In addition to regulatory limitations on our ability to raise capital, our line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional loans. Therefore, we are party to the Credit Facility, which provides us with a revolving credit line facility of $50.0 million, of which $37.6 million was available for borrowings as of May 21, 2010. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Current market conditions have forced us to write down the value of a portion of our assets as required by the 1940 Act and fair value accounting rules. These are not realized losses, but constitute adjustment in asset values for purposes of financial reporting and for collateral value for the Credit Facility. As assets are marked down in value, the amount we can borrow on the Credit Facility decreases.

As a result of the Credit Facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, and average life.  The credit agreement also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum net worth. As of March 31, 2010, we were in compliance with these covenants; however, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions which remain very volatile, affects our ability to comply with these covenants.

During the year ended March 31, 2010, net unrealized appreciation on our investments was $14.3 million, which reflected the reversal of $35.7 million in unrealized depreciation resulting from our realized losses.  Excluding reversals, we had $21.4 million in unrealized depreciation for the year ended March 31, 2010.  During the year ended March 31, 2009, net unrealized depreciation on our investments was $19.8 million.  Given the continued instability in the capital markets, the cumulative unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the covenants under the Credit Facility.  Accordingly, there are no assurances that we will continue to comply with these covenants.  Under the Credit Facility, we are also required to maintain our status as a BDC under the 1940 Act and as a RIC under the Code.  Because of recent changes in our asset portfolio, due to significant sales of Non-Control/Non-Affiliate investments, there is a significant possibility that we may not meet the asset diversification threshold under the Code’s rules applicable to a RIC as of our next quarterly testing date, June 30, 2010.  Although this failure alone, in our current situation, will not cause us to lose our RIC status, it will be jeopardized if we make any new investments, including additional investments in our portfolio companies (such as advances under our outstanding lines of credit) our RIC status.  For more information on our current RIC status, see “Material U.S. Federal Income Tax Considerations — Regulated Investment Company Status.” Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Any inability to renew, extend or replace our line of credit on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

Availability under the Credit Facility will terminate on April 13, 2012 and if the facility is not renewed or extended by such date, all principal and interest will be due and payable on April 13, 2013, one year after the date of maturity.  Between the maturity date and April 13, 2013, our lenders have the right to apply all interest income to amounts outstanding under the Credit Facility.  As of May 21, 2010, there was approximately $11.1 million of borrowings outstanding on the Credit Facility.  There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets. Consequently, any renewal, extension or refinancing of the Credit Facility will likely result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions to stockholders. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the line of credit. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us and make the types of investments that we seek to make in small and mid-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures we face could have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

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

•                  Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them.  Our strategy includes providing financing to portfolio companies that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

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

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value.

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established an investment valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by SPSE or the use of internally developed discounted cash flow (“DCF”) methodologies or indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, specifically for our syndicated loans, or internal methodologies based on the total enterprise value (“TEV”) of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion.  However, to date, SPSE has accepted each of our requests for evaluation.

Our use of these fair value methods is inherently subjective and is based on estimates and assumptions of each security.  In the event that we are required to sell a security, we may ultimately sell for an amount materially less than the estimated fair value calculated by SPSE, or utilizing the TEV, IBP or the DCF methodology.  During April and May of 2009, we completed the sale of 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market.  As a result of these sales, we received approximately $69.2 million in net cash proceeds, which was approximately $34.6  million less than the cost value of such investments recorded as of December 31, 2008.

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

Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our net asset value could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.  This risk is heightened as a result of our sale of the majority of senior syndicated loans in the quarter ended June 30, 2009.  As a result of these sales and other exits, the total number of portfolio companies in which we hold investments decreased from 46 at March 31, 2009 to 16 at March 31, 2010.  Our five largest investments represent 62.5% of the fair value of our total portfolio at March 31, 2010, compared to 48.7% at March 31, 2009.  Additionally, they represent 53.0% of our total revenues for the year ended March 31, 2010, compared to 39.7% for the year ended March 31, 2009.  Any disposition of a significant investment in one or more companies may negatively impact our net investment income and limit our ability to pay distributions.

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

Prepayments of our investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. We will first use any proceeds from prepayments to repay any borrowings outstanding on our line of credit. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Higher taxation of our portfolio companies may impact our quarterly and annual operating results.

The adverse effect of current unstable economic conditions on federal, state, and municipality revenues may induce these government entities to raise various taxes to make up for lost revenues. Additional taxation may have an adverse affect on our portfolio companies’ earnings and reduce their ability to repay our loans to them, thus affecting our quarterly and annual operating results.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of May 21, 2010, we had investments in 15 portfolio companies, of which there were three investments, A. Stucki Holding Corp., Chase II Holdings Corp. and Acme Cryogenics, Inc., that comprised approximately $84.0 million or 38.7% of our total investment portfolio, at cost. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As of May 21, 2010, 30.9% of our total assets were invested in machinery companies, and 21.6% of our total assets were invested in diversified conglomerate manufacturing companies. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

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

The disposition of our investments may result in contingent liabilities.

Currently, all of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the underlying portfolio company typical of those made in connection with the sale of a business.  We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities.  These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to that of other creditors.  Holders of debt instruments ranking senior to our investments typically would be entitled to receive payment in full before we receive any distributions.  After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us.  We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower.  It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Portfolio company litigation could result in additional costs and the diversion of management time and resources.

In the course of providing significant managerial assistance to certain of our portfolio companies, we sometimes serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, we may be named as a defendant in such litigation, which could result in additional costs and the diversion of management time and resources.

We may not realize gains from our equity investments and other yield enhancements.

When we make a subordinated loan, we may receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees. Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we may recognize might not be sufficient to offset losses we experience on our loan portfolio.

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

Risks Related to Our Regulation and Structure

We currently do not meet the 50% threshold of the asset diversification test applicable to RICs under the Code.  If we make any additional investment in the future, including advances under outstanding lines of credit to our portfolio companies, and remain below this threshold as of June 30, 2010, or any subsequent quarter end, we would lose our RIC status unless we are able to cure such failure within 30 days of the quarter end.

In order to maintain RIC status under the Code, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, the securities of other RICs and other securities to the extent such other securities of any one issuer do not represent more than 5% of our total assets or more than 10% of the voting securities of such issuer. As a result of changes in the value of our assets during April and May 2009, due to the Syndicated Loan Sales, we fell below the 50% threshold.  At March 31, 2010, the fourth quarterly measurement date following the Syndicated Loan Sales, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31st measurement date, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold.  Until the composition of our assets is above the required 50% threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the asset diversification test, thereby allowing us to make new or additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all.  Failure to meet this threshold alone does not result in loss of our RIC status in our current situation.  In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including in our case as a result of the sale of assets, we are still deemed under the rules to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold.  Thus, while we currently qualify as a RIC despite our current inability to meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened.  Because, in most circumstances, we are contractually required to advance funds on outstanding lines of credit upon the request of our portfolio companies, we may have a limited ability to avoid adding to existing investments in a manner that would cause us to fail the asset diversification test as of June 30, 2010 or as of subsequent quarterly measurement dates.

If we were to make a new or additional investment before regaining compliance with the 50% threshold, and we did not regain compliance prior to the next quarterly measurement date following such investment, we would have thirty days to “cure” our failure to meet the 50% threshold to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital as we have done, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold.  Our ability to implement any of these cures would be subject to market conditions and a number of risks and uncertainties that would be, in part, beyond our control.  Accordingly, we can not guarantee you that we would be successful in curing any failure of the asset diversification test, which would subject us to corporate level tax.  For additional information about the consequences of failing to satisfy the RIC qualification, see “—We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.”

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

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

From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold.  Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain, to date we have not recognized any of these success fees as income, either for financial accounting or tax purposes, until the time that the success fees have actually been paid.  We have recently sought a determination from the IRS that it agrees with our tax treatment.  If the IRS were to disagree with this approach, we would be required to accrue these amounts as investment company taxable income, including an immediate accrual of amounts related to success fees that were not accrued in prior periods. As a result, we would be required to distribute such amounts to our stockholders in order to maintain RIC status.

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

Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis by paying monthly distributions. We expect to retain net realized long-term capital gains to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains. In addition, our line of credit restricts the amount of distributions we are permitted to make.  We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

Distributions by us have and may in the future include a return of capital.

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

The trading price of our common stock may fluctuate substantially. Due to the extreme volatility and disruption that have affected the capital and credit markets for over a year, we have experienced greater than usual stock price volatility.

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

•                  the announcement of proposed, or completed, offerings of our securities, including a rights offering; and

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

In April 2008 we completed an offering of transferable rights to subscribe for additional shares of our common stock, or subscription rights. We determined to raise equity in this manner primarily because of the capital raising constraints applicable to us under the 1940 Act when our stock is trading below its net asset value per share, as it was at the time of the offering. In the event that we again issue subscription rights to our existing stockholders, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than our most recently determined net asset value per share, our stockholders are likely to experience an immediate dilution of the per share net asset value of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. Since our inception, our common stock has at times traded above net asset value, and at times traded below net asset value. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Subsequent to March 31, 2010, our stock has traded at discounts of up to 40.4% of our net asset value as of March 31, 2010. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below net asset value we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our most recent annual meeting, our stockholders approved a proposal designed to allow us to access the capital markets in a way that absent stockholder approval, we are generally unable to due to restrictions applicable to business development companies under the 1940 Act.  Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year.  At the upcoming annual stockholders meeting scheduled for August 5, 2010, our stockholders will be asked to vote in favor of this proposal for another year.  During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the net asset value per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted.  However, if, for example, we sold an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who did not participate in that offering for its proportionate interest would suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

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

Terrorist attacks, acts of war, or national disasters may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

Terrorist acts, acts of war, or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability.  Future terrorist activities, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition.  Losses from terrorist attacks and national disasters are generally uninsurable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real estate or other physical properties materially important to our operations.  Our Adviser is the current leaseholder of all properties in which we operate.  We occupy these premises pursuant to the Advisory Agreement and Administration Agreement.  Our Adviser and Administrator are headquartered in McLean, Virginia and our Adviser also has operations in New York, New Jersey, Illinois, Texas and Georgia.

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

	Quarter Ended	High	Low
FY 2010	6/30/09	$5.38	$3.52
	9/30/09	5.37	4.02
	12/31/09	5.11	4.41
	3/31/10	6.23	4.61

FY 2009	6/30/08	$9.78	$6.31
	9/30/08	8.08	6.00
	12/31/08	6.83	3.09
	3/31/09	5.85	2.40

As of May 17, 2010 there were approximately 30 stockholders of record of our common stock; however, we believe there are approximately 10,000 more who hold our stock in the name of their broker which is called “street name.”

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly distributions. Amounts presented for each fiscal quarter of 2010 and 2009 represent the cumulative amount of the distributions declared for the months composing such quarter. The following table reflects, by quarter, the distributions per share that we have declared on our common stock in the last two fiscal years:

	Quarter Ended	Cash Distribution Per Share
FY 2010	6/30/09	$0.120
	9/30/09	0.120
	12/31/09	0.120
	3/31/10	0.120

FY 2009	6/30/08	$0.240
	9/30/08	0.240
	12/31/08	0.240
	3/31/09	0.240

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of common stock or repurchase any shares of our common stock during the fiscal year ended March 31, 2010.

Item 6.  Selected Financial Data

The following selected financial data for the fiscal years ended March 31, 2010, 2009, 2008, 2007, and the period from June 22, 2005 (Commencement of Operations) through March 31, 2006 are derived from our audited consolidated financial statements. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION

SELECTED FINANCIAL DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended March 31,				Period June 22, 2005 (Commencement of Operations) through
	2010	2009	2008	2007	March 31, 2006
Statement of operations data:
Total investment income	$20,785	$25,812	$27,894	$17,262	$7,371
Total expenses net of credits from Adviser	10,187	12,424	14,842	6,114	1.487
Net investment income	10,598	13,388	13,052	11,148	5,884
Net (loss) gain on investments	(21,669)	(24,837)	(13,993)	(3,879)	170
Net (decrease) increase in net assets resulting from operations	$(11,071)	$(11,449)	$(941)	$7,269	$6,054

Per share data(1):
Net (decrease) increase in net assets resulting from operations per common share—basic and diluted	$(0.50)	$(0.53)	$(0.06)	$0.44	$0.37
Net investment income before net (loss) gain on investments per common share—basic and diluted	0.48	0.62	0.79	0.67	0.36
Cash distributions declared per share	0.48	0.96	0.93	0.86	0.39
Statement of assets and liabilities data:
Total assets	$297,161	$326,843	$352,293	$323,590	$230,324
Net assets	192,978	214,802	206,445	222,819	229,842
Net asset value per share	8.74	9.73	12.47	13.46	13.88
Common shares outstanding	22,080,133	22,080,133	16,560,100	16,560,100	16,560,100
Weighted common shares outstanding—basic and diluted	22,080,133	21,545,936	16,560,100	16,560,100	16,391,589
Senior securities data:
Borrowings under line of credit (2)	$27,812	$110,265	$144,835	$100,000	—
Short term loan(2)	75,000	—	—	—	—
Asset coverage ratio(3) (4)	281%	293%	242%	323%	N/A
Asset coverage per unit(4)	$2,814	$2,930	$2,422	$3,228	N/A
Other data:
Number of portfolio companies	16	46	52	47	22
Average size of portfolio company investment at cost	$14,223	$7,586	$6,746	$5,843	$6,967
Principal amount of new investments	4,788	53,002	175,255	182,953	160,646
Proceeds from loan repayments and investments sold	90,240	49,785	96,437	61,167	7,381
Weighted average yield on investments(5):	11.02%	8.22%	8.91%	8.72%	7.02%
Total return(6)	79.80	(51.65)	(31.54)	4.36	3.39

(1)                 Per share data for net (decrease) increase in net assets resulting from operations is based on the weighted common stock outstanding for both basic and diluted.

(2)                See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.

(3)                As a business development company, we are generally required to maintain an asset coverage ratio of 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(4)                Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand of indebtedness.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Form 10-K. Except per share amounts, dollar amounts are in thousands unless otherwise indicated.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. We were primarily established for the purpose of investing in subordinated loans, mezzanine debt, preferred stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans, common stock and, to a much lesser extent, senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

Business Environment

While economic conditions generally appear to be improving somewhat, we remain cautious about a long-term economic recovery.  The recent recession generally, and the disruptions in the capital markets in particular, have decreased liquidity and increased our cost of debt and equity capital, where available. The longer these conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are still susceptible to the economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair market value of our portfolio to decrease.  We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us.  If market instability persists or intensifies, we may experience difficulty in raising capital.

The unstable economic conditions have affected the general availability of credit and, as a result, during the first quarter, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009 and was not extended. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  As a result of the settlement of these loan sales, at March 31, 2010, we had two remaining senior syndicated loans, of which one was paid off in April 2010. See “—Recent Developments—Syndicated Loans” for more information regarding this transaction. We plan to exit the remaining senior syndicated loan in the long-term future.  Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. In order to maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended March 31, 2010, we fell below the required 50% asset diversification threshold.

Failure to meet the asset diversification test alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed under the Code’s rules to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At March 31, 2010, the fourth quarterly measurement date following the Syndicated Loan Sales, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31st measurement date, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold.

Until the composition of our assets is above the required 50% threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the asset diversification test, thereby allowing us to make additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. We also continue to explore a number of other strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again exceed the 50% threshold. Our ability to implement any of these strategies will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.

The Syndicated Loan Sales significantly changed the overall composition and reduced the total size of our portfolio.  Because the Syndicated Loan Sales were from our Non-control/Non-Affiliate investment category, the fair value of our Non-Control/Non-Affiliate investments decreased from 30.2% to 10.1% of our total portfolio as of March 31, 2009 and 2010, respectively.  In addition, the size of our portfolio decreased because we exited $110.6 million in investments, at cost, partially offset by $4.8 million in disbursements to existing portfolio companies, during the year ended March 31, 2010.  We expect the overall composition of our investment portfolio to continue to consist of primarily Control and Affiliate investments. In light of current economic conditions, constraints on our ability to access the capital markets and the restraints upon our investing activities required to maintain our RIC status, our near-term strategy will be focused on retaining capital and building the value of our existing portfolio companies.  We will also, where prudent and possible, consider the sale of lower-yielding investments. This strategy has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent upon availability of proceeds from the sale or exit of existing portfolio investments, events which may be beyond our control, and has impacted our ability to satisfy the asset diversification test under the Code.  As our capital constraints and asset diversification improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders.

On April 14, 2009, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  Under the terms of the Credit Facility, committed funding was reduced from $125.0 million under our prior facility to $50.0 million. See “—Liquidity and Capital Resources” section below for further information. The Credit Facility also limits our distributions to stockholders and, as a result, we decreased our monthly cash distribution rate in April 2009 by 50% as compared to the prior year period. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. If market instability persists or intensifies, we may experience increasing difficulty in raising capital. On April 13, 2010, we renewed the Credit Facility through Business Investment by entering into a third amended and restated credit agreement providing for a $50 million, two year revolving line of credit. As of May 21, 2010, approximately $11.1 million was outstanding under the Credit Facility and $37.6 million was available for borrowing due to certain limitations on our borrowing base.

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

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On May 21, 2010, the closing market price of our common stock was $5.44, which price represented a 37.8% discount to our March 31, 2010 net asset value (“NAV”) per share. When our stock is trading below NAV, as it has consistently traded subsequent to September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 13, 2009, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.

The unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our credit facility. Additionally, our line of credit contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our line of credit.  As of March 31, 2010, we were in compliance with all of the facility covenants.

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

Investment Highlights

During the fiscal year ended March 31, 2010, we extended approximately $4.8 million of investments to existing portfolio companies through revolver draws or additions to term notes. Also, during the fiscal year ended March 31, 2010, we sold 30 syndicated loans for aggregate proceeds of approximately $74.7 million, and we received scheduled and unscheduled contractual principal repayments of approximately $15.5 million, for total principal repayments of approximately $90.2 million. Since our initial public offering in June 2005 through March 31, 2010, we have made 142 investments in 87 companies for a total of approximately $582.9 million, before giving effect to principal repayments on investments and divestitures.

Recent Developments

Renewal of Credit Facility with Branch Bank and Trust Company

On April 13, 2010, we renewed the Credit Facility through Business Investment, by entering into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit.  The Credit Facility maturity date is April 13, 2012, and if it is not renewed or extended by then, all principal and interest will be due and payable on or before April 13, 2013.  Advances under the Credit Facility were modified to generally bear interest at the 30 day LIBOR rate (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and will be 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment.  In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%.  Other significant changes to the Credit facility include a reduced minimum net worth covenant, which was modified to $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.

Short-Term Loan

For fiscal year 2010, for each of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 (the “measurement dates”), we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold.  Therefore, for year end, on March 30, 2010, we purchased $85.0 million of short-term United States Treasury securities through Jefferies & Company, Inc. (“Jefferies”).  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.67%.  On April 1, 2010, when the securities matured, we repaid the $75.0 million loan from Jefferies in full, and, on April 2, 2010, we repaid the $10.0 million drawn on the Credit Facility for the transaction.

Non-Proprietary Investment Activity

Senior Syndicated Loan Sales

During April and May 2009, we finalized the Syndicated Loan Sales. The loans, in the aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009.  As a result of these sales, we received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million.

In October 2009, we completed the sales of certain other syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate FiberNet, Inc.) and received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million.

Upon the settlement of these sales, the remaining non-proprietary loans in our investment portfolio had a fair value of approximately $10.7 million, or 5.2% of our total investments at March 31, 2010.

Subsequent to March 31, 2010, Interstate FiberNet, Inc. made full repayment of its senior term debt owed to us.  This payoff reduced our remaining non-proprietary loan balance further to $4.0 million based on fair value as of March 31, 2010.

Proprietary Investment Activity

During our fiscal year ended March 31, 2010, we executed the following transactions with certain of our portfolio companies:

•                  In April 2009, A. Stucki Holding Corp. (“Stucki”) refinanced a portion of its senior term debt by making principal repayments of approximately $2.0 million, which represented the next three quarterly payments due under normal amortization on both their senior term A ($1.6 million) and senior term B ($412) loans.

•                  In April 2009, ASH Holdings Corp. (“ASH”) made a repayment of approximately $1.1 million on its revolving line of credit, which reduced the then-outstanding balance to $500.

•                  In April 2009, we entered into an agreement to reduce the available credit limit on Mathey Investment, Inc.’s (“Mathey”) revolving line of credit from $2.0 million to $1.0 million.  This was a non-cash transaction.

•                  In April 2009, we made an investment disbursement to Cavert II Holding Corp. (“Cavert”) for approximately $850 on its revolving line of credit, and the proceeds were used to make the next four quarterly payments due under normal amortization for both its senior term A and senior term B loans in a non-cash transaction.  Subsequently, on April 17, 2009, Cavert repaid the outstanding $850 in principal plus accrued interest on its revolving line of credit.  The revolving line of credit was then sold to a third party for a nominal fee.

•                  In April 2009, we entered into an agreement to reduce the available credit limit on Chase II Holdings Corp.’s (“Chase”) revolving line of credit from $4.5 million to $3.5 million.  This was a non-cash transaction.

•                  In September, we agreed to an early termination of our revolving line of credit to B-Dry, LLC, which had an original maturity date of October 2009.  The revolving line of credit was fully repaid at such time.

•                  In October 2009, we refinanced our revolving line of credit with Chase to a third party and the outstanding balance of $3.5 million, plus accrued interest, was repaid in full.

•                  In October 2009, one of our portfolio companies entered into an agreement with a third party to act as an advisor in looking at strategic investment alternatives.

•                  In October 2009, Stucki declared and, in November 2009, paid accrued dividends on its preferred stock, of which we received approximately $953.

•                  In October 2009, we entered into an agreement with Stucki to waive all quarterly principal payments due on its Term Loan A and Term Loan B notes for the period from April 1, 2010 through March 31, 2011.  This was a non-cash transaction.

•                  In November 2009, we entered into an agreement to reduce the available credit limit on Danco Acquisition Corp.’s revolving line of credit from $3.0 million to $1.5 million.  This was a non-cash transaction.

•                  In December 2009, we assumed 100% ownership of Mathey, previously an Affiliate investment, exercising our right after certain defaults on the part of Mathey and subsequent expiration of a forbearance period granted by us.  We disbursed approximately $282 to buy out the previous stockholders of Mathey and to pay for related legal expenses incurred in the process.  Our investment in Mathey was reclassified from an Affiliate to a Control investment in the third quarter of the fiscal year ended March 31, 2010 and is shown as a Control investment on the consolidated financial statements as of March 31, 2010.

•                  In January 2010, we entered into an agreement with Noble Logistics, Inc. to extend the maturity of its revolving credit facility to May 2010.

•                  In February 2010, we executed a guaranty of a wholesale financing facility agreement between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprise, LLC, one of our Control Investments.  Refer to Note 11, Commitments and Contingencies, for further information regarding this guaranty.

•                  Effective February 2010, the senior LOT note to Mathey was restructured into two separate notes, Term Loan B and Term Loan C, with face values of $3.5 million and $3.7 million, respectively.

•                  In March 2010, we invested $870 in Stucki in the form of additional debt to the existing senior subordinated term debt for Stucki’s acquisition of the assets of Midland Reclamation Company (“Midland”).  Midland, located in Jerseyville, IL, is a reconditioner of freight car and locomotive couplers and supplier of freight car components.  The investment carries the same terms as the original senior subordinated term debt facility.  Our equity securities and ownership position did not change as a result of this transaction.

•                  In March 2010, we entered into agreements with ASH to extend the maturity dates of both their revolving line of credit and their senior subordinated term debt to March 2013.  This was a non-cash transaction.

•                  In March 2010, we disbursed $1.5 million to ASH under its revolving line of credit, the proceeds of which were used to pay off a facility due to the senior lender of ASH.

Refer to Note 14, Subsequent Events, for further investment activity occurring subsequent to March 31, 2010.

Registration Statement

On July 21, 2009, we filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009. The Securities and Exchange Commission (the “SEC”) declared the registration statement effective on October 8, 2009, and such registration statement will permit us to issue, through one or more transactions, an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

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

Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called paid in kind (“PIK”) interest. We generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as distributions to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for RICs by having to pay out at least 90% of our income. As of March 31, 2010, none of our investments bore PIK interest.

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

To the extent possible, our loans generally are collateralized by a security interest in the borrower’s assets. Interest payments are generally made monthly or quarterly with amortization of principal generally being deferred for several years. The principal amount of the loans and any accrued but unpaid interest generally become due at maturity, generally at five to seven years. When we receive a warrant to purchase stock in a borrower in connection with a loan, the warrant will typically have an exercise price equal to the fair value of the portfolio company’s common stock at the time of the loan and entitle us to purchase a modest percentage of the borrower’s stock.

Original issue discount (“OID”) arises when we extend a loan and receive an equity interest in the borrower at the same time. To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan to the value of the equity. Then the amount allocated to the equity, the OID, must be amortized over the life of the loan. As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a RIC under Subchapter M of the Code, whereas the cash is received, if at all, when the equity instrument is sold. We seek to avoid OID with all potential investments under review, and as of March 31, 2010, we did not hold any investments with OID income.

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

Our Adviser and Administrator

Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. David Dullum is our president and has extensive experience in private equity investing in middle market companies. Terry Lee Brubaker is our co-vice chairman and has substantial experience in acquisitions and operations of companies. George Stelljes III is our co-vice chairman and chief investment officer and has extensive experience in leveraged finance. One affiliate of our Adviser is Gladstone Administration, LLC (our “Administrator”), which employs our chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs.

Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly traded BDC and RIC; Gladstone Lending Corporation (“Gladstone Lending”), a public non-traded BDC and RIC; Gladstone Partners Fund, L.P., a private partnership fund formed primarily to co-invest with us and Gladstone Capital; and Gladstone Land Corporation, a private agricultural real estate company.  The majority of our executive officers serve as either directors or executive officers, or both, of our Adviser, our Administrator, Gladstone Commercial, Gladstone Capital and Gladstone Lending. In the future, our Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds, both public and private.

Investment Advisory and Management Agreement

Under the amended and restated investment advisory and management agreement with our Adviser (the “Advisory Agreement”), we pay our Adviser an annual base management fee of 2% of our average gross assets, which is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current quarter.

We also pay our Adviser a two-part incentive fee under the Advisory Agreement.  The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio.  The Adviser did not earn the capital gains portion of the incentive fee for the fiscal year ended March 31, 2010.

We pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.

Since April 2006, our Board of Directors has accepted from our Adviser, unconditional and irrevocable voluntarily waivers on a quarterly basis to reduce the annual 2.0% base management fee on senior syndicated loans to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.  In addition to the base management and incentive fees under the Advisory Agreement, 50% of certain fees received by the Adviser from our portfolio companies are credited against the investment advisory fee and paid to the Adviser.

The Adviser services our loan portfolio pursuant to a loan servicing agreement with Business Investment in return for a 2.0% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our line of credit.

On July 8, 2009, our Board of Directors approved the renewal of the Advisory Agreement with our Adviser through August 31, 2010.  We expect that the Board of Directors will approve a further one year renewal in July 2010.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement including, but not limited to, rent for employees of our Administrator, and our allocable portion of the salaries and benefits expenses of our chief financial officer, chief compliance officer, internal counsel, treasurer and their respective staffs.  Our allocable portion of expenses is derived by multiplying our Administrator’s total expenses by the percentage of our average assets (the total assets at the beginning of each quarter) in comparison to the average total assets of all companies managed by our Adviser under similar agreements.  On July 8, 2009, our Board of Directors approved the renewal of this Administration Agreement with our Administrator through August 31, 2010. We expect that the Board of Directors will approve a further one year renewal in July 2010.

RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts or unless otherwise indicated)

Comparison of the Fiscal Year Ended March 31, 2010 to the Fiscal Year Ended March 31, 2009

	For the fiscal year ended March 31,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income	$19,817	$25,245	$(5,428)	(21.5)%
Other income	968	567	401	70.7
Total investment income	20,785	25,812	(5,027)	(19.5)

EXPENSES
Loan servicing fee	3,747	5,002	(1,255)	(25.1)
Base management fee	737	1,699	(962)	(56.6)
Incentive fee	588	—	588	NM
Administration fee	676	821	(145)	(17.7)
Interest expense	1,988	5,349	(3,361)	(62.8)
Amortization of deferred financing fees	1,618	323	1,295	400.9
Other	1,659	1,704	(45)	(2.6)
Expenses before credits from Adviser	11,013	14,898	(3,885)	(26.1)
Credits to fees	(826)	(2,474)	1,648	(66.6)
Total expenses net of credits to fee	10,187	12,424	(2,237)	(18.0)
NET INVESTMENT INCOME	10,598	13,388	(2,790)	(20.8)

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized loss on investments	(35,923)	(5,023)	(30,900)	615.2
Net realized loss on other	(53)	—	(53)	NM
Net unrealized appreciation (depreciation) on investments	14,305	(19,814)	34,119	NM
Net unrealized appreciation on other	2	—	2	NM
Net loss on investments, derivatives and borrowings	(21,669)	(24,837)	3,168	(12.8)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,071)	$(11,449)	$378	(3.3)%

NM = Not Meaningful

Investment Income

Total investment income decreased by 19.5% for the year ended March 31, 2010 as compared to the prior year. This decrease was due mainly to a decrease in the size of our loan portfolio, specifically the senior syndicated loans, as well as continuing decreases in the London Interbank Offered Rate (“LIBOR”), as compared to the year ended March 31, 2009.

Interest income from our investments in debt securities decreased for the year ended March 31, 2010 as compared to the prior year several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The weighted average cost basis of our interest-bearing investment portfolio during the year ended March 31, 2010 was approximately $179.2 million, compared to approximately $297.5 million for the prior year, due primarily to the aggregate senior syndicated loan sales that occurred during the current fiscal year ended March 31, 2010.  The weighted average cost basis of loans on non-accrual for the years ended March 31, 2010 and 2009 was $6.6 million and $12.0 million, respectively.  The decrease in the non-accrual amount is due to the write-off of two additional loans in the prior year that were on non-accrual during fiscal year 2009.  As of March 31, 2010, one loan, ASH Holdings Corp., was on non-accrual.

Also contributing to the decrease in our interest income from investments in debt securities was a decrease in the average LIBOR between the two fiscal years, which was approximately 0.28% for the year ended March 31, 2010, as compared to 1.96% for the prior year.

The following table lists the interest income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2010		Year Ended March 31, 2010
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues
A. Stucki Holding Corp.	$50,379	24.3%	$3,246	15.6%
Chase II Holdings Corp.	29,101	14.1	2,545	12.2
Cavert II Holding Corp.	18,731	9.1	1,204	5.8
Galaxy Tool Holding Corp.	17,099	8.3	2,361	11.4
Danco Acquisition Corp.	13,953	6.7	1,661	8.0
Subtotal—five largest investments	129,263	62.5	11,017	53.0
Other portfolio companies	77,595	37.5	9,768	47.0
Total investment portfolio	$206,858	100.0%	$20,785	100.0%

	As of March 31, 2009		Year Ended March 31, 2009
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues
A. Stucki Holding Corp.	$49,431	15.8%	$2,716	10.5%
Chase II Holdings Corp.	40,880	13.0	2,811	10.9
Galaxy Tool Holding Corp.	22,437	7.2	1,436	5.6
Acme Cryogenics, Inc.	21,420	6.8	1,691	6.6
Cavert II Holding Corp.	18,632	5.9	1,587	6.1
Subtotal—five largest investments	152,800	48.7	10,241	39.7
Other portfolio companies	161,130	51.3	15,571	60.3
Total investment portfolio	$313,930	100.0%	$25,812	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the year ended March 31, 2010 was 11.02%, compared to 8.22% for the prior year.  The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  The increase in the weighted average yield for the current year ended March 31, 2010 resulted primarily from our sales of lower interest-bearing senior syndicated loans subsequent to March 31, 2009.  The composition of our investment portfolio is primarily Control and Affiliate investments as of March 31, 2010.

Other income increased for the year ended March 31, 2010, as compared the prior year, due to the receipt of approximately $953 of dividends from our preferred equity investment in Stucki. The prior year balance was due to dividends received during the restructuring of our investment in Quench Holdings Corp.  The remaining balance in other income is comprised of other miscellaneous income amounts.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased for the year ended March 31, 2010, primarily due to a reduction in interest expense associated with the Credit Facility, as well as an overall decrease in the amount of fees due to our Adviser, partially offset by an increase in deferred financing fees related to the Credit Facility entered into in April 2009, as compared to the prior year.

Loan servicing fees decreased for the year ended March 31, 2010, as compared to the prior year. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio, and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees is a result of the reduced size of our pledged loan portfolio, caused primarily by the Syndicated Loan Sales.

The base management fee decreased for the year ended March 31, 2010, as compared to the prior year, which is reflective of fewer total assets held during the 2010 fiscal year when compared to the prior year. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. The base management fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying consolidated financial statements and is summarized in the table below:

	Year Ended March 31,
	2010	2009
Average total assets subject to base management fee(1)	$224,200	$335,050
Multiplied by annual base management fee of 2%	2%	2%
Unadjusted base management fee	4,484	6,701

Reduction for loan servicing fees(2)	(3,747)	(5,002)
Base management fee(2)	$737	$1,699

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(291)	(1,613)
Credit for fees received by Adviser from the portfolio companies	(433)	(861)
Credit to base management fee from Adviser	(724)	(2,474)

Net base management fee	$13	$(775)

Incentive fee(2)	$588	$—
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(102)	—
Net incentive fee	$486	$—

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(291)	$(1,613)
Credit for fees received by Adviser from portfolio companies	(433)	(861)
Incentive fee credit	(102)	—
Credit to base management and incentive fees from Adviser(2)	$(826)	$(2,474)

(1)            Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)            Reflected as a line item on the consolidated statement of operations located elsewhere in this report.

For the first time since our inception, an incentive fee was earned by the Adviser during the third quarter of the year ended March 31, 2010, due in part to a one-time dividend received from Stucki.

The administration fee decreased for the year ended March 31, 2010, as compared the prior year.  This decrease was also a result of fewer total assets held during the year ended March 31, 2010 in relation to the other funds administered by our Administrator, as compared to the prior year.  The calculation of the administration fee is described in detail under “Administration Agreement” in Note 4 of the notes to the accompanying consolidated financial statements.

Interest expense decreased for the year ended March 31, 2010, as compared to the prior year primarily due to decreased borrowings under the Credit Facility, partially offset by increased borrowing costs, during the year ended March 31, 2010.  The weighted average balance outstanding on our line of credit during the year ended March 31, 2010 was approximately $25.8 million, as compared to $107.4 million in the prior year, a decrease of 76.0%.  The effective interest rate, excluding the impact of deferred financing fees, charged on our borrowings increased under our Credit Facility during the year ended March 31, 2010 to 7.59%, up from 4.98% under our Prior Credit Facility utilized during the prior fiscal year.

We incurred significant one-time costs related to the termination of our Prior Credit Facility and transition to our Credit Facility, resulting in increased amortization of deferred financing fees during the year ended March 31, 2010 when compared to the prior year.

Realized and Unrealized (Loss) Gain on Investments

Realized Losses

During the year ended March 31, 2010, we exited 30 senior syndicated loans and a portion of another senior syndicated loan for aggregate proceeds of approximately $74.7 million in cash and recorded a realized loss of approximately $35.9 million. For the year ended March 31, 2009, we recognized a net loss on ten sales and three early exits of senior syndicated loans in the aggregate amount of approximately $5.0 million. The increase in realized losses is attributable to the Syndicated Loan Sales, which resulted from the liquidity needs associated with the repayment of amounts outstanding under our Prior Credit Facility that matured in April 2009.

Unrealized Appreciation and Depreciation

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the year ended March 31, 2010, we recorded net unrealized appreciation of investments in the aggregate amount of $14.3 million, which included the reversal of $35.7 million in unrealized depreciation related to sales during the year.  Excluding reversals, we had $21.4 million in net unrealized depreciation for the year ended March 31, 2010.  During the prior year, we had net unrealized depreciation of investments in the aggregate amount of $19.8 million.  The unrealized appreciation (depreciation) across our investments for the year ended March 31, 2010 was as follows:

Year Ended March 31, 2010
Portfolio Company	Investment Classification	Net Unrealized Appreciation (Depreciation)
Aggregate Non-Proprietary Investments	Non-Control / Non-Affiliate	$37,997	(1)
Cavert II Holding Corp.	Control	3,162
A.Stucki Holding Corp.	Control	2,773
Quench Holdings Corp.	Affiliate	1,032
B-Dry, LLC	Non-Control / Non-Affiliate	370
ASH Holdings Corp.	Control	(684)
Mathey Investments, Inc.	Control	(838	)(2)
Tread Corp.	Affiliate	(1,227)
Danco Acquisition Corp.	Affiliate	(1,875)
Noble Logistics, Inc.	Affiliate	(2,251)
Country Club Enterprises, LLC	Control	(3,856)
Galaxy Tool Holding Corp.	Control	(5,338)
Chase II Holdings Corp.	Control	(7,124)
Acme Cryogenics, Inc.	Control	(7.836)
Total:		$14,305

(1)             Includes the reversal of approximately $35.7 million of previously-recorded unrealized depreciation relating to loans sold during the year ended March 31, 2010, as well as the net unrealized appreciation experienced during the year on Non-Control/Non-Affiliate investments held at March 31, 2010.

(2)             Investment was reclassified from an Affiliate investment to a Control investment in the third quarter of the year ended March 31, 2010.  Net unrealized depreciation of $838 includes $260 of unrealized appreciation recorded while classified as an Affiliate investment and $1,098 of unrealized depreciation recorded while classified as a Control investment.

The primary driver of our net unrealized appreciation for the year ended March 31, 2010 was the reversal of previously-recorded unrealized depreciation on our senior syndicated loan sales.  Significant appreciation was also experienced in our equity holdings of Cavert and Stucki, as well as in our debt position of Interstate FiberNet.  Substantial depreciation occurred in our equity holdings of several Control and Affiliate investments, most notably Chase, Acme Cryogenics, Galaxy Tool, and Country Club Enterprises.  The unrealized depreciation recognized on our portfolio investments was due predominantly to a reduction in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

The unrealized appreciation (depreciation) across our investments for the year ended March 31, 2009 was as follows:

Year Ended March 31, 2009
Portfolio Company	Investment Classification	Net Unrealized Appreciation (Depreciation)
A.Stucki Holding Corp.	Control	$4,339
Chase II Holdings Corp.	Control	2,874
ASH Holdings Corp.	Control	1,101
Galaxy Tool Holding Corp.	Control	1,027
Tread Corp.	Affiliate	418
Quench Holdings Corp.	Affiliate	392 (1)
Cavert II Holding Corp.	Control	384
Mathey Investments, Inc.	Affiliate	(260)
B-Dry, LLC	Non-Control / Non-Affiliate	(617)
Danco Acquisition Corp.	Affiliate	(1,908)
Acme Cryogenics, Inc.	Control	(4,143)
Noble Logistics, Inc.	Affiliate	(7,620)
Aggregate Non-Proprietary Investments	Non-Control / Non-Affiliate	(15,801)
Total:		$(19,814)

(1)            Investment was reclassified from a Control investment to an Affiliate investment in the second quarter of fiscal year 2009.  Net unrealized appreciation of $392 includes $3,447 of unrealized depreciation recorded while classified as a Control investment and $3,055 of unrealized appreciation recorded while classified as an Affiliate investment.

The primary driver of our net unrealized depreciation the year ended March 31, 2009 was the decline in value of our senior syndicated loans, which depreciated by $14.9 million, as well as significant decreases in value of our equity holdings in Acme and our overall investment in Noble Logistics.  Partially offsetting these declines were sizeable appreciations in our equity holdings of Stucki, Chase, and Quench.

Over our entire investment portfolio, we recorded an aggregate of approximately $35.1 million of net unrealized appreciation on our debt positions for the year ended March 31, 2010, while our equity holdings experienced an aggregate of approximately $20.8 million of net unrealized depreciation.  At March 31, 2010, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $20.7 million, as compared to $35.0 million at March 31, 2009, representing net unrealized appreciation of $14.3 million for the period.  We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples.   Due to the continued devaluations over the past year on our equity investments, our entire portfolio was fair valued at 90.9% of cost as of March 31, 2010.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Decrease in Net Assets Resulting from Operations

For the year ended March 31, 2010, we recorded a net decrease in net assets resulting from operations of $11.1 million as a result of the factors discussed above. For the year ended March 31, 2009, we recorded a net decrease in net assets resulting from operations of $11.4 million.  Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the years ended March 31, 2010 and 2009 were $0.50 and $0.53, respectively.

Comparison of the Fiscal Year Ended March 31, 2009 to the Fiscal Year Ended March 31, 2008

	For the fiscal year ended March 31,
	2009	2008	$ Change	% Change
INVESTMENT INCOME
Interest income
Interest income	$25,245	$27,894	$(2,649)	(9.5)%
Other income	567	—	567	NM
Total investment income	25,812	27,894	(2,082)	(7.5)

EXPENSES
Loan servicing fee	5,002	5,014	(12)	(0.2)
Base management fee	1,699	1,803	(104)	(5.8)
Administration fee	821	855	(34)	(4.0)
Interest expense	5,349	7,733	(2,384)	(30.8)
Amortization of deferred financing fees	323	734	(411)	(56.0)
Other	1,704	1,512	192	12.7
Expenses before credits from Adviser	14,898	17,651	(2,753)	(15.6)
Credits to fees	(2,474)	(2,809)	335	(11.9)
Total expenses net of credits to fee	12,424	14,842	(2,418)	(16.3)
NET INVESTMENT INCOME	13,388	13,052	336	2.6

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Realized loss on investments	(5,023)	(2,412)	(2,611)	108.3
Net unrealized depreciation on investments	(19,814)	(11,528)	(8,286)	71.9
Net unrealized depreciation on other	—	(53)	53	NM
Net loss on investments and derivatives	(24,837)	(13,993)	(10,844)	77.5

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,449)	$(941)	$(10,508)	NM

NM = Not Meaningful

Investment Income

Investment income decreased for the year ended March 31, 2009, as compared to the year ended March 31, 2008, due mainly to a reduction in the size of our loan portfolio, as well as decreases in LIBOR over the respective periods.

Interest income from our investments in debt securities decreased for the year ended March 31, 2009, as compared to the prior year for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing.  The decline in interest income from our debt securities was primarily due to the decrease in the weighted average yield of our portfolio, attributable mainly to a reduction in the average LIBOR during the comparable time periods, which was approximately 1.96% for the year ended March 31, 2009, compared to 4.74% in the prior year.

Interest income from Non-Control/Non-Affiliate investments decreased for the year ended March 31, 2009, as compared to the prior year.  This decrease was the result of an overall decrease in the number of Non-Control/Non-Affiliate investments held at March 31, 2009 compared to the prior year, primarily due to sales and settlements of syndicated loans subsequent to March 31, 2008.  This decrease was further accentuated by drops in LIBOR, due to the instability and tightening of the credit markets.

Interest income from Control investments increased slightly for the year ended March 31, 2009 compared to the prior year.  The increase is attributable to the acquisition of two additional Control investments, Galaxy Tool Holding Corp. and Country Club Enterprises, LLC, purchased during the year ended March 31, 2009 as compared to the prior year; however, this increase was partially offset by the reclassification of Quench, a Control investment at March 31, 2008, as an Affiliate investment in the second quarter of fiscal year 2009.  Decreases in LIBOR during the fiscal year ended March 31, 2009 played a minimal role in interest income from our proprietary deals, as the majority of them include interest rate floors to protect against such circumstances.

Interest income from Affiliate investments also increased for the year ended March 31, 2009, as compared to the prior year. This increase was due mainly to the reclassification of Quench Holdings Corp. as an Affiliate investment, as noted above, and the additional interest income accrued under the Affiliate investments classification as a result.

The interest-bearing investment portfolio had an average cost basis of approximately $297.5 million for the year ended March 31, 2009, as compared to an average cost basis of $292.9 million for the year ended March 31, 2008.  The following table lists the interest income from investments for the five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2009		Year Ended March 31, 2009
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues
A. Stucki Holding Corp.	$49,431	15.8%	$2,716	10.5%
Chase II Holdings Corp.	40,880	13.0	2,811	10.9
Galaxy Tool Holding Corp.	22,437	7.2	1,436	5.6
Acme Cryogenics, Inc.	21,420	6.8	1,691	6.6
Cavert II Holding Corp.	18,632	5.9	1,587	6.1
Subtotal—five largest investments	152,800	48.7	10,241	39.7
Other portfolio companies	161,130	51.3	15,571	60.3
Total investment portfolio	$313,930	100.0%	$25,812	100.0%

	As of March 31, 2008		Year Ended March 31, 2008
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues
A. Stucki Holding Corp.	$44,687	13.3%	$3,377	12.1%
Chase II Holdings Corp.	39,151	11.7	3,026	10.8
Acme Cryogenics, Inc.	25,563	7.6	1,695	6.1
Cavert II Holding Corp.	21,348	6.4	740	2.7
Noble Logistics, Inc.	18,532	5.5	1,518	5.4
Subtotal—five largest investments	149,281	44.5	10,356	37.1
Other portfolio companies	186,324	55.5	17,538	62.9
Total investment portfolio	$335,604	100.0%	$27,894	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the year ended March 31, 2009 was 8.22%, compared to 8.91% for the prior year.  The decrease in the weighted average yield resulted primarily from a reduction in the average LIBOR, due to the instability and tightening of the credit markets.

Interest income from invested cash and cash equivalents decreased for the year ended March 31, 2009 as compared to the prior year.  This decrease is a result of lower interest rates offered by banks, as this income is derived mainly from interest earned on overnight sweeps of cash held at financial institutions, in addition to us using the proceeds from repayments on outstanding loans during the year to pay down our line of credit.

Other income increased for the year ended March 31, 2009, as compared to the prior year period, due to dividends received during the restructuring of our investment in Quench Holdings Corp. during August 2008.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management fee and incentive fees, decreased for the year ended March 31, 2009 as compared to the prior year, primarily due to a reduction in interest costs associated with our line of credit, as well as a decrease in the amount of deferred financing costs that were fully amortized during the fiscal year ended March 31, 2009.

Loan servicing fees remained relatively flat for the year ended March 31, 2009 when compared to the prior year. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding portfolio pledged against the credit facilities. These fees were directly credited against the amount of the base management fee due to our Adviser. The consistency in loan servicing fees is the result of similar balances in our portfolio of loans being serviced by our Adviser during the comparable years.

The base management fee decreased for the year ended March 31, 2009, as compared to the prior year period, which is reflective of fewer total assets held during the year ended March 31, 2009 when compared to the prior fiscal year. The base management fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the consolidated financial statements and is summarized in the table below:

	Year Ended March 31,
	2009	2008
Average total assets subject to base management fee(1)	$335,050	$340,850
Multiplied by annual base management fee of 2%	2%	2%
Unadjusted base management fee	6,701	6,817

Reduction for loan servicing fees(2)	(5,002)	(5,014)
Base management fee(2)	1,699	1,803

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(1,613)	(1,764)
Credit for fees received by Adviser from the portfolio companies	(861)	(1,045)
Credit to base management fee from Adviser(2)	(2,474)	(2,809)

Net base management fee	$(775)	$(1,006)

(1)            Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)            Reflected as a line item on the consolidated statement of operations located elsewhere in this report.

The administration fees payable to our Administrator decreased slightly for the year ended March 31, 2009 as compared to the prior year period.  This fee consists of our allocable portion of our Administrator’s rent and other overhead expenses, and our allocable portion of the salaries and benefits of our chief financial officer, chief compliance officer, treasurer, and their respective staffs.  Our allocable portion of expenses is derived by multiplying the total expenses by the  percentage of our average assets (the assets at the beginning of each quarter) in comparison to the average assets of all companies managed by our Adviser that are under similar administration agreements with our Administrator. This decrease was attributable to a modest decrease in our total assets in relation to the other funds serviced by our Administrator during the fiscal year ended March 31, 2008.

Interest expense decreased for the year ended March 31, 2009 as compared to the prior year as a direct result of decreased borrowings under our line of credit during the fiscal year ended March 31, 2009 as compared to the prior fiscal year.  While there was an increase in the interest rate margin charged on the outstanding borrowings upon renewing the facility during October 2009, the overall LIBOR base rate decrease during the period offset this interest rate margin increase.

Other operating expenses for the year ended March 31, 2009 (including amortization of deferred financing fees, professional fees, stockholder related costs, insurance expense, directors’ fees, and other direct expenses) decreased slightly over the prior year, driven primarily by lower deferred financing fee amortization than in the prior year, as amortization of costs incurred in connection with the previous line of credit were fully realized by October 2008.

Realized and Unrealized (Loss) Gain on Investments

For the year ended March 31, 2009, we recognized a net loss on ten sales and three premature exits of senior syndicated loans in the aggregate amount of $5.0 million, and we recorded net unrealized depreciation of investments in the aggregate amount of $19.8 million.  At March 31, 2008, we recognized a net loss on the sale of 17 syndicated loans in the aggregate amount of $2.4 million, and we recorded net unrealized depreciation of investments in the aggregate amount of $11.5 million.

At March 31, 2009, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $35.0 million, as compared to $15.2 at March 31, 2008, representing net unrealized depreciation of $19.8 million for the year.  The majority of our unrealized depreciation for the year occurred in our senior syndicated loans, which decreased in value by $14.9 million during the fiscal year, primarily as a result of the pending consummation of the Syndicated Loan Sales.  The most significant losses occurred in Interstate FiberNet, LVI Services, Generac, CRC Health Group, PTS Acquisition Corp., and Network Solutions, all of which were sold subsequent to March 31, 2009.  Our Affiliate investments also experienced an overall devaluation, driven primarily by losses on Noble Logistics and on our debt and equity portions of Quench and Danco, respectively.  Slightly offsetting this was an appreciation in the value of our equity held in Quench.  We valued the debt portion of bundled debt and equity investments in non-controlled companies in accordance with board approved valuation policies, which valued the debt securities through the use of a liquidity waterfall approach.  Consistent with our Board of Directors’ ongoing review and analysis of appropriate valuation policies, and in conjunction with our adoption of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820 on April 1, 2008, the Board of Directors modified our valuation procedures so that the debt portion of bundled investments in non-controlled companies is valued by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”), which change had a positive impact on net unrealized appreciation in the amount of approximately $8.5 million for the fiscal year ended March 31, 2009.  Our Control investments, however, performed quite well, appreciating in value by an aggregate of approximately $5.6 million during the fiscal year.  This increase was led by our equity positions in Stucki, Chase and Galaxy Tools, as well as an increase in the fair market value of the debt portion of ASH, which previously had no fair value.  Countering this appreciation in value was an unrealized loss in the equity of Acme Cryogenics, which depreciated in fair value by approximately $4.1 million.

Although our investment portfolio had depreciated, our entire portfolio was fair valued at 90.0% of the cost of the investments as of March 31, 2009.  We believe that the depreciation was due primarily to the general instability of the loan markets.  The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.  The Syndicated Loan Sales, for example, resulted in a realized loss of approximately $34.6 million.

Net Decrease in Net Assets Resulting from Operations

For the year ended March 31, 2009, we recorded a net decrease in net assets resulting from operations of $11.4 million as a result of the factors discussed above. Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the years ended March 31, 2009 and 2008 were $0.53 and $0.06, respectively.  For the year ended March 31, 2008, we recorded a net decrease in net assets resulting from operations of $0.9 million.  We will continue to incur base management fees, which are likely to increase to the extent our investment portfolio grows, and we may begin to incur incentive fees. The administrative fee payable to our Administrator is also likely to grow during future periods to the extent our average total assets grow in comparison to prior periods and as the expenses incurred by our Administrator to support our operations increase.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, except per share amounts or unless otherwise indicated)

Operating Activities

Net cash provided by operating activities for the year ended March 31, 2010 was approximately $99.3 million and consisted primarily of proceeds received from the Syndicated Loan Sales and the net loss realized on those sales and principal payments received from existing investments, partially offset by the unrealized appreciation experienced throughout our loan portfolio during the year ended March 31, 2010.  Net cash provided by operating activities for the year ended March 31, 2009 was approximately $13.6 million and consisted primarily of principal loan repayments, proceeds from the sale of existing portfolio investments, and net unrealized depreciation of our investments.  These cash inflows were partially offset by the purchases of two new Control investments, one new Affiliate investment and other disbursements to existing portfolio companies.

At March 31, 2010, we had investments in equity of, loans to, or syndicated participations in, 16 private companies with an aggregate cost basis of approximately $227.6 million.  At March 31, 2009, we had investments in equity of, loans to or syndicated participations in 46 private companies with an aggregate cost basis of approximately $348.9 million.  The following table summarizes our total portfolio investment activity during the years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010	2009
Beginning investment portfolio at fair value	$313,930	$335,604
New investments	4,788	53,002
Principal repayments	(15,534)	(35,871)
Proceeds from sales	(74,706)	(13,914)
Net unrealized appreciation (depreciation)(1)	14,305	(19,814)
Net realized loss	(35,923)	(5,023)
Amortization of premiums and discounts	(2)	(54)
Ending investment portfolio at fair value	$206,858	$313,930

(1)            Includes the reversal of unrealized depreciation due to investment exits for the years ended March 31, 2010 and 2009 of $35.7 and $6.1 million, respectively.

During the years ended March 31, 2010 and 2009, the following investment activity occurred during each quarter of the respective fiscal year:

Quarter Ended	Investment Disbursements (1)		Principal Repayments (2)		Proceeds from Sales/Exits (3)	Net Loss on Disposal

June 30, 2009	$1,500	(a)	$7,575	(a)	$69,222	$(34,605)
September 30, 2009	318		2,757		—	—
December 31, 2009	595		4,496		5,484	(1,318)
March 31, 2010	2,375		706		—	—
Total fiscal year 2010	$4,788		$15,534		$74,706	$(35,923)

June 30, 2008	$8,980		$3,493		$13,227	$(1,718)
September 30, 2008	27,632		18,841		—	(2,498)
December 31, 2008	11,043		4,469		—	—
March 31, 2009	5,347	(b)	9,068	(b)	687	(807)
Total fiscal year 2009	$53,002		$35,871		$13,914	$(5,023)

(a)              Includes a non-cash transaction whereby a portfolio company, Cavert II Holdings Corp., drew $850 on its revolving line of credit and immediately used the proceeds to pay down its senior term A and senior term B loans.  No cash was disbursed in this transaction, as it was simply a transfer of balance.  The $850 drawn on the credit line was subsequently paid off in full, and the line was sold to a third party for a nominal fee.

(b)             Includes a non-cash assumption of $3,043 worth of senior notes received from American Greetings Corporation for our agreement to the RPG bankruptcy settlement in which we received the aforementioned notes and $909 in cash and recognized a loss on the settlement of approximately $601.

(1) Investment Disbursements:

	New Investments		Disbursements to Existing		Total
Quarter Ended	Companies	Investments	Portfolio Companies		Disbursements
June 30, 2009	0	$—	$1,500	(a)	$1,500	(a)
September 30, 2009	0	—	318		318
December 31, 2009	0	—	595		595
March 31, 2010	0	—	2,375		2,375
Total	0	$—	$4,788		$4,788

	New Investments				Disbursements to Existing	Total
Quarter Ended	Companies		Investments		Portfolio Companies	Disbursements
June 30, 2008	1	(b)	$5,753		$3,227	$8,980
September 30, 2008	1	(c)	21,410		6,222	27,632
December 31, 2008	1	(d)	10,725		318	11,043
March 31, 2009	1	(e)	3,043	(e)	2,304	5,347	(e)
Total	4		$40,931		$12,071	$53,002

(a)              See note (a) in previous table.

(b)             Tread Corporation.

(c)              Galaxy Tool Corporation

(d)             Country Club Enterprises, LLC.

(e)              See note (b) in previous table.

(2) Principal Repayments:

Quarter Ended	Scheduled Principal Repayments	Unscheduled Principal Repayments(a)		Total Principal Repayments
June 30, 2009	$2,004	$5,571	(b)	$7,575
September 30, 2009	387	2,370	(c)	2,757
December 31, 2009	396	4,100	(d)	4,496
March 31, 2010	506	200		706
Total	$3,293	$12,241		$15,534

Quarter Ended	Scheduled Principal Repayments	Unscheduled Principal Repayments (a)		Total Principal Repayments
June 30, 2008	$2,516	$977		$3,493
September 30, 2008	3,294	15,547	(e)	18,841
December 31, 2008	2,018	2,451		4,469
March 31, 2009	1,920	7,148	(f)	9,068
Total	$9,748	$26,123		$35,871

(a)              Includes principal repayments due to excess cash flows, covenant trips, exits, refinancing, etc.

(b)             Includes principal payments received in connection with the refinancing of Stucki and Cavert.

(c)              Includes $2.0 million voluntary prepayment from Cavert on its Senior Term Debt.

(d)             Includes full repayment of Chase line of credit in the amount of $3.5 million.

(e)              Includes early payoff of Hudson in the amount of $6.0 million and principal proceeds of $7.0 million received in connection with the Quench Holdings Corp. restructuring.

(f)                Includes the receipt of approximately $4.0 million in consideration from the RPG settlement ($3.1 million in American Greetings Corp. senior notes and $900 cash), as well as $996 in unscheduled principal payments from various senior syndicated loans.

(3) Investment Sales / Exits:

Quarter Ended	Number of Investments Exited		Proceeds Received		Position Exited		Unamortized Loan Costs(a)		Net Loss on Exit
June 30, 2009	29	(b)	$69,222		$103,772		$55		$(34,605)
September 30, 2009	0		—		—		—		—
December 31, 2009	1		5,484	(c)	6,810	(c)	(8	)(c)	(1,318	)(c)
March 31, 2010	0		—		—		—		—
Total	30		$74,706		$110,582		$47		$(35,923)

Quarter Ended	Number of Investments Exited		Proceeds Received		Position Exited		Unamortized Loan Costs (a)		Net Loss on Exit
June 30, 2008	6		$13,227	(d)	$14,926	(d)	$19	(d)	$(1,718	)(d)
September 30, 2008	2	(e)	—		2,480		18		(2,498)
December 31, 2008	0		—		—		—		—
March 31, 2009	2	(f)	687		1,492		2		(807)
Total	10		$13,914		$18,898		$39		$(5,023)

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

(f)                Includes the write-off of RPG (cost basis in excess of consideration received in settlement) and the sale of Hargray.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2010.

Fiscal Year Ending March 31,	Amount
2011	$29,280
2012	50,701
2013	22,122
2014	55,817
2015	21,291
Thereafter	3,043
Total Contractual Repayments	$182,254
Investment in equity securities	45,322
Unamortized premiums on debt securities	(9)
Total investments held at March 31, 2010	$227,567

Our most recent investment in a new portfolio company occurred in November 2008.  In light of current economic conditions, constraints on our ability to access the capital markets and the restraints upon our investing activities required to maintain our RIC status, our near-term strategy will be focused on retaining capital and building the value of our existing portfolio companies.  We will also, where prudent and possible, consider the sale of lower-yielding investments. This strategy has resulted, and may continue to result, in significantly reduced investment activity, as our ability to make new investments under these conditions is largely dependent on availability of proceeds from the sale or exit of existing portfolio investments, events which may be beyond our control, and our ability to satisfy the asset diversification test under the Code.  As our capital constraints and asset diversification improve, we intend to continue our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders.

Financing Activities

Net cash used in financing activities for the fiscal year ended March 31, 2010 was approximately $18.8 million, which was primarily a result of net repayments on our line of credit in excess of borrowings by approximately $82.5 million, in addition to our distributions paid to stockholders of $10.6 million.  This was partially offset, however, by the proceeds received from borrowings under the short-term loan, as discussed in Note 5, “Borrowings — Short-term Loan,” in the accompanying notes to the consolidated financial statements.

Net cash used in financing activities for the fiscal year ended March 31, 2009 was approximately $15.7 million, which was primarily a result of repayments on our line of credit in excess of borrowings by approximately $34.6 million, in addition to our distributions paid to stockholders of $20.8 million.  This was partially offset, however, by the issuance of additional shares through a rights offering that provided net proceeds of $40.6 million.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.04 per common share during each month of the fiscal year ended March 31, 2010.  During the fiscal year ended March 31, 2009, we declared and paid monthly cash distributions of $0.08 per common share for each month.

For the year ended March 31, 2010, our distribution payments of approximately $10.6 million equaled our net investment income of approximately $10.6 million. We declared these distributions based on our estimates of net investment income for the fiscal year.  Additionally, our covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

Section 19(a) Disclosure

Our Board of Directors estimates the source of the distributions at the time of their declaration as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and also sends to its registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records of the Company are finalized for the calendar year. Following the calendar year end, after definitive information has been determined by the Company, if the Company has made distributions of taxable income (or return of capital), the Company will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

The following GAAP estimates were made by the Board of Directors during the quarter ended March 31, 2010:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
January 29, 2010	$0.042	$(0.002)	$0.040
February 26, 2010	0.035	0.005	0.040
March 31, 2010	0.045	(0.005)	0.040

Because the Board of Directors declares distributions at the beginning of a quarter, it is difficult to estimate how much of the Company’s monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the year ended March 31, 2010, the following corrections were made to the above listed estimates for that quarter:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
January 29, 2010	$0.041	$(0.001)	$0.040
February 26, 2010	0.036	0.004	0.040
March 31, 2010	0.045	(0.005)	0.040

For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made pursuant to Section 19(a) of the 1940 Act:

Payment Date	Ordinary Income	Return of Capital	Total Distribution
April 30, 2010	$0.040	$0.000	$0.040
May 28, 2010	0.047	(0.007)	0.040
June 30, 2010	0.046	(0.006)	0.040

Issuance of Equity

On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the SEC that was amended on October 2, 2009.  The Registration Statement, declared effective on October 8, 2009, permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, warrants to purchase common stock, or a combination of these securities. To date, we have incurred approximately $155 of costs in connection with the Registration Statement.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At March 31, 2010, our stock closed trading at $5.98, representing a 31.6% discount to our net asset value of $8.74 per share. Generally, the 1940 Act provides that we may not issue stock for a price below net asset value per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

We raised additional capital within these regulatory constraints in April 2008 through an offering of transferable subscription rights to purchase additional shares of common stock (the “Rights Offering”). Pursuant to the Rights Offering, we sold 5,520,033 shares of our common stock at a subscription price of $7.48 per share, which represented a purchase price equal to 93.0% of the weighted average closing price of our stock in the last five trading days of the subscription period. Net proceeds of the offering, after offering expenses borne by us, were approximately $40.4 million and were used to repay outstanding borrowings under our line of credit. Should our common stock continue to trade below its net asset value per share, we may seek to conduct similar offerings in the future in order to raise additional capital, although there can be no assurance that we will be successful in our efforts to raise capital.

Future Capital Resources

At our 2009 annual stockholders meeting, our stockholders approved a proposal that allows us to sell shares of our common stock at a price below our then current net asset value per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting, currently scheduled for August 5, 2010, at which time we will ask our stockholders to vote in favor of this proposal for another year.

Revolving Credit Facility

On April 14, 2009, we entered into the Credit Facility, providing for a $50.0 million revolving line of credit arranged by BB&T as administrative agent, replacing Deutsche Bank, AG which served as administrative agent under our Prior Credit Facility. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender.  In connection with our entry into the Credit Facility, we borrowed $43.8 million under the Credit Facility to repay in full all amounts outstanding under the Prior Credit Facility.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  The Credit Facility was renewed for two years on April 13, 2010 (see “—Subsequent Renewal of Revolving Credit Facility” below), which extended the maturity date to April 13, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of the maturity date.    Advances under the Credit Facility will generally bear interest at the 30 day LIBOR rate (subject to a minimum rate of 2.0%), plus 5.0% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  Interest is payable monthly during the term of the Credit Facility.  Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment.  As of March 31, 2010, we had approximately $27.8 million of principal outstanding with approximately $20.9 million of availability under the Credit Facility.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies without lenders consent. The facility also limits payments on distributions to the aggregate net investment income for the prior twelve months preceding April 2010.  We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property.  The Credit Facility also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement.  Additionally, we are subject to a performance guaranty that requires us to maintain a minimum net worth of $169.0 million plus 50% of all equity and subordinated debt raised after April 14, 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain its status as a BDC under the 1940 Act and as a RIC under the Code.  As of March 31, 2010, we were in compliance with all covenants.

During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank AG and entered into a new interest rate cap agreement for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility.  We incurred a premium fee of approximately $39 in conjunction with this agreement.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to us. At May 21, 2010, the amount due from the custodian was approximately $302.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The loan documents require us to maintain a minimum net worth of $169.0 million plus 50% of all equity and subordinated debt raised after April 14, 2009 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of May 21, 2010, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. During the fiscal year ended March 31, 2010, net unrealized depreciation and net realized losses on our investments was approximately $21.6 million, compared to $24.8 million during the prior fiscal year. Given the unstable capital markets, net unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Failure to comply with these covenants would result in a default which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders as more fully described below.

The Credit Facility matures on April 13, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable within one year of maturity.  There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all.  Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets.  If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders.  Our inability to pay distributions could result in it failing to qualify as a RIC.  Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses such as those recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ended June 30, 2009.  Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations.  In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility.  Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Subsequent Renewal of Revolving Credit Facility

On April 13, 2010, we renewed the Credit Facility through Business Investment, by entering into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit.  The Credit Facility maturity date is April 13, 2012, and if it is not renewed or extended by then, all principal and interest will be due and payable on or before April 13, 2013.  Advances under the Credit Facility were modified to generally bear interest at the 30 day LIBOR rate (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and will be 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment.  In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%.  Other significant changes to the Credit facility include a reduced minimum net worth covenant, which was modified to $155.0 million plus 50% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.

In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility.  We incurred a premium fee of approximately $41 in conjunction with this agreement.

Short-Term Note

For fiscal year 2010, for each of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 (the “measurements dates”), we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold.  Therefore, for year end, on March 30, 2010, we purchased $85.0 million of short-term United States Treasury securities through Jefferies.  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.67%.  On April 1, 2010, when the securities matured, we repaid the $75.0 million loan from Jefferies in full, and, on April 2, 2010, we repaid the $10.0 million drawn on the Credit Facility for the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We were not a party to any signed term sheets for potential investments as of March 31, 2010.  However, we have certain lines of credit with our portfolio companies that have not been fully drawn.  Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.  We estimate the fair value of these unused line of credit commitments as of March 31, 2010 and 2009 to be nominal.

In October 2008, we executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company (“FMC”) and ASH, one of our Control investments.  The Finance Facility provides ASH with a line of credit of up to $250 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of March 31, 2010, we have not been required to make any payments on the guaranty of the Finance Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.

In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprise, LLC (“CCE”), one of our Control Investments.  The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers.  The guaranty will expire in February 2011 unless it is renewed by us, CCE and Agricredit.  In connection with this guaranty, we received a premium of $84 from CCE which approximates fair value.  As of March 31, 2010, we have not been required to make any payments on the guaranty of the Floor Plan Facility, and we consider the credit risk to be remote.

In accordance with GAAP, the unused portions of these commitments are not recorded on the accompanying consolidated balance sheets.  The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of March 31, 2010 and 2009:

	As of March 31,
	2010	2009
Unused lines of credit	$1,814	$8,868
Guarantees	2,250	500

The following table shows our contractual obligations as of March 31, 2010:

	Payments Due by Period
Contractual Obligations(1)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings:
Short-term loan(2)	$75,000	$—	$—	$—	$75,000
Line of credit(3)	—	27,812	—	—	27,812
Total borrowings	$75,000	$27,812	$—	$—	$102,812

(1)     Excludes the unused commitments to extend credit to our customers of $1.8 million, as discussed above.

(2)     On April 1, 2010, we repaid the entire short-term loan.

(3)     Borrowings under the Credit Facility are listed, at fair value, based on the contractual maturity due to the revolving nature of the facility.

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

We adopted ASC 820 on April 1, 2008. In part, ASC 820 defines fair value and establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new guidance provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The guidance also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

See Note 3, “Investments” in the accompanying notes to our consolidated financial statements included elsewhere in this report for additional information regarding fair value measurements and our adoption of ASC 820.

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

In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”).  The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio.

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

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price.  In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable.  If we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date.  To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows. The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of March 31, 2010, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets.  Thus, firm bid prices or IBPs were used to fair value our remaining unsold syndicated loans at March 31, 2010.

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

(1)   Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by SPSE. We may also submit paid PIK interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities.  SPSE’s opinions of value are based on the valuations prepared by our portfolio management team as described below.  We request that SPSE also evaluate and assign values to success fees when we determine that there is a reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of value of our debt securities that are issued by portfolio companies where we have no equity, or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and the Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying consolidated financial statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)        Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820.  For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. Once we have estimated the TEV of the issuer, we subtract the value of all the debt securities of the issuer; which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities.  If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)        Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in ASC 820). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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

Loan Grading and Risk Rating:  As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by an NRSRO (as defined in Rule 2a-7 under the 1940 Act), we use the NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.  During the three months ended March 31, 2010, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis.  While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments.  No adjustments were made to prior periods as a result of this modification.

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

(a)              The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible.  As of March 31, 2010 and 2009, one Control investment, ASH Holdings Corp., was on non-accrual with a fair value of approximately $2.2 million and $2.6 million, respectively, which represented 1.0% and 0.8% of the fair value of all loans held in our portfolio at March 31, 2010 and 2009, respectively.  Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all non-syndicated loans in our portfolio as of March 31, 2010 and 2009, representing approximately 93.3% and 59.3%, respectively, of all loans in our portfolio at the end of each period:

	As of March 31,
Rating	2010	2009
Highest	9.0	7.0
Average	5.3	5.5
Weighted Average	5.5	5.1
Lowest	2.0	2.0

The following table lists the risk ratings for syndicated loans in our portfolio that were not rated by an NRSRO as of March 31, 2010 and 2009, representing approximately 1.3% and 11.9%, respectively, of all loans in our portfolio at the end of each period:

	As of March 31,
Rating	2010	2009
Highest	9.0	9.0
Average	9.0	8.0
Weighted Average	9.0	8.0
Lowest	9.0	7.0

For syndicated loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The following table lists the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2010 and 2009, representing approximately 6.4% and 28.8%, respectively, of all loans in our portfolio at the end of each period:

As of March 31,
Rating	2010	2009
Highest	B+/Ba3	BB/Ba2
Average	B/B2	B/B2
Weighted Average	B/B2	B/B2
Lowest	B-/B3	CCC+/B3

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements.  For more information regarding the requirements we must meet as a RIC, see “—Business Environment.” Under the annual distribution requirements, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code.  Our policy is to pay out as distributions up to 100% of that amount.

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

Revenue Recognition

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, we remain contractually entitled to this interest.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment.  Non-accrual loans are restored to accrual status when past due principal and interest is paid or as a result of a restructuring such that the interest income is deemed to be collectible, and in management’s judgment, are likely to remain current. At March 31, 2010, one Control investment, ASH Holdings Corp., was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in our portfolio at March 31, 2010.   At March 31, 2009, one Control investment, ASH Holdings Corp., was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans held in our portfolio at March 31, 2009.  Currently, we do not have investments that have paid-in-kind, or PIK, interest.

Success fees are recorded upon receipt and are contractually due upon a change of control in a portfolio company.  To date, we have not recorded any success fees.  Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash.  During the year ended March 31, 2010, we recorded and collected approximately $953 of dividends on preferred shares of A. Stucki Holding Corp.  During the year ended March 31, 2009, we recorded $567 of dividends on preferred shares of Quench Holdings Corp.  Otherwise, we have not accrued for any other such dividend income.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to our consolidated financial statements included elsewhere in this report for a description and our application of recent accounting pronouncements.  Our adoption of these recent accounting pronouncements did not have a material effect on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  The primary risk we believe we are exposed to is interest rate risk.  While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism. All of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate.  At March 31, 2010, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt:

16.5%	Variable rates
48.0	Variable rates with a floor
35.5	Fixed rates
100.0%	Total

The United States is beginning to recover from the recession that largely began in late 2007.  Despite signs of economic improvement, however, unstable economic conditions could adversely affect the financial position and results of operations of certain of the middle-

market companies in our portfolio, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults.  During the year ended March 31, 2010, we experienced write-downs across our portfolio, most of which were due to reductions in comparable multiples and market pricing and to a lesser extent reductions in the performance of certain portfolio companies used to estimate the fair value of our investments.  There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

In April 2009, we entered into a revolving line of credit with BB&T for up to $50.0 million.  Subsequently, we renewed the facility in April 2010 for an additional two years.  Advances under the line of credit will generally bear interest at the 30-day LIBOR rate (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and will be 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment.  In connection with the facility, we paid an upfront fee of 1.0%.

In May 2009, we entered into an interest rate cap agreement in connection with our line of credit. We purchased this interest rate cap agreement, which expires in May 2011 and has a notional amount of $45.0 million, for a one-time, up-front payment of $39.  Additionally, in April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, in connection with our April 2010 renewal of the line of credit. We paid a one-time, up-front fee of $41 for the forward interest rate cap agreement which has a notional amount of $45.0 million.  Collectively, we have an interest rate cap agreement in place continuously through May 2012.

The interest rate cap agreement and the forward interest rate cap agreement entitle us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the one month LIBOR exceed the payments on the current notional amount at 6.5% and 6.0%, respectively. These agreements effectively cap our interest payments on our line of credit borrowings, up to the notional amount of the interest rate cap over the next two years. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates. At March 31, 2010, the interest rate cap agreement had a nominal fair market value.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.

(dollars in thousands) Basis Point Change(a)	Increase in Interest Income	Increase in Interest Expense	Net Increase in Net Assets Resulting from Operations
Up 300 basis points	$719	$111	$608
Up 200 basis points	468	22	446
Up 100 basis points	234	0	234

(a) As of March 31, 2010, our effective average LIBOR was 0.25%; thus, a 100 basis point decrease could not occur.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

May 24, 2010

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Gladstone Investment Corporation (the “Company”) and its subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

McLean, VA

May 24, 2010

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,
	2010	2009

ASSETS
Cash and cash equivalents	$87,717	$7,236
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $22,674 and $134,836, respectively)	20,946	94,740
Control investments (Cost of $152,166 and $150,081, respectively)	148,248	166,163
Affiliate investments (Cost of $52,727 and $64,028, respectively)	37,664	53,027
Total investments (Cost of $227,567 and $348,945, respectively)	206,858	313,930
Interest receivable	1,234	1,500
Due from Custodian	935	2,706
Deferred financing fees	83	1,167
Prepaid assets	221	172
Other assets	113	132
TOTAL ASSETS	$297,161	$326,843

LIABILITIES
Borrowings at fair value(1)
Short-term loan (Cost of $75,000 and $0, respectively)	$75,000	$—
Line of credit (Cost of $27,800 and $110,265, respectively)	27,812	110,265
Total borrowings (Cost of $102,800 and $110,265, respectively)	102,812	110,265
Accounts payable and accrued expenses	206	1,283
Fee due to Administrator(2)	149	179
Fees due to Adviser(2)	721	187
Other liabilities	295	127
TOTAL LIABILITIES	104,183	112,041
NET ASSETS	$192,978	$214,802

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at March 31, 2010 and 2009	$22	$22
Capital in excess of par value	257,206	257,361
Net unrealized depreciation of investment portfolio	(20,710)	(35,015)
Net unrealized depreciation of derivative	(39)	(53)
Net unrealized appreciation of borrowings under line of credit	(12)	—
Accumulated net realized investment loss	(43,489)	(7,513)
TOTAL NET ASSETS	$192,978	$214,802

NET ASSETS PER SHARE	$8.74	$9.73

(1)    Beginning the quarter ended June 30, 2009, the Company elected to apply ASC 825, “Financial Investments”, which allows for the Company to fair value its borrowings. The March 31, 2009 borrowing amounts are at cost.

(2)    Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Year Ended March 31,
	2010	2009	2008
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$2,393	$8,494	$14,612
Control investments	11,745	11,306	10,779
Affiliate investments	5,677	5,378	2,286
Cash and cash equivalents	2	67	217
Total interest income	19,817	25,245	27,894
Other income	968	567	—
Total investment income	20,785	25,812	27,894

EXPENSES
Loan servicing fee(1)	3,747	5,002	5,014
Base management fee(1)	737	1,699	1,803
Incentive fee(1)	588	—	—
Administration fee(1)	676	821	855
Interest expense	1,988	5,349	7,733
Amortization of deferred financing fees	1,618	323	734
Professional fees	626	532	416
Stockholder related costs	295	485	268
Insurance expense	262	222	231
Directors fees	196	194	232
Other expenses	280	271	365
Expenses before credits from Adviser	11,013	14,898	17,651
Credits to fees from Adviser(1)	(826)	(2,474)	(2,809)
Total expenses net of credits to fees	10,187	12,424	14,842

NET INVESTMENT INCOME	10,598	13,388	13,052

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Realized loss on sale of Non-Control/Non-Affiliate investments	(35,923)	(5,023)	(2,412)
Realized loss on termination of derivative	(53)	—	—
Net unrealized appreciation (depreciation) of Non-Control/Non-Affiliate investments	38,367	(16,418)	(23,278)
Net unrealized (depreciation) appreciation of Control investments	(20,001)	9,029	10,339
Net unrealized (depreciation) appreciation of Affiliate investments	(4,061)	(12,425)	1,411
Net unrealized appreciation (depreciation) of derivative	14	—	(53)
Net unrealized appreciation of borrowings	(12)	—	—
Net loss on investments, derivative and borrowings	(21,669)	(24,837)	(13,993)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,071)	$(11,449)	$(941)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and diluted	$(0.50)	$(0.53)	$(0.06)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	21,545,936	16,560,100

(1)    Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2010	2009	2008
Operations:
Net investment income	$10,598	$13,388	$13,052
Realized loss on sale of investments	(35,923)	(5,023)	(2,412)
Realized loss on termination of derivative	(53)	—	—
Net unrealized appreciation (depreciation) of investment portfolio	14,305	(19,814)	(11,528)
Unrealized appreciation (depreciation) of derivative	14	—	(53)
Unrealized appreciation of borrowings	(12)	—	—
Net decrease in net assets from operations	(11,071)	(11,449)	(941)

Capital transactions:
Issuance of common stock	—	41,290	—
Shelf offering registration costs	(155)	(728)	(32)
Net (decrease) increase in net assets from capital transactions	(155)	40,562	(32)

Distributions to stockholders from:
Net investment income	(10,598)	(13,388)	(13,052)
Tax return on capital	—	(7,368)	(2,349)
Net decrease in net assets from distributions to stockholders	(10,598)	(20,756)	(15,401)

Total (decrease) increase in net assets	(21,824)	8,357	(16,374)
Net assets at beginning of year	214,802	206,445	222,819

Net assets at end of year	$192,978	$214,802	$206,445

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(11,071)	$(11,449)	$(941)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(4,788)	(49,959)	(175,255)
Principal repayments on investments	15,534	32,828	64,240
Proceeds from sales of investments	74,706	13,914	32,197
Net realized loss on sales of investments	35,923	5,023	2,412
Net realized loss on termination of derivative	53	—	—
Net unrealized (appreciation) depreciation of investment portfolio	(14,305)	19,814	11,528
Net unrealized (appreciation) depreciation of derivative	(14)	—	53
Net unrealized appreciation of borrowings	12	—	—
Net amortization of premiums and discounts	2	54	222
Amortization of deferred financing fees	1,618	323	734
Decrease (increase) in interest receivable	266	162	(356)
Decrease in due from custodian	1,771	1,693	8,296
(Increase) decrease in prepaid assets	(49)	308	(367)
Decrease (increase) in other assets	19	244	(337)
(Decrease) increase in accounts payable and accrued expenses	(1,077)	371	192
(Decrease) increase in administration fee payable to Administrator(2)	(30)	(29)	46
Increase (decrease) in base management fee payable to Adviser(2)	130	269	(80)
Increase in incentive fee payable to Adviser(2)	486	—	—
(Decrease) increase in loan servicing fee payable to Adviser(2)	(82)	7	11
Increase in other liabilities	168	38	4
Net cash provided by (used in) operating activities	99,272	13,611	(57,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (cost) proceeds from the issuance of common stock	(155)	40,562	(32)
Borrowings from the line of credit	107,500	123,850	222,850
Repayments of the line of credit	(189,965)	(158,420)	(178,015)
Proceeds from short term borrowings	290,000	—	—
Repayments on short term borrowings	(215,000)	—	—
Purchase of derivative	(39)	—	—
Deferred financing fees	(534)	(971)	(430)
Distributions paid	(10,598)	(20,756)	(15,401)
Net cash (used in) provided by financing activities	(18,791)	(15,735)	28,972

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,481	(2,124)	(28,429)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,236	9,360	37,789

CASH AND CASH EQUIVALENTS, END OF YEAR	$87,717	$7,236	$9,360

CASH PAID DURING PERIOD FOR INTEREST	$2,182	$5,428	$7,615
CASH PAID DURING PERIOD FOR TAXES	—	—	—

NON-CASH ACTIVITIES (1)	850	3,043	—

(1)	2010:

Non-cash activities represent an investment disbursement to Cavert II Holding Corp. for approximately $850 on their revolving line of credit, which proceeds were used to make the next four quarterly payments due under normal amortization for both their senior term A and senior term B loans in a non-cash transaction.

	2009:	Non-cash activities represent the assumption of senior term notes from American Greetings Corporation in exchange for a settlement agreement related to RPG, a senior syndicated loan.

(2)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Interstate FiberNet, Inc.	Service — provider of voice and data telecommunications services	Senior Term Debt (4.3%, Due 7/2013)(8)	$6,743	$6,762
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011)(3)	2,385	1,069
Subtotal - Syndicated Loans			$9,128	$7,831

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(3)	$3,043	$2,895

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (10.5%, Due 5/2014)(5)	6,613	6,596
		Senior Term Debt (10.5%, Due 5/2014)(5)	3,590	3,581
		Common Stock Warrants(4)	300	43
			10,503	10,220

Total Non-Control/Non-Affiliate Investments (represents 10.1% of total investments at fair value)			$22,674	$20,946

CONTROL INVESTMENTS:
A. Stucki Holding Corp.	Manufacturing — railroad freight car products	Senior Term Debt (4.7%, Due 3/2012)	$9,101	$9,101
		Senior Term Debt (7.0%, Due 3/2012)(6)	9,900	9,900
		Senior Subordinated Term Debt (13.0%, Due 3/2014)	9,456	9,456
		Preferred Stock	4,387	4,529
		Common Stock(4)	130	17,393
			32,974	50,379

Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	14,500	13,585
		Preferred Stock(4)	6,984	—
		Common Stock(4)	1,045	—
		Common Stock Warrants(4)	24	—
			22,553	13,585

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolver, $496 available (non-accrual, Due 3/2013)(5)	1,504	421
		Senior Subordinated Term Debt (non-accrual, Due 3/2013)(5)	6,250	1,750
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	4	—
		Guaranty ($250)
			10,258	2,171

Cavert II Holdings Corp.	Manufacturing — bailing wire	Senior Term Debt (8.3%, Due 10/2012)(10)	2,875	2,875
		Senior Term Debt (10.0%, Due 10/2012)(6)	2,700	2,700
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock(4)	4,110	4,959
		Common Stock(4)	69	3,526
			14,425	18,731

Chase II Holdings Corp.	Manufacturing — traffic doors	Senior Term Debt (8.8%, Due 3/2011)	7,700	7,700
		Senior Term Debt (12.0%, Due 3/2011)(6)	7,520	7,520
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Preferred Stock(4)	6,961	7,713
		Common Stock(4)	61	—
			28,410	29,101

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.7%, Due 11/2014)(5)	7,000	6,869
		Preferred Stock(4)	3,725	—
		Guaranty ($2,000)
			10,725	6,869

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2010

(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)(5)	$17,250	$17,099
		Preferred Stock(4)	4,112	—
		Common Stock(4)	48	—
			21,410	17,099

Mathey Investments, Inc. (7)	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2011)(5)	1,032	1,011
		Senior Term Debt (10.0%, Due 3/2013)(5)	2,375	2,328
		Senior Term Debt (17.0%, Due 3/2014)(5) (6) (9)	7,227	6,974
		Common Stock(4)	500	—
		Common Stock Warrants(4)	277	—
			11,411	10,313

Total Control Investments (represents 71.7% of total investments at fair value)			$152,166	$148,248

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $600 available (10.0%, Due 10/2010)(5)	$900	$893
		Senior Term Debt (10.0%, Due 10/2012)(5)	4,163	4,131
		Senior Term Debt (12.5%, Due 4/2013)(5)	9,053	8,929
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	2	—
			16,618	13,953

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.2%, Due 5/2010)(5)	2,000	1,210
		Senior Term Debt (9.3%, Due 12/2011)(5)	6,227	3,767
		Senior Term Debt (10.5%, Due 12/2011)(5) (6)	7,300	4,417
		Preferred Stock(4)	1,750	—
		Common Stock(4)	1,682	—
			18,959	9,394

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	6,150
		Preferred Stock(4)	2,950	3,224
		Common Stock(4)	447	—
			11,397	9,374

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(5)	5,000	4,943
		Preferred Stock(4)	750	—
		Common Stock & Debt Warrants(4)	3	—
			5,753	4,943

Total Affiliate Investments (represents 18.2% of total investments at fair value)			$52,727	$37,664

TOTAL INVESTMENTS(11)			$227,567	$206,858

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at March 31, 2010, and due date represents the contractual maturity date.
(3)	Valued based on the indicative bid price on or near March 31, 2010, offered by the respective syndication agent’s trading desk or secondary desk.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2010.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the other senior debt and before the senior subordinated debt.
(7)	Restructured in December 2009, resulting in the Company owning 100% of Mathey Investments, Inc. and thus reclassifying it as a Control Investment.
(8)	Security was paid off, at par, subsequent to March 31, 2010 and was valued based on the pay off.
(9)	Loan was restructured into two separate term loans with face values of $3.7 million and $3.5 million effective February 2010.
(10)	Loan was repaid, in full, subsequent to March 31, 2010.
(11)

Aggregate gross unrealized depreciation for federal income tax purposes is $43,465; aggregate gross unrealized appreciation for federal income tax purposes is $22,756. Net unrealized depreciation is $20,709 based on a tax cost of $227,567.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS
Senior Syndicated Loans:
Activant Solutions, Inc.	Service - enterprise software and services	Senior Term Debt (3.4%, Due 5/2013)(7)	$1,658	$904
Advanced Homecare Holdings, Inc.	Service - home health nursing services	Senior Term Debt (4.3%, Due 8/2014)(7)	2,947	2,019
Aeroflex, Inc.	Service - provider of highly specialized electronic equipment	Senior Term Debt (4.5%, Due 8/2014)(7)	1,892	1,083
Compsych Investments Corp.	Service - employee assistance programs	Senior Term Debt (3.8%, Due 2/2012)(7)	3,083	2,405
CRC Health Group, Inc.	Service - substance abuse treatment	Senior Term Debt (3.5%, Due 2/2012)(7)	7,772	5,026
Critical Homecare Solutions, Inc.	Service - home therapy and respiratory treatment	Senior Term Debt (3.8%, Due 1/2012)(7)	4,359	3,632
Generac Acquisition Corp.	Manufacturing - standby power products	Senior Term Debt (3.0%, Due 11/2013)(7)	6,799	3,820
Graham Packaging Holdings Company	Manufacturing - plastic containers	Senior Term Debt (3.6%, Due 10/2011)(7)	3,348	2,813
HMTBP Acquisition II Corp.	Service - aboveground storage tanks	Senior Term Debt (3.5%, Due 5/2014)(3)	3,838	2,942
Huish Detergents, Inc.	Manufacturing - household cleaning products	Senior Term Debt (2.3%, Due 4/2014)(7)	1,966	1,690
Hyland Software, Inc.	Service - provider of enterprise content management software	Senior Term Debt (3.6%, Due 7/2013)(7)	3,912	2,990
Interstate Fibernet, Inc.	Service - provider of voice and data telecommunications services	Senior Term Debt (5.2%, Due 7/2013)(3)	9,804	6,698
KIK Custom Products, Inc.	Manufacturing - consumer products	Senior Term Debt (2.8%, Due 5/2014)(7)	3,941	1,862
Kronos, Inc.	Service - workforce management solutions	Senior Term Debt (3.5%, Due 6/2014)(7)	1,899	1,291
Local TV Finance, LLC	Service - television station operator	Senior Term Debt (2.5%, Due 5/2013)(7)	985	359
LVI Services, Inc.	Service - asbestos and mold remediation	Senior Term Debt (4.5%, Due 11/2010)(7)	5,916	2,673
MedAssets, Inc.	Service - pharmaceuticals and healthcare GPO	Senior Term Debt (5.1%, Due 10/2013)(7)	3,517	3,129
Network Solutions, LLC	Service - internet domain solutions	Senior Term Debt (3.2%, Due 3/2014)(7)	8,672	5,506
Open Solutions, Inc.	Service - software outsourcing for financial institutions	Senior Term Debt (3.3%, Due 1/2014)(7)	2,648	1,206
Ozburn-Hessey Holding Co. LLC	Service - third party logistics	Senior Term Debt (4.4%, Due 8/2012)(7)	7,523	5,975
Pinnacle Foods Finance, LLC	Manufacturing - branded food products	Senior Term Debt (3.2%, Due 4/2014)(7)	1,950	1,570
PTS Acquisition Corp.	Manufacturing - drug delivery and packaging technologies	Senior Term Debt (2.8%, Due 4/2014)(7)	6,877	4,264
QTC Acquisition, Inc.	Service - outsourced disability evaluations	Senior Term Debt (2.8%, Due 11/2012)(7)	1,763	1,356
Radio Systems Corporation	Service - design electronic pet containment products	Senior Term Debt (3.3%, Due 9/2013)(7)	1,644	1,308
Rally Parts, Inc.	Manufacturing - aftermarket motorcycle parts and accessories	Senior Term Debt (3.5%, Due 11/2013)(7)	2,458	1,073
SafeNet, Inc.	Service - chip encryption products	Senior Term Debt (4.2%, Due 4/2014)(7)	2,949	2,008
SGS International, Inc.	Service - digital imaging and graphics	Senior Term Debt (4.0%, Due 12/2011)(7)	1,475	978
Survey Sampling, LLC	Service - telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011)(3)	2,596	2,441
Triad Laboratory Alliance, LLC	Service - regional medical laboratories	Senior Term Debt (4.5%, Due 12/2011)(7)	4,120	3,432
Wastequip, Inc.	Service - process and transport waste materials	Senior Term Debt (2.8%, Due 2/2013)(7)	2,893	1,530
WaveDivision Holdings, LLC	Service - cable	Senior Term Debt (3.5%, Due 6/2014)(7)	1,905	1,575
West Corporation	Service - business process outsourcing	Senior Term Debt (2.9%, Due 10/2013)(7)	3,323	2,293
Subtotal - Senior Syndicated Loans			$120,432	$81,851

Non-Syndicated Loans
American Greetings Corporation	Manufacturing and design - greeting cards	Senior Notes (7.4%, Due 6/2016)(3)(10)	$3,043	$2,180

B-Dry, LLC	Service - basement waterproofer	Revolving Credit Facility, $300 available (10.5%, Due 10/2009)(5)	450	443
		Senior Term Debt (10.0%, Due 5/2014)(5)	6,681	6,464
		Senior Term Debt (10.0%, Due 5/2014)(5)	3,930	3,802
		Common Stock Warrants(4)	300	—
			11,361	10,709

Total Non-Control/Non-Affiliate Investments			$134,836	$94,740

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Cost	Fair Value

CONTROL INVESTMENTS

A. Stucki Holding Corp.	Manufacturing - railroad freight car products	Senior Term Debt (5.0%, Due 3/2012)	$11,246	$11,246
		Senior Term Debt (7.2%, Due 3/2012)(6)	10,450	10,450
		Senior Subordinated Term Debt (13%, Due 3/2014)	8,586	8,586
		Preferred Stock(4)	4,387	5,128
		Common Stock(4)	130	14,021
			34,799	49,431

Acme Cryogenics, Inc.	Manufacturing - manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2013)	14,500	14,500
		Preferred Stock(4)	6,984	6,920
		Common Stock(4)	1,045	—
		Common Stock Warrants(4)	25	—
			22,554	21,420

ASH Holdings Corp.	Retail and Service - school buses and parts	Revolver, $400 available (non-accrual, Due 3/2010)(5)	1,600	560
		Senior Subordinated Term Debt (non-accrual, Due 1/2012)(5)	5,937	2,078
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	4	—
		Guaranty ($500)
			10,041	2,638

Cavert II Holding Corp.	Manufacturing - bailing wire	Revolving Credit Facility, $3,000 available (8.0%, Due 10/2010)(8)	—	—
		Senior Term Debt (8.3%, Due 10/2012)	5,687	5,687
		Senior Term Debt (10.0%, Due 10/2012)(6)	2,950	2,950
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock(4)	4,110	4,591
		Common Stock(4)	69	733
			17,487	18,632

Chase II Holdings Corp.	Manufacturing - traffic doors	Revolving Credit Facility, $1,105 available (4.5%, Due 7/2010)	3,395	3,395
		Senior Term Debt (8.8%, Due 3/2011)	8,800	8,800
		Senior Term Debt (12.0%, Due 3/2011)(6)	7,680	7,680
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Preferred Stock(4)	6,961	9,300
		Common Stock(4)	61	5,537
			33,065	40,880

Country Club Enterprises, LLC	Service - golf cart distribution	Subordinated Term Debt (16.7% Due 11/2014)	7,000	7,000
		Preferred Stock(4)	3,725	3,725
			10,725	10,725

Galaxy Tool Holding Corp.	Manufacturing - aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	17,250	17,250
		Preferred Stock(4)	4,112	4,486
		Common Stock(4)	48	701
			21,410	22,437

Total Control Investments			$150,081	$166,163

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2009

(DOLLAR AMOUNTS IN THOUSANDS)

Company (1)	Industry	Investment (2)	Cost	Fair Value

AFFILIATE INVESTMENTS

Danco Acquisition Corp.	Manufacturing - machining and sheet metal work	Revolving Credit Facility, $2,600 available (9.3%, Due 10/2010)(5) (9)	$400	$378
		Senior Term Debt (9.3%, Due 10/2012)(5)	4,837	4,584
		Senior Term Debt (11.5%, Due 4/2013)(5)	9,113	8,544
		Preferred Stock(4)	2,500	2,558
		Common Stock Warrants(4)	3	—
			16,853	16,064

Mathey Investments, Inc.	Manufacturing - pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $1,463 available (9.0%, Due 3/2011)(5) (9)	537	529
		Senior Term Debt (9.0%, Due 3/2013)(5)	2,375	2,339
		Senior Term Debt (12.0%, Due 3/2014)(5) (6)	7,227	7,082
		Common Stock(4)	500	446
		Common Stock Warrants(4)	277	260
			10,916	10,656

Noble Logistics, Inc.	Service - aftermarket auto parts delivery	Revolving Credit Facility, $-0- available (6.5%, Due 12/2009)(5)	2,000	1,500
		Senior Term Debt (10.5%, Due 12/2011)(5)	5,727	4,295
		Senior Term Debt (12.5%, Due 12/2011)(5) (6)	7,300	5,475
		Senior Subordinated Term Debt (18.0%, Due 12/2011)	500	375
		Senior Subordinated Term Debt (14.0%, Due 5/2009)	150	149
		Preferred Stock(4)	1,750	—
		Common Stock(4)	1,682	—
			19,109	11,794

Quench Holdings Corp.	Service - sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	5,800
		Preferred Stock(4)	2,950	2,542
		Common Stock Warrants(4)	447	—
			11,397	8,342

Tread Corp.	Manufacturing - storage and transport equipment	Senior Term Debt (12.5%, Due 5/2013)(5)	5,000	4,925
		Preferred Stock(4)	750	793
		Common Stock Warrants(4)	3	453
			5,753	6,171

Total Affiliate Investments			$64,028	$53,027

TOTAL INVESTMENTS(11)			$348,945	$313,930

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(2)	Percentage represents the weighted average interest rates in effect at March 31, 2009, and due date represents the contractual maturity date.
(3)	Security valued using internally-developed, risk-adjusted discounted cash flow methodologies as of March 31, 2009.
(4)	Security is non-income producing.
(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2009.
(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated then the holder of the Last Out Tranche is paid after the senior debt.
(7)	Security valued based on the sale price obtained at or subsequent to March 31, 2009, since the security was sold.
(8)	Revolver was sold to third party subsequent to March 31, 2009.
(9)	Terms of agreement were refinanced and revolver limit was reduced.
(10)

The Company received non-cash assumption of $3,043 worth of senior notes received from American Greetings Corporation for the Company’s agreement to the RPG bankruptcy settlement in which the Company received the aforementioned notes and $909 in cash and recognized a loss on the settlement of approximately $601.

(11)

Aggregate gross unrealized depreciation for federal income tax purposes is $60,184; aggregate gross unrealized appreciation for federal income tax purposes is $25,169. Net unrealized depreciation is $35,015 based on a tax cost of $348,945.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the year ended March 31, 2010 with no effect to net decrease in net assets resulting from operations.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in commercial paper, United States Treasury securities and money-market funds. Cash and cash equivalents are carried at cost, which approximates fair value.  The Company places its cash and cash equivalents with financial institutions, and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company seeks to mitigate this concentration of credit risk by depositing funds with major financial institutions.

Classification of Investments

In accordance with the 1940 Act, the Company classifies portfolio investments on its consolidated balance sheets and its consolidated schedules of investments into the following categories:

•                  Control Investments—Investments in which the Company owns more than 25% of the voting securities or has greater than 50% representation on the board of directors;

•                  Affiliate Investments—Investments in which the Company owns between 5% and 25% of the voting securities and has less than 50% representation on the board of directors; and

•                  Non-Control/Non-Affiliate Investments—Investments in which the Company owns less than 5% of the voting securities.

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

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price.  In valuing these assets, the Company assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quote prices are reliable.  If the Company concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the use of valuing investments based on DCF.  For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks.  As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value.  The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

As of March 31, 2010, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets.  Thus, firm bid prices or IBPs were used to fair value the Company’s remaining syndicated loans at March 31, 2010.

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

(2)         Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors to determine the TEV of the issuer:

•                  the issuer’s ability to make payments;

•                  the earnings of the issuer;

•                  recent sales to third parties of similar securities;

•                  the comparison to publicly traded securities; and

•                  DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the Company has estimated the TEV of the issuer, the Company will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities.  If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(3)         Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.

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

Refer to Note 3 for additional information regarding fair value measurements and the Company’s adoption of ASC 820.

Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and for the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due.  However, the Company remains contractually entitled to this interest.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment.  Non-accrual loans are restored to accrual status when past due principal and interest is paid or due to a restructuring such that the interest income is deemed to be collectible, and in management’s judgment, are likely to remain current. At March 31, 2010, one Control investment, ASH Holdings Corp. (“ASH”), was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in the Company’s portfolio at March 31, 2010.   At March 31, 2009, one Control investment, ASH, was on non-accrual with a fair value of approximately $2.6 million, or 0.8% of the fair value of all loans held in the Company’s portfolio at March 31, 2009.  Currently, the Company does not have investments that have paid-in-kind, or PIK, interest.

Success fees are recorded upon receipt and are contractually due upon a change of control in a portfolio company.  To date, the Company has not recorded any success fees.  Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash.  During the year ended March 31, 2010, the Company recorded and collected approximately $953 of dividends on preferred shares of A. Stucki Holding Corp.  During the year ended March 31, 2009, the Company recorded $567 of dividends on preferred shares of Quench Holdings Corp.  Otherwise, the Company has not accrued for any other such dividend income.

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

Deferred Financing Fees

Costs associated with the Company’s line of credit are deferred and amortized over the life of the line of credit.

Related Party Costs

The Company has entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee.  The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator) whereby it pays separately for administrative services.  These fees are accrued when the services are performed and generally paid one month in arrears.  Refer to Note 4 for additional information regarding these related party costs and agreements.

Federal Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows it to avoid paying corporate income taxes on any income or gains that it distributes to the Company’s stockholders.  The Company has distributed and intends to distribute sufficient dividends to eliminate taxable income.  The Company may also be subject to federal excise tax if it does not distribute at least 98% of its investment company taxable income and 98% of its capital gain net income in any calendar year.

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities.  Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The Company has evaluated the implications of ASC 870, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the consolidated financial statements.  The Company’s federal tax returns for fiscal year 2007, 2008 and 2009 remain subject to examination by the Internal Revenue Service.

Dividends

Dividends to stockholders are recorded on the ex-dividend date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a distribution to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end the Company may pay a bonus dividend, in addition to the monthly dividends, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company typically retains long-term capital gains, if any, and does not pay them out as distributions. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.

Recent Accounting Pronouncements

In August 2009, FASB issued Accounting Standard Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value.”  The update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities.  ASU No. 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability.  ASU No. 2009-05 is effective for interim and annual periods beginning after August 28, 2009.  The Company adopted ASU No. 2009-05 beginning with the quarter ended December 31, 2009.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required.  New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments.  ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company adopted ASU No. 2009-12 beginning with the quarter ended December 31, 2009.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In December 2009, FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to absorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009.  The Company does not believe the adoption of this standard will have a material impact on its financial position and results of operations.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010.  The Company adopted ASU No. 2010-06 beginning with the year ended March 31, 2010.  The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

In February 2010, FASB issued ASU No. 2010-09, “Subsequent Events,” that amended its guidance on subsequent events.  SEC filers are not required to disclose the date through which an entity has evaluated subsequent events.  The amended guidance was effective upon issuance for all entities except conduit bond obligors.

In February 2010, FASB issued ASU 2010-10, “Consolidations” to defer FAS 167, Amendments to FASB Interpretation No. 46(R), for certain investment entities that have the attributes of entities subject to ASC 946 (the “investment company guide”). In addition, the ASU (1) amends the requirements for evaluating whether a decision maker or service contract is a variable interest to clarify that a quantitative approach should not be the sole consideration in assessing the criteria and (2) clarifies that related parties should be considered in applying all of the decision maker and service contract criteria. This standard does not have an impact on the Company’s financial position and results of operations.

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

As of March 31, 2010, all of the Company’s assets were valued using Level 3 inputs.

The following table presents the financial instruments carried at fair value as of March 31, 2010, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value Reported in Condensed Consolidated Statement of Assets and Liabilities
Non-Control/Non-Affiliate Investments
Senior term debt	$—	$—	$20,903	$20,903
Common equity/equivalents	—	—	43	43
Total Non-Control/Non-Affiliate Investments	—	—	20,946	20,946

Control Investments
Senior term debt	—	—	50,110	50,110
Senior subordinated term debt	—	—	60,018	60,018
Preferred equity	—	—	17,201	17,201
Common equity/equivalents	—	—	20,919	20,919
Total Control investments	—	—	148,248	148,248

Affiliate Investments
Senior term debt	—	—	23,346	23,346
Senior subordinated term debt	—	—	11,094	11,094
Preferred equity	—	—	3,224	3,224
Total Affiliate investments	—	—	37,664	37,664

Total Investments at fair value	$—	$—	$206,858	$206,858
Cash Equivalents	85,000	—	—	85,000

Total Investments and Cash Equivalents	$85,000	$—	$206,858	$291,858

The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	As of March 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value Reported in Condensed Consolidated Statement of Assets and Liabilities
Non-Control/Non-Affiliate Investments
Senior term debt	$—	$—	$94,740	$94,740
Total Non-Control/Non-Affiliate Investments	—	—	94,740	94,740

Control Investments
Senior term debt	—	—	50,209	50,209
Senior subordinated term debt	—	—	60,812	60,812
Preferred equity	—	—	34,150	34,150
Common equity/equivalents	—	—	20,992	20,992
Total Control investments	—	—	166,163	166,163

Affiliate Investments
Senior term debt	—	—	34,726	34,726
Senior subordinated term debt	—	—	11,249	11,249
Preferred equity	—	—	5,893	5,893
Common equity/equivalents	—	—	1,159	1,159
Total Affiliate investments	—	—	53,027	53,027

Total Investments at fair value	$—	$—	$313,930	$313,930
Cash Equivalents	—	—	—	—

Total Investments and Cash Equivalents	$—	$—	$313,930	$313,930

Changes in Level 3 Fair Value Measurements

The following tables provide a roll-forward in the changes in fair value during the year ended March 31, 2010 and 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology.  Two tables are provided for each period, where the first table is broken out by Control, Affiliate and Non-Control/Non-Affiliate classification, and the second table is broken out by major security type.

Fair value measurements using unobservable data inputs (Level 3)

Fiscal Year 2010:

	Non-Control/ Non-Affiliate Investments	Control Investments	Affiliate Investments	Total
Year ended March 31, 2010:
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930
Total realized gains (losses)(1)	(35,923)	—	—	(35,923)
Total unrealized gains (losses)(1)	38,367	(20,001)	(4,061)	14,305
Issuances / Originations	150	3,925	713	4,788
Sales	(74,706)	—	—	(74,706)
Settlements / Repayments	(1,682)	(12,968)	(886)	(15,536)
Transfers	—	11,129	(11,129)	—
Fair value as of March 31, 2010	$20,946	$148,248	$37,664	$206,858

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2010:
Fair value as of March 31, 2009	$179,676	$72,062	$40,042	$22,150	$313,930
Total realized gains (losses)(1)	(35,923)	—	—	—	(35,923)
Total unrealized gains (losses) (1)	38,748	(3,638)	(19,617)	(1,188)	14,305
Issuances / Originations	2,100	2,688	—	—	4,788
Sales	(74,706)	—	—	—	(74,706)
Settlements / Repayments	(15,536)	—	—	—	(15,536)
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858

Fiscal Year 2009:

	Non-Control/ Non-Affiliate Investments	Control Investments	Affiliate Investments	Total
Year ended March 31, 2009:
Fair value as of March 31, 2008	$142,739	$145,407	$47,458	$335,604
Total realized gains (losses) (1)	(5,023)	—	—	(5,023)
Total unrealized gains (losses) (1)	(16,418)	9,029	(12,425)	(19,814)
Issuances / Originations	—	39,756	10,169	49,925
Purchases	34	—	—	34
Sales	(13,914)	—	—	(13,914)
Settlements / Repayments	(12,678)	(10,043)	(10,161)	(32,882)
Transfers	—	(17,986)	17,986	—
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2009:
Fair value as of March 31, 2008	$237,878	$46,733	$29,934	$21,059	$335,604
Total realized gains (losses) (1)	(5,023)	—	—	—	(5,023)
Total unrealized gains (losses) (1)	(14,744)	(7,500)	1,572	858	(19,814)
Issuances / Originations	6,555	34,550	8,587	233	49,925
Purchases	34	—	—	—	34
Sales	(13,914)	—	—	—	(13,914)
Settlements / Repayments	(31,110)	(1,721)	(51)	—	(32,882)
Fair value as of March 31, 2009	$179,676	$72,062	$40,042	$22,150	$313,930

(1)             Included in the realized and unrealized (loss) gain section on the accompanying consolidated statement of operations for the year ended March 31, 2010.

Non-Proprietary Investment Activity

Non-proprietary investments are investments that were not originated by the Company.  During April and May 2009, the Company finalized the sale of 29 of the 32 senior syndicated loans that were held in its portfolio of investments at March 31, 2009 to various investors in the syndicated loan market.  The loans, in the aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of the Company’s total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of the Company’s total investments, at March 31, 2009.  As a result of these sales, the Company received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million.

In October 2009, the Company completed the sales of certain other syndicated loans (HMTBP Acquisition II Corp. and a portion of Interstate FiberNet, Inc.) and received approximately $5.5 million in net cash proceeds and recorded a realized loss of approximately $1.3 million.

Upon the settlement of these sales, the remaining non-proprietary loans in the Company’s investment portfolio had a fair value of approximately $10.7 million, or 5.2% of its total investments at March 31, 2010.

Subsequent to March 31, 2010, Interstate FiberNet, Inc. made full repayment of their senior term debt owed to the Company.  This payoff reduced the Company’s remaining non-proprietary loan balance further to $4.0, at fair value, as of March 31, 2010.

Proprietary Investment Activity

During our fiscal year ended March 31, 2010, the Company executed the following transactions with certain of its portfolio companies:

•                  In April 2009, A. Stucki Holding Corp. (“Stucki”) refinanced a portion of its senior term debt by making principal repayments of approximately $2.0 million, which represented the next three quarterly payments due under normal amortization on both their senior term A ($1.6 million) and senior term B ($412) loans.

•                  In April 2009, ASH made a repayment of approximately $1.1 million on its revolving line of credit, which reduced the then-outstanding balance to $500.

•                  In April 2009, the Company entered into an agreement to reduce the available credit limit on Mathey Investment, Inc.’s (“Mathey”) revolving line of credit from $2.0 million to $1.0 million.  This was a non-cash transaction.

•                  In April 2009, the Company made an investment disbursement to Cavert II Holding Corp. (“Cavert”) for approximately $850 on its revolving line of credit, and the proceeds were used to make the next four quarterly payments due under normal amortization for both its senior term A and senior term B loans in a non-cash transaction.  Subsequently, on April 17, 2009, Cavert repaid the outstanding $850 in principal plus accrued interest on its revolving line of credit.  The revolving line of credit was then sold to a third party for a nominal fee.

•                  In April 2009, the Company entered into an agreement to reduce the available credit limit on Chase II Holdings Corp.’s (“Chase”) revolving line of credit from $4.5 million to $3.5 million.  This was a non-cash transaction.

•                  In September, the Company agreed to an early termination of its revolving line of credit to B-Dry, LLC, which had an original maturity date of October 2009.  The revolving line of credit was fully repaid at such time.

•                  In October 2009, the Company refinanced its revolving line of credit with Chase to a third party and the outstanding balance of $3.5 million, plus accrued interest, was repaid in full.

•                  In October 2009, one of our portfolio companies entered into an agreement with a third party to act as an advisor in looking at strategic investment alternatives.

•                  In October 2009, Stucki declared and, in November 2009, paid accrued dividends on its preferred stock, of which the Company received approximately $953.

•                  In October 2009, the Company entered into an agreement with Stucki to waive all quarterly principal payments due on its Term Loan A and Term Loan B notes for the period April 1, 2010 through March 31, 2011.  This was a non-cash transaction.

•                  In November 2009, the Company entered into an agreement to reduce the available credit limit on Danco Acquisition Corp.’s revolving line of credit from $3.0 million to $1.5 million.  This was a non-cash transaction.

•                  In December 2009, the Company assumed 100% ownership of Mathey, previously an Affiliate investment, exercising its right after certain defaults on the part of Mathey and subsequent expiration of a forbearance period granted by the Company.  The Company disbursed approximately $282 to buy out the previous stockholders of Mathey and to pay for related legal expenses incurred in the process.  The Company’s investment in Mathey was reclassified from an Affiliate to a Control investment in the third quarter of the year ended March 31, 2010 and is shown as a Control investment on the consolidated financial statements as of March 31, 2010.

•                  In January 2010, the Company entered into an agreement with Noble Logistics, Inc. to extend the maturity of its revolving line of credit to May 2010. This was a non-cash transaction.

•                  In February 2010, the Company executed a guaranty of a wholesale financing facility agreement between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprise, LLC (“CCE”), one of its Control Investments.  Refer to Note 11, Commitments and Contingencies, for further information regarding this guaranty.

•                  Effective February 2010, the senior LOT note to Mathey was restructured into two separate notes, term loan B and term loan C, with face values of $3.5 million and $3.7 million, respectively.

•                  In March 2010, the Company invested $870 in Stucki in the form of additional debt to the existing senior subordinated term debt for Stucki’s acquisition of the assets of Midland Reclamation Company (“Midland”).  Midland, located in Jerseyville, IL, is a reconditioner of freight car and locomotive couplers and supplier of freight car components.  The investment carries the same terms as the original senior subordinated term debt facility.  The Company’s equity securities and ownership position did not change as a result of this transaction.

•                  In March 2010, the Company entered into agreements with ASH to extend the maturity dates of both its revolving line of credit and its senior subordinated term debt to March 2013.  This was a non-cash transaction.

•                  In March 2010, the Company disbursed $1.5 million to ASH under its revolving line of credit, the proceeds of which were used to pay off a facility due to the senior lender of ASH.

Refer to Note 14, Subsequent Events, for further investment activity occurring subsequent to March 31, 2010.

Investment Concentrations

Approximately 45.6% of the aggregate fair value of the Company’s investment portfolio at March 31, 2010 was comprised of senior debt, 34.4% was senior subordinated debt, and 20.0% was preferred and common equity securities.  At March 31, 2010, the Company had investments in 16 portfolio companies with an aggregate fair value of $206.9 million, of which Stucki, Chase and Cavert collectively comprised approximately $98.2 million, or 47.5% of the Company’s total investment portfolio, at fair value.  The following table outlines the Company’s investments by type at March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$102,446	$94,359	$224,261	$179,676
Senior Subordinated Term Debt	79,799	71,112	79,362	72,061
Preferred Equity	40,728	20,425	40,728	40,043
Common Equity/Equivalents	4,594	20,962	4,594	22,150
Total Investments	$227,567	$206,858	$348,945	$313,930

Investments at fair value consisted of the following industry classifications at March 31, 2010 and 2009:

	March 31, 2010			March 31, 2009
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Machinery	$60,692	29.3%	31.5%	$63,907	20.4%	29.7%
Diversified/Conglomerate Manufacturing	43,054	20.8	22.3	56,944	18.1	26.5
Containers, Packaging and Glass	18,731	9.1	9.7	21,446	6.8	10.0
Aerospace and Defense	17,099	8.3	8.9	22,436	7.2	10.4
Chemicals, Plastics and Rubber	13,585	6.6	7.0	21,420	6.8	10.0
Buildings and Real Estate	10,220	4.9	5.3	10,709	3.4	5.0
Cargo Transport	9,394	4.5	4.9	13,324	4.3	6.2
Healthcare, Education and Childcare	9,374	4.5	4.9	33,605	10.7	15.6
Automobile	9,040	4.4	4.7	14,436	4.6	6.7
Telecommunications	7,831	3.8	4.1	9,139	2.9	4.3
Oil and Gas	4,943	2.4	2.6	6,171	2.0	2.9
Printing and Publishing	2,895	1.4	1.5	3,158	1.0	1.5
Diversified/Conglomerate Service	—	—	—	23,585	7.5	11.0
Electronics	—	—	—	6,594	2.1	3.1
Personal, Food, and Miscellaneous Services	—	—	—	3,552	1.1	1.6
Broadcasting and Entertainment	—	—	—	1,934	0.6	0.9
Beverage, Food and Tobacco	—	—	—	1,570	0.5	0.7
Total Investments	$206,858	100.0%		$313,930	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2010 and 2009:

	March 31, 2010			March 31, 2009
		Percentage of			Percentage of
	Fair Value	Total Investments	Net Assets	Fair Value	Total Investments	Net Assets
Mid-Atlantic	$88,501	42.8%	45.9%	$119,622	38.1%	55.7%
Midwest	68,802	33.3	35.6	105,945	33.7	49.3
Southeast	25,493	12.3	13.2	40,512	12.9	18.9
West	16,124	7.8	8.4	30,326	9.7	14.1
Northeast	7,938	3.8	4.1	17,525	5.6	8.1
Total Investments	$206,858	100.0%		$313,930	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2010:

Fiscal Year Ending March 31,	Amount
2011	$29,280
2012	50,701
2013	22,122
2014	55,817
2015	21,291
Thereafter	3,043
Total Contractual Repayments	$182,254
Investment in equity securities	45,322
Unamortized premiums on debt securities	(9)
Total investments held at March 31, 2010	$227,567

Note 4. Related Party Transactions

Investment Advisory and Management Agreement

The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 8, 2009, the Company’s Board of Directors approved the renewal of the Advisory Agreement through August 31, 2010.

The following tables summarize the management fees and associated credits reflected in the accompanying consolidated statements of operations:

	Year Ended March 31,
	2010	2009
Average total assets subject to base management fee(1)	$224,200	$335,050
Multiplied by annual base management fee of 2%	2%	2%
Unadjusted base management fee	4,484	6,701

Reduction for loan servicing fees(2)	(3,747)	(5,002)
Base management fee(2)	$737	$1,699

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(291)	(1,613)
Credit for fees received by Adviser from the portfolio companies	(433)	(861)
Credit to base management fee from Adviser	(724)	(2,474)

Net base management fee	$13	$(775)

Incentive fee(2)	$588	$—
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(102)	—
Net incentive fee	$486	$—

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(291)	$(1,613)
Credit for fees received by Adviser from portfolio companies	(433)	(861)
Incentive fee credit	(102)	—
Credit to base management and incentive fees from Adviser(2)	$(826)	$(2,474)

(1)    Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)    Reflected as a line item on the consolidated statement of operations located elsewhere in this report.

Base Management Fee

The base management fee was computed and payable quarterly and was assessed at an annual rate of 2.0%, computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings.  In addition, the following three items are adjustments to the base management fee calculation.

•      Loan Servicing Fees

The Adviser also services the loans held by Business Investment, in return for which it receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.  For the years ended March 31, 2010 and 2009, the Company recorded loan servicing fees due to the Adviser of $3.7 million and $5.0 million, respectively, all of which were deducted against the 2.0% base management fee in order to derive the base management fee line item in the accompanying consolidated statements of operations.

•      Senior Syndicated Loan Fee Waiver

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended March 31, 2010 and 2009.  For the years ended March 31, 2010 and 2009, the Company recorded waivers related to investments in senior syndicated loan participations of $291 and $1,613, respectively, all of which were credited against the 2.0% base management fee.

•      Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance.  50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.  For the years ended March 31, 2010 and 2009, the Company recorded credits for fees received by Adviser from portfolio companies of $433 and $861, respectively, all of which were credited against the 2.0% base management fee.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company will pay the Adviser an income incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•      no incentive fee in any calendar quarter in which its pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

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

Because pre-incentive fee net investment income was above the hurdle rate of 1.75% of net assets for the quarter ended December 31, 2009, the Company recorded an incentive fee of $588.  The Adviser’s board of directors subsequently irrevocably waived and credited $102 of the incentive fee, resulting in a net incentive fee for the fiscal year ended March 31, 2010 of $486.  Previously, no income-based incentive fees had been recorded for the Company from inception through September 30, 2010. No capital gains incentive fee had been recorded for the Company from inception through March, 31, 2010, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s average total assets (the total assets at the beginning of each quarter) in comparison to the average total assets of all companies managed by the Adviser under similar agreements. On July 8, 2009, the Company’s Board of Directors approved the renewal of its Administration Agreement with the Administrator through August 31, 2010. The Company recorded fees to the Administrator on the consolidated statements of operations of $676 and $821 for the years ended March 31, 2010 and 2009, respectively.

Related Party Fees Due

Amounts due to related parties on the accompanying consolidated statements of assets and liabilities were as follows:

	As of March 31,
	2010	2009
Unpaid base management fee due to Adviser	$16	$(114)
Unpaid loan servicing fee due to Adviser	219	301
Unpaid incentive fee due to Adviser	486	—
Total due to Adviser	$721	$187

Unpaid administration fee due to Administrator	$149	$179

Total related party fees due	$870	$366

Note 5. Borrowings

Line of Credit

On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender.  In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank AG under a prior line of credit.  The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  On April 13, 2010, the Company, through Business Investment, entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit, which extended the maturity date of the Credit Facility to April 13, 2012. If the Credit facility is not renewed or extended by April 13, 2012, all unpaid principal and interest will be due and payable within one year of the maturity date. See Note 14. “Subsequent Events” for further information regarding the renewal of the Credit Facility. Prior to the April 13, 2010 renewal, advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 5.0% per annum, with a commitment fee of 0.75% per annum on undrawn amounts.  Interest is payable monthly during the term of the Credit Facility.  Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment.  As of March 31, 2010, the Company has approximately $27.8 million of principal outstanding with approximately $20.9 million of availability under the line of credit.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies without lenders consent. The facility also limits payments on distributions to the aggregate net investment income for the prior twelve months preceding April 2010.  The Company is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property.  The Credit Facility also requires the Company to comply with other financial and operational covenants, which require the Company to, among other things, maintain certain financial ratios, including asset and interest coverage a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement.  Additionally, the Company is subject to a performance guaranty that requires the Company to maintain a minimum net worth of $169.0 million plus 50.0% of all equity and subordinated debt raised after April 14, 2009, to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and to maintain its status as a BDC under the 1940 Act and as a RIC under the Code.  As of March 31, 2010, the Company was in compliance with all covenants.

Short-Term Loan

Similar to previous quarter ends for the year ended March 31, 2010, the Company purchased $85.0 million of short-term United States Treasury securities through Jefferies on March 30, 2010.  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.67%.  On April 1, 2010, when the securities matured, the Company repaid the $75.0 million loan from Jefferies in full, and, on April 2, 2010, repaid the $10.0 million drawn on the Credit Facility for the transaction.

Fair Value

The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments.  The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date.  Due to the three day duration of the short-term loan, cost approximated fair value.  The following table presents the Credit Facility and short-term loan carried at fair value as of March 31, 2010, by caption on the accompanying consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	As of March 31, 2010
				Total Fair Value
				Reported in
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Credit Facility	$—	$—	$27,812	$27,812
Short-Term Loan	—	—	75,000	75,000
Total	$—	$—	$102,812	$102,882

			Total Fair Value
			Reported in
	Credit	Short-Term	Consolidated Statement of
	Facility	Loan	Assets and Liabilities
Year ended March 31, 2010:
Fair value at March 31, 2009(1)	$110,265	$—	$110,265
Borrowings	107,500	290,000	397,500
Repayments	(189,965)	(215,000)	(404,965)
Net unrealized appreciation of Credit Facility(2)	12	—	12
Fair value at March 31, 2010	$27,812	$75,000	$102,812

(1)    ASC 825 was not adopted until the second quarter of fiscal year 2010; therefore, the Credit Facility is shown at its principal balance outstanding at March 31, 2009 in the table above.

(2)    Unrealized appreciation of $12 is reported on the accompanying consolidated statements of operations for the twelve months ended March 31, 2010.

The fair value of the collateral under the Credit Facility was approximately $201.8 million and $309.1 million at March 31, 2010 and 2009, respectively. The fair value of the collateral under the short-term loan was approximately $85.0 million as of March 31, 2010.

Note 6. Interest Rate Cap Agreements

In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank AG and entered into an interest rate cap agreement with BB&T that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45.0 million at a cost of approximately $39.  At March 31, 2010, the interest rate cap agreement had a nominal fair market value. The Company records changes in the fair market value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation on derivative on the Company’s consolidated statement of operations. The interest rate cap agreement expires in May 2011. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.5% when the LIBOR rate is in excess of 6.5%.  In April 2010, the Company entered into a forward interest rate cap agreement for a notional amount of $45 million with BB&T.  See Note 14. “Subsequent Events” for further information regarding this transaction.

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

Note 7. Common Stock

As of March 31, 2010 and 2009, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 shares of common stock were outstanding.

Registration Statement

On July 21, 2009, the Company filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009. The SEC declared the registration statement effective on October 8, 2009, and such registration statement will permit the Company to issue, through one or more transactions, an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Note 8. Net Decrease in Net Assets Resulting from Operations per Share

The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per share for the years ended March 31, 2010 and 2009:

	Year Ended March 31,
	2010	2009
Numerator for basic and diluted net decrease in net assets resulting from operations per share	$(11,071)	$(11,449)
Denominator for basic and diluted weighted average shares	22,080,133	21,545,936
Basic and diluted net decrease in net assets per share resulting from operations	$(0.50)	$(0.53)

Note 9. Distributions

The Company’s Board of Directors declared the following monthly distributions per share for the fiscal years 2010 and 2009:

Declaration Date	Record Date	Payment Date	Distribution per Share
April 16, 2009	April 27, 2009	May 8, 2009	$0.04
April 16, 2009	May 20, 2009	May 29, 2009	0.04
April 16, 2009	June 22, 2009	June 30, 2009	0.04
July 8, 2009	July 23, 2009	July 31, 2009	0.04
July 8, 2009	August 21, 2009	August 31, 2009	0.04
July 8, 2009	September 22, 2009	September 30, 2009	0.04
October 6, 2009	October 22, 2009	October 30, 2009	0.04
October 6, 2009	November 19, 2009	November 30, 2009	0.04
October 6, 2009	December 22, 2009	December 31, 2009	0.04
January 12, 2010	January 21, 2010	January 29, 2010	0.04
January 12, 2010	February 18, 2010	February 26, 2010	0.04
January 12, 2010	March 23, 2010	March 31, 2010	0.04
		Total Fiscal Year 2010:	$0.48

Declaration Date	Record Date	Payment Date	Distribution per Share
April 8, 2008	April 22, 2008	April 30, 2008	$0.08
April 8, 2008	May 21, 2008	May 30, 2008	0.08
April 8, 2008	June 20, 2008	June 30, 2008	0.08
July 9, 2008	July 23, 2008	July 31, 2008	0.08
July 9, 2008	August 21, 2008	August 29, 2008	0.08
July 9, 2008	September 22, 2008	September 30, 2008	0.08
October 7, 2008	October 23, 2008	October 31, 2008	0.08
October 7, 2008	November 19, 2008	November 28, 2008	0.08
October 7, 2008	December 22, 2008	December 31, 2008	0.08
January 13, 2009	January 22, 2009	January 30, 2009	0.08
January 13, 2009	February 19, 2009	February 27, 2009	0.08
January 13, 2009	March 23, 2009	March 31, 2009	0.08
		Total Fiscal Year 2009:	$0.96

Aggregate distributions declared and paid for the years ended March 31, 2010 and 2009 were approximately $10.6 million and $20.8 million, respectively, which were declared based on an estimate of net investment income for those fiscal years ended. Distributions declared for the year ended March 31, 2010 equaled net investment income, while, for the year ended March 31, 2009, distributions exceeded net investment income by approximately $7.4 million. Accordingly, a portion of the distributions declared during the year ended March 31, 2009 was treated as a return of capital to the Company’s stockholders.

Distribution of Income and Gains

Net investment income of the Company is declared and distributed to stockholders monthly. Net realized gains from investment transactions, in excess of available capital loss carryforwards, would be taxable to the Company if not distributed, and, therefore, generally will be distributed at least annually.

The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations, which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company may periodically make reclassifications among certain of its capital accounts without impacting the net asset value of the Company. Additionally, the following tables also include these adjustments for the years ended March 31, 2010 and March 31, 2009, respectively.

The Company’s components of net assets on a tax-basis were as follows:

	Year Ended March 31,
	2010	2009
Capital loss carryforward	$(43,507)	$(6,724)
Post-October tax loss	—	(807)
Other	18	18
Net unrealized depreciation of investments	(20,710)	(35,015)
Net unrealized depreciation of derivative	(39)	(53)
Net unrealized depreciation of borrowings	(12)	—
Common stock	22	22
Paid-in-capital	257,206	257,361
Net assets	$192,978	$214,802

The Company intends to retain realized gains to the extent of available capital loss carryforwards. At March 31, 2010 and 2009, the Company had $36,783 and $6,430 of capital loss carryforwards that expire in 2018 and 2017, respectively.

For the years ended March 31, 2010 and 2009, the Company recorded the following adjustments to reflect tax character. Adjustments to paid-in-capital relate primarily to distributions in excess of net investment income. Results of operations and net assets were not affected by these revisions.

	Year Ended March 31,
	2010	2009
Undistributed net investment income	$—	$7,368
Paid-in-capital	—	(7,368)

The tax character of distributions paid to stockholders by the Company is summarized as follows:

	Tax Year Ended March 31,
	2010	2009
Distributions from ordinary income	$10,598	$13,388
Distributions from return of capital	—	7,368
Total Distributions	$10,598	$20,756

Note 10. Federal and State Income Taxes

The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code.  As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and, as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income in any calendar year.  The Company must also meet the asset diversification threshold under the Code’s rules applicable to a RIC, which is referred to herein as the 50% threshold.  For fiscal year 2010, for each of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 (the “measurements dates”), the Company satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured and the Company repaid the short-term loan, at which time the Company again fell below the 50% threshold.  As of the date of this filing, the Company remains below the 50% threshold.  Thus, while the Company currently qualifies as a RIC despite its current inability to meet the 50% threshold and potential inability to do so in the future, if the Company makes any additional investments before regaining compliance with the asset diversification test, its RIC status will be threatened.  Failure to meet the 50% threshold alone will not result in loss of the Company’s RIC status in its current situation.  In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including as a result of the sale of assets, as in the Company’s present situation, the Company is still deemed to have satisfied the asset diversification test and, therefore, maintain its RIC status, as long as it has not made any new investments, including additional investments in its existing portfolio companies (such as advances under outstanding lines of credit), since the time that it fell below the 50% threshold.  If the Company makes an investment and does not regain compliance with the 50% threshold prior to the next quarterly measurement date following the investment, it would have thirty days to “cure” its failure of the asset diversification test to avoid a loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital or changing the composition of the Company’s assets, which could include full or partial divestitures of investments, such that the Company would once again meet or exceed the 50% threshold.

Note 11. Commitments and Contingencies

At March 31, 2010, the Company was not party to any signed term sheets for potential investments.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company (“FMC”) and ASH, one of the Company’s Control investments.  The Finance Facility provides ASH with a line of credit of up to $250 for component Ford parts used by ASH to build truck bodies under a separate contract.  Title and ownership of the parts are retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor.  The Finance Facility is secured by all of the assets of Business Investment.  As of March 31, 2010, the Company has not been required to make any payments on the guaranty of the Finance Facility, and the Company considers the credit risk to be remote.

In February 2010, the Company executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and CCE, one of the Company’s Control Investments.  The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers.  The guaranty expires in February 2011, unless it is renewed by the Company, CCE and Agricredit.  In connection with this guaranty, the Company received a premium of $84 from CCE. As of March 31, 2010, the Company has not been required to make any payments on the guaranty of the Floor Plan Facility, and the Company considers the credit risk to be remote.

Note 12. Financial Highlights

	Year Ended March 31,
	2010	2009	2008
Per Share Data (1)
Net asset value at beginning of year	$9.73	$12.47	$13.46

Income from investment operations
Net investment income(2)	0.48	0.62	0.79
Realized loss on sale of investments(2)	(1.63)	(0.23)	(0.15)
Net unrealized depreciation of investments(2)	0.65	(0.92)	(0.70)
Total from investment operations	(0.50)	(0.53)	(0.06)

Distributions from:
Net investment income	(0.48)	(0.62)	(0.78)
Tax return on capital	—	(0.34)	(0.15)
Total distributions(3)	(0.48)	(0.96)	(0.93)

Shelf registration offering costs	(0.01)	(0.03)	—
Effect on distribution of rights offering after record date(4)	—	(1.22)	—
Net asset value at end of year	$8.74	$9.73	$12.47

Per share market value at beginning of year	$3.67	$9.32	$14.87
Per share market value at end of year	5.98	3.82	9.41
Total return(5)	79.80%	(51.65)%	(31.54)%
Shares outstanding at end of year	22,080,133	22,080,133	16,560,100

Statement of Assets and Liabilities Data:
Net assets at end of year	$192,978	$214,802	$206,445
Average net assets(6)	191,112	230,738	219,626

Senior Securities Data:
Total borrowings	$102,812	$110,265	$144,835
Asset coverage ratio(7)	281%	293%	242%
Average coverage per unit(8)	$2,814	$2,930	$2,422

Ratios/Supplemental Data:
Ratio of expenses to average net assets(9), (10)	5.76%	6.46%	8.04%
Ratio of net expenses to average net assets(9), (11)	5.33%	5.38%	6.76%
Ratio of net investment income to average net assets(9)	5.55%	5.80%	5.94%

(1)	Based on actual shares outstanding at the end of the corresponding period.
(2)	Based on weighted average basic per share data.
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
(5)

Total return equals the change in the market value of the Company’s common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of the Company’s dividend reinvestment plan.

(6)	Calculated using the average of the balance of net assets at the end of each month of the reporting period.
(7)

As a business development company, the Company is generally required to maintain an asset coverage ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(8)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand of indebtedness.
(9)	Amounts are annualized.
(10)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(11)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

Note 13. Selected Quarterly Data (Unaudited)

	Year Ended March 31, 2010
	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010
Total investment income	$5,169	$4,943	$5,921	$4,752
Net investment income	2,445	2,371	3,073	2,709
Net (decrease) increase in net assets resulting from operations	(9,190)	(18,090)	(4,420)	20,629
Net (decrease) increase in net assets resulting from operations per weighted average common share (basic & diluted)	$(0.42)	$(0.82)	$(0.20)	$0.93

	Year Ended March 31, 2009
	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008	Quarter Ended March 31, 2009
Total investment income	$6,038	$6,816	$7,002	$5,956
Net investment income	3,051	3,783	3,587	2,967
Net (decrease) increase in net assets resulting from operations	(4,484)	956	(3,940)	(3,981)
Net (decrease) increase in net assets resulting from operations per weighted average common share (basic & diluted)	$(0.22)	$0.04	$(0.18)	$(0.18)

Note 14. Subsequent Events

Renewed Credit Facility

On April 13, 2010, the Company entered into a third amended and restated credit agreement through its wholly-owned subsidiary, Business Investment, providing for a $50.0 million revolving line of credit arranged by Branch Banking and Trust Company as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender. Subject to certain terms and conditions, the Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility.  The Credit Facility matures on April 13, 2012 (the “Maturity Date”), and if it is not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 13, 2013 (one year after the Maturity Date).  Advances under the Credit Facility will generally bear interest at the 30 day LIBOR rate (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and will be 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment.  In connection with the Credit Facility, the Company paid an upfront fee of 1.0% of the committed amount.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Agreement, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are early prepayment or are made as contractually required.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies. The facility also restricts some of the terms and provisions (including interest rates, terms to maturity and payments schedules) and limits the borrower and industry concentrations of loans that are eligible to secure advances as well as limits on payments of distributions. As of May 21, 2010, Business Investment was in compliance with all of the facility covenants. As of May 21, 2010 there was $11.1 million of borrowings outstanding on the Credit Facility at an interest rate of approximately 6.5% and the remaining borrowing capacity under the Credit Facility was approximately $37.6 million.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to the Company. At May 21, 2010, the amount due from the custodian was $302.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, the Company executed a performance guaranty pursuant to which it guaranteed that the Adviser would comply fully with all of its obligations under the Credit Facility. The loan documents require the Company to maintain a minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of May 21, 2010, the Company was in compliance with the covenants under the performance guaranty.

Portfolio Activity

During April and May 2010, the Company executed the following transactions with certain of its portfolio companies:

•                  In April 2010, the Company received full repayment of its senior syndicated loan to Interstate FiberNet, Inc.  As of March 31, 2010, both fair value and cost approximated net proceeds received of approximately $6.8 million.

•                  In April 2010, the Company executed a guaranty of vendor recourse for up to $1.8 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. (“WFFL”) and CCE, one of its Control Investments.  The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2 million of transactions with long-time customers who lack the financial history to qualify for third party financing.  In connection with this guaranty, the Company received a premium of $73 from CCE.

•                  In May 2010, the Company restructured ASH to defer all past-due interest owed until maturity.

•                  In May 2010, the Company disbursed $0.4 million to Acme Cryogenics, Inc. (“ACME”) in the form of additional debt to the existing senior subordinated term debt, the proceeds of which were used to pay down the facility due to the senior lender of ACME.

•                  In May 2010, the Company received full repayment of approximately $2.9 million of its senior term A loan to Cavert.  There was no prepayment penalty associated with this repayment.

Short-Term Loan

On March 30, 2010, the Company purchased $85.0 million of short-term United States Treasury securities through Jefferies.  The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.67%.  On April 1, 2010, when the securities matured, the Company repaid the $75.0 million loan from Jefferies in full, and, on April 2, 2010, repaid the $10.0 million drawn on the Credit Facility for the transaction.

Distributions

On April 7, 2010, the Company’s Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Distribution per Share
April 22, 2010	April 30, 2010	$0.04
May 20, 2010	May 28, 2010	0.04
June 22, 2010	June 30, 2010	0.04

Interest Rate Cap Agreement

In April 2010, the Company entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility.  The Company incurred a premium fee of approximately $41 in conjunction with this agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

a)	Disclosure Controls and Procedures

As of March 31, 2010 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c)	Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d)	Change in Internal Control over Financial Reporting

There were no changes in internal controls for the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2010 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2010 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	62
	Consolidated Statements of Assets and Liabilities as of March 31, 2010 and March 31, 2009	63
	Consolidated Statements of Operations for the years ended March 31, 2010, March 31, 2009 and March 31, 2008	64
	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2010, March 31, 2009 and March 31, 2008	65
	Consolidated Statements of Cash Flows for the years ended March 31, 2010, March 31, 2009 and March 31, 2008	66
	Consolidated Schedules of Investments as of March 31, 2010 and March 31, 2009	67
	Notes to Consolidated Financial Statements	72

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	94

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
10.3

Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.4

Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.5

Joint Directors Nonqualified Excess Plan of Gladstone Commercial Corporation, Gladstone Capital Corporation and Gladstone Investment Corporations, dated as of July 11, 2006, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 12, 2006.

10.6

Second Amended and Restated Credit Agreement by and among Gladstone Business Investment LLC, Branch Bank and Trust Company and certain other parties, dated as of April 14, 2009, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on April 14, 2009.

10.7

Third Amended and Restated Credit Agreement dated as of April 13, 2010 by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on April 14, 2010.

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

GLADSTONE INVESTMENT CORPORATION

Date: May 24, 2010	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: May 24, 2010	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 24, 2010	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Co-Vice Chairman, Chief Operating Officer, Secretary and Director

Date: May 24, 2010	By:	/s/ GEORGE STELLJES III
George Stelljes III
Co-Vice Chairman, Chief Investment Officer and Director

Date: May 24, 2010	By:	/s/ DAVID A. R. DULLUM
David A. R. Dullum
President and Director

Date: May 24, 2010	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer (principal financial and accounting officer)

Date: May 24, 2010	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 24, 2010	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 24, 2010	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 24, 2010	By:	/s/ MAURICE COULON
Maurice Coulon
Director

Date: May 24, 2010	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: May 24, 2010	By:	/s/ GERARD MEAD
Gerard Mead
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at March 31, 2010	Amount of Equity in Net Profit (Loss) for the Year Ended March 31, 2010(2)	Income Earned for the Year Ended March 31, 2010	Value at March 31, 2010

CONTROL INVESTMENTS
A. Stucki Holding Corp.	Senior Term Debt	9,101			$9,101
	Senior Term Debt	9,900			9,900
	Senior Subordinated Term Debt	9,456			9,456
	Preferred Stock	44			4,529
	Common Stock(3)	130			17,393
			$—	$3,246	50,379

Acme Cryogenics, Inc.	Senior Subordinated Term Debt	14,500			13,585
	Preferred Stock(3)	899			—
	Common Stock(3)	418			—
	Common Stock Warrants(3)	453			—
			—	1,691	13,585

ASH Holdings Corp.	Revolving Credit Facility	1,504			421
	Senior Subordinated Term Debt	6,250			1,750
	Preferred Stock(3)	3			—
	Common Stock Warrants(3)	74			—
			—	71	2,171

Cavert II Holdings Corp	Senior Term Debt	2,875			2,875
	Senior Term Debt	2,700			2,700
	Senior Subordinated Term Debt	4,671			4,671
	Preferred Stock(3)	41			4,959
	Common Stock(3)	69			3,526
			—	1,204	18,731

Chase II Holdings Corp.	Senior Term Debt	7,700			7,700
	Senior Term Debt	7,520			7,520
	Senior Subordinated Term Debt	6,168			6,168
	Preferred Stock(3)	70			7,713
	Common Stock(3)	61			—
			—	2,545	29,101

Country Club Enterprises, LLC	Senior Subordinated Term Debt	7,000			6,869
	Preferred Stock(3)	2,380			—
			—	1,194	6,869

Galaxy Tool Holding Corp.	Senior Subordinated Term Debt	17,250			17,099
	Preferred Stock(3)	4,112			—
	Common Stock(3)	48			—
			—	2,361	17,099

Mathey Investments, Inc.(4)	Revolving Credit Facility	1,032			1,011
	Senior Term Debt	2,375			2,328
	Senior Term Debt	7,227			6,974
	Common Stock(3)	—			—
	Common Stock Warrants(3)	—			—
			—	1,492	10,313

Total Control Investments			$—	$13,804	$148,248

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Number of Shares or Principal Amount of Indebtedness Held at March 31, 2010	Amount of Equity in Net Profit (Loss) for the Year Ended March 31, 2010(2)	Income Earned for the Year Ended March 31, 2010	Value at March 31, 2010

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Revolving Credit Facility	900			$893
	Senior Term Debt	4,163			4,131
	Senior Term Debt	9,053			8,929
	Preferred Stock(3)	—			—
	Common Stock Warrants(3)	—			—
			$—	$1,661	13,953

Noble Logistics, Inc.	Revolving Credit Facility	2,000			1,210
	Senior Term Debt	6,227			3,767
	Senior Term Debt	7,300			4,417
	Preferred Stock(3)	1,075			—
	Common Stock(3)	1,682			—
			—	1,476	9,394

Quench Holdings Corp.	Senior Subordinated Term Debt	8,000			6,150
	Preferred Stock(3)	—			3,224
	Common Stock(3)	35			—
			—	815	9,374

Tread Corp.	Senior Subordinated Term Debt	5,000			4,943
	Preferred Stock(3)	750			—
	Common Stock & Debt Warrants(3)	1,023			—
			—	634	4,943

Total Affiliate Investments			$—	$4,586	$37,664

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	In accordance with Regulation S-X, rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in the net profit (loss) was recorded as of March 31, 2010.

(3)	Security is non-income producing.

(4)	Portfolio company had earned $1,091 of interest income as an Affiliate investment before being reclassified as a Control investment in the third quarter of the year ended March 31, 2010.

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Value as of March 31, 2009	Gross Additions	Gross Reductions	Value as of March 31, 2010

CONTROL INVESTMENTS
A. Stucki Holding Corp. (3)	Senior Term Debt	$11,246	$—	$(2,145)	$9,101
	Senior Term Debt	10,450	—	(550)	9,900
	Senior Subordinated Term Debt	8,586	870	—	9,456
	Preferred Stock	5,128	—	(599)	4,529
	Common Stock(2)	14,021	3,372	—	17,393
		49,431	4,242	(3,294)	50,379

Acme Cryogenics, Inc. (3)	Senior Subordinated Term Debt	14,500	—	(915)	13,585
	Preferred Stock(2)	6,920	—	(6,920)	—
	Common Stock(2)	—	—	—	—
	Common Stock Warrants(2)	—	—	—	—
		21,420	—	(7,835)	13,585

ASH Holdings Corp.	Revolving Credit Facility	560	1,504	(1,643)	421
	Senior Subordinated Term Debt	2,078	313	(641)	1,750
	Preferred Stock(2)	—	—	—	—
	Common Stock(2)	—	—	—	—
	Common Stock Warrants(2)	—	—	—	—
		2,638	1,817	(2,284)	2,171

Cavert II Holding Corp. (3)	Revolving Credit Facility	—	850	(850)	—
	Senior Term Debt	5,687	—	(2,812)	2,875
	Senior Term Debt	2,950	—	(250)	2,700
	Senior Subordinated Term Debt	4,671	—	—	4,671
	Preferred Stock(2)	4,591	368	—	4,959
	Common Stock(2)	733	2,793	—	3,526
		18,632	4,011	(3,912)	18,731

Chase II Holdings Corp. (3)	Revolving Credit Facility	3,395	105	(3,500)	—
	Senior Term Debt	8,800	—	(1,100)	7,700
	Senior Term Debt	7,680	—	(160)	7,520
	Senior Subordinated Term Debt	6,168	—	—	6,168
	Preferred Stock(2)	9,300	—	(1,587)	7,713
	Common Stock(2)	5,537	—	(5,537)	—
		40,880	105	(11,884)	29,101

Country Club Enterprises, LLC(3)	Senior Subordinated Term Debt	7,000	—	(131)	6,869
	Preferred Stock(2)	3,725	—	(3,725)	—
		10,725	—	(3,856)	6,869

Galaxy Tool Holdings Corp. (3)	Senior Subordinated Term Debt	17,250	—	(151)	17,099
	Preferred Stock(2)	4,486	—	(4,486)	—
	Common Stock(2)	701	—	(701)	—
		22,437	—	(5,338)	17,099

Mathey Investments, Inc. (3) (4)	Revolving Credit Facility	529	495	(13)	1,011
	Senior Term Debt	2,339	—	(11)	2,338
	Senior Term Debt	7,082	—	(108)	6,974
	Common Stock(2)	446	—	(446)	—
	Common Stock Warrants(2)	260	—	(260)	—
		10,656	495	(838)	10,313

Total Control Investments		$176,819	$10,670	$(39,241)	$148,248

Name of Issuer(1)	Title of Issue or Nature of Indebtedness	Value as of March 31, 2009	Gross Additions	Gross Reductions	Value as of March 31, 2010

AFFILIATE INVESTMENTS
Danco Acquisition Corp. (3)	Revolving Credit Facility	$378	$515	$—	$893
	Senior Term Debt	4,584	222	(675)	4,131
	Senior Term Debt	8,544	445	(60)	8,929
	Preferred Stock(2)	2,558	—	(2,558)	—
	Common Stock Warrants(2)	—	—	—	—
		16,064	1,182	(3,293)	13,953

Noble Logistics, Inc. (3)	Revolving Credit Facility	1,500	—	(290)	1,210
	Senior Term Debt	4,295	500	(1,028)	3,767
	Senior Term Debt	5,475	—	(1,058)	4,417
	Senior Subordinated Term Debt	375	125	(500)	—
	Senior Subordinated Term Debt	149	1	(150)	—
	Preferred Stock(2)	—	—	—	—
	Common Stock(2)	—	—	—	—
		11,794	626	(3,026)	9,394

Quench Holdings Corp. (3)	Senior Subordinated Term Debt	5,800	350	—	6,150
	Preferred Stock(2)	2,542	682	—	3,224
	Common Stock(2)	—	—	—	—
		8,342	1,032	—	9,374

Tread Corp. (3)	Senior Subordinated Term Debt	4,925	18	—	4,943
	Preferred Stock(2)	793	—	(793)	—
	Common Stock & Debt Warrants(2)	453	—	(453)	—
		6,171	18	(1,246)	4,943

Total Affiliate Investments		$42,371	$2,858	$(7,565)	$37,664

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Security is non-income producing.

(3)	Some or all of the securities of this portfolio company are pledged as collateral to the Company’s Credit Facility.

(4)	Portfolio company was reclassified from an Affiliate investment to a Control investment in the third quarter of the year ended March 31, 2010.