Form 10-Q
period 2010-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2010-08-02
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2010

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value, outstanding as of August 2, 2010 was 22,080,133.

GLADSTONE INVESTMENT CORPORATION
TABLE OF CONTENTS

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	March 31,
	2010	2010
ASSETS
Cash and cash equivalents	$119,318	$87,717
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $15,381 and $22,674, respectively)	14,079	20,946
Control investments (Cost of $122,954 and $152,166, respectively)	101,574	148,248
Affiliate investments (Cost of $46,501 and $52,727, respectively)	32,676	37,664

Total investments (Cost of $184,836 and $227,567, respectively)	148,329	206,858
Interest receivable	842	1,234
Due from Custodian	17,362	935
Deferred financing fees	665	83
Prepaid assets	261	221
Other assets	4,133	113

TOTAL ASSETS	$290,910	$297,161

LIABILITIES
Borrowings at fair value
Short-term loan (Cost of $75,000)	$75,000	$75,000
Line of credit (Cost of $16,500 and $27,800, respectively)	16,500	27,812

Total borrowings (Cost of $91,500 and $102,800, respectively)	91,500	102,812
Accounts payable and accrued expenses	401	206
Fee due to Administrator(1)	178	149
Fees due to Adviser(1)	1,811	721
Other liabilities	1,314	295

TOTAL LIABILITIES	95,204	104,183

NET ASSETS	$195,706	$192,978

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at June 30, 2010 and March 31, 2010	$22	$22
Capital in excess of par value	257,216	257,206
Net unrealized depreciation of investment portfolio	(36,507)	(20,710)
Net unrealized depreciation of derivatives	(69)	(39)
Net unrealized appreciation of borrowings	—	(12)
Accumulated net realized investment loss	(24,956)	(43,489)

TOTAL NET ASSETS	$195,706	$192,978

NET ASSETS PER SHARE	$8.86	$8.74

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$405	$1,112
Control investments	3,019	2,779
Affiliate investments	1,082	1,278
Cash and cash equivalents	1	—

Total interest income	4,507	5,169
Other income	2,741	—

Total investment income	7,248	5,169

EXPENSES
Loan servicing fee(1)	824	1,068
Base management fee(1)	200	313
Incentive fee(1)	1,052	—
Administration fee(1)	178	173
Interest expense	274	702
Amortization of deferred financing fees	164	314
Professional fees	124	201
Stockholder related costs	104	82
Insurance expense	72	57
Directors fees	50	51
Other expenses	118	64

Expenses before credits from Adviser	3,160	3,025
Credits to fees from Adviser(1)	(119)	(301)

Total expenses net of credits to fees	3,041	2,724

NET INVESTMENT INCOME	4,207	2,445

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Realized gain (loss) on sale of investments	16,976	(34,605)
Realized loss on termination of derivative	—	(53)
Net unrealized appreciation of Non-Control/Non-Affiliate investments	426	36,728
Net unrealized depreciation of Control investments	(17,461)	(11,481)
Net unrealized appreciation (depreciation) of Affiliate investments	1,237	(2,266)
Net unrealized (depreciation) appreciation of derivatives	(29)	42
Net unrealized depreciation of borrowings	12	—

Net gain (loss) on investments, derivatives and borrowings	1,161	(11,635)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,368	$(9,190)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and diluted	$0.24	$(0.42)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	22,080,133

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
Operations:
Net investment income	$4,207	$2,445
Realized gain (loss) on sale of investments	16,976	(34,605)
Realized loss on termination of derivative	—	(53)
Net unrealized (depreciation) appreciation of investment portfolio	(15,798)	22,981
Unrealized (depreciation) appreciation of derivatives	(29)	42
Unrealized depreciation of borrowings	12	—

Net increase (decrease) in net assets from operations	5,368	(9,190)

Capital transactions:
Shelf offering registration costs	10	(32)
Distributions to stockholders	(2,650)	(2,650)

Net decrease in net assets from capital transactions	(2,640)	(2,682)

Total increase (decrease) in net assets	2,728	(11,872)
Net assets at beginning of period	192,978	214,802

Net assets at end of period	$195,706	$202,930

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$5,368	$(9,190)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(1,354)	(650)
Principal repayments of investments	39,585	6,725
Proceeds from sales of investments	21,474	69,222
Net realized (gain) loss on sales of investments	(16,976)	34,605
Net realized loss on termination of derivative	—	53
Net unrealized depreciation (appreciation) of investment portfolio	15,798	(22,981)
Net unrealized depreciation (appreciation) of derivatives	29	(42)
Net unrealized depreciation of borrowings	(12)	—
Net amortization of premiums and discounts	2	—
Amortization of deferred financing fees	164	314
Decrease in interest receivable	392	548
(Increase) decrease in due from custodian	(16,427)	1,290
Increase in prepaid assets	(40)	(65)
Increase in other assets	(4,008)	(52)
Increase (decrease) in accounts payable and accrued expenses	198	(933)
Increase (decrease) in administration fee payable to Administrator(1)	29	(6)
Increase in base management fee payable to Adviser(1)	65	126
Increase in incentive fee payable to Adviser(1)	1,052	—
Decrease in loan servicing fee payable to Adviser(1)	(27)	(75)
Increase in other liabilities	1,019	32

Net cash provided by operating activities	46,331	78,921

CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering registration costs	10	(32)
Borrowings from line of credit	16,000	24,200
Repayments of line of credit	(27,300)	(87,525)
Proceeds from short-term borrowings	75,000	65,000
Repayments on short-term borrowings	(75,000)	—
Purchase of derivatives	(41)	(40)
Deferred financing fees	(749)	(533)
Distributions paid	(2,650)	(2,650)

Net cash used in financing activities	(14,730)	(1,580)

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,601	77,341
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,717	7,236

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,318	$84,577

NON-CASH ACTIVITIES(2)	$515	$850

(1)	Refer to Note 4—Related Party Transactions for additional information.

(2)	2010: Non- cash activities represent real property distributed to shareholders of A. Stucki Holding Corp. prior to its sale in June 2010. This property is included in the Company’s Schedule of Investments under Gladstone Neville Corp. at June 30, 2010, and its fair market value was recognized as other income on the Company’s Statement of Operations for the quarter ended June 30, 2010.
2009: Non-cash activities represent an investment disbursement to Cavert II Holding Corp. on their revolving line of credit, which proceeds were used to make the next four quarterly payments due under normal amortization for both their senior term A and senior term B loans in a non-cash transaction.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
JUNE 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011)(3)	$2,362	$1,413

Subtotal — Syndicated Loans			2,362	1,413

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(3)	3,043	2,895

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (10.5%, Due 5/2014)(5)	6,596	6,588
		Senior Term Debt (10.5%, Due 5/2014)(5)	3,080	3,076
		Common Stock Warrants(4)	300	107

			9,976	9,771

Total Non-Control/Non-Affiliate Investments (represents 9.5% of total investments at fair value)			$15,381	$14,079

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012) (5)	$14,500	$13,630
		Senior Subordinated Term Debt (12.5%, Due 12/2011)(5)	415	390
		Preferred Stock(4)	6,984	—
		Common Stock(4)	1,045	—
		Common Stock Warrants(4)	24	—

			22,968	14,020

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $496 available (non-accrual, Due 3/2013) (4) (5)	1,476	406
		Senior Subordinated Term Debt (non-accrual, Due 3/2013) (4) (5)	6,123	1,688
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	4	—
		Guaranty ($250)

			10,103	2,094

Cavert II Holdings Corp.	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 10/2012)(6)	2,700	2,700
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock(4)	4,110	5,054
		Common Stock(4)	69	4,076

			11,550	16,501

Chase II Holdings Corp.	Manufacturing — traffic doors	Senior Term Debt (8.8%, Due 3/2011)	7,425	7,425
		Senior Term Debt (12.0%, Due 3/2011)(6)	7,480	7,480
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Preferred Stock(4)	6,961	8,000
		Common Stock(4)	61	—

			28,095	29,073

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.6%, Due 11/2014)(5)	7,000	6,860
		Preferred Stock(4)	3,725	—
		Guaranty ($3,751)

			10,725	6,860

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
JUNE 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
CONTROL INVESTMENTS (Continued):
Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)(5)	$17,520	$17,213
		Preferred Stock(4)	4,112	—
		Common Stock(4)	48	—

			21,680	17,213

Gladstone Neville Corp. (8)	Real Estate — investments	Common Stock(4)	610	610

			610	610

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2011)(5)	1,032	1,010
		Senior Term Debt (10.0%, Due 3/2013)(5)	2,375	2,325
		Senior Term Debt (7.4%, Due 3/2014)(5) (6)	7,227	6,956
		Common Stock(4)	500	—
		Common Stock Warrants(4)	277	—

			11,411	10,291

Tread Corp. (7)	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(5)	5,000	4,912
		Preferred Stock(4)	808	—
		Common Stock(4)	1	—
		Preferred Stock & Debt Warrants(4)	3	—

			5,812	4,912

Total Control Investments (represents 68.5% of total investments at fair value)			$122,954	$101,574

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $600 available (10.0%, Due 10/2010)(5)	$900	$897
		Senior Term Debt (10.0%, Due 10/2012)(5)	3,863	3,848
		Senior Term Debt (12.5%, Due 4/2013)(5)	9,030	8,939
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	2	—

			16,295	13,684

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.4%, Due 12/2010)(5)	1,850	1,124
		Senior Term Debt (9.3%, Due 12/2011)(5)	6,227	3,783
		Senior Term Debt (10.5%, Due 12/2011)(5) (6)	7,300	4,435
		Preferred Stock(4)	1,750	—
		Common Stock(4)	1,682	—

			18,809	9,342

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	6,080
		Preferred Stock(4)	2,950	3,455
		Common Stock(4)	447	115

			11,397	9,650

Total Affiliate Investments (represents 22.0% of total investments at fair value)			$46,501	$32,676

TOTAL INVESTMENTS			$184,836	$148,329

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents the weighted average interest rates in effect at June 30, 2010, and due date represents the contractual maturity date.

(3)	Valued based on the indicative bid price on or near June 30, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(4)	Security is non-income producing.

(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at June 30, 2010.

(6)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.

(7)	In June 2010, an additional equity investment increased the Company’s ownership percentage above 25%, resulting in the investment being reclassified Control during the quarter ending June 30, 2010.

(8)	In July 2010, Gladstone Neville Corp. changed its name to Neville Limited.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
MARCH 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Interstate FiberNet, Inc.	Service — provider of voice and data telecommunications services	Senior Term Debt (4.3%, Due 7/2013)(8)	$6,743	$6,762
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011)(3)	2,385	1,069

Subtotal — Syndicated Loans			$9,128	$7,831

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(3)	$3,043	$2,895

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (10.5%, Due 5/2014)(5)	6,613	6,596
		Senior Term Debt (10.5%, Due 5/2014)(5)	3,590	3,581
		Common Stock Warrants(4)	300	43

			10,503	10,220

Total Non-Control/Non-Affiliate Investments (represents 10.1% of total investments at fair value)			$22,674	$20,946

CONTROL INVESTMENTS:
A. Stucki Holding Corp.	Manufacturing — railroad freight car products	Senior Term Debt (4.7%, Due 3/2012)	$9,101	$9,101
		Senior Term Debt (7.0%, Due 3/2012)(6)	9,900	9,900
		Senior Subordinated Term Debt (13.0%, Due 3/2014)	9,456	9,456
		Preferred Stock	4,387	4,529
		Common Stock(4)	130	17,393

			32,974	50,379

Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	14,500	13,585
		Preferred Stock(4)	6,984	—
		Common Stock(4)	1,045	—
		Common Stock Warrants(4)	24	—

			22,553	13,585

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $496 available (non-accrual, Due 3/2013)(5)	1,504	421
		Senior Subordinated Term Debt (non-accrual, Due 3/2013)(5)	6,250	1,750
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	4	—
		Guaranty ($250)

			10,258	2,171

Cavert II Holdings Corp.	Manufacturing — bailing wire	Senior Term Debt (8.3%, Due 10/2012)(10)	2,875	2,875
		Senior Term Debt (10.0%, Due 10/2012)(6)	2,700	2,700
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock(4)	4,110	4,959
		Common Stock(4)	69	3,526

			14,425	18,731

Chase II Holdings Corp.	Manufacturing — traffic doors	Senior Term Debt (8.8%, Due 3/2011)	7,700	7,700
		Senior Term Debt (12.0%, Due 3/2011)(6)	7,520	7,520
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Preferred Stock(4)	6,961	7,713
		Common Stock(4)	61	—

			28,410	29,101

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.6%, Due 11/2014)(5)	7,000	6,869
		Preferred Stock(4)	3,725	—
		Guaranty ($2,000)

			10,725	6,869

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
MARCH 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value
CONTROL INVESTMENTS (Continued):
Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)(5)	$17,250	$17,099
		Preferred Stock(4)	4,112	—
		Common Stock(4)	48	—

			21,410	17,099

Mathey Investments, Inc. (7)	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2011)(5)	1,032	1,011
		Senior Term Debt (10.0%, Due 3/2013)(5)	2,375	2,328
		Senior Term Debt (17.0%, Due 3/2014)(5) (6) (9)	7,227	6,974
		Common Stock(4)	500	—
		Common Stock Warrants(4)	277	—

			11,411	10,313

Total Control Investments (represents 71.7% of total investments at fair value)			$152,166	$148,248

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $600 available (10.0%, Due 10/2010)(5)	$900	$893
		Senior Term Debt (10.0%, Due 10/2012)(5)	4,163	4,131
		Senior Term Debt (12.5%, Due 4/2013)(5)	9,053	8,929
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	2	—

			16,618	13,953

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.2%, Due 5/2010)(5)	2,000	1,210
		Senior Term Debt (9.3%, Due 12/2011)(5)	6,227	3,767
		Senior Term Debt (10.5%, Due 12/2011)(5) (6)	7,300	4,417
		Preferred Stock(4)	1,750	—
		Common Stock(4)	1,682	—

			18,959	9,394

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	6,150
		Preferred Stock(4)	2,950	3,224
		Common Stock(4)	447	—

			11,397	9,374

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(5)	5,000	4,943
		Preferred Stock(4)	750	—
		Common Stock & Debt Warrants(4)	3	—

			5,753	4,943

Total Affiliate Investments (represents 18.2% of total investments at fair value)			$52,727	$37,664

TOTAL INVESTMENTS(11)			$227,567	$206,858

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents the weighted average interest rates in effect at March 31, 2010, and due date represents the contractual maturity date.

(3)	Valued based on the indicative bid price on or near March 31, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(4)	Security is non-income producing.

(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2010.

(6)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.

(7)	Restructured in December 2009, resulting in the Company owning 100% of Mathey Investments, Inc. and thus reclassifying it as a Control investment.

(8)	Security was paid off, at par, subsequent to March 31, 2010 and was valued based on the pay off.

(9)	Loan was restructured into two separate term loans with face values of $3.7 million and $3.5 million effective February 2010.

(10)	Loan was repaid, in full, subsequent to March 31, 2010.

(11)	Aggregate gross unrealized depreciation for federal income tax purposes is $43,465; aggregate gross unrealized appreciation for federal income tax purposes is $22,756. Net unrealized depreciation is $20,709 based on a tax cost of $227,567.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010
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
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Statements and Basis of Presentation
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010.
The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the period ended June 30, 2010 with no effect to net decrease in net assets resulting from operations.
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
The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time, the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value the Company’s investments. When these specific third-party appraisals are engaged or accepted, the Company uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date to, value the investment the Company has in that business.
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
As of June 30, 2010, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices, or IBPs, were used to fair value the Company’s remaining syndicated loans as of June 30, 2010.
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
Interest and Dividend Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid, and in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At June 30, 2010, one Control investment, ASH Holdings Corp. (“ASH”), was on non-accrual with a fair value of approximately $2.1 million, or 1.4% of the fair value of all loans held in the Company’s portfolio at June 30, 2010. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in the Company’s portfolio at March 31, 2010. Currently, the Company does not have investments that have paid-in-kind, or PIK, interest.
Success fees are recorded upon receipt and are contractually due upon a change of control in a portfolio company. The success fees earned during the quarter ended June 30, 2010 and included in Other income were $1,957, which resulted from the payoff of A. Stucki Holding Corp (“A. Stucki”). Previously, the Company had not recorded any success fees. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. During the quarter ended June 30, 2010, the Company recorded and collected approximately $230 of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $515 in connection with the A. Stucki sale. No dividend income was recorded during the quarter ended June 30, 2009.
Recent Accounting Pronouncements
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
Note 3. Investments
The Company adopted ASC 820 on April 1, 2008. In part, ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
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
As of June 30, 2010, all of the Company’s investments were valued using Level 3 inputs.
The following table presents the financial instruments carried at fair value as of June 30, 2010, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	As of June 30, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments
Senior term debt	$—	$—	$13,972	$13,972
Common equity/equivalents	—	—	107	107

Total Non-Control/Non-Affiliate investments	—	—	14,079	14,079

Control investments
Senior term debt	—	—	27,895	27,895
Senior subordinated term debt	—	—	55,938	55,938
Preferred equity	—	—	13,055	13,055
Common equity/equivalents	—	—	4,686	4,686

Total Control investments	—	—	101,574	101,574

Affiliate investments
Senior term debt	—	—	23,026	23,026
Senior subordinated term debt	—	—	6,080	6,080
Preferred equity	—	—	3,455	3,455
Common equity/equivalents	—	—	115	115

Total Affiliate investments	—	—	32,676	32,676

Total investments at fair value	$—	$—	$148,329	$148,329
Cash Equivalents	85,000	—	—	85,000

Total Investments and Cash Equivalents	$85,000	$—	$148,329	$233,329

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the three months ended June 30, 2010 and 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period; the first table is broken out by Control, Affiliate and Non-Control/Non-Affiliate classification, and the second table is broken out by major security type.
Fair value measurements using unobservable data inputs (Level 3)
Period ended June 30, 2010:

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Three months ended June 30, 2010:
Fair value as of March 31, 2010	$20,946	$148,248	$37,664	$206,858
Total realized gains(1)	19	16,957	—	16,976
Total unrealized gains (losses)(1)	426	(17,461)	1,237	(15,798)
Issuances/Originations	—	1,354	—	1,354
Sales	—	(21,474)	—	(21,474)
Settlements/Repayments	(7,312)	(31,803)	(472)	(39,587)
Transfers	—	5,753	(5,753)	—

Fair value as of June 30, 2010	$14,079	$101,574	$32,676	$148,329

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended June 30, 2010:
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858
Total realized gains(1)	19	—	—	16,957	16,976)
Total unrealized gains (losses) (1)	491	(168)	411	(16,532)	(15,798)
Issuances/Originations	—	685	58	611	1,354
Sales	—	—	(4,387)	(17,087)	(21,474)
Settlements/Repayments	(29,976)	(9,611)	—	—	(39,587)
Transfers	—	—	3	(3)	—

Fair value as of June 30, 2010	$64,893	$62,018	$16,510	$4,908	$148,329

Period ended June 30, 2009:

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Three months ended June 30, 2009:
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930
Total realized losses(1)	(34,605)	—	—	(34,605)
Total unrealized gains (losses)(1)	36,728	(11,481)	(2,266)	22,981
Issuances/Originations	150	850	500	1,500
Sales	(69,222)	—	—	(69,222)
Settlements/Repayments	(830)	(6,023)	(722)	(7,575)

Fair value as of June 30, 2009	$26,961	$149,509	$50,539	$227,009

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended June 30, 2009:
Fair value as of March 31, 2009	$179,676	$72,062	$40,042	$22,150	$313,930
Total realized losses(1)	(34,605)	—	—	—	(34,605)
Total unrealized gains (losses) (1)	37,717	361	(7,537)	(7,560)	22,981
Issuances/Originations	1,500	—	—	—	1,500
Sales	(69,222)	—	—	—	(69,222)
Settlements/Repayments	(6,475)	(1,100)	—	—	(7,575)

Fair value as of June 30, 2009	$108,591	$71,323	$32,505	$14,590	$227,009

(1)	Included in the realized and unrealized gain (loss) section on the accompanying condensed consolidated statement of operations for the quarter ended June 30, 2010 and 2009.
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
The Company continued to sell or exit various syndicated loans throughout the remainder of 2009 and into 2010. During the quarter ended June 30, 2010, Interstate FiberNet, Inc. made full repayment of its senior term debt owed to the Company resulting in the receipt of approximately $6.7 million in cash proceeds. The remaining non-proprietary loans in the Company’s investment portfolio had a fair value of approximately $4.3 million, or 2.9% of its total investments at June 30, 2010.
Proprietary Investment Activity
During the three months ended June 30, 2010, the Company executed the following transactions with certain of its portfolio companies:
•	In June 2010, the Company sold its equity investment and received full repayment of its debt investment in A. Stucki in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to the Company from the sale of its equity in A. Stucki were $21.7 million, resulting in a realized gain of $17.0 million. In connection with the equity sale, the company accrued and received cash dividend proceeds of $0.2 million from its preferred stock investment in A. Stucki. At the same time, the Company received $30.6 million in repayment of its principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, the Company received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a new Control investment, Gladstone Neville Corp., on the Company’s condensed consolidated schedule of investments as of June 30, 2010.

•	In June 2010, the Company disbursed $59 to Tread Corporation (“Tread”) in the form of preferred and common equity. The Company’s investment in Tread was reclassified from an Affiliate to a Control investment during the quarter ended June 30, 2010.

•	In June 2010, the Company entered into agreements with Noble Logistics, Inc. (“Noble”) to extend the maturity date of its revolving line of credit to December 2010, and restructured the senior LOT note. These were non-cash transactions.

•	In May 2010, the Company increased its senior subordinated term note to Galaxy Tool Holding Corp. (“Galaxy”) by $270.

•	In May 2010, the Company invested $415 in Acme Cryogenics, Inc. in the form of senior subordinated term debt.

•	In May 2010, Cavert II Holding Corp. (“Cavert”), made full repayment of its senior term A debt owed to the Company resulting in the receipt of approximately $2.9 million in cash proceeds.
Investment Concentrations
Approximately 43.8% of the aggregate fair value of the Company’s investment portfolio at June 30, 2010 was comprised of senior debt, 41.8% was senior subordinated debt, and 14.4% was preferred and common equity securities. At June 30, 2010, the Company had investments in 15 portfolio companies with an aggregate fair value of $148.3 million, of which Chase II Holdings Corp., Galaxy and Cavert, collectively, comprised approximately $62.8 million, or 42.3% of the Company’s total investment portfolio, at fair value. The following table outlines the Company’s investments by security type at June 30, 2010 and March 31, 2010:

	June 30, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$72,489	$64,893	$102,446	$94,359
Senior Subordinated Term Debt	70,873	62,018	79,799	71,112
Preferred Equity	36,402	16,510	40,728	20,425
Common Equity/Equivalents	5,072	4,908	4,594	20,962

Total Investments	$184,836	$148,329	$227,567	$206,858

Investments at fair value consisted of the following industry classifications at June 30, 2010 and March 31, 2010:

	June 30, 2010		March 31, 2010
		Percentage of		Percentage of
		Total		Total
	Fair Value	Investments	Fair Value	Investment
Diversified/Conglomerate Manufacturing	$42,757	28.8%	$43,054	20.8%
Aerospace and Defense	17,213	11.6	17,099	8.3
Containers, Packaging and Glass	16,501	11.1	18,731	9.1
Chemicals, Plastics and Rubber	14,020	9.5	13,585	6.6
Buildings and Real Estate	10,381	7.0	10,220	4.9
Machinery	10,291	6.9	60,692	29.3
Healthcare, Education and Childcare	9,650	6.5	9,374	4.5
Cargo Transport	9,342	6.3	9,394	4.5
Automobile	8,954	6.0	9,040	4.4
Oil and Gas	4,912	3.3	4,943	2.4
Printing and Publishing	2,895	2.0	2,895	1.4
Telecommunications	1,413	1.0	7,831	3.8

Total Investments	$148,329	100.0%	$206,858	100.0%

The investments, at fair value, were included in the following geographic regions of the United States at June 30, 2010 and March 31, 2010:

	June 30, 2010		March 31, 2010
		Percent of		Percent of
	Fair Value	Total Investments	Fair Value	Total Investments
Midwest	$68,814	46.4%	$68,802	33.3%
Mid-Atlantic	38,963	26.3	88,501	42.8
Southeast	16,501	11.1	25,493	12.3
West	15,778	10.6	16,124	7.8
Northeast	8,273	5.6	7,938	3.8

Total Investments	$148,329	100.0%	$206,858	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2010:

		Amount
For the remaining nine months ending March 31:	2011	$20,720
For the fiscal year ending March 31:	2012	31,789
	2013	20,385
	2014	46,631
	2015	20,942
	2016	—
	Thereafter	3,043

	Total contractual repayments	$143,510
	Investments in equity securities	41,474
	Adjustments to cost basis on debt securities	(148)

	Total cost basis of investments held at June 30, 2010:	$184,836

Note 4. Related Party Transactions
Investment Advisory and Management Agreement
The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Advisory Agreement through August 31, 2011.
The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,
	2010	2009
Average total assets subject to base management fee(1)	$204,800	$276,200
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%

Unadjusted base management fee	1,024	1,381

Reduction for loan servicing fees(2)	(824)	(1,068)

Base management fee(2)	$200	$313

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(15)	(183)
Credit for fees received by Adviser from the portfolio companies	(104)	(118)

Credit to base management fee from Adviser(2)	(119)	(301)

Net base management fee	$81	$12

Incentive fee(2)	$1,052	$—

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the condensed consolidated statement of operations located elsewhere in this report.
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

The Adviser also services the loans held by Business Investment, in return for which it receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement. For the three months ended June 30, 2010 and 2009, the Company recorded loan servicing fees due to the Adviser of $0.8 million and $1.1 million, respectively, all of which were deducted against the 2.0% base management fee in order to derive the base management fee line item in the accompanying condensed consolidated statements of operations.

•	Senior Syndicated Loan Fee Waiver

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the three months ended June 30, 2010 and 2009. For the three months ended June 30, 2010 and 2009, the Company recorded waivers related to investments in senior syndicated loan participations of $15 and $183, respectively, all of which were credited against the 2.0% base management fee.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser. For the three months ended June 30, 2010 and 2009, the Company recorded credits for fees received by the Adviser from portfolio companies of $104 and $118, respectively, all of which were credited against the 2.0% base management fee.
Incentive Fee
The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company will pay the Adviser an income-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:
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
The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of the Company’s portfolio in all prior years.
Because pre-incentive fee net investment income was above the hurdle rate of 1.75% of net assets for the three months ended June 30, 2010, the Company recorded an incentive fee of $1,052. No incentive fee income was recorded for the three months ended June 30, 2009. No capital gains incentive fee has been recorded for the Company from its inception through June 30, 2010, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Administration Agreement through August 31, 2011. The Company recorded fees to the Administrator on the condensed consolidated statements of operations of $178 and $173 for the three months ended June 30, 2010 and 2009, respectively.
Related Party Fees Due
Amounts due to related parties on the accompanying condensed consolidated statements of assets and liabilities were as follows:

	As of June 30,	As of March 31,
	2010	2010
Unpaid base management fee due to Adviser	$81	$16
Unpaid loan servicing fee due to Adviser	193	219
Unpaid incentive fee due to Adviser	1,537	486

Total Fees due to Adviser	$1,811	$721

Unpaid administration fee due to Administrator	$178	$149

Total related party fees due	$1,989	$870

Note 5. Borrowings
Line of Credit
On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender. In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank AG under a prior line of credit. On April 13, 2010, the Company, through Business Investment, entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit, which extended the maturity date of the Credit Facility to April 13, 2012. If the Credit facility is not renewed or extended by April 13, 2012, all unpaid principal and interest will be due and payable within one year of the maturity date. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. As of June 30, 2010, the Company had approximately $16.5 million of principal outstanding with approximately $13.3 million of availability under the line of credit.
Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to the Company.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011 and 2012. The Company is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires the Company to comply with other financial and operational covenants, which obligate the Company to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires the Company to maintain a (i) minimum net worth of $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2010, the Company was in compliance with all covenants.
Short-Term Loan
Similar to what has been done at the close of several of the prior quarters, the Company purchased $85.0 million of short-term United States Treasury securities through Jefferies & Company, Inc. (“Jefferies”) on June 28, 2010. The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.71%. On July 1, 2010, when the securities matured, the Company repaid the $75.0 million loan from Jefferies, in full, and, on July 2, 2010, repaid the $10.0 million drawn on the Credit Facility for the transaction.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments. The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. Since the Credit Facility was entered into during the three months ended June 30, 2010, the cost basis of the Credit Facility of $16,500 was determined to be the best approximation of fair value as of June 30, 2010. Due to the three-day duration of the short-term loan, cost approximated fair value. The following table presents the Credit Facility and short-term loan carried at fair value as of June 30, 2010, by caption on the accompanying condensed consolidated statements of assets and liabilities for each of the three levels of hierarchy established by ASC 820:

	As of June 30, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Credit Facility	$—	$—	$16,500	$16,500
Short-Term Loan	—	—	75,000	75,000

Total	$—	$—	$91,500	$91,500

			Total Fair Value
			Reported in Condensed
	Credit	Short-Term	Consolidated Statement of
	Facility	Loan	Assets and Liabilities
Three months ended June 30, 2010:
Fair value at March 31, 2010	$27,812	$75,000	$102,812
Borrowings	16,000	75,000	91,000
Repayments	(27,300)	(75,000)	(102,300)
Net unrealized depreciation of Credit Facility(1)	(12)	—	(12)

Fair value at June 30, 2010	$16,500	$75,000	$91,500

			Total Fair Value
			Reported in Condensed
	Credit	Short-Term	Consolidated Statement of
	Facility	Loan	Assets and Liabilities
Three months ended June 30, 2009:
Fair value at March 31, 2009(2)	$110,265	$—	$110,265
Borrowings	24,200	65,000	89,200
Repayments	(87,525)	—	(87,525)
Net unrealized depreciation of Credit Facility	—	—	—

Fair value at June 30, 2009(2)	$46,940	$65,000	$111,940

(1)	Unrealized depreciation of $12 is reported on the accompanying condensed consolidated statements of operations for the three months ended June 30, 2010.

(2)	ASC 825 was not adopted until the second quarter of fiscal year 2010; therefore, the Credit Facility is shown at its principal balance outstanding at March 31 and June 30, 2009 in the table above.

The fair value of the collateral under the Credit Facility was approximately $139.4 million and $201.8 million at June 30, 2010 and March 31, 2010, respectively. The fair value of the collateral under the short-term loan was approximately $85.0 million as of June 30, 2010 and March 31, 2010.
Note 6. Interest Rate Cap Agreements
In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank AG and entered into an interest rate cap agreement with BB&T that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45.0 million at a cost of approximately $39. At June 30, 2010, the interest rate cap agreement had a fair market value of $5. The Company records changes in the fair market value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation on derivative on the Company’s condensed consolidated statement of operations. The interest rate cap agreement expires in May 2011. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.5% when the LIBOR is in excess of 6.5%.
In April 2010, the Company entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. In conjunction with this agreement, the Company incurred a premium fee of approximately $41. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.0% when the LIBOR is in excess of 6.0%. At June 30, 2010, the interest rate cap agreement had a fair market value of $7.
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
Note 7. Common Stock
As of June 30 and March 31, 2010, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 shares of common stock were outstanding.
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
Note 8. Net Increase (Decrease) in Net Assets Resulting from Operations per Share
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$5,368	$(9,190)
Denominator for basic and diluted weighted average shares	22,080,133	22,080,133

Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.24	$(0.42)

Note 9. Distributions
The Company’s Board of Directors declared the following monthly distributions per share for the three months ended June 30, 2010 and 2009:

			Distribution
Declaration Date	Record Date	Payment Date	per Share
April 7, 2010	April 22, 2010	April 30, 2010	$0.04
April 7, 2010	May 20, 2010	May 28, 2010	0.04
April 7, 2010	June 22, 2010	June 30, 2010	0.04

		Three Months Ended June 30, 2010:	$0.12

			Distribution
Declaration Date	Record Date	Payment Date	per Share
April 16, 2009	April 27, 2009	May 8, 2009	$0.04
April 16, 2009	May 20, 2009	May 29, 2009	0.04
April 16, 2009	June 22, 2009	June 30, 2009	0.04

		Three Months Ended June 30, 2009:	$0.12

Aggregate distributions declared and paid for both the three months ended June 30, 2010 and 2009 were approximately $2.6 million, which were declared based on estimates of net investment income for respective fiscal years. Distributions declared for the fiscal year ended March 31, 2010 equaled net investment income. The characterization of the distributions declared and paid for the fiscal year ended March 31, 2011will be determined at year end and cannot be determined at this time.
Note 10. Commitments and Contingencies
At June 30, 2010, the Company was not party to any signed term sheets for potential investments.
In October 2008, the Company executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $250 for component Ford parts used by ASH to build truck bodies under a separate contract. Title and ownership of the parts are retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of June 30, 2010, the Company has not been required to make any payments on the guaranty of the Finance Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In February 2010, the Company executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers. The guaranty expires in February 2011, unless it is renewed by the Company, CCE and Agricredit. In connection with this guaranty, the Company received a premium of $84 from CCE. As of June 30, 2010, the Company has not been required to make any payments on the guaranty of the Floor Plan Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In April 2010, the Company executed a guaranty of vendor recourse for up to $1.8 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $1.8 million on transactions with long-time customers who lack the financial history to qualify for third party financing. In connection with this guaranty, the Company received a premium of $73 from CCE. As of June 30, 2010, the Company has not been required to make any payments on the guaranty of the Recourse Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
Note 11. Financial Highlights

	Three Months Ended June 30,
	2010	2009
Per Share Data (1)
Net asset value at beginning of period	$8.74	$9.73

Income from investment operations
Net investment income(2)	0.19	0.11
Realized gain (loss) on sale of investments(2)	0.77	(1.57)
Net unrealized (depreciation) appreciation of investments(2)	(0.72)	1.04

Total from investment operations	0.24	(0.42)

Distributions from:
Net investment income	(0.12)	(0.12)

Total distributions(3)	(0.12)	(0.12)

	Three Months Ended June 30,
	2010	2009
Net asset value at end of period	$8.86	$9.19

Per share market value at beginning of period	$6.01	$3.82
Per share market value at end of period	5.83	4.83
Total return(4)	(0.99)%	35.24%
Shares outstanding at end of period	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$195,706	$202,930
Average net assets(5)	193,094	210,188

Senior Securities Data:
Total borrowings	$91,500	$111,940
Asset coverage ratio(6)	301%	280%
Average coverage per unit(7)	$3,006	$2,798

Ratios/Supplemental Data:
Ratio of expenses to average net assets(8), (9)	6.55%	5.76%
Ratio of net expenses to average net assets(8), (10)	6.30%	5.18%
Ratio of net investment income to average net assets(8)	8.71%	4.65%

(1)	Based on actual shares outstanding at the end of the corresponding period.

(2)	Based on weighted average basic per share data.

(3)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	Total return equals the change in the market value of the Company’s common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of the Company’s dividend reinvestment plan.

(5)	Calculated using the average of the balance of net assets at the end of each month of the reporting period.

(6)	As a business development company, the Company is generally required to maintain an asset coverage ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(7)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(8)	Amounts are annualized.

(9)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.

(10)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.
Note 12. Subsequent Events
Short-Term Loan
On June 28, 2010, the Company purchased $85.0 million of short-term United States Treasury securities through Jefferies. The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.71%. On July 1, 2010, when the securities matured, the Company repaid the $75.0 million loan from Jefferies in full, and, on July 2, 2010, repaid the $10.0 million drawn on the Credit Facility for the transaction.
Distributions
On July 7, 2010, the Company’s Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Distribution per Share
July 22, 2010	July 30, 2010	$0.04
August 23, 2010	August 31, 2010	0.04
September 22, 2010	September 30, 2010	0.04

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
The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in our annual report on Form 10-K for the fiscal year ended March 31, 2010.
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
Business Environment
While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, or those that we evaluate for investment, are impacted by these economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. While these conditions are challenging, we are finding an increase in the number of opportunities for new investments consistent with our investing strategy of providing subordinated debt with equity enhancement features and direct equity in support of management and sponsor led buyouts of small and medium-sized companies.
At the end of the quarter ended June 30, 2010, we achieved a significant amount of liquidity with the sale of our equity investment and the receipt of full repayment of our debt investment in A. Stucki Holding Corp. (“A. Stucki”) in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to us from the sale of our equity in A. Stucki were $21.7 million, resulting in a realized gain of $17.0 million. In connection with the equity sale, we accrued and received dividend cash proceeds of $0.2 million from our preferred stock investment in A. Stucki. At the same time, we received $30.6 million in payment of our principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, we received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a new control investment, Gladstone Neville Corp., on our condensed consolidated schedule of investments as of June 30, 2010.
The A. Stucki sale was the first of our management supported buyout liquidity events and an equity investment success, which highlights our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. Due to previous realized losses during the fiscal year ended March 31, 2010, in connection with the Syndicated Loan Sales as described further below, we are not required to distribute the realized gains to stockholders. We expect this liquidity, along with the availability under our line of credit, will be utilized in making new investments to increase our net investment income and potential for capital gains to enhance our ability to pay dividends to our stockholders.
The A. Stucki sale partially offset the realized losses incurred during the fiscal year ended March 31, 2010. The unstable economic conditions have affected the general availability of credit and, as a result, during the quarter ended June 30, 2009, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009 and was not extended. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009. As a result of the settlement of the Syndicated Loan Sales and other exits, at June 30, 2010, we had one remaining senior syndicated loan. We plan to exit the remaining senior syndicated loan when appropriate. Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. In order to maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended June 30, 2010, we again fell below the required 50% threshold.
Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At June 30, 2010, the fifth quarterly measurement date following the Syndicated Loan Sales, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the June 30, 2010 measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. Due to the A. Stucki sale, which effectively transformed $50.4 million in “non-qualified securities” under the Code into “qualified securities,” we are above the 50% threshold as of the date of this filing. However, the composition of our assets and investments could change in the future and may put us below the 50% threshold as of the end of the quarter when the measurement occurs.
Thus, while we currently qualify as a RIC despite our recent inability to meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure to meet the 50% threshold to avoid the loss of our RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold on a consistent basis.
Until the composition of our assets is above the required 50% threshold on a consistent basis, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the 50% threshold, thereby allowing us to make additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. We also continue to explore a number of other strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again exceed the 50% threshold on a consistent basis. Our ability to implement any of these strategies will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.
The Syndicated Loan Sales significantly changed the overall composition and reduced the total size of our portfolio. Because the Syndicated Loan Sales were from our Non-Control/Non-Affiliate investment category, the fair value of our Non-Control/Non-Affiliate investments decreased from 30.2% to 9.5% of our total portfolio as of March 31, 2009 and June 30, 2010, respectively. In addition, the size of our portfolio decreased because we exited $188.0 million in investments, at cost, partially offset by $4.7 million in disbursements to existing portfolio companies, from March 31, 2009 to June 30, 2010. We expect the overall composition of our investment portfolio to continue to consist of primarily Control and Affiliate investments.
On April 13, 2010, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all principal and interest will be due and payable one year later, on or before April 13, 2013. Advances under the Credit Facility were modified to generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. The Credit Facility limits payments on distributions to the aggregate net investment income for each of the twelve months ending March 31, 2011 and 2012. Other significant changes to the Credit facility include a reduced minimum net worth covenant, which was modified to $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of July 30, 2010, there was no balance outstanding under the Credit Facility, and $30.8 million was available for borrowing due to certain limitations on our borrowing base.
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
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On July 30, 2010, the closing market price of our common stock was $6.60, which represented a 25.5% discount to our June 30, 2010 net asset value (“NAV”) per share. When our stock is trading below NAV, as it has consistently traded since September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act, which prohibits the issuance and sale of our common stock below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 13, 2009, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. At the upcoming annual stockholders meeting scheduled for August 5, 2010, our stockholders will be asked again to vote in favor of this proposal for another year.
Unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under the Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our Credit Facility. As of June 30, 2010, we were in compliance with all of the Credit Facility’s covenants.
We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, in light of the A. Stucki sale and resulting liquidity, the stabilization of our portfolio valuations over the past two quarters and the increased investing opportunities that we see in our target markets, we are cautiously optimistic about the long term prospects for the U.S. economy and will shift our near-term strategy to include making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. This should result in increased investment activity from our activity over the past year, but our access to capital may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.
Investment Highlights
As previously discussed, we sold our equity investment and received full repayment of our debt investment in A. Stucki in June 2010. During the quarter ended June 30, 2010, we extended approximately $0.8 million of investments to existing portfolio companies through revolver draws or additions to term notes. From the time of our initial public offering in June 2005 through June 30, 2010, we have made 145 investments in 88 companies for a total of approximately $584.2 million, before giving effect to principal repayments on investments and divestitures.
Recent Developments
Renewal of Credit Facility with Branch Bank and Trust Company
On April 13, 2010, we renewed the Credit Facility through Business Investment by entering into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all unpaid principal and interest will be due and payable one year later, on or before April 13, 2013. Advances under the Credit Facility were modified to generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. Other significant changes to the Credit facility include a reduced minimum net worth covenant, which was modified to $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act.

Short-Term Loan
Similar to previous quarter ends, we purchased $85.0 million of short-term United States Treasury securities through Jefferies & Company, Inc. (“Jefferies”) on June 28, 2010. The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.71%. On July 1, 2010, when the securities matured, we repaid the $75.0 million loan from Jefferies in full, and, on July 2, 2010, repaid the $10.0 million drawn on the Credit Facility for the transaction.
Investment Activity
During the three months ended June 30, 2010, we executed the following transactions with certain of our portfolio companies:
•	As discussed previously, in June 2010, we sold our equity investment and received full repayment of our debt investment in A. Stucki in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to us from the sale of our equity in A. Stucki were $21.7 million, resulting in a realized gain of $17.0 million. In connection with the equity sale, we accrued and received dividend cash proceeds of $0.2 million from our preferred stock investment in A. Stucki. At the same time, we received $30.6 million in payment of our principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, we received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a new control investment, Gladstone Neville Corp., on our condensed consolidated schedule of investments as of June 30, 2010.

•	In June 2010, we disbursed $59 to Tread Corporation (“Tread”) in the form of preferred and common equity. Our investment in Tread was reclassified from an Affiliate to a Control investment during the quarter ended June 30, 2010.

•	In June 2010, we entered into agreements with Noble Logistics, Inc. (“Noble”) to extend the maturity date of its revolving line of credit to December 2010, and restructured the senior LOT note. These were non-cash transactions.

•	In May 2010, we increased our senior subordinated term note to Galaxy Tool Holding Corp. (“Galaxy”) by $270.

•	In May 2010, we invested $415 in Acme Cryogenics, Inc. in the form of senior subordinated term debt.

•	In May 2010, Cavert II Holding Corp. (“Cavert”), made full repayment of its senior term A debt owed to us resulting in the receipt of approximately $2.9 million in cash proceeds.

•	In April 2010, Interstate FiberNet, Inc. made full repayment of its senior term debt owed to us resulting in the receipt of approximately $6.7 million in cash proceeds. The remaining non-proprietary loans in our investment portfolio had a fair value of approximately $4.3 million, or 2.9% of our total investments at June 30, 2010.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009
A comparison of our operating results for the three months ended June 30, 2010 and 2009 is below:

	For the three months ended June 30,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income	$4,507	$5,169	$(662)	(12.8)%
Other income	2,741	—	2,741	NM

Total investment income	7,248	5,169	2,079	40.2

EXPENSES
Loan servicing fee	824	1,068	(244)	(22.8)
Base management fee	200	313	(113)	(36.1)
Incentive fee	1,052	—	1,052	NM
Administration fee	178	173	5	2.9
Interest expense	274	702	(428)	(61.0)
Amortization of deferred financing fees	164	314	(150)	(47.8)
Other	468	455	13	2.9

Expenses before credits from Adviser	3,160	3,025	135	4.5

Credits to fees	(119)	(301)	182	(60.5)

Total expenses net of credits to fee	3,041	2,724	317	11.6

NET INVESTMENT INCOME	4,207	2,445	1,762	72.1

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain (loss) on investments	16,976	(34,605)	51,581	NM
Net realized loss on other	—	(53)	53	(100.0)
Net unrealized (depreciation) appreciation on investments	(15,798)	22,981	(38,779)	NM
Net unrealized (depreciation) appreciation on other	(17)	42	(59)	NM

Net gain (loss) on investments and other	1,161	(11,635)	12,796	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,368	$(9,190)	$14,558	NM

NM = Not Meaningful
Investment Income
Total net investment income increased by 72.1% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was due mainly to success fee and dividend income resulting from our exit in A. Stucki, partially offset by a decrease in the size of our loan portfolio, specifically the senior syndicated loans, as compared to the three months ended June 30, 2009.
Interest income from our investments in debt securities decreased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The weighted average cost basis of our interest-bearing investment portfolio during the quarter ended June 30, 2010 was approximately $165.2 million, compared to approximately $197.8 million for the prior year quarter, due primarily to the aggregate senior syndicated loan sales that occurred during the fiscal year ended March 31, 2010. As of June 30, 2010 and 2009, one loan, ASH Holdings Corp. (“ASH”), was on non-accrual, with a weighted average cost basis of $7.8 and $6.5 million, respectively.
Other income increased significantly due to our sale of A. Stucki. We received $1,957 in success fee income resulting from our sale of A. Stucki in June 2010. In addition, we recorded and collected approximately $230 of cash dividends on preferred shares of A. Stucki and we accrued and received a special dividend of property valued at $515 in connection with the A. Stucki sale. In total, we recorded $2,702 in other income resulting from the sale of A. Stucki. This is the first time we have recorded success fee income since our inception. No dividend income was recorded during the quarter ended June 30, 2009.

The following table lists the income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2010		Three Months Ended June 30, 2010
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues

A. Stucki Holding Corp.(1)	$—	—%	$3,287	45.3%
Chase II Holdings Corp.	29,073	19.6	596	8.2
Galaxy Tool Holding Corp.	17,213	11.6	592	8.2
Cavert II Holding Corp.	16,501	11.1	245	3.4
Acme Cryogenics, Inc.	14,020	9.5	428	5.9

Subtotal—five largest investments	76,807	51.8	5,148	71.0
Other portfolio companies	71,522	48.2	2,100	29.0

Total investment portfolio	$148,329	100.0%	$7,248	100.0%

(1)	A. Stucki was sold on June 29, 2010.

	As of June 30, 2009		Three Months Ended June 30, 2009
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues

A. Stucki Holding Corp.	$43,191	19.0%	$577	11.2%
Chase II Holdings Corp.	38,346	16.9	663	12.8
Acme Cryogenics, Inc.	22,241	9.8	421	8.2
Galaxy Tool Holding Corp.	18,851	8.3	589	11.4
Cavert II Holding Corp.	17,899	7.9	327	6.3

Subtotal—five largest investments	140,528	61.9	2,577	49.9
Other portfolio companies	86,481	38.1	2,592	50.1

Total investment portfolio	$227,009	100.0%	$5,169	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the three months ended June 30, 2010 was 10.31%, compared to 10.01% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in the weighted average yield for the quarter ended June 30, 2010 resulted primarily from our sales of lower interest-bearing senior syndicated loans subsequent to March 31, 2009. The composition of our investment portfolio was primarily Control and Affiliate investments as of June 30, 2010. Due to the sale of A. Stucki and other exits from our portfolio, there has been a significant reduction in our income and capital gain generating assets. While we intend to reinvest our cash as quickly as possible into income and capital gain generating assets, but there is no guarantee that that we will be able to do so.
Operating Expenses
Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased for the three months ended June 30, 2010, primarily due to the accrual of an incentive fee, partially offset by a reduction in interest expense and deferred financing fees associated with the Credit Facility and a reduction in loan servicing and base management fees, as compared to the prior year period.
Loan servicing fees decreased for the three months ended June 30, 2010, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees is a result of the reduced size of our pledged loan portfolio, caused primarily by the Syndicated Loan Sales.
The base management fee decreased for the three months ended June 30, 2010, as compared to the prior year period, which is reflective of fewer total assets held during the quarter ended June 30, 2010 when compared to the prior year period. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. An incentive fee was earned by the Adviser during the quarter ended June 30, 2010, due in part to Other income recorded in connection with the A. Stucki sale. The base management and incentive fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying condensed consolidated financial statements and is summarized in the table below:

	Three Months Ended June 30,
	2010	2009
Average total assets subject to base management fee(1)	$204,800	$276,200
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%

Unadjusted base management fee	1,024	1,381

Reduction for loan servicing fees(2)	(824)	(1,068)

Base management fee(2)	$200	$313

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(15)	(183)
Credit for fees received by Adviser from the portfolio companies	(104)	(118)

Credit to base management fee from Adviser(2)	(119)	(301)

Net base management fee	$81	$12

Incentive fee(2)	$1,052	$—

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the condensed consolidated statement of operations located elsewhere in this report.
Interest expense decreased for the quarter ended June 30, 2010, as compared to the prior year period primarily due to decreased borrowings under the Credit Facility, partially offset by increased borrowing costs, during the quarter ended June 30, 2010. The weighted average balance outstanding on our line of credit during the quarter ended June 30, 2010 was approximately $11.0 million, as compared to $41.9 million in the prior year period, a decrease of 73.7%. The effective interest rate, excluding the impact of deferred financing fees, charged on our borrowings increased under our Credit Facility during the quarter ended June 30, 2010 to 9.83%, up from 6.70% under our Prior Credit Facility utilized during the prior year period.
We incurred significant one-time costs related to the termination of our prior credit facility and transition to our Credit Facility, resulting in increased amortization of deferred financing fees during the quarter ended June 30, 2009 when compared to the quarter ended June 30, 2010.
Realized and Unrealized Gain (Loss) on Investments
Realized Gains (Losses)
During the three months ended June 30, 2010, we exited our largest portfolio investment, A. Stucki, for $52.3 million in total proceeds and a realized gain of $17.0 million. During the three months ended June 30, 2009, we exited 29 of the 32 senior syndicated loans for aggregate proceeds of approximately $69.2 million in cash and recorded a realized loss of approximately $34.6 million. The realized losses are attributable to liquidity needs from the Syndicated Loan Sales associated with the repayment of amounts outstanding under our Prior Credit Facility, which matured in April 2009.
Unrealized (Depreciation) Appreciation
Net unrealized (depreciation) appreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended June 30, 2010, we recorded net unrealized depreciation of investments in the aggregate amount of $15.8 million, which included the reversal of $17.4 million in unrealized appreciation related to the A. Stucki sale during the quarter. Excluding reversals, we had $1.6 million in net unrealized appreciation for the quarter ended June 30, 2010. During the prior year period, we had net unrealized appreciation of investments in the aggregate amount of $23.0 million, which included the reversal of $34.4 million in unrealized depreciation related to the Syndicated Loan Sales during the quarter. Excluding reversals, we had $11.4 million in net unrealized depreciation for the quarter ended June 30, 2009. The unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2010 was as follows:

Three Months Ended June 30, 2010
		Net Unrealized
	Investment	Appreciation
Portfolio Company	Classification	(Depreciation)
Cavert II Holdings Corp.	Control	$645
Survey Sampling, LLC	Non-Control / Non-Affiliate	367
Chase II Holdings Corp.	Control	287
Quench Holdings Corp.	Affiliate	276
Galaxy Tool Holding Corp.	Control	(156)
A. Stucki Holding Corp.	Control	(17,405	)(1)
Other (<$100)		188

Total:		$(15,798)

(1)	Reflects the reversal of the unrealized appreciation in connection with the $17.0 million realized gain on the sale of A. Stucki.
The primary changes in our net unrealized depreciation for the quarter ended June 30, 2010 was the reversal of previously-recorded unrealized appreciation on our A. Stucki sale. Noteworthy appreciation was experienced in our equity holdings of Cavert, Quench Holdings Corp. and Chase II Holdings Corp., as well as in our debt position of Survey Sampling, LLC. Certain depreciation occurred in our debt holdings, most notably in Galaxy. Excluding reversals, the unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
The unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2009 was as follows:

Three Months Ended June 30, 2009
		Net Unrealized
	Investment	Appreciation
Portfolio Company	Classification	(Depreciation)
Aggregate Non-Proprietary Investments	Non-Control / Non-Affiliate	$36,591	(1)
Acme Cryogenics, Inc.	Control	820
ASH Holdings Corp.	Control	443
Cavert II Holdings Corp.	Control	330
B-Dry, LLC	Non-Control / Non-Affiliate	138
Tread Corp.	Affiliate	(220)
Mathey Investments, Inc.	Affiliate	(631	)(2)
Quench Holdings Corp.	Affiliate	(651)
Danco Acquisition Corp.	Affiliate	(841)
Chase II Holdings Corp.	Control	(2,219)
A. Stucki Holding Corp.	Control	(3,546)
Galaxy Tool Holding Corp.	Control	(3,586)
Country Club Enterprises, LLC	Control	(3,725)
Other (<$100)		78

Total:		$22,981

(1)	Includes the reversal of approximately $34.4 million of previously-recorded unrealized depreciation relating to Syndicated Loan Sales during the quarter ended June 30, 2009, as well as the net unrealized appreciation experienced during the quarter on non-proprietary investments held at June 30, 2009.

(2)	Investment was reclassified from an Affiliate investment to a Control investment in the third quarter of the fiscal year ended March 31, 2010.
The primary change in our net unrealized appreciation for the quarter ended June 30, 2009 was the reversal of previously-recorded unrealized depreciation on our Syndicated Loan Sales. Significant depreciation was experienced in our equity holdings of Country Club Enterprises, LLC, Galaxy, A. Stucki and Chase II Holdings Corp. Excluding reversals, the unrealized depreciation recognized on our portfolio investments was primarily due to a decrease in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
Over our entire investment portfolio, we recorded an aggregate of approximately $0.3 million of net unrealized appreciation on our debt positions for the quarter ended June 30, 2010, while our equity holdings experienced an aggregate of approximately $16.1 million of net unrealized depreciation. At June 30, 2010, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $36.5 million, as compared to $20.7 million at March 31, 2010, representing net unrealized depreciation of $15.8 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations have stabilized over the past two quarters, our entire portfolio was fair valued at 80.2% of cost as of June 30, 2010. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the quarter ended June 30, 2010, we recorded a net increase in net assets resulting from operations of $5.4 million as a result of the factors discussed above. For the quarter ended June 30, 2009, we recorded a net decrease in net assets resulting from operations of $9.2 million. Our net increase (decrease) in net assets resulting from operations per basic and diluted weighted average common share for the quarters ended June 30, 2010 and 2009 were $0.24 and ($0.42), respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, except per share amounts or unless otherwise indicated)
Operating Activities
Net cash provided by operating activities for the quarter ended June 30, 2010 was approximately $46.3 million and consisted primarily of proceeds received from the A. Stucki sale and principal payments received from existing investments, partially offset by the increase in cash due from custodian. Net cash provided by operating activities for the three months ended June 30, 2009 was approximately $78.9 million and consisted primarily of the proceeds received from the Syndicated Loan Sales and the net loss realized on those sales, and principal payments received from existing investments.
At June 30, 2010, we had investments in equity of, loans to, or syndicated participations in, 15 private companies with an aggregate cost basis of approximately $184.8 million. At June 30, 2009, we had investments in equity of, loans to, or syndicated participations in, 17 private companies with an aggregate cost basis of approximately $239.0 million. The following table summarizes our total portfolio investment activity during the quarters ended June 30, 2010 and 2009:

	Quarter Ended June 30,
	2010	2009
Beginning investment portfolio, at fair value	$206,858	$313,930
New investments	95	—
Disbursements to existing investments	744	650
Scheduled principal repayments	(836)	(2,004)
Unscheduled principal repayments	(38,749)	(4,721)
Amortization of premiums and discounts	(2)	—
Proceeds from sales	(21,474)	(69,222)
Net realized gain (loss)	16,976	(34,605)
Net unrealized (depreciation) appreciation(1)	(15,798)	22,981
Other non-cash activity, net	515	—

Ending investment portfolio, at fair value	$148,329	$227,009

(1)	Includes the reversal of unrealized (appreciation) depreciation due to investment exits for the quarters ended June 30, 2010 and 2009 of ($17.4) and $34.4 million, respectively.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2010.

		Amount
For the remaining nine months ending March 31:	2011	$20,720
For the fiscal year ending March 31:	2012	31,789
	2013	20,385
	2014	46,631
	2015	20,942
	2016	—
	Thereafter	3,043

	Total contractual repayments	$143,510
	Investments in equity securities	41,474
	Adjustments to cost basis on debt securities	(148)

	Total cost basis of investments held at June 30, 2010:	$184,836

Our most recent investment in a new portfolio company occurred in November 2008. In light of the A. Stucki sale and resulting liquidity, the stabilization of our portfolio valuations over the past two quarters and the increased investing opportunities that we see in our target markets, we are cautiously optimistic about the long-term prospects and are shifting our investment activity from being focused primarily on retaining capital and building the value of our existing portfolio companies to one that includes making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. Increasing new investment activity over the long run will require accessing capital markets, which continue to be challenging in these unstable economic conditions, and maintaining our RIC status.
Financing Activities

Net cash used in financing activities for the quarter ended June 30, 2010 was approximately $14.7 million, which was primarily a result of net repayments on our line of credit in excess of borrowings by approximately $11.3 million, in addition to our distributions paid to stockholders of $2.6 million.
Net cash used in financing activities during the three months ended June 30, 2009 was approximately $1.6 million, which primarily consisted of net repayments made on the line of credit, in connection with the termination of our prior credit facility, in addition to our distributions paid to stockholders of $2.6 million, partially offset by proceeds received on the short-term loan from Jefferies.
Distributions
To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.04 per common share during the quarters ended June 30, 2010 and 2009. We declared these distributions based on our estimates of net investment income for the fiscal year.
For the quarter ended June 30, 2010, please refer to “—Section 19(a) Disclosure” below for estimated tax characterization. For the fiscal year ended March 31, 2010, which includes the quarter ended June 30, 2009, our distribution payments of approximately $10.6 million equaled our net investment income of approximately $10.6 million. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.
Section 19(a) Disclosure
Our Board of Directors estimates the source of the distributions at the time of their declaration, as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and also sends to its registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on accounting principles generally accepted in the United States (“GAAP”) that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until our final books and records are finalized for the calendar year. Following the calendar year end, after we have determined definitive information, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
The following GAAP estimates were made by the Board of Directors during the quarter ended June 30, 2010:

Payment Date	Ordinary Income	Return of Capital(1)	Total Distribution
April 30, 2010	$0.040	$0.000	$0.040
May 28, 2010	0.047	(0.007)	0.040
June 30, 2010	0.046	(0.006)	0.040
Because the Board of Directors declares distributions at the beginning of each quarter, it is difficult to estimate how much of our monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the quarter ended June 30, 2010, the following corrections were made to the above listed estimates for that quarter:

Payment Date	Ordinary Income	Return of Capital(1)	Total Distribution
April 30, 2010	$0.042	$(0.002)	$0.040
May 28, 2010	0.047	(0.007)	0.040
June 30, 2010	0.102	(0.062)	0.040
For distributions declared subsequent to quarter end, the following estimates, based on GAAP, have been made by our Board of Directors pursuant to Section 19(a) of the 1940 Act:

Payment Date	Ordinary Income	Return of Capital(1)	Total Distribution
July 30, 2010	$0.035	$0.005	$0.040
August 31, 2010	0.036	0.004	0.040
September 30, 2010	0.041	(0.001)	0.040

(1)	A positive number under Return of Capital indicates a return of capital was estimated whereas a negative number indicates that a surplus of income above the distribution was estimated.
Issuance of Equity

On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that was amended on October 2, 2009. The Registration Statement, which the SEC declared effective on October 8, 2009, permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, warrants to purchase common stock, or a combination of these securities. To date, we have incurred approximately $155 of costs in connection with the Registration Statement.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At June 30, 2010, our stock closed trading at $5.83, representing a 34.2% discount to our NAV of $8.86 per share. Generally, the 1940 Act provides that we may not issue stock for a price below NAV per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.
Future Capital Resources
At our 2009 annual stockholders meeting, our stockholders approved a proposal that allows us to sell shares of our common stock at a price below our then current NAV per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting, currently scheduled for August 5, 2010, at which time we will ask our stockholders to vote in favor of this proposal for another year.
Revolving Credit Facility
On April 14, 2009, we entered into the Credit Facility, providing for a $50.0 million revolving line of credit arranged by BB&T as administrative agent, replacing Deutsche Bank AG, which served as administrative agent under our prior credit facility. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. In connection with our entry into the Credit Facility, we borrowed $43.8 million under the Credit Facility to repay in full all amounts outstanding under the Prior Credit Facility.
On April 13, 2010, we renewed the Credit Facility through Business Investment, by entering into a third amended and restated credit agreement providing for a $50.0 million, two-year revolving line of credit. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all unpaid principal and interest will be due and payable on or before April 13, 2013. Advances under the Credit Facility were modified to generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. As of June 30, 2010, we had approximately $16.5 million of principal outstanding with approximately $13.3 million of availability under the Credit Facility.
The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve months ended March 31, 2011 and 2012. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain a (i) minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2010, we were in compliance with all covenants.
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
The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to us. At July 30, 2010, the amount due from the custodian was approximately $262.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of July 30, 2010, we were in compliance with the covenants under the performance guaranty.
Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. Even though during the quarter ended June 30, 2010 net unrealized depreciation and net realized gains on our investments was a positive $1.2 million, our entire portfolio was fair valued at 80.2% of cost as of June 30, 2010. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.
The Credit Facility matures on April 13, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on or before April 13, 2013. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by then current economic conditions affecting the credit markets. If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders. Our inability to pay distributions could result in our failing to qualify as a RIC. Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, such as those recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ended June 30, 2009. Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.
Short-Term Note
For each of June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010 (the “Measurements Dates”), we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the Measurement Dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, for the quarter ended June 30, 2010, we purchased $85.0 million of short-term United States Treasury securities through Jefferies. The securities were purchased with $10.0 million in funds drawn on the Credit Facility and the proceeds from a $75.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.71%. On July 1, 2010, when the securities matured, we repaid the $75.0 million loan from Jefferies in full, and, on July 2, 2010, we repaid the $10.0 million drawn on the Credit Facility for the transaction.
Contractual Obligations and Off-Balance Sheet Arrangements
We were not a party to any signed term sheets for potential investments as of June 30, 2010. However, we have certain lines of credit with our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused line of credit commitments as of June 30, 2010 and March 31, 2010 to be nominal.
In October 2008, we executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $250 for component Ford parts used by ASH to build truck bodies under a separate contract. Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of June 30, 2010, we have not been required to make any payments on the guaranty of the Finance Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprise, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers. The guaranty will expire in February 2011 unless it is renewed by us, CCE and Agricredit. In connection with this guaranty, we received a premium of $84 from CCE, which approximates fair value. As of June 30, 2010, we have not been required to make any payments on the guaranty of the Floor Plan Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.

In April 2010, we executed a guaranty of vendor recourse for up to $1.8 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $1.8 million of transactions with long-time customers who lack the financial history to qualify for third party financing. In connection with this guaranty, we received a premium of $73 from CCE, which approximates fair value. As of June 30, 2010, we have not been required to make any payments on the guaranty of the Recourse Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In accordance with GAAP, the unused portions of these commitments are not recorded on the accompanying condensed consolidated balance sheets. The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of June 30, 2010 and March 31, 2010:

	As of June 30,	As of March 31,
	2010	2010
Unused lines of credit	$1,963	$1,814
Guarantees	4,001	2,250
The following table shows our contractual obligations as of June 30, 2010:

	Payments Due by Period
Contractual Obligations(1)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings:
Short-term loan(2)	$75,000	$—	$—	$—	$75,000
Credit Facility(2)(3)	—	16,500	—	—	16,500

Total borrowings	$75,000	$16,500	$—	$—	$91,500

(1)	Excludes the unused commitments to extend credit to our customers of $2.0 million, as discussed above.

(2)	On July 2, 2010, we repaid the entire short-term loan and Credit Facility.

(3)	Borrowings under the Credit Facility are listed, at fair value, based on the contractual maturity due to the revolving nature of the facility.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our investment valuation process, which was modified during the quarter ended March 31, 2010, as our most critical accounting policy.
Investment Valuation
The most significant estimate inherent in the preparation of our condensed consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.
General Valuation Policy: We value our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, we value securities for which market quotations are readily available and reliable at their market value. We value all other securities and assets at fair value, as determined in good faith by our Board of Directors.
We adopted ASC 820 on April 1, 2008. In part, ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
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
See Note 3, “Investments” in the accompanying notes to our condensed consolidated financial statements included elsewhere in this report for additional information regarding fair value measurements and our adoption of ASC 820.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scopes used to value our investments. When these specific third-party appraisals are engaged or accepted, we would use estimates of value provided by such appraisals and our own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities, as of the measurement date, to value the investment we have in that business.
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
As of June 30, 2010, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value our remaining unsold syndicated loans at June 30, 2010.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies where we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard and Poor’s Securities Evaluations, Inc (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE’s opinions of value are based on the valuations prepared by our portfolio management team, as described below. We request that SPSE also evaluate and assign values to success fees when we determine that there is a reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and may decline to make requested evaluations for any reason, at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:
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
SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities, are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying condensed consolidated financial statements.

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
In gathering the sales to third parties of similar securities, we may gather and analyze industry statistics and use outside experts. Once we have estimated the TEV of the issuer, we subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities. If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in ASC 820). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data, and may also employ DCF valuation techniques.
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

Company’s	First	Second
System	NRSRO	NRSRO	Gladstone Investment’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(a)	The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of June 30, 2010 and March 31, 2010, one Control investment, ASH, was on non-accrual with a fair value of approximately $2.1 million and $2.2 million, respectively, which represented 1.4% and 1.0% of the fair value of all loans held in our portfolio at June 30, 2010 and March 31, 2010, respectively. Additionally, we do not risk rate our equity securities.
The following table lists the risk ratings for all proprietary loans in our portfolio as of June 30, 2010 and March 31, 2010, representing approximately 96.6% and 93.5%, respectively, of all loans in our portfolio at fair value at the end of each period:

	As of June 30,	As of March 31,
Rating	2010	2010
Highest	10.0	9.0
Average	5.4	5.3
Weighted Average	6.0	5.9
Lowest	2.0	2.0
The risk rating for the syndicated loan in our portfolio that was not rated by an NRSRO was 9.0 as of June 30 and March 31, 2010, representing approximately 1.1% and 0.7%, respectively, of all loans in our portfolio at fair value at the end of each period. For loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The weighted average risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO were BBB/Ba3 and B/B2 as of June 30 and March 31, 2010, respectively, representing approximately 2.3% and 5.8%, respectively, of all loans in our portfolio at fair value at the end of each period.
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
In an effort to avoid certain excise taxes to which RIC’s are subject, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains from preceding years that were not distributed during such years.
Revenue Recognition
Interest and Dividend Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, or as a result of a restructuring such that the interest income is deemed to be collectible. At June 30, 2010, one Control investment, ASH, was on non-accrual with a fair value of approximately $2.1 million, or 1.4% of the fair value of all loans held in our portfolio at June 30, 2010. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in our portfolio at March 31, 2010. Currently, we do not have investments that have PIK interest.
Success fees are recorded upon receipt and are contractually due upon a change of control in a portfolio company. The success fees earned during the quarter ended June 30, 2010 included in other income were $1,957, which resulted from the payoff of A. Stucki. Previously, we had not recorded any success fees. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. During the quarter ended June 30, 2010, we recorded and collected approximately $230 of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $515 in connection with the A. Stucki sale. No dividend income was recorded during the quarter ended June 30, 2009.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the accompanying notes to our condensed consolidated financial statements included elsewhere in this report for a description and our application of recent accounting pronouncements. Our adoption of these recent accounting pronouncements did not have a material effect on our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At June 30, 2010, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt:

2.9%	Variable rates
56.0	Variable rates with a floor
41.1	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2010 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the SEC on May 24, 2010.
In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.
ITEM 4. CONTROLS AND PROCEDURES.
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section in our Form 10-K for the fiscal year ended March 31, 2010 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010. In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in the Annual Report.
We may not be able to replace lost income due to the reduction in the size of our portfolio and as a result, we may have to reduce our distributions to stockholders.
Since March 31, 2009, the cost basis of our portfolio has experienced a net decrease of 47%. The decrease in the size of our portfolio was driven predominantly by the Syndicated Loan Sales, which had a cost basis of $104.2 million, during the quarter ended June 30, 2009 and by the sale of A. Stucki Holding Corp., which had a cost basis of $33.0 million, during June 2010. The decrease in our portfolio has resulted in a reduction of income-producing assets which has reduced our income and may result in reduced income in future periods if we are unable to reinvest our cash in comparable income producing assets. Even though this lost income is partially offset by a reduction in interest expense due to reduced borrowings outstanding under our Credit Facility and, to a lesser extent, reduced operating expenses, we still have experienced a net decrease in our net investment income as a result of these sales. While we intend to reinvest our cash as quickly as possible into income and capital gain-generating assets, there is no guarantee that that we will be able to do so or that we will able to do so at yields comparable to the assets that we have recently sold. If we are unable to reinvest our cash and replace our lost income, we may need to reduce our distributions to stockholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS
See the exhibit index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION
By:	/s/ David Watson
David Watson
Chief Financial Officer

Date: August 2, 2010

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed on July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1	Third Amended and Restated Credit Agreement, dated as of April 13, 2010, by and among Gladstone Business Investment LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed April 15, 2010.

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.
All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.