Form 10-Q
period 2010-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2010-11-02
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 1, 2010 was 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	September 30,	March 31,
	2010	2010
ASSETS
Cash and cash equivalents	$64,299	$87,717
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $15,332 and $22,674, respectively)	14,060	20,946
Control investments (Cost of $126,153 and $152,166, respectively)	95,050	148,248
Affiliate investments (Cost of $45,928 and $52,727, respectively)	32,504	37,664

Total investments (Cost of $187,413 and $227,567, respectively)	141,614	206,858
Interest receivable	969	1,234
Due from Custodian	1,323	935
Deferred financing fees	559	83
Prepaid assets	457	221
Other assets	4,088	113

TOTAL ASSETS	$213,309	$297,161

LIABILITIES
Borrowings at fair value
Short-term loan (Cost of $25,000 and $75,000, respectively)	$25,000	$75,000
Line of credit (Cost of $0 and $27,800, respectively)	—	27,812

Total borrowings (Cost of $25,000 and $102,800, respectively)	25,000	102,812
Accounts payable and accrued expenses	203	206
Fee due to Administrator(1)	261	149
Fees due to Adviser(1)	395	721
Other liabilities	1,253	295

TOTAL LIABILITIES	27,112	104,183

NET ASSETS	$186,197	$192,978

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at September 30, 2010 and March 31, 2010	$22	$22
Capital in excess of par value	257,216	257,206
Net unrealized depreciation of investment portfolio	(45,799)	(20,710)
Net unrealized depreciation of derivatives	(77)	(39)
Net unrealized appreciation of borrowings	—	(12)
Accumulated net realized investment loss	(25,165)	(43,489)

TOTAL NET ASSETS	$186,197	$192,978

NET ASSETS PER SHARE	$8.43	$8.74

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$380	$619	$784	$1,436
Control investments	2,124	2,870	5,144	5,741
Affiliate investments	978	1,453	2,061	2,934
Cash and cash equivalents	14	1	15	1

Total interest income	3,496	4,943	8,004	10,012
Other income	805	—	3,546	—

Total investment income	4,301	4,943	11,550	10,112

EXPENSES
Loan servicing fee(1)	666	938	1,490	2,006
Base management fee(1)	303	164	503	477
Incentive fee(1)	—	—	1,052	—
Administration fee(1)	261	198	439	371
Interest expense	149	552	423	1,255
Amortization of deferred financing fees	103	438	267	751
Professional fees	98	118	222	320
Stockholder related costs	115	146	220	227
Insurance expense	72	62	144	119
Directors fees	59	48	109	99
Other expenses	95	73	214	137

Expenses before credits from Adviser	1,921	2,737	5,083	5,762
Credits to fees from Adviser(1)	(61)	(165)	(180)	(466)

Total expenses net of credits to fees	1,860	2,572	4,903	5,296

NET INVESTMENT INCOME	2,441	2,371	6,647	4,816

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Realized gain (loss) on sale of investments	—	—	16,976	(34,605)
Realized loss on termination of derivative	—	—	—	(53)
Net unrealized appreciation (depreciation) of Non-Control/Non-Affiliate investments	31	(1,514)	456	35,214
Net unrealized depreciation of Control investments	(9,723)	(14,900)	(27,184)	(26,381)
Net unrealized appreciation (depreciation) of Affiliate investments	401	(3,853)	1,639	(6,119)
Net unrealized (depreciation) appreciation of derivatives	(9)	(16)	(38)	26
Net unrealized (depreciation) appreciation of borrowings	—	(178)	12	(178)

Net loss on investments, derivatives and borrowings	(9,300)	(20,461)	(8,139)	(32,096)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,859)	$(18,090)	$(1,492)	$(27,280)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and diluted	$(0.31)	$(0.82)	$(0.07)	$(1.24)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	22,080,133	22,080,133	22,080,133

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2010	2009
Operations:
Net investment income	$6,647	$4,816
Realized gain (loss) on sale of investments	16,976	(34,605)
Realized loss on termination of derivative	—	(53)
Net unrealized (depreciation) appreciation of investment portfolio	(25,089)	2,714
Unrealized (depreciation) appreciation of derivatives	(38)	26
Unrealized appreciation (depreciation) of borrowings	12	(178)

Net decrease in net assets from operations	(1,492)	(27,280)

Capital transactions:
Shelf offering registration costs	10	(178)
Distributions to stockholders	(5,299)	(5,299)

Net decrease in net assets from capital transactions	(5,289)	(5,477)

Total decrease in net assets	(6,781)	(32,757)
Net assets at beginning of period	192,978	214,802

Net assets at end of period	$186,197	$182,045

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(1,492)	$(27,280)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(4,994)	(968)
Principal repayments of investments	40,646	9,482
Proceeds from sales of investments	21,474	69,222
Net realized (gain) loss on sales of investments	(16,976)	34,605
Net realized loss on termination of derivative	—	53
Net unrealized depreciation (appreciation) of investment portfolio	25,089	(2,714)
Net unrealized depreciation (appreciation) of derivatives	38	(26)
Net unrealized (depreciation) appreciation of borrowings	(12)	178
Net amortization of premiums and discounts	5	—
Amortization of deferred financing fees	267	751
Decrease in interest receivable	265	288
(Increase) decrease in due from custodian	(388)	1,774
Increase in prepaid assets	(236)	(273)
Increase in other assets	(3,972)	(40)
Decrease in accounts payable and accrued expenses	—	(823)
Increase in administration fee payable to Administrator(1)	112	19
Increase in base management fee payable to Adviser(1)	226	113
Decrease in incentive fee payable to Adviser(1)	(486)	—
Decrease in loan servicing fee payable to Adviser(1)	(66)	(79)
Increase in other liabilities	958	21

Net cash provided by operating activities	60,458	84,303

CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering registration costs	10	(178)
Borrowings from line of credit	16,000	79,000
Repayments of line of credit	(43,800)	(153,165)
Proceeds from short-term borrowings	100,000	140,000
Repayments on short-term borrowings	(150,000)	(65,000)
Purchase of derivatives	(41)	(39)
Deferred financing fees	(746)	(547)
Distributions paid	(5,299)	(5,299)

Net cash used in financing activities	(83,876)	(5,228)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,418)	79,075
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,717	7,236

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,299	$86,311

NON-CASH ACTIVITIES(2)	$515	$850

(1)	Refer to Note 4—Related Party Transactions for additional information.

(2)	2010: Non- cash activities represent real property distributed to shareholders of A. Stucki Holding Corp. prior to its sale in June 2010. This property is included in the Company’s Schedule of Investments under Neville Limited at September 30, 2010, and its fair market value was recognized as other income during the quarter ended June 30, 2010.

2009: Non-cash activities represent an investment disbursement to Cavert II Holding Corp. on its revolving line of credit, which proceeds were used to make the next four quarterly payments due under normal amortization for both its senior term A and senior term B loans in a non-cash transaction.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011)(3)	$2,340	$1,494

Subtotal — Syndicated Loans			2,340	1,494

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(3)	3,043	2,838

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (10.5%, Due 5/2014)(5)	6,579	6,579
		Senior Term Debt (10.5%, Due 5/2014)(5)	3,070	3,070
		Common Stock Warrants(4)	300	79

			9,949	9,728

Total Non-Control/Non-Affiliate Investments (represents 9.9% of total investments at fair value)			$15,332	$14,060

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500
		Senior Subordinated Term Debt (12.5%, Due 12/2011)	415	415
		Preferred Stock(4)	6,984	179
		Common Stock(4)	1,045	—
		Common Stock Warrants(4)	25	—

			22,969	15,094

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $127 available (non-accrual, Due 3/2013) (4) (5)	1,831	375
		Senior Subordinated Term Debt (non-accrual, Due 3/2013) (4) (5)	6,060	1,250
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	4	—
		Guaranty ($750)

			10,395	1,625

Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 10/2012)(6)	2,650	2,650
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock(4)	4,110	5,150
		Common Stock(4)	69	5,597

			11,500	18,068

Chase II Holding Corp.	Manufacturing — traffic doors	Senior Term Debt (8.8%, Due 3/2011)	7,150	7,150
		Senior Term Debt (12.0%, Due 3/2011)(6)	7,440	7,440
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Preferred Stock(4)	6,961	10,741
		Common Stock(4)	61	724

			27,780	32,223

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.6%, Due 11/2014)(5)	7,000	6,825
		Preferred Stock(4)	3,725	—
		Guaranty ($3,751)

			10,725	6,825

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
SEPTEMBER 30, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	$5,220	$5,220
		Preferred Stock(4)	19,658	147
		Common Stock(4)	48	—

			24,926	5,367

Neville Limited (8)	Real Estate — investments	Common Stock(4)	610	550

			610	550

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2011)(5)	1,032	1,017
		Senior Term Debt (10.0%, Due 3/2013)(5)	2,375	2,333
		Senior Term Debt (7.4%, Due 3/2014)(5) (6)	7,227	7,010
		Common Stock(4)	500	—
		Common Stock Warrants(4)	277	—

			11,411	10,360

Tread Corp. (7)	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(5)	5,000	4,938
		Preferred Stock(4)	833	—
		Common Stock(4)	1	—
		Preferred Stock & Debt Warrants(4)	3	—

			5,837	4,938

Total Control Investments (represents 67.1% of total investments at fair value)			$126,153	$95,050

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $600 available (10.0%, Due 10/2010)(5) (9)	$900	$898
		Senior Term Debt (10.0%, Due 10/2012)(5)	3,563	3,553
		Senior Term Debt (12.5%, Due 4/2013)(5)	9,007	8,962
		Preferred Stock(4)	2,500	143
		Common Stock Warrants(4)	2	—

			15,972	13,556

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $400 available (4.3%, Due 12/2010)(5)	1,600	1,040
		Senior Term Debt (9.3%, Due 12/2011)(5)	6,227	4,048
		Senior Term Debt (10.5%, Due 12/2011)(5) (6)	7,300	4,745
		Preferred Stock(4)	1,750	—
		Common Stock(4)	1,682	—

			18,559	9,833

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	6,120
		Preferred Stock(4)	2,950	2,995
		Common Stock(4)	447	—

			11,397	9,115

Total Affiliate Investments (represents 23.0% of total investments at fair value)			$45,928	$32,504

TOTAL INVESTMENTS			$187,413	$141,614

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents the weighted average interest rates in effect at September 30, 2010, and due date represents the contractual maturity date.

(3)	Valued based on the indicative bid price on or near September 30, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(4)	Security is non-income producing.

(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at September 30, 2010.

(6)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.

(7)	In June 2010, an additional equity investment increased the Company’s fully-diluted ownership percentage above 25%, resulting in the investment being reclassified Control during the quarter ended June 30, 2010.

(8)	In July 2010, Gladstone Neville Corp. changed its name to Neville Limited.

(9)	In October 2010, the revolver maturity date was extended to October 2011.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
MARCH 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Interstate FiberNet, Inc.	Service — provider of voice and data telecommunications services	Senior Term Debt (4.3%, Due 7/2013)(8)	$6,743	$6,762
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011)(3)	2,385	1,069

Subtotal — Syndicated Loans			$9,128	$7,831

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(3)	$3,043	$2,895
B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (10.5%, Due 5/2014)(5)	6,613	6,596
		Senior Term Debt (10.5%, Due 5/2014)(5)	3,590	3,581
		Common Stock Warrants(4)	300	43

			10,503	10,220

Total Non-Control/Non-Affiliate Investments (represents 10.1% of total investments at fair value)			$22,674	$20,946

CONTROL INVESTMENTS:
A. Stucki Holding Corp.	Manufacturing — railroad freight car products	Senior Term Debt (4.7%, Due 3/2012)	$9,101	$9,101
		Senior Term Debt (7.0%, Due 3/2012)(6)	9,900	9,900
		Senior Subordinated Term Debt (13.0%, Due 3/2014)	9,456	9,456
		Preferred Stock	4,387	4,529
		Common Stock(4)	130	17,393

			32,974	50,379

Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	14,500	13,585
		Preferred Stock(4)	6,984	—
		Common Stock(4)	1,045	—
		Common Stock Warrants(4)	24	—

			22,553	13,585

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $496 available (non-accrual, Due 3/2013)(5)	1,504	421
		Senior Subordinated Term Debt (non-accrual, Due 3/2013)(5)	6,250	1,750
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	4	—
		Guaranty ($250)

			10,258	2,171

Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Term Debt (8.3%, Due 10/2012)(10)	2,875	2,875
		Senior Term Debt (10.0%, Due 10/2012)(6)	2,700	2,700
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock(4)	4,110	4,959
		Common Stock(4)	69	3,526

			14,425	18,731

Chase II Holding Corp.	Manufacturing — traffic doors	Senior Term Debt (8.8%, Due 3/2011)	7,700	7,700
		Senior Term Debt (12.0%, Due 3/2011)(6)	7,520	7,520
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168
		Preferred Stock(4)	6,961	7,713
		Common Stock(4)	61	—

			28,410	29,101

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.6%, Due 11/2014)(5)	7,000	6,869
		Preferred Stock(4)	3,725	—
		Guaranty ($2,000)

			10,725	6,869

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
MARCH 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)(5)	$17,250	$17,099
		Preferred Stock(4)	4,112	—
		Common Stock(4)	48	—

			21,410	17,099

Mathey Investments, Inc. (7)	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2011)(5)	1,032	1,011
		Senior Term Debt (10.0%, Due 3/2013)(5)	2,375	2,328
		Senior Term Debt (17.0%, Due 3/2014)(5) (6) (9)	7,227	6,974
		Common Stock(4)	500	—
		Common Stock Warrants(4)	277	—

			11,411	10,313

Total Control Investments (represents 71.7% of total investments at fair value)			$152,166	$148,248

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $600 available (10.0%, Due 10/2010)(5)	$900	$893
		Senior Term Debt (10.0%, Due 10/2012)(5)	4,163	4,131
		Senior Term Debt (12.5%, Due 4/2013)(5)	9,053	8,929
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	2	—

			16,618	13,953

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.2%, Due 5/2010)(5)	2,000	1,210
		Senior Term Debt (9.3%, Due 12/2011)(5)	6,227	3,767
		Senior Term Debt (10.5%, Due 12/2011)(5) (6)	7,300	4,417
		Preferred Stock(4)	1,750	—
		Common Stock(4)	1,682	—

			18,959	9,394

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	6,150
		Preferred Stock(4)	2,950	3,224
		Common Stock(4)	447	—

			11,397	9,374

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(5)	5,000	4,943
		Preferred Stock(4)	750	—
		Common Stock & Debt Warrants(4)	3	—

			5,753	4,943

Total Affiliate Investments (represents 18.2% of total investments at fair value)			$52,727	$37,664

TOTAL INVESTMENTS			$227,567	$206,858

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents the weighted average interest rates in effect at March 31, 2010, and due date represents the contractual maturity date.

(3)	Valued based on the indicative bid price on or near March 31, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(4)	Security is non-income producing.

(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2010.

(6)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.

(7)	Restructured in December 2009, resulting in the Company owning 100% of Mathey Investments, Inc. and thus reclassifying it as a Control investment.

(8)	Security was paid off, at par, subsequent to March 31, 2010 and was valued based on the pay off.

(9)	Loan was restructured into two separate term loans with face values of $3.7 million and $3.5 million effective February 2010.

(10)	Loan was repaid, in full, subsequent to March 31, 2010.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010
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
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Statements and Basis of Presentation
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010.
The year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements but does not include all disclosures required by GAAP.
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the periods ended September 30, 2010 with no effect to net decrease in net assets resulting from operations.
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
In the event these limited markets become illiquid such that market prices are no longer readily available, the Company will value its syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of September 30, 2010, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices, or IBPs, were used to fair value the Company’s syndicated loans as of September 30, 2010.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors to determine the TEV of the issuer:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.
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
(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments that the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.
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
Interest and Dividend Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2010, one Control investment, ASH Holdings Corp. (“ASH”), was on non-accrual with a fair value of approximately $1.6 million, or 1.4% of the fair value of all loans held in the Company’s portfolio at September 30, 2010. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in the Company’s portfolio at March 31, 2010. Currently, the Company does not have investments that have PIK interest.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the Company’s Condensed Consolidated Statements of Operations. The success fee earned during the quarter ended September 30, 2010 was $767, which resulted from payment of the success fee of Cavert II Holding Corp (“Cavert”). Cavert prepaid the accrued portion of its success fee and remains a control investment of the Company. During the quarter ended June 30, 2010, the success fee earned was $1,957, which resulted from the payoff of A. Stucki Holding Corp (“A. Stucki”). Previously, the

Company had not recorded any success fees. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. No dividend income was recorded during the quarter ended September 30, 2010. During the quarter ended June 30, 2010, the Company recorded and collected approximately $230 of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $515 in connection with the A. Stucki sale. No dividend income was recorded during the six months ended September 30, 2009.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures,” which requires that reporting entities make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures are required to be implemented in fiscal interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 roll-forward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning with the year ended March 31, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.
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
As of September 30, 2010, all of the Company’s investments were valued using Level 3 inputs.
The following table presents the financial instruments carried at fair value as of September 30, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	As of September 30, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments
Senior term debt	$—	$—	$13,981	$13,981
Common equity/equivalents	—	—	79	79

Total Non-Control/Non-Affiliate investments	—	—	14,060	14,060

Control investments
Senior term debt	—	—	27,600	27,600
Senior subordinated term debt	—	—	44,361	44,361
Preferred equity	—	—	16,218	16,218
Common equity/equivalents	—	—	6,871	6,871

Total Control investments	—	—	95,050	95,050

Affiliate investments
Senior term debt	—	—	23,246	23,246
Senior subordinated term debt	—	—	6,120	6,120
Preferred equity	—	—	3,138	3,138

Total Affiliate investments	—	—	32,504	32,504

Total investments at fair value	$—	$—	$141,614	$141,614
Cash Equivalents	60,002	—	—	60,002

Total Investments and Cash Equivalents	$60,002	$—	$141,614	$201,616

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the three and six months ended September 30, 2010 and 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period: the first table is broken out by Control, Affiliate and Non-Control/Non-Affiliate classification, and the second table is broken out by major security type.
Fair value measurements using unobservable data inputs (Level 3)
Period ended September 30, 2010:

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Three months ended September 30, 2010:
Fair value as of June 30, 2010	$14,079	$101,574	$32,676	$148,329
Total unrealized gains (losses)	31	(9,723)	401	(9,291)
Issuances/Originations	—	3,640	—	3,640
Settlements/Repayments	(50)	(441)	(573)	(1,064)

Fair value as of September 30, 2010	$14,060	$95,050	$32,504	$141,614

Six months ended September 30, 2010:
Fair value as of March 31, 2010	$20,946	$148,248	$37,664	$206,858
Total realized gains(1)	19	16,957	—	16,976
Total unrealized gains (losses)(1)	456	(27,184)	1,639	(25,089)
Issuances/Originations	—	4,994	—	4,994
Sales	—	(21,474)	—	(21,474)
Settlements/Repayments	(7,361)	(32,244)	(1,046)	(40,651)
Transfers(2)	—	5,753	(5,753)	—

Fair value as of September 30, 2010	$14,060	$95,050	$32,504	$141,614

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended September 30, 2010:
Fair value as of June 30, 2010	$64,893	$62,018	$16,510	$4,908	$148,329
Total unrealized gains (losses) (1)	921	470	(12,725)	2,043	(9,291)
Issuances/Originations	—	369	3,271	—	3,640
Settlements/Repayments	(988)	(76)	—	—	(1,064)
Transfers(3)	—	(12,300)	12,300	—	—

Fair value as of September 30, 2010	$64,826	$50,481	$19,356	$6,951	$141,614

Six months ended September 30, 2010:
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858
Total realized gains(1)	19	—	—	16,957	16,976
Total unrealized gains (losses) (1)	1,412	302	(12,311)	(14,492)	(25,089)
Issuances/Originations	—	1,054	3,329	611	4,994
Sales	—	—	(4,387)	(17,087)	(21,474)
Settlements/Repayments	(30,964)	(9,687)	—	—	(40,651)
Transfers(3)	—	(12,300)	12,300	—	—

Fair value as of September 30, 2010	$64,826	$50,481	$19,356	$6,951	$141,614

Period ended September 30, 2009:

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Three months ended September 30, 2009:
Fair value as of June 30, 2009	$26,961	$149,509	$50,539	$227,009
Total unrealized losses(1)	(1,514)	(14,900)	(3,853)	(20,267)
Issuances/Originations	—	105	214	319
Settlements/Repayments	(443)	(2,315)	—	(2,758)

Fair value as of September 30, 2009	$25,004	$132,399	$46,900	$204,303

Six months ended September 30, 2009:
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930
Total realized losses(1)	(34,605)	—	—	(34,605)
Total unrealized gains (losses)(1)	35,214	(26,381)	(6,119)	2,714
Issuances/Originations	150	105	713	968
Sales	(69,222)	—	—	(69,222)
Settlements/Repayments	(1,273)	(7,488)	(721)	(9,482)

Fair value as of September 30, 2009	$25,004	$132,399	$46,900	$204,303

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended September 30, 2009:
Fair value as of June 30, 2009	$108,591	$71,323	$32,505	$14,590	$227,009
Total unrealized losses (1)	(3,060)	(857)	(7,276)	(9,074)	(20,267)
Issuances/Originations	319	—	—	—	319
Settlements/Repayments	(2,758)	—	—	—	(2,758)

Fair value as of September 30, 2009	$103,092	$70,466	$25,229	$5,516	$204,303

Six months ended September 30, 2009:
Fair value as of March 31, 2009	$179,676	$72,061	$40,043	$22,150	$313,930
Total realized gains(1)	(34,605)	—	—	—	(34,605)
Total unrealized gains (losses) (1)	34,007	155	(14,814)	(16,634)	2,714
Issuances/Originations	968	—	—	—	968
Sales	(69,222)	—	—	—	(69,222)
Settlements/Repayments	(8,232)	(1,250)	—	—	(9,482)
Transfers(4)	500	(500)	—	—	—

Fair value as of September 30, 2009	$103,092	$70,466	$25,229	$5,516	$204,303

(1)	Included in the realized and unrealized gain (loss) section on the accompanying Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2010 and 2009.

(2)	Transfer represents the cost basis as of March 31, 2010 of Tread Corporation, which was reclassified from an affiliate to a control investment during the quarter ended June 30, 2010.

(3)	Transfer represents $12.3 million of senior subordinated term debt of Galaxy Tool Holding Corp. at cost as of June 30, 2010 that was converted to preferred and common equity during the quarter ended September 30, 2010.

(4)	Transfer represents the cost basis as of March 31, 2009 of Noble senior subordinated term debt that was converted into senior term debt during the quarter ended June 30, 2009.
United States Treasury Bills
During the quarter ended September 30, 2010, the Company utilized the $52.3 million in cash generated from the A. Stucki sale to pay down all borrowings under the Credit Facility and invest the remaining cash into one-month United States Treasury Bills (“T-Bills”). Upon maturity of the T-Bills, the Company subsequently reinvested the cash into new T-Bills. In addition, the Company purchased $25 million in T-Bills at quarter end from the proceeds of a short-term loan. See Note 5—Borrowings for further details regarding the short-term loan. As of September 30, 2010, the Company has $60.0 million in T-Bills outstanding. Due to the original maturity date being less than three months, the Company classified these T-Bills as Cash Equivalents on the accompanying Condensed Consolidated Statements of Assets and Liabilities.
Non-Proprietary Investment Activity
Non-proprietary investments are investments that were not originated by the Company. No non-proprietary investment exits or originations occurred during the quarter ended September 30, 2010. During the six months ended September 30, 2010, Interstate FiberNet, Inc. made full repayment of its senior term debt owed to the Company resulting in the receipt of approximately $6.7 million in cash proceeds. The remaining non-proprietary loans in the Company’s investment portfolio had a fair value of approximately $4.3 million, or 3.1% of its total investments at September 30, 2010.
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
Proprietary Investment Activity
During the six months ended September 30, 2010, the following significant transactions occured:
•	In September 2010, Cavert prepaid $767 of its success fee on its senior term debt and senior subordinated term debt.

•	In July and August 2010, the Company restructured Galaxy Tool Holding Corp. (“Galaxy”) by converting $12.3 million of its senior subordinated term note into preferred and common stock and investing an additional $3.2 million into preferred stock. After the restructuring, the Company’s investments at cost in Galaxy consisted of a $5.2 million senior subordinated term note, $19.6 million in preferred stock and $0.1 million in common stock.

•	In June 2010, the Company sold its equity investment and received full repayment of its debt investment in A. Stucki in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to the Company from the sale of its equity in A. Stucki were $21.7 million, resulting in a realized gain of $17.0 million. In connection with the equity sale, the Company accrued and received cash dividend proceeds of $0.2 million from its preferred stock investment in A. Stucki. At the same time, the Company received $30.6 million in repayment of its principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, the Company received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a Control investment, Neville Limited, on the Company’s Condensed Consolidated Schedule of Investments as of September 30, 2010.

•	In June and July 2010, the Company disbursed $84 to Tread Corporation (“Tread”) in the form of preferred and common equity. The Company’s investment in Tread was reclassified from an Affiliate to a Control investment during the six months ended June 30, 2010.

•	In June 2010, the Company entered into agreements with Noble Logistics, Inc. (“Noble”) to extend the maturity date of its revolving line of credit to December 2010, and restructured the senior LOT note. These were non-cash transactions.

•	In May 2010, Cavert made full repayment of its senior term A debt owed to the Company resulting in the receipt of approximately $2.9 million in cash proceeds.

Investment Concentrations
Approximately 45.8% of the aggregate fair value of the Company’s investment portfolio at September 30, 2010 was comprised of senior debt, 35.6% was senior subordinated debt, and 18.6% was preferred and common equity securities. At September 30, 2010, the Company had investments in 15 portfolio companies with an aggregate fair value of $141.6 million, of which Chase II Holding Corp., Cavert and Acme Cryogenics, Inc. (“Acme”), collectively, comprised approximately $65.4 million, or 46.2% of the Company’s total investment portfolio, at fair value. The following table outlines the Company’s investments by security type at September 30, 2010 and March 31, 2010:

	September 30, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Senior Term Debt	$71,502	$64,826	$102,446	$94,359
Senior Subordinated Term Debt	58,866	50,481	79,799	71,112
Preferred Equity	51,973	19,356	40,728	20,425
Common Equity/Equivalents	5,072	6,951	4,594	20,962

Total Investments	$187,413	$141,614	$227,567	$206,858

Investments at fair value consisted of the following industry classifications at September 30, 2010 and March 31, 2010:

	September 30, 2010		March 31, 2010
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
Diversified/Conglomerate Manufacturing	$45,779	32.3%	$43,054	20.8%
Containers, Packaging and Glass	18,068	12.8	18,731	9.1
Chemicals, Plastics and Rubber	15,094	10.7	13,585	6.6
Machinery	10,360	7.3	60,692	29.3
Buildings and Real Estate	10,278	7.3	10,220	4.9
Cargo Transport	9,833	6.9	9,394	4.5
Healthcare, Education and Childcare	9,115	6.4	9,374	4.5
Automobile	8,450	6.0	9,040	4.4
Aerospace and Defense	5,367	3.8	17,099	8.3
Oil and Gas	4,938	3.5	4,943	2.4
Printing and Publishing	2,838	2.0	2,895	1.4
Telecommunications	1,494	1.0	7,831	3.8

Total Investments	$141,614	100.0%	$206,858	100.0%

The investments, at fair value, were included in the following geographic regions of the United States at September 30, 2010 and March 31, 2010:

	September 30, 2010		March 31, 2010
		Percent of		Percent of
	Fair Value	Total Investments	Fair Value	Total Investments
Midwest	$60,621	42.8%	$68,802	33.3%
Mid-Atlantic	39,425	27.8	88,501	42.8
Southeast	18,068	12.8	25,493	12.3
West	15,181	10.7	16,124	7.8
Northeast	8,319	5.9	7,938	3.8

Total Investments	$141,614	100.0%	$206,858	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2010:

Amount
For the remaining six months ending March 31:
2011	$19,665
For the fiscal year ending March 31:
2012	31,559
2013	21,054
2014	34,331
2015	20,942
2016	—
Thereafter	3,043

Total contractual repayments	$130,594
Investments in equity securities	57,045
Adjustments to cost basis on debt securities	(226)

Total cost basis of investments held at September 30, 2010:	$187,413

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
The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Average total assets subject to base management fee(1)	$193,800	$220,400	$199,300	$248,300
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Unadjusted base management fee	$969	$1,102	$1,993	$2,483

Reduction for loan servicing fees(2)	(666)	(938)	(1,490)	(2,006)

Base management fee(2)	303	164	503	477

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(48)	(15)	(231)
Credit for fees received by Adviser from the portfolio companies	(61)	(117)	(165)	(235)

Credit to base management fee from Adviser(2)	(61)	(165)	(180)	(466)

Net base management fee	$242	$(1)	$323	$11

Incentive fee(2)	$—	$—	$1,052	$—

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
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

The Adviser also services the loans held by Business Investment, in return for which it receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement. For the three and six months ended September 30, 2010, the Company recorded loan servicing fees due to the Adviser of $0.7 million and $1.5 million, respectively, as compared to $0.9 million and $2.0 million for the three and six months ended September 30, 2009, respectively, all of which were deducted against the 2.0% base management fee in order to derive the base management fee line item in the accompanying Condensed Consolidated Statements of Operations.

•	Senior Syndicated Loan Fee Waiver

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the six months ended September 30, 2010 and 2009. For the three and six months ended September 30, 2010, the Company recorded waivers related to investments in senior syndicated loan participations of zero and $15, respectively, as compared to $48 and $231 for the three and six months ended September 30, 2009, respectively, all of which were credited against the 2.0% base management fee.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser. For the three and six months ended September 30, 2010, the Company recorded credits for fees received by the Adviser from portfolio companies of $61 and $165, respectively, as compared to $117 and $235 for the three and six months ended September 30, 2009, respectively, all of which were credited against the 2.0% base management fee.
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

No incentive fee income was recorded for the three months ended September 30, 2010; however, because pre-incentive fee net investment income was above the hurdle rate of 1.75% of net assets for the three months ended June 30, 2010, the Company recorded an incentive fee of $1,052 during that quarter. No incentive fee income was recorded for the three and six months ended September 30, 2009. No capital gains incentive fee has been recorded for the Company from its inception through September 30, 2010, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Administration Agreement through August 31, 2011. For the three and six months ended September 30, 2010, the Company recorded fees to the Administrator on the Condensed Consolidated Statements of Operations of $261 and $439, respectively, as compared to $198 and $371 for the three and six months ended September 30, 2009, respectively.
Related Party Fees Due
Amounts due to related parties on the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2010	2010
Unpaid base management fee due to Adviser	$242	$16
Unpaid loan servicing fee due to Adviser	153	219
Unpaid incentive fee due to Adviser	—	486

Total Fees due to Adviser	395	721

Unpaid administration fee due to Administrator	261	149

Total related party fees due	$656	$870

Note 5. Borrowings
Line of Credit
On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender. In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank AG under a prior line of credit. On April 13, 2010, the Company, through Business Investment, entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit, which extended the maturity date of the Credit Facility to April 13, 2012. If the Credit facility is not renewed or extended by April 13, 2012, all unpaid principal and interest will be due and payable within one year of the maturity date. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. As of September 30, 2010, the Company had no borrowings outstanding with approximately $14.0 million of availability under the Credit Facility.
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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011 and 2012. The Company is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires the Company to comply with other financial and operational covenants, which obligate the Company to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires the Company to maintain a (i) minimum net worth of $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2010, the Company was in compliance with all covenants.
Short-Term Loan
Similar to what has been done at the close of several of the prior quarters, the Company purchased $25.0 million of T-Bills through Jefferies & Company, Inc. (“Jefferies”) on September 29, 2010. The T-Bills were purchased using $2.5 million from existing T-Bills for collateral and the proceeds from a $25.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.71%. On October 7, 2010, when the T-Bills matured, the Company repaid the $25.0 million loan from Jefferies.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments. The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. Since the Credit Facility had a zero outstanding balance as of September 30, 2010, the zero cost basis of the Credit Facility was determined to be the best approximation of fair value as of September 30, 2010. Due to the nine-day duration of the short-term loan, cost approximated fair value. The following table presents the Credit Facility and short-term loan carried at fair value as of September 30, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	As of September 30, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Credit Facility	$—	$—	$—	$—
Short-Term Loan	—	—	25,000	25,000

Total	$—	$—	$25,000	$25,000

			Total Fair Value
			Reported in Condensed
	Credit	Short-Term	Consolidated Statement of
	Facility	Loan	Assets and Liabilities
Three months ended September 30, 2010:
Fair value at June 30, 2010	$16,500	$75,000	$91,500
Borrowings	—	25,000	25,000
Repayments	(16,500)	(75,000)	(91,500)
Net unrealized depreciation of Credit Facility	—	—	—

Fair value at September 30, 2010	$—	$25,000	$25,000

Six months ended September 30, 2010:
Fair value at March 31, 2010	$27,812	$75,000	$102,812
Borrowings	16,000	100,000	116,000
Repayments	(43,800)	(150,000)	(193,800)
Net unrealized depreciation of Credit Facility(1)	(12)	—	(12)

Fair value at September 30, 2010	$—	$25,000	$25,000

			Total Fair Value
			Reported in Condensed
	Credit	Short-Term	Consolidated Statement of
	Facility	Loan	Assets and Liabilities
Three months ended September 30, 2009:
Fair value at June 30, 2009(2)	$46,940	$65,000	$111,940
Borrowings	16,500	75,000	91,500
Repayments	(27,340)	(65,000)	(92,340)
Net unrealized appreciation of Credit Facility(1)	178	—	178

Fair value at September 30, 2009	$36,278	$75,000	$111,278

Six months ended September 30, 2009:
Fair value at March 31, 2009(2)	$110,265	$—	$110,265
Borrowings	79,000	140,000	219,000
Repayments	(153,165)	(65,000)	(218,165)
Net unrealized appreciation of Credit Facility(1)	178	—	178

Fair value at September 30, 2009	$36,278	$75,000	$111,278

(1)	Unrealized appreciation (depreciation) is reported on the accompanying Condensed Consolidated Statements of Operations.

(2)	ASC 825 was not adopted until the second quarter of fiscal year 2010; therefore, the Credit Facility is shown at its principal balance outstanding at March 31 and June 30, 2009 in the table above.
The fair value of the collateral under the Credit Facility was approximately $133.2 million and $201.8 million at September 30, 2010 and March 31, 2010, respectively. The fair value of the collateral under the short-term loan was approximately $27.5 million and $85.0 million as of September 30, 2010 and March 31, 2010, respectively.
Note 6. Interest Rate Cap Agreements
In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank AG and entered into an interest rate cap agreement with BB&T that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45.0 million at a cost of approximately $39. At September 30, 2010, the interest rate cap agreement had a nominal fair market value. The Company records changes in the fair market value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation on derivative on the accompanying Condensed Consolidated Statement of Operations. The interest rate cap agreement expires in May 2011. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.5% when the LIBOR is in excess of 6.5%.
In April 2010, the Company entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. In conjunction with this agreement, the Company incurred a premium fee of approximately $41. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.0% when the LIBOR is in excess of 6.0%. At September 30, 2010, the interest rate cap agreement had a fair market value of $3.
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
Note 7. Common Stock
As of September 30 and March 31, 2010, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 shares of common stock were outstanding.
Registration Statement
On July 21, 2009, the Company filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009. The SEC declared the registration statement effective on October 8, 2009, and the Company filed a post-effective amendment to such registration statement on August 24, 2010, which has not yet been declared effective. Once the post-effective amendment has been declared effective, such registration statement will permit the Company to issue, through one or more transactions, an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Note 8. Net Decrease in Net Assets Resulting from Operations per Share
The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per share for the three and six months ended September 30, 2010 and 2009:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted net decrease in net assets per share resulting from operations	$6,859	$18,090	$1,492	$27,280
Denominator for basic and diluted weighted average shares	22,080,133	22,080,133	22,080,133	22,080,133

Basic and diluted net decrease in net assets per share resulting from operations	$0.31	$0.82	$0.07	$1.24

Note 9. Distributions
The Company’s Board of Directors declared the following monthly distributions per share for the six months ended September 30, 2010 and 2009:

			Distribution
Declaration Date	Record Date	Payment Date	per Share
April 7, 2010	April 22, 2010	April 30, 2010	$0.04
April 7, 2010	May 20, 2010	May 28, 2010	0.04
April 7, 2010	June 22, 2010	June 30, 2010	0.04
July 7, 2010	July 22, 2010	July 30, 2010	0.04
July 7, 2010	August 23, 2010	August 31, 2010	0.04
July 7, 2010	September 22, 2010	September 30, 2010	0.04

Six Months Ended September 30, 2010:			$0.24

			Distribution
Declaration Date	Record Date	Payment Date	per Share
April 16, 2009	April 27, 2009	May 8, 2009	$0.04
April 16, 2009	May 20, 2009	May 29, 2009	0.04
April 16, 2009	June 22, 2009	June 30, 2009	0.04
July 8, 2009	July 23, 2009	July 31, 2009	0.04
July 8, 2009	August 21, 2009	August 31, 2009	0.04
July 8, 2009	September 22, 2009	September 30, 2009	0.04

Six Months Ended September 30, 2009:			$0.24

Aggregate distributions declared and paid for both the six months ended September 30, 2010 and 2009 were approximately $5.3 million, which were declared based on estimates of net investment income for respective fiscal years. Distributions declared for the fiscal year ended March 31, 2010 equaled net investment income. The characterization of the distributions declared and paid for the fiscal year ended March 31, 2011 will be determined at year end and cannot be determined at this time.
Note 10. Commitments and Contingencies
At September 30, 2010, the Company was not party to any signed term sheets for potential investments. However, the Company has certain lines of credit with its portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and the Company expects many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. The Company estimates the fair value of these unused line of credit commitments as of September 30, 2010 and March 31, 2010 to be nominal.
In October 2008, the Company executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $750 for component Ford parts used by ASH to build truck bodies under a separate contract. Title and ownership of the parts are retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of September 30, 2010, the Company has not been required to make any payments on the guaranty of the Finance Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In February 2010, the Company executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers. The guaranty expires in February 2011, unless it is renewed by the Company, CCE and Agricredit. In connection with this guaranty, the Company received a premium of $84 from CCE. As of September 30, 2010, the Company has not been required to make any payments on the guaranty of the Floor Plan Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In April 2010, the Company executed a guaranty of vendor recourse for up to $1.8 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $1.8 million on transactions with long-time customers who lack the financial history to qualify for third party financing. In connection with this guaranty, the Company received a premium of $73 from CCE. As of September 30, 2010, the Company has not been required to make any payments on the guaranty of the Recourse Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
Note 11. Financial Highlights

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Per Share Data (1)
Net asset value at beginning of period	$8.86	$9.19	$8.74	$9.73

Income from investment operations
Net investment income(2)	0.11	0.11	0.30	0.22
Realized gain (loss) on exit(2)	—	—	0.77	(1.57)
Net unrealized depreciation(2)	(0.42)	(0.93)	(1.14)	0.11

Total from investment operations	(0.31)	(0.82)	(0.07)	(1.24)

Distributions from:
Net investment income	(0.12)	(0.12)	(0.24)	(0.24)

Total distributions(3)	(0.12)	(0.12)	(0.24)	(0.24)

Shelf registration offering costs	—	(0.01)	—	(0.01)

Net asset value at end of period	$8.43	$8.24	$8.43	$8.24

Per share market value at beginning of period	$5.62	4.88	$6.01	$3.67
Per share market value at end of period	6.70	4.85	6.70	4.85
Total return(4)	21.47%	1.75%	15.93%	39.03%
Shares outstanding at end of period	22,080,133	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$186,197	$182,045	$186,197	$182,045
Average net assets(5)	191,384	195,005	192,239	202,596

Senior Securities Data:
Total borrowings	$25,000	$111,278	$25,000	$111,278
Asset coverage ratio(6)	715%	262%	715%	262%
Asset coverage per unit(7)	$7,153	$2,622	$7,153	$2,622

Ratios/Supplemental Data:
Ratio of expenses to average net assets(8), (9)	4.01%	5.61%	5.29%	5.69%
Ratio of net expenses to average net assets(8), (10)	3.89%	5.28%	5.10%	5.23%
Ratio of net investment income to average net assets(8)	5.10%	4.86%	6.92%	4.75%

(1)	Based on actual shares outstanding at the end of the corresponding period.

(2)	Based on weighted average basic per share data.

(3)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	Total return equals the change in the market value of the Company’s common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of the Company’s dividend reinvestment plan.

(5)	Calculated using the average of the balance of net assets at the end of each month of the reporting period.

(6)	As a business development company, the Company is generally required to maintain an asset coverage ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(7)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(8)	Amounts are annualized.

(9)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.

(10)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

Note 12. Subsequent Events
Investment Activity
•	In October 2010, the Company closed on a $25.0 million subordinated debt and equity investment in Venyu Solutions Inc. The new portfolio company, which provides data protection, data hosting and disaster recovery services, is currently a control investment.

•	In October 2010, the Company extended the Danco Acquisition Corporation revolver maturity date one year.
Short-Term Loan
On September 29, 2010, the Company purchased $25.0 million of T-Bills through Jefferies. The T-Bills were purchased using $2.5 million from existing T-Bills for collateral and the proceeds from a $25.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.71%. On October 7, 2010, when the T-Bills matured, the Company repaid the $25.0 million loan from Jefferies.
Distributions
On October 5, 2010, the Company’s Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Distribution per Share
October 21, 2010	October 29, 2010	$0.04
November 19, 2010	November 30, 2010	0.04
December 23, 2010	December 31, 2010	0.04

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
Business Environment
While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for investment, are impacted by these economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. While these conditions are challenging, we are finding an increase in the number of new investment opportunities consistent with our investing strategy of providing subordinated debt with equity enhancement features and direct equity in support of management and sponsor led buyouts of small and medium-sized companies.
During the quarter ended June 30, 2010, we achieved a significant amount of liquidity with the sale of our equity investment and the receipt of full repayment of our debt investment in A. Stucki Holding Corp. (“A. Stucki”) in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to us from the sale of our equity in A. Stucki were $21.7 million, resulting in a realized gain of $17.0 million. In connection with the equity sale, we accrued and received dividend cash proceeds of $0.2 million from our preferred stock investment in A. Stucki. At the same time, we received $30.6 million in payment of our principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, we received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a control investment, Neville Limited, on our Condensed Consolidated Schedule of Investments as of September 30, 2010.
The A. Stucki sale was the first of our management-supported buyout liquidity events and an equity investment success, which highlights our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. Due to previous realized losses during the fiscal year ended March 31, 2010, in connection with the Syndicated Loan Sales as described further below, we are not required to distribute the realized gains to stockholders. We expect this liquidity, along with the availability under our line of credit, will be utilized in making new investments to increase our net investment income and potential for capital gains to enhance our ability to pay dividends to our stockholders.
The A. Stucki sale partially offset the realized losses incurred during the fiscal year ended March 31, 2010. The unstable economic conditions have affected the general availability of credit, and, as a result, during the quarter ended June 30, 2009, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009 and was not extended. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009. As a result of the settlement of the Syndicated Loan Sales and other exits, at September 30, 2010, we had one remaining senior syndicated loan. Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended September 30, 2010, we again fell below the required 50% threshold.
Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At September 30, 2010, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the September 30, 2010 measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold. Due to the A. Stucki sale, which effectively transformed $50.4 million in “non-qualified securities” under the Code into “qualified securities,” we were able to meet the 50% threshold with the purchase of $25.0 million of short-term qualified securities, which is less than the $75.0 million we have purchased in each of the past several quarters.
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
The Syndicated Loan Sales significantly changed the overall composition and reduced the total size of our portfolio. Because the Syndicated Loan Sales were from our Non-Control/Non-Affiliate investment category, the fair value of our Non-Control/Non-Affiliate investments decreased from 30.2% to 9.9% of our total portfolio as of March 31, 2009 and September 30, 2010, respectively. In addition, the size of our portfolio decreased because we exited $192.8 million in investments, at cost, partially offset by $8.4 million in disbursements to existing portfolio companies, from March 31, 2009 to September 30, 2010. We expect the overall composition of our investment portfolio to continue to consist of primarily Control and Affiliate investments.
On April 13, 2010, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all principal and interest will be due and payable one year later, on or before April 13, 2013. Advances under the Credit Facility were modified to generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. The Credit Facility limits payments on distributions to the aggregate net investment income for each of the twelve months ending March 31, 2011 and 2012. Other significant changes to the Credit facility include a reduced minimum net worth covenant, which was modified to $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of November 1, 2010, there was no balance outstanding under the Credit Facility, and $37.4 million was available for borrowing due to certain limitations on our borrowing base.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing the Credit Facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our line of credit. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning, generally, that for every dollar of debt, we must have two dollars of assets.
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On November 1, 2010, the closing market price of our common stock was $7.27, which represented a 13.8% discount to our September 30, 2010 net asset value (“NAV”) per share of $8.43. When our stock trades below NAV, as it has consistently since September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act, which prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 5, 2010, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect until our next annual stockholders meeting in 2011, at which time we expect to ask our stockholders to vote in favor of this proposal for another year.
Unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our Credit Facility. As of September 30, 2010, we were in compliance with all of the Credit Facility’s covenants.
We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, in light of the A. Stucki sale and resulting liquidity, the general stabilization of our portfolio valuations over the past three quarters and increased investing opportunities that we see in our target markets as demonstrated by our new $25.0 million investment in Venyu Solutions Inc. (“Venyu”) that we funded in October 2010, we are cautiously optimistic about the long term prospects for the U.S. economy and will shift our near-term strategy to include making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. This should result in increased investment activity when compared to our activity over the past year, but our access to capital may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.
Investment Highlights
During the quarter ended September 30, 2010, we extended approximately $3.6 million of investments to existing portfolio companies through revolver draws or additions to term notes. From the time of our initial public offering in June 2005 through September 30, 2010, we have made 145 investments in 88 companies for a total of approximately $587.9 million, before giving effect to principal repayments on investments and divestitures.
Recent Developments
Short-Term Loan
Similar to previous quarter ends, we purchased $25.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on September 29, 2010. The T-Bills were purchased with $2.5 million from existing T-Bills for collateral and the proceeds from a $25.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.71%. On October 7, 2010, when the T-Bills matured, we repaid the $25.0 million loan from Jefferies in full.
Investment Activity
In October 2010, we closed on a $25.0 million subordinated debt and equity investment in Venyu. The new portfolio company, which provides data protection, data hosting and disaster recovery services, is currently a control investment.

During the six months ended September 30, 2010, the following significant transactions occured:
•	In September 2010, Cavert II Holding Corp. (“Cavert”) prepaid $767 of its success fee on its senior term debt and senior subordinated term debt.

•	In July and August 2010, we restructured Galaxy Tool Holding Corp. (“Galaxy”) by converting $12.3 million of our senior subordinated term note into preferred and common stock and investing an additional $3.2 million into preferred stock. After the restructuring, our investments at cost in Galaxy consisted of a $5.2 million senior subordinated term note, $19.6 million in preferred stock and $0.1 million in common stock.

•	As discussed previously, in June 2010, we sold our equity investment and received full repayment of our debt investment in A. Stucki in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to us from the sale of our equity in A. Stucki were $21.7 million, resulting in a realized gain of $17.0 million. In connection with the equity sale, we accrued and received dividend cash proceeds of $0.2 million from our preferred stock investment in A. Stucki. At the same time, we received $30.6 million in payment of our principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, we received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a control investment, Neville Limited, on our Condensed Consolidated Schedule of Investments as of September 30, 2010.

•	In June and July 2010, we disbursed $84 to Tread Corporation (“Tread”) in the form of preferred and common equity. Our investment in Tread was reclassified from an Affiliate to a Control investment during the quarter ended June 30, 2010.

•	In June 2010, we entered into agreements with Noble Logistics, Inc. (“Noble”) to extend the maturity date of its revolving line of credit to December 2010, and restructured the senior LOT note. These were non-cash transactions.

•	In May 2010, Cavert made full repayment of its senior term A debt owed to us resulting in the receipt of approximately $2.9 million in cash proceeds.

•	In April 2010, ITC made full repayment of its senior term debt owed to us resulting in the receipt of approximately $6.7 million in cash proceeds.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
A comparison of our operating results for the three months ended September 30, 2010 and 2009 is below:

	For the three months ended September 30,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income	$3,496	$4,943	$(1,447)	(29.3)%
Other income	805	—	805	NM

Total investment income	4,301	4,943	(642)	(13.0)

EXPENSES
Loan servicing fee	666	938	(272)	(29.0)
Base management fee	303	164	139	84.8
Administration fee	261	198	63	31.8
Interest expense	149	552	(403)	(73.0)
Amortization of deferred financing fees	103	438	(335)	(76.5)
Other	439	447	(8)	(1.8)

Expenses before credits from Adviser	1,921	2,737	(816)	(29.8)

Credits to fees	(61)	(165)	104	(63.0)

Total expenses net of credits to fee	1,860	2,572	(712)	(27.7)

NET INVESTMENT INCOME	2,441	2,371	70	3.0

REALIZED AND UNREALIZED LOSS ON:
Net unrealized depreciation on investments	(9,291)	(20,267)	10,976	(54.2)
Net unrealized depreciation on other	(9)	(194)	185	(95.4)

Net loss on investments and other	(9,300)	(20,461)	11,161	(54.5)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,859)	$(18,090)	$11,231	(62.1)%

NM = Not Meaningful
Investment Income
Total net investment income increased by 3.0% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was due mainly to the success fee prepayment from Cavert and a decrease in interest expense and amortization in deferred financing fees, partially offset by a decrease in the size of our loan portfolio, as compared to the three months ended September 30, 2009.
Interest income from our investments in debt securities decreased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The weighted average cost basis of our interest-bearing investment portfolio during the quarter ended September 30, 2010 was approximately $122.7 million, compared to approximately $186.1 million for the prior year quarter, due primarily to the exit from A. Stucki, restructure of Galaxy and the payoff of ITC, all of which occurred during the six months ended September 30, 2010. As of September 30, 2010 and 2009, one loan, ASH Holdings Corp. “ASH”), was on non-accrual, with a weighted average cost basis of $7.6 and $6.4 million, respectively.
Other income increased significantly during the three months ended September 30, 2010 due primarily to Cavert’s election to prepay its success fee on our senior term debt and senior subordinated term debt, which resulted in $767 in success fee income. No dividend or success fee income was recorded during the quarter ended September 30, 2009.
The following table lists the income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of September 30, 2010		Three Months Ended September 30, 2010
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues

Chase II Holding Corp.	$32,223	22.7%	$595	13.8%
Cavert II Holding Corp.	18,068	12.8	989	23.0
Acme Cryogenics, Inc.	15,094	10.7	440	10.2
Danco Acquisition Corp.	13,556	9.6	406	9.4
Mathey Investments, Inc.	10,360	7.3	230	5.4

Subtotal—five largest investments	89,301	63.1	2,660	61.8
Other portfolio companies	52,313	36.9	1,641	38.2

Total investment portfolio	$141,614	100.0%	$4,301	100.0%

	As of September 30, 2009		Three Months Ended September 30, 2009
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues

A. Stucki Holding Corp.	$36,431	17.8%	$575	11.6%
Chase II Holding Corp.	35,953	17.6	663	13.4
Acme Cryogenics, Inc.	18,328	9.0	426	8.6
Galaxy Tool Holding Corp.	16,862	8.3	595	12.1
Cavert II Holding Corp.	16,349	8.0	314	6.4

Subtotal—five largest investments	123,923	60.7	2,573	52.1
Other portfolio companies	80,380	39.3	2,370	47.9

Total investment portfolio	$204,303	100.0%	$4,943	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the three months ended September 30, 2010 was 10.60%, compared to 10.03% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in the weighted average yield for the quarter ended September 30, 2010 resulted primarily from the sale and repayment of lower interest-bearing loans, specifically HMTBP Acquisition II Corp., ITC and A. Stucki prior to June 30, 2010. The composition of our investment portfolio was primarily Control and Affiliate investments as of September 30, 2010. Due to the sale of A. Stucki and other exits from our portfolio, there has been a significant reduction in our income and capital gain generating assets. While we intend to reinvest our cash as quickly as possible into income and capital gain generating assets, there is no guarantee that that we will be able to do so.
Operating Expenses
Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased for the three months ended September 30, 2010, primarily due to the reduction in interest expense and deferred financing fees associated with the Credit Facility and a reduction in loan servicing fees, as compared to the prior year period.
Loan servicing fees decreased for the three months ended September 30, 2010, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees was a result of the reduced size of our pledged loan portfolio, caused primarily by the A. Stucki exit in June 2010.
The base management fee increased for the three months ended September 30, 2010, as compared to the prior year period, which is reflective of holding fewer loans that generate loan servicing fees that reduce the base management fee, partially offset by increased unencumbered cash holdings that are subject to the base management fee during the quarter ended September 30, 2010 when compared to the prior year period. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. The base management fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and is summarized in the following table:

	Three Months Ended September 30,
	2010	2009
Average total assets subject to base management fee(1)	$193,800	$220,400
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%

Unadjusted base management fee	969	1,102

Reduction for loan servicing fees(2)	(666)	(938)

Base management fee(2)	$303	$164

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(48)
Credit for fees received by Adviser from the portfolio companies	(61)	(117)

Credit to base management fee from Adviser(2)	(61)	(165)

Net base management fee	$242	$(1)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
Interest expense decreased for the quarter ended September 30, 2010, as compared to the prior year period primarily due to decreased borrowings under the Credit Facility. The weighted average balance outstanding on our Credit Facility during the quarter ended September 30, 2010 was approximately $0.2 million, as compared to $28.3 million in the prior year period, a decrease of 99.3%. The effective interest rate, excluding the impact of deferred financing fees, charged on our borrowings under our Credit Facility during the quarter ended September 30, 2010 is not meaningful due to nominal borrowings outstanding; however, the effective interest rate was 7.67% during the prior year period.
We incurred few deferred financing costs with the renewal of the Credit Facility in April 2010, and, as a result, our amortization of deferred financing fees decreased in the quarter ended September 30, 2010, as compared to the prior year. Last year, we incurred significant one-time costs related to the termination of our Prior Credit Facility and transition to our Credit Facility, resulting in significant amortization of deferred financing fees during the quarter ended September 30, 2009.
Realized and Unrealized Gain (Loss) on Investments
Realized Gains (Losses)
During the three months ended September 30, 2010 and 2009, no investments were sold or written off.
Unrealized (Depreciation) Appreciation
Net unrealized (depreciation) appreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended September 30, 2010, we recorded net unrealized depreciation of investments in the aggregate amount of $9.3 million. During the prior year period, we had net unrealized depreciation of investments in the aggregate amount of $20.3 million. The unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2010 was as follows:

Three Months Ended September 30, 2010
		Net Unrealized
Portfolio Company	Investment Classification	Appreciation (Depreciation)
Chase II Holding Corp.	Control	$3,466
Cavert II Holding Corp.	Control	1,617
Acme Cryogenics, Inc.	Control	1,074
Noble Logistics, Inc.	Affiliate	741
Danco Acquisition Corp.	Affiliate	195
Survey Sampling, LLC	Non-Control / Non-Affiliate	104
Quench Holdings Corp.	Affiliate	(535)
ASH Holdings Corp.	Control	(761)
Galaxy Tool Holding Corp.	Control	(15,093)
Other, net (<$100)		(99)

Total:		$(9,291)

The primary changes in our net unrealized depreciation for the quarter ended September 30, 2010 was due to the Galaxy restructuring resulting in the conversion of $12.1 million of debt at fair value as of June 30, 2010 into preferred and common equity, and the subsequent application of the total enterprise value (“TEV”) methodology resulting in a nominal fair value as of September 30, 2010. Noteworthy appreciation was experienced in our equity holdings of Cavert and Chase II Holding Corp., as well as in our debt position of Acme Cryogenics, Inc. (“Acme”). Certain depreciation occurred in our debt holdings, most notably in ASH. Excluding the impact of Galaxy, the net unrealized appreciation of $5.8 million recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
The unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2009 was as follows:
Three Months Ended September 30, 2009

		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Cavert II Holding Corp.	Control	$450
Interstate FiberNet, Inc.	Non-Control / Non-Affiliate	347
B-Dry, LLC	Non-Control / Non-Affiliate	122
Country Club Enterprises, LLC	Control	(158)
ASH Holdings Corp.	Control	(347)
HMTBP Acquisition II Corp.	Non-Control / Non-Affiliate	(583)
Tread Corp.	Affiliate(1)	(831)
Danco Acquisition Corp.	Affiliate	(1,331)
Survey Sampling, LLC	Non-Control / Non-Affiliate	(1,434)
Noble Logistics, Inc.	Affiliate	(1,630)
Galaxy Tool Holding Corp.	Control	(1,989)
Chase II Holding Corp.	Control	(2,183)
Acme Cryogenics, Inc.	Control	(3,913)
A. Stucki Holding Corp.	Control	(6,760)
Other, net (<$100)		(28)

Total:		$(20,267)

(1)	Investment was reclassified from an Affiliate investment to a Control investment in the third quarter of the fiscal year ended March 31, 2010.
Significant unrealized depreciation was experienced throughout the majority of our entire portfolio of debt and equity holdings during the quarter ended September 30, 2009. The unrealized depreciation recognized on our portfolio investments was primarily due to general instability of the loan markets, a decrease in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
Over our entire investment portfolio, we recorded an aggregate of approximately $1.4 million of net unrealized appreciation on our debt positions for the quarter ended September 30, 2010, while our equity holdings experienced an aggregate of approximately $10.7 million of net unrealized depreciation. At September 30, 2010, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $45.8 million, as compared to $36.5 million at June 30, 2010, representing net unrealized depreciation of $9.3 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations have generally stabilized over the past three quarters, our entire portfolio was fair valued at 75.6% of cost as of September 30, 2010. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.
Net Decrease in Net Assets Resulting from Operations
For the quarter ended September 30, 2010, we recorded a net decrease in net assets resulting from operations of $6.9 million as a result of the factors discussed above. For the quarter ended September 30, 2009, we recorded a net decrease in net assets resulting from operations of $18.1 million. Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the quarters ended September 30, 2010 and 2009 was $0.31 and $0.82, respectively.

Comparison of the Six Months Ended September 30, 2010 to the Six Months Ended September 30, 2009
A comparison of our operating results for the six months ended September 30, 2010 and 2009 is below:

	For the six months ended September 30,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,004	$10,112	$(2,108)	(20.8)%
Other income	3,546	—	3,546	NM

Total investment income	11,550	10,112	1,438	14.2

EXPENSES
Loan servicing fee	1,490	2,006	(516)	(25.7)
Base management fee	503	477	26	5.5
Incentive fee	1,052	—	1,052	NM
Administration fee	439	371	68	18.3
Interest expense	423	1,255	(832)	(66.3)
Amortization of deferred financing fees	267	751	(484)	(64.4)
Other	909	902	7	0.8

Expenses before credits from Adviser	5,083	5,762	(679)	(11.8)

Credits to fees	(180)	(466)	286	(61.4)

Total expenses net of credits to fee	4,903	5,296	(393)	(7.4)

NET INVESTMENT INCOME	6,647	4,816	1,831	38.0

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain (loss) on investments	16,976	(34,605)	51,581	NM
Net realized loss on other	—	(53)	53	(100.0)
Net unrealized (depreciation) appreciation on investments	(25,089)	2,714	(27,803)	NM
Net unrealized depreciation on other	(26)	(152)	126	(82.9)

Net loss on investments and other	(8,139)	(32,096)	23,957	(74.6)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,492)	$(27,280)	$25,788	(94.5)%

NM = Not Meaningful
Investment Income
Total net investment income increased by 38.0% for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. This increase was due mainly to success fee and dividend income resulting from our exit in A. Stucki and the success fee prepayment from Cavert, partially offset by a decrease in the size of our loan portfolio, as compared to the six months ended September 30, 2009.
Interest income from our investments in debt securities decreased for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The weighted average cost basis of our interest-bearing investment portfolio during the six months ended September 30, 2010 was approximately $143.9 million, compared to approximately $222.7 million for the prior year period, due primarily to the Syndicated Loan Sales, the exit from A. Stucki, the restructuring of Galaxy and the payoff of ITC.
Other income increased significantly due to our sale of A. Stucki and payment of success fees by Cavert. We received $1,957 in success fee income resulting from our sale of A. Stucki in June 2010. In addition, we recorded and collected approximately $230 of cash dividends on preferred shares of A. Stucki and we accrued and received a special dividend of property valued at $515 in connection with the A. Stucki sale. In total, we recorded $2,702 in other income resulting from the sale of A. Stucki. In September, we received $767 in success fee income resulting from Cavert electing to prepay its success fee on our senior term debt and senior subordinated term debt. No dividend or success fee income was recorded during the six months ended September 30, 2009.
The following table lists the income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of September 30, 2010		Six Months Ended September 30, 2010
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues

A. Stucki Holding Corp.	$—	—%	$3,287	28.5%
Chase II Holding Corp.	32,223	22.7	1,191	10.3
Cavert II Holding Corp.	18,068	12.8	1,234	10.7
Acme Cryogenics, Inc.	15,094	10.7	868	7.5
Danco Acquisition Corp.	13,556	9.6	816	7.0

Subtotal—five largest investments	78,941	55.8	7,396	64.0
Other portfolio companies	62,673	44.2	4,154	36.0

Total investment portfolio	$141,614	100.0%	$11,550	100.0%

(1)	A. Stucki was sold on June 29, 2010.

	As of September 30, 2009		Six Months Ended September 30, 2009
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues

A. Stucki Holding Corp.	$36,431	17.8%	$1,151	11.4%
Chase II Holding Corp.	35,953	17.6	1,326	13.1
Acme Cryogenics, Inc.	18,328	9.0	847	8.4
Galaxy Tool Holding Corp.	16,862	8.3	1,184	11.7
Cavert II Holding Corp.	16,349	8.0	641	6.3

Subtotal—five largest investments	123,923	60.7	5,149	50.9
Other portfolio companies	80,380	39.3	4,963	49.1

Total investment portfolio	$204,303	100.0%	$10,112	100.0%

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the six months ended September 30, 2010 was 10.51%, compared to 10.02% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in the weighted average yield for the six months ended September 30, 2010 resulted primarily from our sales of lower interest-bearing senior syndicated loans during the quarter ended June 30, 2009. The composition of our investment portfolio was primarily Control and Affiliate investments as of September 30, 2010. Due to the sale of A. Stucki and other exits from our portfolio, there has been a significant reduction in our income and capital gain generating assets. While we intend to reinvest our cash as quickly as possible into income and capital gain generating assets, but there is no guarantee that that we will be able to do so.
Operating Expenses
Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased for the six months ended September 30, 2010, primarily due to a reduction in interest expense and deferred financing fees associated with the Credit Facility and a reduction in loan servicing and base management fees, partially offset by the accrual of an incentive fee, as compared to the prior year period.
Loan servicing fees decreased for the six months ended September 30, 2010, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees was a result of the reduced size of our pledged loan portfolio, caused primarily by the A. Stucki exit in June 2010.
The base management fee increased slightly for the six months ended September 30, 2010, as compared to the prior year period, which is reflective of holding fewer loans that generate loan servicing fees that reduce the base management fee, offset by increased unencumbered cash holdings that are subject to the base management fee during the six months ended September 30, 2010 when compared to the prior year period. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. An incentive fee was earned by the Adviser during the quarter ended June 30, 2010, due in part to Other income recorded in connection with the A. Stucki sale. The base management and incentive fee is computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and is summarized in the following table:

	Six Months Ended September 30,
	2010	2009
Average total assets subject to base management fee(1)	$199,300	$248,300
Multiplied by pro-rated annual base management fee of 2.0%	1.0%	1.0%

Unadjusted base management fee	$1,993	$2,483

Reduction for loan servicing fees(2)	(1,490)	(2,006)

Base management fee(2)	503	477

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(15)	(231)
Credit for fees received by Adviser from the portfolio companies	(165)	(235)

Credit to base management fee from Adviser(2)	(180)	(466)

Net base management fee	$323	$11

Incentive fee(2)	$1,052	$—

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
Interest expense decreased for the six months ended September 30, 2010, as compared to the prior year period, primarily due to decreased borrowings under the Credit Facility. The weighted average balance outstanding on our line of credit during the six months ended September 30, 2010 was approximately $5.6 million, as compared to $35.1 million in the prior year period, a decrease of 84.0%. The effective interest rate, excluding the impact of deferred financing fees, charged on our borrowings increased under our Credit Facility during the six months ended September 30, 2010 to 14.65%, up from 7.10% during the prior year period. The increase in the effective interest rate was due to the unused commitment fee, which accrued at a higher rate and had a higher unused commitment base than our Prior Credit Facility and a lower balance of borrowings outstanding to which allocate the expenses to during the six months ended September 30, 2010, when compared to the prior year period.
We incurred few deferred financing costs with the renewal of the Credit Facility in April 2010, and as a result, our amortization of deferred financing fees decreased in the six months ended September 30, 2010, as compared to the prior year. Last year, we incurred significant one-time costs related to the termination of our Prior Credit Facility and transition to our Credit Facility, resulting in significant amortization of deferred financing fees during the six months ended September 30, 2009.
Realized and Unrealized Gain (Loss) on Investments
Realized Gains (Losses)
In June, 2010, we exited our largest portfolio investment, A. Stucki, for $52.3 million in total proceeds and a realized gain of $17.0 million. In April and May, 2009, we exited 29 of the 32 senior syndicated loans for aggregate proceeds of approximately $69.2 million in cash and recorded a realized loss of approximately $34.6 million. The realized losses are attributable to liquidity needs from the Syndicated Loan Sales associated with the repayment of amounts outstanding under our Prior Credit Facility, which matured in April 2009.
Unrealized (Depreciation) Appreciation
Net unrealized (depreciation) appreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the six months ended September 30, 2010, we recorded net unrealized depreciation of investments in the aggregate amount of $25.1 million, which included the reversal of $17.4 million in unrealized appreciation related to the A. Stucki sale. Excluding reversals, we had $7.7 million in net unrealized depreciation for the six months ended September 30, 2010. During the prior year period, we had net unrealized appreciation of investments in the aggregate amount of $2.7 million, which included the reversal of $34.4 million in unrealized depreciation. Excluding reversals, we had $31.7 million in net unrealized depreciation for the six months ended September 30, 2009. The unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2010 was as follows:

Six Months Ended September 30, 2010

		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Chase II Holding Corp.	Control	$3,753
Cavert II Holding Corp.	Control	2,262
Acme Cryogenics, Inc.	Control	1,095
Noble Logistics, Inc.	Affiliate	839
Survey Sampling, LLC	Non-Control / Non-Affiliate	470
Danco Acquisition Corp.	Affiliate	249
Quench Holdings Corp.	Affiliate	(259)
ASH Holdings Corp.	Control	(684)
Galaxy Tool Holding Corp.	Control	(15,248)
A. Stucki Holding Corp.	Control	(17,405	)(1)
Other, net (<$100)		(161)

Total:		$(25,089)

(1)	Reflects the reversal of the unrealized appreciation in connection with the $17.0 million realized gain on the sale of A. Stucki.
The primary changes in our net unrealized depreciation for the six months ended September 30, 2010 was the reversal of previously recorded unrealized appreciation on our A. Stucki sale and the unrealized depreciation recorded on Galaxy, which underwent a restructuring resulting in the conversion of $12.1 million of debt at fair value as of June 30, 2010 into preferred and common equity, and the subsequent application of the TEV methodology resulting in a nominal fair value as of September 30, 2010. Noteworthy appreciation was experienced in our equity holdings of Cavert and Chase II Holding Corp., as well as in our debt position of Acme. Excluding the impact of Galaxy and A. Stucki, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
The unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2009 was as follows:
Six Months Ended September 30, 2009

		Net Unrealized
		Appreciation
Portfolio Company	Investment Classification	(Depreciation)
Aggregate Non-Proprietary Investments	Non-Control / Non-Affiliate	$34,954	(1)
Cavert II Holding Corp.	Control	780
B-Dry, LLC	Non-Control / Non-Affiliate	260
Mathey Investments, Inc.	Affiliate	(619	)(2)
Quench Holdings Corp.	Affiliate	(723)
Tread Corp.	Affiliate(1)	(1,052)
Noble Logistics, Inc.	Affiliate	(1,552)
Danco Acquisition Corp.	Affiliate	(2,172)
Acme Cryogenics, Inc.	Control	(3,093)
Country Club Enterprises, LLC	Control	(3,883)
Chase II Holding Corp.	Control	(4,401)
Galaxy Tool Holding Corp.	Control	(5,575)
A. Stucki Holding Corp.	Control	(10,306)
Other, net (<$100)		96

Total:		$2,714

(1)	Includes the reversal of approximately $34.4 million of previously-recorded unrealized depreciation relating to Syndicated Loan Sales during the six months ended September 30, 2009, as well as the net unrealized appreciation experienced during the period on non-proprietary investments held at September 30, 2009.

(2)	Investment was reclassified from an Affiliate investment to a Control investment in the third quarter of the fiscal year ended March 31, 2010.
During the six months ended September 30, 2009, we had net unrealized appreciation of investments in the aggregate amount of $2.7 million, which included the reversal of $34.4 million in unrealized depreciation related to the Syndicated Loan Sales during the period. Excluding reversals, we had $31.7 million in net unrealized depreciation, primarily in our equity investments, for the six months ended September 30, 2009. The unrealized depreciation recognized on our portfolio investments was primarily due to a decrease in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
Over our entire investment portfolio, we recorded an aggregate of approximately $1.7 million of net unrealized appreciation on our debt positions for the six months ended September 30, 2010, while our equity holdings experienced an aggregate of approximately $26.8 million of net unrealized depreciation. At September 30, 2010, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $45.8 million, as compared to $20.7 million at March 31, 2010, representing net unrealized depreciation of $25.1 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations have generally stabilized over the past three quarters, our entire portfolio was fair valued at 75.6% of cost as of September 30, 2010. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.
Net Decrease in Net Assets Resulting from Operations
For the six months ended September 30, 2010, we recorded a net decrease in net assets resulting from operations of $1.5 million as a result of the factors discussed above. For the six months ended September 30, 2009, we recorded a net decrease in net assets resulting from operations of $27.3 million. Our net decrease in net assets resulting from operations per basic and diluted weighted average common share for the six months ended September 30, 2010 and 2009 was $0.07 and $1.24, respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, except per share amounts or unless otherwise indicated)
Operating Activities
Net cash provided by operating activities for the six months ended September 30, 2010 was approximately $60.5 million and consisted primarily of proceeds received from the A. Stucki sale and principal payments received from existing investments. Net cash provided by operating activities for the six months ended September 30, 2009 was approximately $84.3 million and consisted primarily of the proceeds received from the Syndicated Loan Sales and the net loss realized on those sales, and principal payments received from existing investments.
At September 30, 2010, we had investments in equity of, loans to, or syndicated participations in, 15 private companies with an aggregate cost basis of approximately $187.4 million. At September 30, 2009, we had investments in equity of, loans to, or syndicated participations in, 17 private companies with an aggregate cost basis of approximately $236.6 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2010 and 2009:

	Six Months Ended September 30,
	2010	2009
Beginning investment portfolio, at fair value	$206,858	$313,930
New investments	95	—
Disbursements to existing investments	4,384	968
Scheduled principal repayments	(1,821)	(2,391)
Unscheduled principal repayments	(38,594)	(7,091)
Amortization of premiums and discounts	(5)	—
Proceeds from sales	(21,474)	(69,222)
Net realized gain (loss)	16,976	(34,605)
Net unrealized (depreciation) appreciation(1)	(25,089)	2,714
Other cash activity, net	(231)	—
Other non-cash activity, net	515	—

Ending investment portfolio, at fair value	$141,614	$204,303

(1)	Includes the reversal of unrealized (appreciation) depreciation due to investment exits for the six months ended September 30, 2010 and 2009 of ($17.4) and $34.4 million, respectively.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2010.

Amount
For the remaining six months ending March 31:
2011	$19,665
For the fiscal year ending March 31:
2012	31,559
2013	21,054
2014	34,331
2015	20,942
2016	—
Thereafter	3,043

Total contractual repayments	$130,594
Investments in equity securities	57,045
Adjustments to cost basis on debt securities	(226)

Total cost basis of investments held at September 30, 2010:	$187,413

Prior to our new investment in Venyu Solutions Inc. in October 2010, our most recent investment in a new portfolio company occurred in November 2008. In light of the A. Stucki sale and resulting liquidity, the general stabilization of our portfolio valuations over the past three quarters and the increased investing opportunities that we see in our target markets as demonstrated by our new $25.0 million investment in Venyu that we funded in October 2010, we are cautiously optimistic about the long-term prospects and are shifting our investment activity from being focused primarily on retaining capital and building the value of our existing portfolio companies to one that includes making new conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. Increasing new investment activity over the long run will require accessing capital markets, which continue to be challenging in these unstable economic conditions, and maintaining our RIC status.

Financing Activities
Net cash used in financing activities for the six months ended September 30, 2010 was approximately $83.9 million, which was primarily a result of net repayments on our line of credit in excess of borrowings by approximately $27.8 million and a $50 million reduction in the amount of our short-term loan at quarter end, in addition to our distributions paid to stockholders of $5.3 million.
Net cash used in financing activities during the six months ended September 30, 2009 was approximately $5.2 million, which primarily consisted of net repayments made on the line of credit, in connection with the termination of our prior credit facility, in addition to our distributions paid to stockholders of $5.3 million, partially offset by proceeds received on the short-term loan from Jefferies.
Distributions
To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.04 per common share for each month during the six months ended September 30, 2010 and 2009. We declared these distributions based on our estimates of net investment income for the fiscal year.
For the quarter ended September 30, 2010, please refer to “—Section 19(a) Disclosure” below for estimated tax characterization. For the fiscal year ended March 31, 2010, which includes the quarter ended September 30, 2009, our distribution payments of approximately $10.6 million equaled our net investment income of approximately $10.6 million. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.
Section 19(a) Disclosure
Our Board of Directors estimates the source of the distributions at the time of their declaration, as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and also sends to our registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any other source other than net investment income. The estimates of the source of the distribution are interim estimates based on accounting principles generally accepted in the United States (“GAAP”) that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until our final books and records are finalized for the calendar year. Following the calendar year end, after we have determined definitive information, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to its stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
The following GAAP estimates were made by the Board of Directors during the quarter ended September 30, 2010:

Payment Date	Ordinary Income	Return of Capital(1)	Total Distribution
July 30, 2010	$0.035	$0.005	$0.040
August 31, 2010	0.036	0.004	0.040
September 30, 2010	0.041	(0.001)	0.040
Because the Board of Directors declares distributions at the beginning of each quarter, it is difficult to estimate how much of our monthly distributions, based on GAAP, will come from ordinary income, capital gains and returns of capital. Subsequent to the quarter ended September 30, 2010, the following corrections were made to the above listed estimates for that quarter:

Payment Date	Ordinary Income	Return of Capital(1)	Total Distribution
July 30, 2010	$0.029	$0.011	$0.040
August 31, 2010	0.026	0.014	0.040
September 30, 2010	0.056	(0.016)	0.040

(1)	A positive number under Return of Capital indicates a return of capital was estimated whereas a negative number indicates that a surplus of income above the distribution was estimated.
Issuance of Equity
On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that was amended on October 2, 2009 and the SEC declared the Registration Statement effective on October 8, 2009, and we filed a post-effective amendment to the Registration Statement on August 24, 2010 which has yet been declared effective. Once the post-effective amendment has been declared effective, the Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, warrants to purchase common stock, or a combination of these securities.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At September 30, 2010, our stock closed trading at $6.70, representing a 20.5% discount to our NAV of $8.43 per share. Generally, the 1940 Act provides that we may not issue stock for a price below NAV per share, without first obtaining the approval of our stockholders and our independent directors or through a rights offering.
Future Capital Resources
At our 2010 annual stockholders meeting, held on August 5, 2010, our stockholders approved a proposal that allows us to sell shares of our common stock at a price below our then current NAV per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting in 2011, at which time we intend to ask our stockholders to vote in favor of this proposal for another year.
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
On April 13, 2010, we renewed the Credit Facility through Business Investment, by entering into a third amended and restated credit agreement providing for a $50.0 million, two-year revolving line of credit. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all unpaid principal and interest will be due and payable on or before April 13, 2013. Advances under the Credit Facility were modified to generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. As of September 30, 2010, we had no principal outstanding with approximately $14.0 million of availability under the Credit Facility.
The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve months ended March 31, 2011 and 2012. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain a (i) minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2010, we were in compliance with all covenants.
During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank AG and entered into a new interest rate cap agreement for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility. We incurred a premium fee of approximately $39.3 in conjunction with this agreement.
In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.
The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to us. At November 1, 2010, the amount due from the custodian was approximately $961.
The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of November 1, 2010, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. During the quarter ended September 30, 2010 net unrealized depreciation on our investments was a negative $9.3 million and our entire portfolio was fair valued at 75.6% of cost as of September 30, 2010. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.
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
Short-Term Note
For each of June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 (the “Measurements Dates”), we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the Measurement Dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, for the quarter ended September 30, 2010, we purchased $25.0 million of short-term T-Bills through Jefferies. The T-Bills were purchased using $2.5 million from existing T-Bills for collateral and the proceeds from a $25.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.71%. On October 7, 2010, when the T-Bills matured, we repaid the $25.0 million loan from Jefferies.
Contractual Obligations and Off-Balance Sheet Arrangements
We were not a party to any signed term sheets for potential investments as of September 30, 2010. However, we have certain lines of credit with our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused line of credit commitments as of September 30, 2010 and March 31, 2010 to be nominal.
In October 2008, we executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $750 for component Ford parts used by ASH to build truck bodies under a separate contract. Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of September 30, 2010, we have not been required to make any payments on the guaranty of the Finance Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprise, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers. The guaranty will expire in February 2011 unless it is renewed by us, CCE and Agricredit. In connection with this guaranty, we received a premium of $84 from CCE, which approximates fair value. As of September 30, 2010, we have not been required to make any payments on the guaranty of the Floor Plan Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In April 2010, we executed a guaranty of vendor recourse for up to $1.8 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $1.8 million of transactions with long-time customers who lack the financial history to qualify for third party financing. In connection with this guaranty, we received a premium of $73 from CCE, which approximates fair value. As of September 30, 2010, we have not been required to make any payments on the guaranty of the Recourse Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.

In accordance with GAAP, the unused portions of these commitments are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of September 30, 2010 and March 31, 2010:

	As of September 30,	As of March 31,
	2010	2010
Unused lines of credit	$1,845	$1,814
Guarantees	4,501	2,250
The following table shows our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Less than 1
Contractual Obligations(1)	Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings:
Short-term loan(2)	$25,000	$—	$—	$—	$25,000
Credit Facility	—	—	—	—	—

Total borrowings	$25,000	$—	$—	$—	$25,000

(1)	Excludes the unused commitments to extend credit to our customers of $1.8 million, as discussed above.

(2)	On October 7, 2010, we repaid the entire short-term loan.
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
In the event these limited markets become illiquid such that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, we developed a modified discount rate approach that incorporates risk premiums including, among others, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of September 30, 2010, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value our syndicated loans at September 30, 2010.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard and Poor’s Securities Evaluations, Inc (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.
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
(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the TEV of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820. For Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, we apply the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we continue to use the enterprise value methodology utilizing a liquidity waterfall approach to determine the fair value of these investments under ASC 820 if we have the ability to initiate a sale of a portfolio company as of the measurement date. Under this approach, we first calculate the TEV of the issuer by incorporating some or all of the following factors:
•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.
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
(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value (as defined in ASC 820). As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. Subsequent to June 30, 2009, for equity or equity-like securities of investments that we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or our own assumptions in the absence of other observable market data, and may also employ DCF valuation techniques.
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

Company's	First	Second
System	NRSRO	NRSRO	Gladstone Investment's Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(a)	The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of September 30, 2010 and March 31, 2010, one Control investment, ASH, was on non-accrual with a fair value of approximately $1.6 million and $2.2 million, respectively, which represented 1.4% and 1.0% of the fair value of all loans held in our portfolio at September 30, 2010 and March 31, 2010, respectively. Additionally, we do not risk rate our equity securities.
The following table lists the risk ratings for all proprietary loans in our portfolio as of September 30, 2010 and March 31, 2010, representing approximately 96.2% and 93.5%, respectively, of all loans in our portfolio at fair value at the end of each period:

	As of September 30,	As of March 31,
Rating	2010	2010
Highest	10.0	9.0
Average	5.8	5.3
Weighted Average	6.6	5.9
Lowest	3.0	2.0
The risk rating for the syndicated loan, Survey Sampling, LLC that was not rated by an NRSRO was 9.0 as of September 30 and March 31, 2010, representing approximately 1.3% and 0.7%, respectively, of all loans in our portfolio at fair value at the end of each period. For loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The weighted average risk ratings for all loans in our portfolio that was rated by an NRSRO were NR/Ba3 and B/B2 as of September 30 and March 31, 2010, respectively, representing approximately 2.5% and 5.8%, respectively, of all loans in our portfolio at fair value at the end of each period.
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
Revenue Recognition
Interest and Dividend Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, or as a result of a restructuring such that the interest income is deemed to be collectible. At September 30, 2010, one Control investment, ASH, was on non-accrual with a fair value of approximately $1.6 million, or 1.4% of the fair value of all loans held in our portfolio at September 30, 2010. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in our portfolio at March 31, 2010. Currently, we do not have investments that have PIK interest.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in our Condensed Consolidated Statements of Operations. The success fee earned during the quarter ended September 30, 2010 was $767, which resulted from payment of the success fee of Cavert. Cavert prepaid the accrued portion of its success fee and remains one of our control investments. During the quarter ended June 30, 2010, success fees earned were $1,957, which resulted from the payoff of A. Stucki. Previously, we had not recorded any success fees. Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. No dividend income was recorded during the quarter ended September 30, 2010. During the quarter ended June 30, 2010, we recorded and collected approximately $230 of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $515 in connection with the A. Stucki sale. No dividend income was recorded during the quarters ended June 30 and September 30, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At September 30, 2010, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

3.0%	Variable rates
51.9	Variable rates with a floor
45.1	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended September 30, 2010 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the SEC on May 24, 2010.
In May 2009, we cancelled our interest rate cap agreement with Deutsche Bank AG and entered into an interest rate cap agreement with BB&T that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45.0 million at a cost of approximately $39. The interest rate cap agreement expires in May 2011.
In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.
ITEM 4. CONTROLS AND PROCEDURES.
a) Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange

Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section in our Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 2, 2010.
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

Date: November 2, 2010

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