Form 10-Q
period 2010-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2011-01-31
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED DECEMBER 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of January 28, 2011 was 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31,	March 31,
	2010	2010

ASSETS
Cash and cash equivalents	$79,963	$87,717
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $15,784 and $22,674, respectively)	14,565	20,946
Control investments (Cost of $134,293 and $152,166, respectively)	101,791	148,248
Affiliate investments (Cost of $45,805 and $52,727, respectively)	34,754	37,664

Total investments (Cost of $195,882 and $227,567, respectively)	151,110	206,858
Interest receivable	748	1,234
Due from custodian	40,289	935
Deferred financing fees	480	83
Prepaid assets	319	221
Other assets	5,031	113

TOTAL ASSETS	$277,940	$297,161

LIABILITIES
Borrowings at fair value
Short-term loan (Cost of $67,400 and $75,000, respectively)	$67,400	$75,000
Credit Facility (Cost of $8,000 and $27,800, respectively)	8,000	27,812

Total borrowings (Cost of $75,400 and $102,800, respectively)	75,400	102,812
Accounts payable and accrued expenses	198	206
Fee due to Administrator(1)	143	149
Fees due to Adviser(1)	2,184	721
Other liabilities	1,333	295

TOTAL LIABILITIES	79,258	104,183

NET ASSETS	$198,682	$192,978

ANALYSIS OF NET ASSETS:
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at December 31, 2010 and March 31, 2010	$22	$22
Capital in excess of par value	257,216	257,206
Net unrealized depreciation of investment portfolio	(44,772)	(20,710)
Net unrealized depreciation of derivatives	(74)	(39)
Net unrealized appreciation of borrowings	—	(12)
Accumulated net realized investment loss	(13,710)	(43,489)

TOTAL NET ASSETS	$198,682	$192,978

NET ASSETS PER SHARE	$9.00	$8.74

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$391	$489	$1,175	$1,840
Control investments	2,557	2,856	7,701	8,593
Affiliate investments	970	1,605	3,031	4,533
Cash and cash equivalents	7	1	21	1

Total interest income	3,925	4,951	11,928	14,967
Other income	6,812	970	10,358	1,066

Total investment income	10,737	5,921	22,286	16,033

EXPENSES
Loan servicing fee(1)	634	886	2,124	2,892
Base management fee(1)	343	113	846	588
Incentive fee(1)	1,898	588	2,949	588
Administration fee(1)	142	156	582	527
Interest expense	135	385	558	1,640
Amortization of deferred financing fees	116	436	383	1,187
Professional fees	84	182	306	502
Stockholder related costs	26	49	245	276
Insurance expense	74	71	219	190
Directors fees	43	48	152	147
Other expenses	101	61	314	198

Expenses before credits from Adviser	3,596	2,975	8,678	8,735
Credits to fees from Adviser(1)	(450)	(127)	(630)	(591)

Total expenses net of credits to fees	3,146	2,848	8,048	8,144

NET INVESTMENT INCOME	7,591	3,073	14,238	7,889

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Realized gain (loss) on sale of investments	6,514	(1,318)	23,489	(35,922)
Realized loss on termination of derivative	—	—	—	(53)
Net unrealized appreciation of Non-Control/Non-Affiliate investments	52	1,383	509	36,597
Net unrealized depreciation of Control investments	(1,399)	(8,853)	(28,583)	(35,234)
Net unrealized appreciation (depreciation) of Affiliate investments	2,373	1,257	4,011	(4,862)
Net unrealized appreciation (depreciation) of derivatives	4	(7)	(34)	19
Net unrealized depreciation (appreciation) of borrowings	—	45	13	(133)

Net gain (loss) on investments, derivatives and borrowings	7,544	(7,493)	(595)	(39,588)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$15,135	$(4,420)	$13,643	$(31,699)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and diluted	$0.69	$(0.20)	$0.62	$(1.44)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted weighted average shares	22,080,133	22,080,133	22,080,133	22,080,133

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2010	2009
Operations:
Net investment income	$14,238	$7,889
Realized gain (loss) on sale of investments	23,489	(35,922)
Realized loss on termination of derivative	—	(53)
Net unrealized depreciation of investment portfolio	(24,063)	(3,499)
Unrealized (depreciation) appreciation of derivatives	(34)	19
Unrealized appreciation (depreciation) of borrowings	13	(133)

Net increase (decrease) in net assets from operations	13,643	(31,699)

Capital transactions:
Shelf offering registration costs, net	10	(153)
Distributions to stockholders	(7,949)	(7,949)

Net decrease in net assets from capital transactions	(7,939)	(8,102)

Total increase (decrease) in net assets	5,704	(39,801)
Net assets at beginning of period	192,978	214,802

Net assets at end of period	$198,682	$175,001

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$13,643	$(31,699)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(41,616)	(2,413)
Principal repayments of investments	61,774	14,828
Proceeds from sales of investments	35,010	74,706
Net realized (gain) loss on sales of investments	(23,489)	35,922
Net realized loss on termination of derivative	—	53
Net unrealized depreciation of investment portfolio	24,063	3,499
Net unrealized depreciation (appreciation) of derivatives	34	(19)
Net unrealized (depreciation) appreciation of borrowings	(13)	133
Net amortization of premiums and discounts	6	2
Amortization of deferred financing fees	383	1,187
Decrease in interest receivable	486	127
(Increase) decrease in due from custodian	(39,354)	1,940
Increase in prepaid assets	(98)	(128)
(Increase) decrease in other assets	(4,911)	67
Decrease in accounts payable and accrued expenses	(42)	(1,083)
Decrease in administration fee payable to Administrator(1)	(6)	(23)
Increase in fees due to Adviser(1)	1,463	606
Increase in other liabilities	1,038	119

Net cash provided by operating activities	28,371	97,824

CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering registration costs, net	10	(153)
Borrowings from Credit Facility	24,000	93,000
Repayments on Credit Facility	(43,800)	(176,515)
Proceeds from short-term borrowings	167,400	215,000
Repayments on short-term borrowings	(175,000)	(140,000)
Purchase of derivatives	(41)	(39)
Deferred financing fees	(745)	(532)
Distributions paid	(7,949)	(7,949)

Net cash used in financing activities	(36,125)	(17,188)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,754)	80,636
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,717	7,236

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,963	$87,872

NON-CASH ACTIVITIES(2)	$515	$850

(1)	Refer to Note 4—Related Party Transactions for additional information.

(2)	2010: Non- cash activities represent real property distributed to shareholders of A. Stucki Holding Corp. prior to its sale in June 2010. This property is included in the Company’s Schedule of Investments under Neville Limited at December 31, 2010, and its fair market value was recognized as other income during the quarter ended June 30, 2010.

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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
DECEMBER 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Senior Syndicated Loans:
Fifth Third Processing Solutions, LLC	Service — electronic payment processing	Senior Subordinated Term Debt (8.3%, Due 11/2017)(3)	$495	$507
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (10.4%, Due 5/2011)(3)	2,324	1,509

Subtotal — Syndicated Loans			2,819	2,016

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(3)	3,043	2,838

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (10.5%, Due 5/2014)(5)	6,562	6,554
		Senior Term Debt (10.5%, Due 5/2014)(5)	3,060	3,056
		Common Stock Warrants(4)	300	101

			9,922	9,711

Total Non-Control/Non-Affiliate Investments (represents 9.6% of total investments at fair value)			$15,784	$14,565

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500
		Senior Subordinated Term Debt (12.5%, Due 12/2011)	415	415
		Preferred Stock(4)	6,984	4,113
		Common Stock(4)	1,045	—
		Common Stock Warrants(4)	24	—

			22,968	19,028

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $931 available (non-accrual, Due 3/2013)(4)	2,528	—
		Senior Subordinated Term Debt (non-accrual, Due 3/2013)(4)	6,060	—
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	4	—
		Guaranty ($750)

			11,092	—

Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 10/2012)(6)	2,650	2,650
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671
		Preferred Stock(4)	4,110	5,252
		Common Stock(4)	69	5,007

			11,500	17,580

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.6%, Due 11/2014)(5)	7,000	6,720
		Preferred Stock(4)	3,725	—
		Guaranty ($3,751)

			10,725	6,720

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220
		Preferred Stock(4)	19,658	2,158
		Common Stock(4)	48	—

			24,926	7,378

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2011)(5)	1,032	1,018
		Senior Term Debt (10.0%, Due 3/2013)(5)	2,375	2,339
		Senior Term Debt (12.0%, Due 3/2014)(5)	3,727	3,624
		Senior Term Debt (2.5%, Due 3/2014)(5)(6)	3,500	3,404
		Common Stock(4)	500	—
		Common Stock Warrants(4)	277	—

			11,411	10,385

Neville Limited (9)	Real Estate — investments	Common Stock(4)	610	551

			610	551

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
DECEMBER 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(1)	Industry	Investment(2)	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $551 available (7.5%, Due 12/2011)(7)	$449	$449
		Senior Term Debt (14.0%, Due 12/2015)(7)	7,775	7,775
		Preferred Stock(4)(7)	1,909	1,909
		Common Stock(4)(7)	91	91

			10,224	10,224

Tread Corp. (8)	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(5)	5,000	4,925
		Preferred Stock(4)	833	—
		Common Stock(4)	1	—
		Preferred Stock & Debt Warrants(4)	3	—

			5,837	4,925

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)(7)	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)(7)	12,000	12,000
		Preferred Stock(4)(7)	6,000	6,000

			25,000	25,000

Total Control Investments (represents 67.4% of total investments at fair value)			$134,293	$101,791

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $400 available (10.0%, Due 10/2011)(5)	$1,100	$1,092
		Senior Term Debt (10.0%, Due 10/2012)(5)	3,262	3,238
		Senior Term Debt (12.5%, Due 4/2013)(5)	8,984	8,894
		Preferred Stock(4)	2,500	—
		Common Stock Warrants(4)	3	—

			15,849	13,224

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.3%, Due 6/2011)(5)	600	393
		Senior Term Debt (9.2%, Due 12/2012)(5)	7,227	4,734
		Senior Term Debt (10.5%, Due 12/2012)(5)	3,650	2,391
		Senior Term Debt (10.5%, Due 12/2012)(5)(6)	3,650	2,390
		Preferred Stock(4)	1,750	2,072
		Common Stock(4)	1,682	—

			18,559	11,980

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	6,090
		Preferred Stock(4)	2,950	3,460
		Common Stock(4)	447	—

			11,397	9,550

Total Affiliate Investments (represents 23.0% of total investments at fair value)			$45,805	$34,754

TOTAL INVESTMENTS			$195,882	$151,110

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents the weighted average interest rates in effect at December 31, 2010, and due date represents the contractual maturity date.

(3)	Valued based on the indicative bid price on or near December 31, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(4)	Security is non-income producing.

(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at December 31, 2010.

(6)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.

(7)	New proprietary portfolio investment valued at cost, as it was determined that the price paid by the Company through an orderly transaction during the current quarter best represents fair value as of December 31, 2010.

(8)	In June 2010, an additional equity investment increased the Company’s fully-diluted ownership percentage above 25%, resulting in the investment being reclassified as Control during the quarter ended June 30, 2010.

(9)	In July 2010, Gladstone Neville Corp. changed its name to Neville Limited.
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
DECEMBER 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
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
The Company is externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of the Company.
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
Reclassifications
Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the periods ended December 31, 2010 with no effect to net increase (decrease) in net assets resulting from operations.
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

The Policy, summarized below, applies to publicly-traded securities, securities for which a limited market exists and securities for which no market exists.
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
As of December 31, 2010, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices, or IBPs, were used to fair value the Company’s syndicated loans as of December 31, 2010.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors to determine the TEV of the issuer:
•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.
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
Refer to Note 3 below for additional information regarding fair value measurements and the Company’s adoption of ASC 820.
Interest and Dividend Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At December 31, 2010, one Control investment, ASH Holdings Corp. (“ASH”), was on non-accrual with a fair value of $0. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in the Company’s portfolio at March 31, 2010.
The Company has one loan in its portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $7 for both the three and nine months ended December 31, 2010. No PIK interest was recorded during the nine months ended December 31, 2009.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. The Company recorded $2.7 million of success fees during the quarter ended December 31, 2010, $2.3 million of which resulted from the exit and payoff of Chase

II Holding Corp. (“Chase”) and $0.4 million of which resulted from a prepayment received from Mathey Investments, Inc. (“Mathey”). During the nine months ended December 31, 2010, the Company also received success fees of $2.0 million from A. Stucki Holding Corp. (“A. Stucki”), which resulted from the exit and payoff of A. Stucki, and $0.8 million from a prepayment received from Cavert II Holdings Corp. (“Cavert”). Prior to the current fiscal year, the Company had not recorded any success fees.
Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that the Company has the option to collect such amounts in cash. During the quarter ended December 31, 2010, the Company recorded and collected $4.0 million of dividends accrued on preferred shares of Chase. During the nine months ended December 31, 2010, the Company recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale. During the nine months ended December 31, 2009, the Company recorded and collected $1.0 million of cash dividends on preferred shares of A. Stucki.
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
As of December 31, 2010, all of the Company’s investments were valued using Level 3 inputs.
The following table presents the financial instruments carried at fair value as of December 31, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	As of December 31, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Non-Control/Non-Affiliate investments
Senior term debt	$—	$—	$13,956	$13,956
Senior subordinated term debt	—	—	508	508
Common equity/equivalents	—	—	101	101

Total Non-Control/Non-Affiliate investments	—	—	14,565	14,565

Control investments
Senior term debt	—	—	21,259	21,259
Senior subordinated term debt	—	—	55,451	55,451
Preferred equity	—	—	19,432	19,432
Common equity/equivalents	—	—	5,649	5,649

Total Control investments	—	—	101,791	101,791

Affiliate investments
Senior term debt	—	—	23,132	23,132
Senior subordinated term debt	—	—	6,090	6,090
Preferred equity	—	—	5,532	5,532

Total Affiliate investments	—	—	34,754	34,754

Total investments at fair value	$—	$—	$151,110	$151,110

Cash Equivalents	75,000	—	—	75,000

Total Investments and Cash Equivalents	$75,000	$—	$151,110	$226,110

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the three and nine months ended December 31, 2010 and 2009 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period: the first table is broken out by Control, Affiliate and Non-Control/Non-Affiliate investment classification, and the second table is broken out by major security type.
Fair value measurements using unobservable data inputs (Level 3)
Periods ended December 31, 2010:

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Three months ended December 31, 2010:
Fair value as of September 30, 2010	$14,060	$95,050	$32,504	$141,614
Total realized gains(1)(6)	—	6,857	—	6,857
Total unrealized gains (losses)(1)	52	(1,399)	2,373	1,026
Issuances/Originations	502	35,920	200	36,622
Sales(6)	—	(13,879)	—	(13,879)
Settlements/Repayments	(49)	(20,758)	(323)	(21,130)

Fair value as of December 31, 2010	$14,565	$101,791	$34,754	$151,110

Nine months ended December 31, 2010:
Fair value as of March 31, 2010	$20,946	$148,248	$37,664	$206,858
Total realized gains(1)	18	23,471	—	23,489
Total unrealized gains (losses)(1)	509	(28,583)	4,011	(24,063)
Issuances/Originations	502	40,914	200	41,616
Sales	—	(35,010)	—	(35,010)
Settlements/Repayments	(7,410)	(53,001)	(1,369)	(61,780)
Transfers(2)	—	5,752	(5,752)	—

Fair value as of December 31, 2010	$14,565	$101,791	$34,754	$151,110

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended December 31, 2010:
Fair value as of September 30, 2010	$64,826	$50,481	$19,356	$6,951	$141,614
Total realized gains(1)(6)	—	—	—	6,857	6,857
Total unrealized gains (losses) (1)	53	(2,456)	4,660	(1,231)	1,026
Issuances/Originations	8,431	20,191	7,909	91	36,622
Sales(6)	—	—	(6,961)	(6,918)	(13,879)
Settlements/Repayments	(14,962)	(6,168)	—	—	(21,130)

Fair value as of December 31, 2010	$58,348	$62,048	$24,964	$5,750	$151,110

Nine months ended December 31, 2010:
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858
Total realized gains(1)	18	—	—	23,471	23,489
Total unrealized gains (losses) (1)	1,465	(2,154)	(7,651)	(15,723)	(24,063)
Issuances/Originations	8,431	21,245	11,238	702	41,616
Sales	—	—	(11,348)	(23,662)	(35,010)
Settlements/Repayments	(45,925)	(15,855)	—	—	(61,780)
Transfers(3)	—	(12,300)	12,300	—	—

Fair value as of December 31, 2010	$58,348	$62,048	$24,964	$5,750	$151,110

Periods ended December 31, 2009:

	Non-Control/
	Non-Affiliate	Control	Affiliate
	Investments	Investments	Investments	Total
Three months ended December 31, 2009:
Fair value as of September 30, 2009	$25,004	$132,399	$46,900	$204,303
Total realized losses(1)	(1,318)	—	—	(1,318)
Total unrealized gains (losses)(1)	1,383	(8,853)	1,257	(6,213)
Issuances/Originations	—	595	—	595
Settlements/Repayments	(182)	(4,315)	(1)	(4,498)
Sales	(5,483)	—	—	(5,483)
Transfers(4)	—	11,129	(11,129)	—

Fair value as of December 31, 2009	$19,404	$130,955	$37,027	$187,386

Nine months ended December 31, 2009:
Fair value as of March 31, 2009	$94,740	$166,163	$53,027	$313,930
Total realized losses(1)	(35,922)	—	—	(35,922)
Total unrealized gains (losses)(1)	36,597	(35,234)	(4,862)	(3,499)
Issuances/Originations	150	700	713	1,563
Settlements/Repayments	(1,455)	(11,803)	(722)	(13,980)
Sales	(74,706)	—	—	(74,706)
Transfers(4)	—	11,129	(11,129)	—

Fair value as of December 31, 2009	$19,404	$130,955	$37,027	$187,386

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended December 31, 2009:
Fair value as of September 30, 2009	$103,092	$70,466	$25,229	$5,516	$204,303
Total realized losses(1)	(1,318)	—	—	—	(1,318)
Total unrealized gains (losses)(1)	585	201	(5,975)	(1,024)	(6,213)
Issuances/Originations	283	312	—	—	595
Settlements/Repayments	(3,998)	(500)	—	—	(4,498)
Sales	(5,483)	—	—	—	(5,483)

Fair value as of December 31, 2009	$93,161	$70,479	$19,254	$4,492	$187,386

Nine months ended December 31, 2009:
Fair value as of March 31, 2009	$179,676	$72,061	$40,043	$22,150	$313,930
Total realized losses(1)	(35,922)	—	—	—	(35,922)
Total unrealized gains (losses) (1)	34,593	355	(20,789)	(17,658)	(3,499)
Issuances/Originations	1,250	313	—	—	1,563
Settlements/Repayments	(12,230)	(1,750)	—	—	(13,980)
Sales	(74,706)	—	—	—	(74,706)
Transfers(5)	500	(500)	—	—	—

Fair value as of December 31, 2009	$93,161	$70,479	$19,254	$4,492	$187,386

(1)	Included in the realized and unrealized gain (loss) section on the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2010 and 2009.

(2)	Transfer represents the cost basis as of March 31, 2010 of Tread Corporation, which was reclassified from an Affiliate to a Control investment during the three months ended June 30, 2010.

(3)	Transfer represents $12.3 million of senior subordinated term debt of Galaxy Tool Holding Corp. at cost as of June 30, 2010 that was converted to preferred and common equity during the three months ended September 30, 2010.

(4)	Transfer represents the cost basis of Mathey as of September 30, 2009, which was reclassified from an Affiliate to a Control investment during the three months ended December 31, 2009.

(5)	Transfer represents the cost basis as of March 31, 2009 of Noble senior subordinated term debt that was converted into senior term debt during the three months ended June 30, 2009.

(6)	There was a $0.3 million realized loss adjustment in the three months ended December 31, 2010 related to the A Stucki sale due to a subsequent cost that arose from the closing statement. This amount is not included in the three month Level 3 rollforward because the A Stucki investment is not in the beginning balance as of September 30, 2010. However, the $0.3 million realized loss adjustment is included in the realized gain (loss) section on the accompanying Condensed Consolidated Statement of Operations for the three months ended December 31, 2010.
Non-Proprietary Investment Activity
Non-proprietary investments are investments that were not originated by the Company. During the three months ended December 31, 2010, the Company invested in one non-proprietary investment, a syndicated loan, to Fifth Third Processing Solutions (“Fifth Third”), at a cost of $0.5 million; there were no exits of non-proprietary investments during the quarter. During the nine months ended December 31, 2010, Interstate FiberNet, Inc. made full repayment of its senior term debt owed to the Company, resulting in the receipt of approximately $6.7 million in cash proceeds. The non-proprietary loans in the Company’s investment portfolio, consisting of all Non-Control/Non-Affiliate investments other than B-Dry, LLC, had a fair value of approximately $4.9 million, or 3.2% of its total investments at December 31, 2010.
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
Proprietary Investment Activity
During the nine months ended December 31, 2010, the following significant transactions occurred:
•	In December 2010, the Company sold its equity investment and received full repayment of its debt investment in Chase in connection with the sale of 100% of the outstanding capital stock of Chase. The net cash proceeds to the Company from the sale of its equity in Chase were $13.9 million, resulting in a realized gain of $6.9 million. In connection with the equity sale, the Company accrued and received cash dividend proceeds of $4.0 million from its preferred stock investment in Chase. At the same time, the Company received $22.9 million in repayment of its principal, accrued interest and success fees on the loans to Chase.

•	In December 2010, the Company invested $10.8 million in Precision Southeast, Inc. (“Precision”), consisting of senior debt and preferred and common equity. Precision, headquartered in Myrtle Beach, South Carolina, is a custom injection molding company, focused on the filtration, consumer and industrial markets and is included as a Control investment on the accompanying Condensed Consolidated Schedule of Investments as of December 31, 2010

•	In October and November 2010, Mathey prepaid $0.4 million of its success fee on its senior term debt.

•	In October 2010, the Company invested $25.0 million in Venyu Solutions, Inc. (“Venyu”), consisting of subordinated debt and preferred equity. Venyu, headquartered in Baton Rouge, Louisiana, is a leader in commercial-grade, customizable solutions for data protection, data hosting and disaster recovery and is included as a Control investment on the accompanying Condensed Consolidated Schedule of Investments as of December 31, 2010

•	In September 2010, Cavert prepaid $0.8 million of its success fee on its senior term debt and senior subordinated term debt.

•	In July and August 2010, the Company restructured Galaxy Tool Holding Corp. (“Galaxy”) by converting $12.3 million of its senior subordinated term note into preferred and common stock and investing an additional $3.2 million into preferred stock. After the restructuring, the Company’s investments at cost in Galaxy consisted of a $5.2 million senior subordinated term note, $19.6 million in preferred stock and $0.1 million in common stock.

•	In June 2010, the Company sold its equity investment and received full repayment of its debt investment in A. Stucki in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to the Company from the sale of its equity in A. Stucki were $21.4 million, resulting in a realized gain of $16.7 million, which includes a $0.3 million closing adjustment decrease during the three months ended December 31, 2010. In connection with the equity sale, the Company accrued and received cash dividend proceeds of $0.2 million from its preferred stock investment in A. Stucki. At the same time, the Company received $30.6 million in repayment of its principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, the Company received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a Control investment, Neville Limited, on the accompanying Condensed Consolidated Schedule of Investments as of December 31, 2010.

•	In May 2010, Cavert made full repayment of its senior term A debt owed to the Company resulting in the receipt of approximately $2.9 million in cash proceeds.

Investment Concentrations
Approximately 38.6% of the aggregate fair value of the Company’s investment portfolio at December 31, 2010 was comprised of senior term debt, 41.1% was senior subordinated term debt, and 20.3% was preferred and common equity securities or their equivalents. At December 31, 2010, the Company had investments in 17 portfolio companies with an aggregate fair value of $151.1 million, of which Venyu, Acme Cryogenics, Inc. (“Acme”) and Cavert, collectively, comprised approximately $61.6 million, or 40.8% of the Company’s total investment portfolio, at fair value. The following table outlines the Company’s investments by security type at December 31, 2010 and March 31, 2010:

	December 31, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$64,970	$58,348	$102,446	$94,359
Senior subordinated term debt	72,889	62,048	79,799	71,112
Preferred equity	52,921	24,964	40,728	20,425
Common equity/equivalents	5,102	5,750	4,594	20,962

Total investments	$195,882	$151,110	$227,567	$206,858

Investments at fair value consisted of the following industry classifications at December 31, 2010 and March 31, 2010:

	December 31, 2010		March 31, 2010
		Percentage of		Percentage of Total
	Fair Value	Total Investments	Fair Value	Investments
Containers, packaging and glass	$27,804	18.4%	$18,731	9.1%
Electronics	25,000	16.5	—	—
Chemicals, plastics and rubber	19,028	12.6	13,585	6.6
Diversified/Conglomerate manufacturing	13,224	8.8	43,054	20.8
Cargo transport	11,980	7.9	9,394	4.5
Machinery	10,385	6.9	60,692	29.3
Buildings and real estate	10,262	6.8	10,220	4.9
Home and office furnishings/consumer products	9,550	6.3	9,374	4.5
Aerospace and defense	7,378	4.9	17,099	8.3
Automobile	6,720	4.4	9,040	4.4
Oil and gas	4,925	3.3	4,943	2.4
Printing and publishing	2,838	1.9	2,895	1.4
Telecommunications	1,509	1.0	7,831	3.8
Diversified/Conglomerate service	507	0.3	—	—

Total investments	$151,110	100.0%	$206,858	100.0%

The investments, at fair value, were included in the following geographic regions of the United States at December 31, 2010 and March 31, 2010:

	December 31, 2010		March 31, 2010
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
South	$89,805	59.4%	$60,363	29.2%
Northeast	37,358	24.7	81,276	39.3
West	13,224	8.8	16,124	7.8
Midwest	10,723	7.1	49,095	23.7

Total investments	$151,110	100.0%	$206,858	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2010:

Amount
For the remaining three months ending March 31, 2011:	$1,640
For the fiscal year ending March 31:
2012	20,753
2013	30,109
2014	34,331
2015	20,942
2016	26,775
Thereafter	3,543

Total contractual repayments	$138,093
Investments in equity securities	58,023
Adjustments to cost basis on debt securities	(234)

Total cost basis of investments held at December 31, 2010:	$195,882

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
The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Average total assets subject to base management fee(1)	$195,400	$199,800	$198,000	$232,000
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Unadjusted base management fee	977	999	2,970	3,480

Reduction for loan servicing fees(2)	(634)	(886)	(2,124)	(2,892)

Base management fee(2)	$343	$113	$846	$588

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$(34)	$(15)	$(265)
Credit for fees received by Adviser from the portfolio companies	(450)	(93)	(615)	(326)

Credit to base management fee from Adviser(2)	(450)	(127)	(630)	(591)

Net base management fee	$(107)	$(14)	$216	$(3)

Incentive fee(2)	$1,898	$588	$2,949	$588

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
     Base Management Fee
The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation.
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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the nine months ended December 31, 2010 and 2009.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees and 100% of others are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.
     Incentive Fee
The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company will pay the Adviser an income-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:
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
The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years.
For the three and nine months ended December 31, 2010, the Company recorded income-based incentive fees of $1.9 million and $2.9 million, respectively, as its pre-incentive fee net investment income was above the 1.75% hurdle rate of net assets for both the three months ended June 30, 2010 and the three months ended December 31, 2010. The Company recorded $0.1 million of income-based incentive fees for both the three and nine months ended December 31, 2009. No capital gains-based incentive fee has been recorded for the Company from its inception through December 31, 2010, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of administrative expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 7, 2010, the Company’s Board of Directors approved the renewal of the Administration Agreement through August 31, 2011. For the three and nine months ended December 31, 2010, the Company recorded fees to the Administrator on the Condensed Consolidated Statements of Operations of $0.1 million and $0.6 million, respectively, as compared to $0.2 million and $0.5 million for the three and nine months ended December 31, 2009, respectively.
Related Party Fees Due
Amounts due to related parties on the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31,
	2010	2010
Unpaid base management fee due (from) to Adviser	$(107)	$16
Unpaid loan servicing fee due to Adviser	172	219
Unpaid incentive fee due to Adviser	1,898	486
Unpaid loan closing fees due to Adviser(1)	221	—

Total Fees due to Adviser	2,184	721

Unpaid administration fee due to Administrator	142	149

Total related party fees due	$2,326	$870

(1)	Represents closing fees owed to Adviser relating to the funding of Precision in December 2010.
NOTE 5. BORROWINGS
Line of Credit
On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender. In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank AG under a prior line of credit. On April 13, 2010, the Company, through Business Investment, entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit, which extended the maturity date of the Credit Facility to April 13, 2012. If the Credit facility is not renewed or extended by April 13, 2012, all unpaid principal and interest will be due and payable within one year of the maturity date. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. As of December 31, 2010, the Company had $8.0 million outstanding with approximately $24.7 million of availability under the Credit Facility.
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
The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011 and 2012. The Company is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires the Company to comply with other financial and operational covenants, which obligate the Company to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires the Company to maintain a (i) minimum net worth of $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2010, the Company was in compliance with all covenants.

Short-Term Loan
Similar to what has been done at the close of several of the prior quarters, the Company purchased $75.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 30, 2010. The T-Bills were purchased with $7.6 million in funds drawn on the Credit Facility and the proceeds from a $67.4 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.72%. On January 4, 2011, the Company repaid the $7.6 million drawn on the Credit Facility for the transaction and, on January 6, 2011, when the T-Bills matured, the Company repaid the $67.4 million loan from Jefferies.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments. The Company estimated the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. Because the Credit Facility had a zero outstanding balance during the three months ended December 31, 2010, except for December 28, 2010 through December 31, 2010, and was paid down to a zero balance on January 4, 2011, the cost basis of the Credit Facility was determined to be the best approximation of fair value as of December 31, 2010. Due to the seven-day duration of the short-term loan, cost approximated fair value. The following tables present the Credit Facility carried at fair value as of December 31, 2010, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820 and a roll-forward in the changes in fair value during the three and nine months ended December 31, 2010 and 2009, for the Credit Facility for which the Company determines fair value using unobservable (Level 3) factors:

	As of December 31, 2010
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Credit Facility	$—	$—	$8,000	$8,000
Short-term loan	—	—	67,400	67,400

Total	$—	$—	$75,400	$75,400

			Total Fair Value
			Reported in Condensed
	Credit	Short-Term	Consolidated Statement of
	Facility	Loan	Assets and Liabilities
Three months ended December 31, 2010:
Fair value at September 30, 2010	$—	$25,000	$25,000
Borrowings	8,000	67,400	75,400
Repayments	—	(25,000)	(25,000)
Net unrealized depreciation of Credit Facility(1)	—	—	—

Fair value at December 31, 2010	$8,000	$67,400	$75,400

Nine months ended December 31, 2010:
Fair value at March 31, 2010	$27,812	$75,000	$102,812
Borrowings	24,000	167,400	191,400
Repayments	(43,800)	(175,000)	(218,800)
Net unrealized depreciation of Credit Facility(1)	(12)	—	(12)

Fair value at December 31, 2010	$8,000	$67,400	$75,400

			Total Fair Value
			Reported in Condensed
	Credit	Short-Term	Consolidated Statement of
	Facility	Loan	Assets and Liabilities
Three months ended December 31, 2009:
Fair value at September 30, 2009	$36,278	$75,000	$111,278
Borrowings	14,000	75,000	89,000
Repayments	(23,350)	(75,000)	(98,350)
Net unrealized appreciation of Credit Facility(1)	(45)	—	(45)

Fair value at December 31, 2009	$26,883	$75,000	$101,883

Nine months ended December 31, 2009:
Fair value at March 31, 2009(2)	$110,265	$—	$110,265
Borrowings	93,000	215,000	308,000
Repayments	(176,515)	(140,000)	(316,515)
Net unrealized appreciation of Credit Facility(1)	133	—	133

Fair value at December 31, 2009	$26,883	$75,000	$101,883

(1)	Unrealized appreciation (depreciation) is reported on the accompanying Condensed Consolidated Statements of Operations.

(2)	ASC 825 was not adopted until the second quarter of fiscal year 2010; therefore, the Credit Facility is shown at its principal balance outstanding at March 31, 2009 in the table above.
The fair value of the collateral under the Credit Facility was approximately $144.3 million and $201.8 million at December 31, 2010 and March 31, 2010, respectively. The fair value of the collateral under the short-term loan was approximately $75.0 million and $85.0 million as of December 31, 2010 and March 31, 2010, respectively.
NOTE 6. INTEREST RATE CAP AGREEMENTS
In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank AG and entered into an interest rate cap agreement with BB&T that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap has a notional amount of $45.0 million at a cost of approximately $39. At December 31, 2010, the interest rate cap agreement had a nominal fair market value. The Company records changes in the fair market value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation on derivative on the accompanying Condensed Consolidated Statement of Operations. The interest rate cap agreement expires in May 2011. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.5% when the LIBOR is in excess of 6.5%.
In April 2010, the Company entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. In conjunction with this agreement, the Company incurred a premium fee of approximately $41. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.0% when the LIBOR is in excess of 6.0%. At December 31, 2010, the interest rate cap agreement had a fair market value of $7.
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
NOTE 7. COMMON STOCK
As of December 31, 2010 and March 31, 2010, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 shares of common stock were outstanding.
Registration Statement
On July 21, 2009, the Company filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. The Company filed a post-effective amendment to such registration statement on August 24, 2010, which the SEC declared effective on December 23, 2010. The registration statement permits the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per share for the three and nine months ended December 31, 2010 and 2009:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Numerator for basic and diluted net increase (decrease) in net assets per share resulting from operations	$15,135	$(4,420)	$13,643	$(31,699)
Denominator for basic and diluted weighted average shares	22,080,133	22,080,133	22,080,133	22,080,133

Basic and diluted net increase (decrease) in net assets per share resulting from operations	$0.69	$(0.20)	$0.62	$(1.44)

NOTE 9. DISTRIBUTIONS
The Company’s Board of Directors declared the following monthly distributions per share for the nine months ended December 31, 2010 and 2009:

			Distribution
Declaration Date	Record Date	Payment Date	per Share
April 7, 2010	April 22, 2010	April 30, 2010	$0.04
April 7, 2010	May 20, 2010	May 28, 2010	0.04
April 7, 2010	June 22, 2010	June 30, 2010	0.04
July 7, 2010	July 22, 2010	July 30, 2010	0.04
July 7, 2010	August 23, 2010	August 31, 2010	0.04
July 7, 2010	September 22, 2010	September 30, 2010	0.04
October 5, 2010	October 21, 2010	October 29, 2010	0.04
October 5, 2010	November 19, 2010	November 30, 2010	0.04
October 5, 2010	December 23, 2010	December 31, 2010	0.04

Nine months ended December 31, 2010:			$0.36

			Distribution
Declaration Date	Record Date	Payment Date	per Share
April 16, 2009	April 27, 2009	May 8, 2009	$0.04
April 16, 2009	May 20, 2009	May 29, 2009	0.04
April 16, 2009	June 22, 2009	June 30, 2009	0.04
July 8, 2009	July 23, 2009	July 31, 2009	0.04
July 8, 2009	August 21, 2009	August 31, 2009	0.04
July 8, 2009	September 22, 2009	September 30, 2009	0.04
October 6, 2009	October 22, 2009	October 30, 2009	0.04
October 6, 2009	November 19, 2009	November 30, 2009	0.04
October 6, 2009	December 22, 2009	December 31, 2009	0.04

Nine months ended December 31, 2009:			$0.36

Aggregate distributions declared and paid for both the nine months ended December 31, 2010 and 2009 were approximately $7.9 million, which were declared based on estimates of net investment income for the respective fiscal years. Distributions declared for the fiscal year ended March 31, 2010 equaled net investment income. The characterization of the distributions declared and paid for the fiscal year ended March 31, 2011 will be determined at year end and cannot be determined at this time.
NOTE 10. COMMITMENTS AND CONTINGENCIES
At December 31, 2010, the Company was not party to any signed commitments for potential investments. However, the Company has certain lines of credit with its portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and the Company expects many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. The Company estimates the fair value of these unused line of credit commitments as of December 31, 2010 and March 31, 2010 to be nominal.
In October 2008, the Company executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $0.8 million for component Ford parts used by ASH to build truck bodies under a separate contract. Title and ownership of the parts are retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of December 31, 2010, the Company has not been required to make any payments on the guaranty of the Finance Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.

In February 2010, the Company executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers. The guaranty expires in February 2011, unless it is renewed by the Company, CCE and Agricredit. In connection with this guaranty, the Company received a premium of $84 from CCE. As of December 31, 2010, the Company has not been required to make any payments on the guaranty of the Floor Plan Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In April 2010, the Company executed a guaranty of vendor recourse for up to $1.8 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $1.8 million on transactions with long-time customers who lack the financial history to qualify for third party financing. In connection with this guaranty, the Company received a premium of $0.1 million from CCE. As of December 31, 2010, the Company has not been required to make any payments on the guaranty of the Recourse Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
NOTE 11. FINANCIAL HIGHLIGHTS

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Per Share Data (1)
Net asset value at beginning of period	$8.43	$8.24	$8.74	$9.73

Income from investment operations
Net investment income(2)	0.34	0.14	0.65	0.36
Realized gain (loss) on exit(2)	0.30	(0.05)	1.06	(1.63)
Net unrealized appreciation (depreciation)(2)	0.05	(0.28)	(1.09)	(0.17)

Total from investment operations	0.69	(0.19)	0.62	(1.44)

Distributions from:
Net investment income	(0.12)	(0.12)	(0.36)	(0.36)

Total distributions(3)	(0.12)	(0.12)	(0.36)	(0.36)

Net asset value at end of period	$9.00	$7.93	$9.00	$7.93

Per share market value at beginning of period	$6.75	$4.83	$6.01	$3.67
Per share market value at end of period	7.65	4.56	7.65	4.56
Total return(4)	15.14%	(3.18)%	34.48%	34.06%
Shares outstanding at end of period	22,080,133	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$198,682	$175,001	$198,682	$175,001
Average net assets(5)	189,420	179,155	191,299	194,783

Senior Securities Data:
Total borrowings	$75,400	$101,883	$75,400	$101,883
Asset coverage ratio(6)	343%	270%	343%	270%
Asset coverage per unit(7)	$3,429	$2,703	$3,429	$2,703

Ratios/Supplemental Data:
Ratio of expenses to average net assets(8), (9)	7.59%	6.64%	6.05%	5.98%
Ratio of net expenses to average net assets(8), (10)	6.64	6.36	5.61	5.57
Ratio of net investment income to average net assets(8)	16.03	6.86	9.92	5.40

(1)	Based on actual shares outstanding at the end of the corresponding period.

(2)	Based on weighted average basic per share data.

(3)	Distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	Total return equals the change in the market value of the Company’s common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of the Company’s dividend reinvestment plan.

(5)	Calculated using the average of the balance of net assets at the end of each month of the reporting period.

(6)	As a business development company, the Company is generally required to maintain an asset coverage ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments.

(7)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(8)	Amounts are annualized.

(9)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.

(10)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

NOTE 12. SUBSEQUENT EVENTS
Short-Term Loan
On December 30, 2010, the Company purchased $75.0 million of T-Bills through Jefferies. The T-Bills were purchased using $7.6 million in funds drawn on the Credit Facility and the proceeds from a $67.4 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.72%. On January 4, 2011, the Company repaid the $7.6 million drawn on the Credit Facility for the transaction and, on January 6, 2011, when the T-Bills matured, the Company repaid the $67.4 million loan from Jefferies.
Distributions
On January 11, 2011, the Company’s Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Distribution per Share
January 21, 2011	January 31, 2011	$0.04
February 21, 2011	February 28, 2011	0.04
March 21, 2011	March 31, 2011	0.04

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share data and as otherwise indicated).
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
These new investment opportunities translated into two new proprietary deals during the quarter ended December 31, 2010. In October 2010, we invested $25.0 million in Venyu Solutions, Inc. (“Venyu”), consisting of subordinated debt and preferred equity. Venyu, headquartered in Baton Rouge, Louisiana, is a leader in commercial-grade, customizable solutions for data protection, data hosting and disaster recovery. In December 2010, we invested $10.8 million in Precision Southeast, Inc. (“Precision”), consisting of senior debt and preferred and common equity. Precision, headquartered in Myrtle Beach, South Carolina, is a custom injection molding company, focused on the filtration, consumer and industrial markets.
Similar to our sale of A. Stucki Holding Corp. (“A. Stucki”) in June 2010, we achieved a significant amount of liquidity with the sale of our equity investment and the receipt of full repayment of our debt investment in Chase II Holding Corp. (“Chase”) in December 2010. The net cash proceeds to us from the sale of our equity in Chase were $13.9 million, resulting in a realized gain of $6.9 million. In connection with the equity sale, we accrued and received cash dividend proceeds of $4.0 million from our preferred stock investment. At the same time, we received $22.9 million in repayment of our principal, accrued interest and success fees on the loans to Chase.
The sale of our equity in A. Stucki, which occurred during the quarter ended June 30, 2010, resulted in net cash proceeds to us of $21.4 million, and a realized gain of $16.7 million, which includes a $0.3 million closing adjustment decrease during the three months ended December 31, 2010. In connection with the equity sale, we accrued and received dividend cash proceeds of $0.2 million from our preferred stock investment in A. Stucki. At the same time, we received $30.6 million in payment of our principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, we received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a Control investment, Neville Limited, on our Condensed Consolidated Schedule of Investments as of December 31, 2010.

The A. Stucki and Chase sales were the first and second of our management-supported buyout liquidity events, respectively, and each was an equity investment success, highlighting our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. Due to previous realized losses during the fiscal year ended March 31, 2010, in connection with the Syndicated Loan Sales as described further below, we are not required to distribute the realized gains to stockholders. We expect this liquidity, along with the availability under our line of credit, will be utilized in making new investments to potentially increase our net investment income and generate capital gains to enhance our ability to pay dividends to our stockholders.
Due to previous realized losses during the fiscal year-ended March 31, 2010, which occurred in connection with the Syndicated Loan Sales as described below and are available to offset future realized gains, we are not required to distribute the realized gains from the A. Stucki and Chase sales to shareholders. Unstable economic conditions have affected the general availability of credit, and, as a result, during the quarter ended June 30, 2009, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009 and was not extended. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair market value of approximately $69.8 million, or 22.2% of the fair market value of our total investments, at March 31, 2009. As a result of the settlement of the Syndicated Loan Sales and other exits, as well as one new syndicated loan investment, at December 31, 2010, we had two remaining syndicated loans. Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended December 31, 2010, we again fell below the required 50% threshold.
Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At December 31, 2010, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the December 31, 2010 measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold.
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
The Syndicated Loan Sales significantly changed the overall composition and reduced the total size of our portfolio. Because the Syndicated Loan Sales were from our Non-Control/Non-Affiliate investment category, the fair value of our Non-Control/Non-Affiliate investments decreased from 30.2% to 9.6% of our total portfolio as of March 31, 2009 and December 31, 2010, respectively. In addition, the size of our portfolio decreased because we exited $198.6 million in investments, at cost, partially offset by $45.0 million in disbursements to new and existing portfolio companies, from March 31, 2009 to December 31, 2010. We expect the overall composition of our investment portfolio to continue to consist of primarily Control and Affiliate investments.
On April 13, 2010, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all principal and interest will be due and payable one year later, on or before April 13, 2013. Advances under the

Credit Facility were modified to generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. The Credit Facility limits payments on distributions to the aggregate net investment income for each of the twelve months ending March 31, 2011 and 2012. Other significant changes to the Credit facility include a reduced minimum net worth covenant, which was modified to $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of January 28, 2011, there was no balance outstanding under the Credit Facility, and $24.1 million was available for borrowing due to certain limitations on our borrowing base.
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
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On January 28, 2011, the closing market price of our common stock was $6.92, which represented a 23.1% discount to our December 31, 2010 net asset value (“NAV”) per share of $9.00. When our stock trades below NAV, as it has consistently since September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 5, 2010, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect until our next annual stockholders meeting in 2011, at which time we expect to ask our stockholders to vote in favor of this proposal for another year.
Unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our Credit Facility. As of December 31, 2010, we were in compliance with all of the Credit Facility’s covenants.
We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, in light of the A. Stucki and Chase sales and resulting liquidity, the general stabilization of our portfolio valuations, over the past year and increased investing opportunities that we see in our target markets as demonstrated by our three new investments totaling $36.3. million during the three months ended December 31, 2010, we are cautiously optimistic about the long term prospects for the U.S. economy and will shift our near-term strategy to include making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. This should result in increased investment activity when compared to our activity over the past year, but our access to capital may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.
Investment Highlights
During the quarter ended December 31, 2010, we extended approximately $36.6 million of investments to new and existing portfolio companies through revolver draws or additions to term notes. From the time of our initial public offering in June 2005 through December 31, 2010, we have made 153 investments in 91 companies for a total of approximately $624.5 million, before giving effect to principal repayments on investments and divestitures.

Recent Developments
Short-Term Loan
Similar to previous quarter ends, we purchased $75.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 30, 2010. The T-Bills were purchased with $7.6 million in funds drawn on the Credit Facility and the proceeds from a $67.4 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.72%. On January 4, 2011, we repaid the $7.6 million drawn on the Credit Facility for the transaction and, on January 6, 2011, when the T-Bills matured, we repaid the $67.4 million loan from Jefferies.
Investment Activity
During the nine months ended December 31, 2010, the following significant transactions occurred:
•	In December 2010, we sold our equity investment and received full repayment of our debt investment in Chase in connection with Chase’s sale of 100% of its outstanding capital stock. The net cash proceeds to us from the sale of our equity in Chase were $13.9 million, resulting in a realized gain of $6.9 million. In connection with the equity sale, we accrued and received cash dividend proceeds of $4.0 million from our preferred stock investment in Chase. At the same time, we received $22.9 million in repayment of our principal, accrued interest and success fees on the loans to Chase.

•	In December 2010, we invested $10.8 million in Precision, consisting of senior debt and preferred and common equity. Precision, headquartered in Myrtle Beach, South Carolina, is a custom injection molding company, focused on the filtration, consumer and industrial markets and is included as a Control investment on our Condensed Consolidated Schedule of Investments as of December 31, 2010.

•	In November 2010, we participated in a syndicated loan, Fifth Third Processing Solutions (“Fifth Third”), at a cost of $0.5 million.

•	In October and November 2010, Mathey Investments, Inc. (“Mathey”) prepaid $0.4 million of its success fee on its senior term debt.

•	In October 2010, we invested $25.0 million in Venyu, consisting of subordinated debt and preferred equity. Venyu, headquartered in Baton Rouge, Louisiana, is a leader in commercial-grade, customizable solutions for data protection, data hosting and disaster recovery and is included as a Control investment on our Condensed Consolidated Schedule of Investments as of December 31, 2010.

•	In September 2010, Cavert II Holding Corp. (“Cavert”) prepaid $0.8 million of its success fee on its senior term debt and senior subordinated term debt.

•	In July and August 2010, we restructured Galaxy Tool Holding Corporation (“Galaxy”) by converting $12.3 million of our senior subordinated term note into preferred and common stock and investing an additional $3.2 million into preferred stock. After the restructuring, our investments at cost in Galaxy consisted of a $5.2 million senior subordinated term note, $19.6 million in preferred stock and $0.1 million in common stock.

•	In June 2010, we sold our equity investment and received full repayment of our debt investment in A. Stucki in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to us from the sale of our equity in A. Stucki were $21.4 million, resulting in a realized gain of $16.7 million, which includes a $0.3 million closing adjustment decrease during the three months ended December 31, 2010. In connection with the equity sale, we accrued and received dividend cash proceeds of $0.2 million from our preferred stock investment in A. Stucki. At the same time, we received $30.6 million in payment of our principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, we received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and has been reflected as a Control investment, Neville Limited, on our Condensed Consolidated Schedule of Investments since June 30, 2010.

•	In May 2010, Cavert made full repayment of its senior term A debt owed to us resulting in the receipt of approximately $2.9 million in cash proceeds.

•	In April 2010, Interstate FiberNet, Inc. (“ITC”) made full repayment of its senior term debt owed to us resulting in the receipt of approximately $6.7 million in cash proceeds.

RESULTS OF OPERATIONS
Comparison of the Three months ended December 31, 2010 to the Three months ended December 31, 2009
A comparison of our operating results for the three months ended December 31, 2010 and 2009 is below:

	For the three months ended December 31,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income	$3,925	$4,951	$(1,026)	(20.7)%
Other income	6,812	970	5,842	602.3

Total investment income	10,737	5,921	4,816	81.3

EXPENSES
Loan servicing fee	634	886	(252)	(28.4)
Base management fee	343	113	230	203.5
Incentive fee	1,898	588	1,310	222.8
Administration fee	142	156	(14)	(9.0)
Interest expense	135	385	(250)	(64.9)
Amortization of deferred financing fees	116	436	(320)	(73.4)
Other	328	411	(83)	(20.2)

Expenses before credits from Adviser	3,596	2,975	621	20.9
Credits to fees	(450)	(127)	(323)	254.3

Total expenses net of credits to fee	3,146	2,848	298	10.5

NET INVESTMENT INCOME	7,591	3,073	4,518	147.0

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain (loss) on sale of investments	6,514	(1,318)	7,832	NM
Net unrealized appreciation (depreciation) on investments	1,026	(6,213)	7,239	NM
Net unrealized appreciation on other	4	38	(34)	(89.5)

Net gain (loss) on investments and other	7,544	(7,493)	15,037	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$15,135	$(4,420)	$19,555	NM

NM = Not Meaningful
Investment Income
Total net investment income for the three months ended December 31, 2010 increased considerably over the three months ended December 31, 2009. This increase was due mainly to success fee and dividend income resulting from our exit in Chase, partially offset by an overall decrease in the size of our loan portfolio and an increase in incentive fee, as compared to the three months ended December 31, 2009.
Interest income from our investments in debt securities decreased for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The weighted average cost basis of our interest-bearing investment portfolio during the quarter ended December 31, 2010 was approximately $135.2 million, compared to approximately $179.6 million for the prior year quarter, due primarily to the exits from A. Stucki and Chase, the restructure of Galaxy and the payoff of ITC, partially offset with new investments in Venyu and Precision, all of which occurred subsequent to December 31, 2009. As of December 31, 2010 and 2009, one loan, ASH Holdings Corp. (“ASH”), was on non-accrual, with a weighted average cost basis of $8.6 million and $6.7 million, respectively.
Other income increased significantly during the three months ended December 31, 2010, due primarily to our sale of Chase. We received $2.3 million in success fee income resulting from our sale of Chase in December 2010. In addition, we recorded and collected approximately $4.0 million of cash dividends on preferred shares of Chase. In total, we recorded $6.3 million in other income resulting from the sale of Chase. Other income for the three months ended December 31, 2009 primarily consisted of $1.0 million of accrued cash dividends received from A. Stucki. No success fee income was recorded during the quarter ended December 31, 2009.

The following table lists the income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2010		Three months ended December 31, 2010
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues

Chase II Holding Corp. (1)	$—	—%	$6,902	64.3%
Venyu Solutions, Inc.	25,000	16.5	439	4.1
Acme Cryogenics, Inc.	19,028	12.6	439	4.1
Cavert II Holding Corp.	17,580	11.6	223	2.0
Danco Acquisition Corp.	13,224	8.8	398	3.7

Subtotal—five largest investments	74,832	49.5	8,401	78.2
Other portfolio companies	76,278	50.5	2,336	21.8

Total investment portfolio	$151,110	100.0%	$10,737	100.0%

(1)	Chase II Holding Corp. was sold on December 29, 2010.

	As of December 31, 2009		Three months ended December 31, 2009
Company	Fair Value	% of Portfolio	Revenues	% of Total Revenues

A. Stucki Holding Corp.	$33,601	17.9%	$1,526	25.8%
Chase II Holding Corp.	28,917	15.5	622	10.5
Cavert II Holding Corp.	18,035	9.6	285	4.8
Galaxy Tool Holding Corp.	16,991	9.1	595	10.0
Acme Cryogenics, Inc.	14,479	7.7	426	7.2

Subtotal—five largest investments	112,023	59.8	3,454	58.3
Other portfolio companies	75,363	40.2	2,467	41.7

Total investment portfolio	$187,386	100.0%	$5,921	100.0%

The annualized weighted average yield on our interest-bearing investment portfolio, excluding cash and cash equivalents, for the three months ended December 31, 2010 was 10.81%, compared to 10.68% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in the weighted average yield for the quarter ended December 31, 2010 resulted primarily from the sale and repayment of lower interest-bearing loans, specifically HMTBP Acquisition II Corp. and ITC, as well as the exit from A. Stucki prior to September 30, 2010. The composition of our investment portfolio was primarily Control and Affiliate investments as of December 31, 2010. Due to the sales of A. Stucki and Chase, and other exits from our portfolio, there has been a significant reduction in our income and capital gain generating assets. While we intend to reinvest our cash as quickly as possible into income and capital gain generating assets, as we did in Venyu and Precision, there can be no guarantee that that we will be able to close such investments.
Operating Expenses
Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased for the three months ended December 31, 2010, as compared to the prior year period, primarily due to an increase in the incentive fee earned for the three months ended December 31, 2010, partially offset by reductions in loan servicing fees, interest expense and deferred financing fees associated with the Credit Facility.
Loan servicing fees decreased for the three months ended December 31, 2010, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees was a result of the reduced size of our pledged loan portfolio, caused primarily by the exits from A. Stucki in June 2010 and Chase in December 2010.
The net base management fee decreased for the three months ended December 31, 2010, as compared to the prior year period, which is due to the increase in credits received for fees paid to our Adviser from our portfolio companies during the current quarter, primarily from fees earned on the closing of investments in Venyu and Precision. The net base management fee decrease was partially offset by holding fewer loans that generate loan servicing fees that reduce the base management fee as compared to the prior year period. An incentive fee was earned by our Adviser during the three months ended December 31, 2010, due primarily to Other income recorded in connection with the Chase sale. The incentive fee earned during the prior year period was due in part to a one-time dividend received from A. Stucki. The base management and incentive fees are computed quarterly, as described under “Investment

Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three months ended December 31,
	2010	2009
Average total assets subject to base management fee(1)	$195,400	$199,800
Multiplied by pro-rated annual base management fee of 2.0%	0.5%	0.5%

Unadjusted base management fee	$977	$999

Reduction for loan servicing fees(2)	(634)	(886)

Base management fee(2)	$343	$113

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(34)
Credit for fees received by Adviser from the portfolio companies	(450)	(93)

Credit to base management fee from Adviser(2)	(450)	(127)

Net base management fee	$(107)	$(14)

Incentive fee(2)	$1,898	$588

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
The administration fee decreased slightly for the three months ended December 31, 2010, as compared to the prior year period, primarily due to fewer total assets held during the quarter ended December 31, 2010 in relation to the other funds administered by Gladstone Administration, LLC, as compared to the prior year period. The calculation of the administration fee is described in detail under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements.
Interest expense decreased for the quarter ended December 31, 2010, as compared to the prior year period, primarily due to decreased borrowings under the Credit Facility. The weighted average balance outstanding on our Credit Facility during the quarter ended December 31, 2010 was approximately $0.3 million, as compared to $16.9 million in the prior year period, a decrease of 98.2%. The effective interest rate, excluding the impact of deferred financing fees, charged on our borrowings under our Credit Facility during the quarter ended December 31, 2010 is not meaningful due to nominal borrowings outstanding; however, the effective interest rate during the prior year period was 9.01%.
We incurred few deferred financing costs with the renewal of the Credit Facility in April 2010, and, as a result, our amortization of deferred financing fees decreased in the quarter ended December 31, 2010, as compared to the prior year period. During the three months ended December 31, 2009, we incurred significant one-time costs related to the termination of our Prior Credit Facility and transition to our Credit Facility, resulting in significant amortization of deferred financing fees during the quarter ended December 31, 2009.
Realized and Unrealized Gain (Loss) on Investments
Realized Gains (Losses)
During the three months ended December 31, 2010, we exited one proprietary investment, Chase, for $40.6 million in total proceeds and recorded a realized gain of $6.9 million. Partially offsetting this gain was a $0.3 million markdown in the three months ended December 31, 2010 to the realized gain recorded on the sale of A. Stucki in June 2010, due to a subsequent cost that arose from the closing statement. During the three months ended December 31, 2009, we completed the sales of certain syndicated loans for aggregate proceeds of $5.5 million and recorded a realized loss of $1.3 million.
Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the quarter ended December 31, 2010, we recorded net unrealized appreciation of investments in the aggregate amount of $1.0 million, which included the reversal of approximately $4.5 million in unrealized appreciation related to the Chase sale. Excluding reversals, we recorded an aggregate of $5.5 million in net unrealized appreciation of investments for the quarter ended December 31, 2010. During the prior year period, we recorded net unrealized depreciation of investments in the aggregate amount of $6.2 million. The net unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2010 was as follows:

		Three Months Ended December 31, 2010
				Reversal of
			Unrealized	Unrealized
	Investment	Realized	Appreciation	(Appreciation)	Net Gain
Portfolio Company	Classification	Gain (Loss)	(Depreciation)	Depreciation	(Loss)
Acme Cryogenics, Inc.	Control	$—	$3,933	$—	$3,933
Chase II Holding Corp.	Control	6,857	—	(4,444)	2,413
Noble Logistics, Inc.	Affiliate	—	2,147	—	2,147
Galaxy Tool Holding Corp.	Control	—	2,011	—	2,011
Quench Holdings Corp.	Affiliate	—	435	—	435
Country Club Enterprises, LLC	Control	—	(105)	—	(105)
Danco Acquisition Corp.	Affiliate	—	(209)	—	(209)
A. Stucki Holding Corp.	Control	(343)	—	—	(343)
Cavert II Holding Corp.	Control	—	(488)	—	(488)
ASH Holdings Corp.	Control	—	(2,321)	—	(2,321)
Other, net (<$100 Net)	Various	—	67	—	67

Total		$6,514	$5,470	$(4,444)	$7,540

The primary drivers in our net unrealized appreciation for the quarter ended December 31, 2010 were notable appreciations in the equity of Acme Cryogenics, inc., Noble Logistics, Inc. and Galaxy, largely offset by the reversal of previously-recorded unrealized appreciation on our sale of Chase, as well as a full markdown in fair value on ASH, which had a fair value of $0 as of December 31, 2010. Excluding reversals, the unrealized appreciation of $5.5 million recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
The net unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2009 was as follows:

		Three Months Ended December 31, 2009
				Reversal of
			Unrealized	Unrealized
	Investment	Realized	Appreciation	(Appreciation)	Net Gain
Portfolio Company	Classification	Gain (Loss)	(Depreciation)	Depreciation	(Loss)
Cavert II Holding Corp.	Control	$—	$1,686	$—	$1,686
Quench Holdings Corp.	Affiliate	—	1,150	—	1,150
American Greetings Corp.	Non-Control/Non-Affiliate	—	306	—	306
ASH Holdings Corp.	Control	—	272	—	272
Danco Acquisition Corp.	Affiliate	—	148	—	148
Galaxy Tool Holding Corp.	Control	—	129	—	129
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	128	—	128
Tread Corp.	Affiliate	—	(144)	—	(144)
Mathey Investments, Inc.	Control	—	(170)	—	(170)
HMTBP Acquisition II Corp.	Non-Control/Non-Affiliate	(757)	—	755	(2)
Noble Logistics, Inc.	Affiliate	—	(776)	—	(776)
Interstate FiberNet, Inc.	Non-Control/Non-Affiliate	(561)	(405)	559	(407)
A. Stucki Holding Corp.	Control	—	(2,830)	—	(2,830)
Chase II Holding Corp.	Control	—	(3,221)	—	(3,221)
Acme Cryogenics, Inc.	Control	—	(3,849)	—	(3,849)
Other, net (<$100 Net)	Various	—	49	—	49

Total		$(1,318)	$(7,527)	$1,314	$(7,531)

Significant unrealized depreciation was experienced in the equity holdings of our Control investments during the quarter ended December 31, 2009, while the value of our debt positions remained relatively stable. The unrealized depreciation recognized on our portfolio investments was primarily due the a general instability of the loan markets, a decrease in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
Over our entire investment portfolio, we recorded an aggregate of approximately $2.4 million of net unrealized depreciation on our debt positions for the quarter ended December 31, 2010, while our equity holdings experienced an aggregate of approximately $3.4 million of net unrealized appreciation. At December 31, 2010, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $44.8 million, as compared to $45.8 million at September 30, 2010, representing net unrealized appreciation of $1.0 million for the three months ended December 31, 2010. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations have generally stabilized over the past several quarters, our entire portfolio was fair valued at 77.1% of cost as of December 31, 2010. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended December 31, 2010, we recorded a net increase in net assets resulting from operations of $15.1 million as a result of the factors discussed above. For the three months ended December 31, 2009, we recorded a net decrease in net assets resulting from operations of $4.4 million. Our net increase (decrease) in net assets resulting from operations per basic and diluted weighted average common share for the three months ended December 31, 2010 and 2009 was $0.69 and $(0.20), respectively.

Comparison of the Nine months ended December 31, 2010 to the Nine months ended December 31, 2009
A comparison of our operating results for the nine months ended December 31, 2010 and 2009 is below:

	For the nine months ended December 31,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,928	$14,967	$(3,039)	(20.3)%
Other income	10,358	1,066	9,292	871.7

Total investment income	22,286	16,033	6,253	39.0

EXPENSES
Loan servicing fee	2,124	2,892	(768)	(26.6)
Base management fee	846	588	258	43.9
Incentive fee	2,949	588	2,361	401.5
Administration fee	582	527	55	10.4
Interest expense	558	1,640	(1,082)	(66.0)
Amortization of deferred financing fees	383	1,187	(804)	(67.7)
Other	1,236	1,313	(77)	(5.9)

Expenses before credits from Adviser	8,678	8,735	(57)	(0.7)
Credits to fees	(630)	(591)	(39)	6.6

Total expenses net of credits to fee	8,048	8,144	(96)	(1.2)

NET INVESTMENT INCOME	14,238	7,889	6,349	80.5

REALIZED AND UNREALIZED LOSS ON:
Net realized gain (loss) on investments	23,489	(35,922)	59,411	NM
Net realized loss on other	—	(53)	53	(100.0)
Net unrealized depreciation on investments	(24,063)	(3,499)	(20,564)	587.7
Net unrealized depreciation on other	(21)	(114)	93	(81.6)

Net loss on investments and other	(595)	(39,588)	38,993	(98.5)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,643	$(31,699)	$45,342	NM

NM = Not Meaningful
Investment Income
Total net investment income increased by 80.5% for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. This increase was due mainly to success fee and dividend income resulting from our exits from A. Stucki and Chase in June and December, 2010, respectively, and the success fee prepayments from Cavert and Mathey; partially offset by an overall decrease in the size of our loan portfolio and an increase in incentive fees earned for the nine months ended December 31, 2010, as compared to the prior year period.
Interest income from our investments in debt securities decreased for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The weighted average cost basis of our interest-bearing investment portfolio during the nine months ended December 31, 2010 was approximately $141.0 million, compared to approximately $210.6 million for the prior year period, due primarily to the Syndicated Loan Sales, the exits from A. Stucki and Chase, the restructuring of Galaxy and the payoff of ITC, partially offset with new investments in Venyu and Precision, all of which occurred subsequent to December 31, 2009. As of December 31, 2010 and 2009, one loan, ASH, was on non-accrual, with a weighted average cost basis of $8.0 million and $6.6 million for the nine months ended December 31, 2010 and 2009, respectively.
Other income increased significantly due to our sales of A. Stucki and Chase and success fee prepayments from Cavert and Mathey. We received an aggregate of $4.3 million in success fee income resulting from our sales of A. Stucki and Chase in June and December, 2010, respectively. In addition, we recorded and collected $4.3 million of aggregate cash dividends on preferred shares of A. Stucki and Chase. We also accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale. In total, we recorded $9.1 million in other income resulting from the sales of A. Stucki and Chase. During the nine months ended December 31, 2010, we also recorded $0.8 million and $0.4 million in success fee income resulting from prepayments received from Cavert and Mathey, respectively. Other income for the nine months ended December 31, 2009 primarily consisted of $1.0 million of accrued cash dividends received from A. Stucki.
The following table lists the income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2010		Nine months ended December 31, 2010
				% of Total
Company	Fair Value	% of Portfolio	Revenues	Revenues

Chase II Holding Corp. (1)	$—	—%	$8,093	36.3%
A. Stucki Holding Corp. (2)	—	—	3,317	14.9
Venyu Solutions, Inc.	25,000	16.6	439	2.0
Acme Cryogenics, Inc.	19,028	12.6	1,307	5.9
Cavert II Holding Corp.	17,580	11.6	1,457	6.5

Subtotal—five largest investments	61,608	40.8	14,613	65.6
Other portfolio companies	89,502	59.2	7,673	34.4

Total investment portfolio	$151,110	100.0%	$22,286	100.0%

(1)	Chase II Holding Corp. was sold on December 29, 2010.

(2)	A. Stucki Holding Corp. was sold on June 29, 2010.

	As of December 31, 2009		Nine months ended December 31, 2009
				% of Total
Company	Fair Value	% of Portfolio	Revenues	Revenues

A. Stucki Holding Corp.	$33,601	17.9%	$2,677	16.7%
Chase II Holding Corp.	28,917	15.5	1,948	12.2
Cavert II Holding Corp.	18,035	9.6	926	5.8
Galaxy Tool Holding Corp.	16,991	9.1	1,779	11.1
Acme Cryogenics, Inc.	14,479	7.7	1,274	7.9

Subtotal—five largest investments	112,023	59.8	8,604	53.7
Other portfolio companies	75,363	40.2	7,429	46.3

Total investment portfolio	$187,386	100.0%	$16,033	100.0%

The annualized weighted average yield on our interest-bearing investment portfolio, excluding cash and cash equivalents, for the nine months ended December 31, 2010 was 10.61%, compared to 10.16% for the prior year period. The weighted average yield varies from period to period based on the current stated interest rate on interest-bearing investments and the amounts of loans for which interest is not accruing. The increase in the weighted average yield for the nine months ended December 31, 2010 resulted primarily from our sales of lower interest-bearing senior syndicated loans during the quarter ended June 30, 2009. The composition of our investment portfolio was primarily Control and Affiliate investments as of December 31, 2010. Due to the sales of A. Stucki and Chase, as well as other exits from our portfolio, there has been a significant reduction in our income and capital gain generating assets. While we intend to reinvest our cash as quickly as possible into income and capital gain generating assets, as we did in Venyu and Precision, there can be no guarantee that that we will be able to close such investments.
Operating Expenses
Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased slightly for the nine months ended December 31, 2010, primarily due to a reduction in interest expense and deferred financing fees associated with the Credit Facility, partially offset by an increase in the incentive fee accrual, as compared to the prior year period.
Loan servicing fees decreased for the nine months ended December 31, 2010, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees was a result of the reduced size of our pledged loan portfolio, caused primarily by the A. Stucki and Chase exits in June 2010 and December 2010, respectively.
The net base management fee increased for the nine months ended December 31, 2010, as compared to the prior year period, which is reflective of holding fewer loans that generate loan servicing fees that reduce the base management fee, partially offset by increased unencumbered cash holdings that are subject to the base management fee during the nine months ended December 31, 2010 when compared to the prior year period. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans has also been reduced. However, the credit we received for fees paid to our Adviser from our portfolio companies increased during the nine months ended December 31, 2010 , due to fees earned on the closing of new investments in Venyu and Precision. An incentive fee was earned by the Adviser during the nine months ended December 31, 2010, due in part to Other income recorded in connection with the A. Stucki and Chase sales. The incentive fee earned during the prior year period was due primarily to a one-time dividend prepayment received from A. Stucki. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2010	2009
Average total assets subject to base management fee(1)	$198,000	$232,000
Multiplied by pro-rated annual base management fee of 2.0%	1.5%	1.5%

Unadjusted base management fee	2,970	3,480

Reduction for loan servicing fees(2)	(2,124)	(2,892)

Base management fee(2)	$846	$588

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(15)	(265)
Credit for fees received by Adviser from the portfolio companies	(615)	(326)

Credit to base management fee from Adviser(2)	(630)	(591)

Net base management fee	$216	$(3)

Incentive fee(2)	$2,949	$588

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected as a line item on the Condensed Consolidated Statement of Operations located elsewhere in this report.
Interest expense decreased for the nine months ended December 31, 2010, as compared to the prior year period, primarily due to decreased borrowings under the Credit Facility. The weighted average balance outstanding on our line of credit during the nine months ended December 31, 2010 was approximately $3.8 million, as compared to $29.0 million in the prior year period, a decrease of 86.9%. The effective interest rate, excluding the impact of deferred financing fees, charged on our borrowings increased under our Credit Facility during the nine months ended December 31, 2010 to 18.90%, up from 7.47% during the prior year period. The increase in the effective interest rate was due to the unused commitment fee, which accrued at a higher rate and had a higher unused commitment base than our Prior Credit Facility, and a lower balance of borrowings outstanding to which allocate the expenses during the nine months ended December 31, 2010, when compared to the prior year period.
We incurred few deferred financing costs with the renewal of the Credit Facility in April 2010, and, as a result, our amortization of deferred financing fees decreased during the nine months ended December 31, 2010, as compared to the prior year. Last year, we incurred significant one-time costs related to the termination of our Prior Credit Facility and transition to our Credit Facility, resulting in significant amortization of deferred financing fees during the nine months ended December 31, 2009.
Realized and Unrealized Gain (Loss) on Investments
Realized Gains (Losses)
During the nine months ended December 31, 2010, we exited two proprietary investments, A. Stucki and Chase, for total proceeds of $92.5 million and recorded a realized gain of $23.5 million. During the nine months ended December 31, 2009, we exited 30 senior syndicated loans and a portion of another senior syndicated loan for aggregate proceeds of approximately $74.7 million in cash and recorded a realized loss of approximately $35.9 million. The realized losses were primarily attributable to liquidity needs from the Syndicated Loan Sales associated with the repayment of amounts outstanding under our Prior Credit Facility, which matured in April 2009.
Unrealized (Depreciation) Appreciation
Net unrealized (depreciation) appreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the nine months ended December 31, 2010, we recorded net unrealized depreciation of investments in the aggregate amount of $24.1 million, which included the reversal of $21.9 million in aggregate unrealized appreciation related to the A. Stucki and Chase sales. Excluding reversals, we had $2.2 million in net unrealized depreciation for the nine months ended December 31, 2010. The unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2010 was as follows:

		Nine Months Ended December 31, 2010
				Reversal of
			Unrealized	Unrealized
	Investment	Realized	Appreciation	(Appreciation)	Net Gain
Portfolio Company	Classification	Gain (Loss)	(Depreciation)	Depreciation	(Loss)
Chase II Holding Corp.	Control	$6,857	$3,753	$(4,444)	$6,166
Acme Cryogenics, Inc.	Control	—	5,028	—	5,028
Noble Logistics, Inc.	Affiliate	—	2,986	—	2,986
Cavert II Holding Corp.	Control	—	1,774	—	1,774
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	500	—	500
Quench Holdings Corp.	Affiliate	—	176	—	176
Interstate FiberNet, Inc.	Non-Control/Non-Affiliate	18	—	(19)	(1)
Tread Corp.	Control	—	(103)	—	(103)
Country Club Enterprises, LLC	Control	—	(149)	—	(149)
A. Stucki Holding Corp.	Control	16,614	—	(17,405)	(791)
ASH Holdings Corp.	Control	—	(3,005)	—	(3,005)
Galaxy Tool Holding Corp.	Control	—	(13,238)	—	(13,238)
Other, net (<$100 Net)	Various	—	83	—	83

Total		$23,489	$(2,195)	$(21,868)	$(574)

The primary changes in our net unrealized depreciation for the nine months ended December 31, 2010 were the reversal of previously recorded unrealized appreciation on the A. Stucki sale, the unrealized depreciation recorded on Galaxy, which underwent a restructuring which resulted in the conversion of $12.1 million of debt at fair value as of June 30, 2010 into preferred and common equity, and a full markdown in fair value on ASH, which had a fair value of $0 as of December 31, 2010. Noteworthy appreciation was experienced in our equity holdings of Acme Cryogenics, Inc., Noble Logistics, Inc., and Cavert, as well as in our debt position in Survey Sampling, LLC. Excluding the impact of Galaxy and A. Stucki, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
During the nine months ended December 31, 2009, we had net unrealized depreciation of investments in the aggregate amount of $3.5 million, which included the reversal of $35.7 million in unrealized depreciation, primarily related to the Syndicated Loan Sales. Excluding reversals, we had $32.2 million in net unrealized depreciation for the nine months ended December 31, 2009. The unrealized depreciation recognized on our portfolio investments was primarily due to a decrease in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments. The unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2009 was as follows:

		Nine Months Ended December 31, 2009
				Reversal of
			Unrealized	Unrealized
	Investment	Realized	Appreciation	(Appreciation)	Net Gain
Portfolio Company	Classification	Gain (Loss)	(Depreciation)	Depreciation	(Loss)
Cavert II Holding Corp.	Control	$—	$2,466	$—	$2,466
Interstate FiberNet, Inc.	Non-Control/Non-Affiliate	(561)	872	559	870
American Greetings Corp.	Non-Control/Non-Affiliate	—	714	—	714
Quench Holdings Corp.	Affiliate	—	427	—	427
ASH Holdings Corp.	Control	—	368	—	368
B-Dry, LLC	Non-Control/Non-Affiliate	—	300	—	300
HMTBP Acquisition II Corp.	Non-Control/Non-Affiliate	(757)	142	755	140
Mathey Investments, Inc.	Control	—	(789)	—	(789)
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	(1,169)	—	(1,169)
Tread Corp.	Affiliate	—	(1,196)	—	(1,196)
Danco Acquisition Corp.	Affiliate	—	(2,024)	—	(2,024)
Noble Logistics, Inc.	Affiliate	—	(2,328)	—	(2,328)
Country Club Enterprises, LLC	Control	—	(3,874)	—	(3,874)
Galaxy Tool Holding Corp.	Control	—	(5,445)	—	(5,445)
Acme Cryogenics, Inc.	Control	—	(6,942)	—	(6,942)
Chase II Holding Corp.	Control	—	(7,623)	—	(7,623)
A. Stucki Holding Corp.	Control	—	(13,135)	—	(13,135)
Syndicated Loan Sales, net	Non-Control/Non-Affiliate	(34,604)	—	34,423	(181)

Total		$(35,922)	$(39,236)	$35,737	$(39,421)

Significant unrealized depreciation was experienced in the equity holdings of our Control and Affiliate investments, during the nine months ended December 31, 2010, primarily due to general instability of the loan markets, a decrease in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded an aggregate of approximately $0.7 million of net unrealized depreciation on our debt positions for the nine months ended December 31, 2010, while our equity holdings experienced an aggregate of approximately $23.4 million of net unrealized depreciation. At December 31, 2010, the fair value of our investment portfolio was less than the cost basis of our portfolio by approximately $44.8 million, as compared to $20.7 million at March 31, 2010, representing net unrealized depreciation of $24.1 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations have generally stabilized over the past several quarters, our entire portfolio was fair valued at 77.1% of cost as of December 31, 2010. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the nine months ended December 31, 2010, we recorded a net increase in net assets resulting from operations of $13.6 million as a result of the factors discussed above. For the nine months ended December 31, 2009, we recorded a net decrease in net assets resulting from operations of $31.7 million. Our net increase (decrease) in net assets resulting from operations per basic and diluted weighted average common share for the nine months ended December 31, 2010 and 2009 was $0.62 and $(1.44), respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, except per share amounts or unless otherwise indicated)
Operating Activities
Net cash provided by operating activities for the nine months ended December 31, 2010 was approximately $28.4 million and consisted primarily of proceeds received from the A. Stucki and Chase sales, principal payments received from existing investments and the net unrealized depreciation of our investment portfolio over the period. Net cash provided by operating activities for the nine months ended December 31, 2009 was approximately $97.8 million and consisted primarily of the proceeds received from the Syndicated Loan Sales and the net loss realized on those sales and principal payments received from existing investments.
At December 31, 2010, we had investments in equity of, loans to, or syndicated participations in, 17 private companies with an aggregate cost basis of approximately $195.9 million. At December 31, 2009, we had investments in equity of, loans to, or syndicated participations in, 16 private companies with an aggregate cost basis of approximately $225.9 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2010 and 2009:

	Nine months ended December 31,
	2010	2009
Beginning investment portfolio, at fair value	$206,858	$313,930
New investments	35,814	—
Disbursements to existing investments	5,280	2,413
Scheduled principal repayments	(2,506)	(2,787)
Unscheduled principal repayments	(59,037)	(12,041)
Amortization of premiums and discounts	(6)	(2)
Proceeds from sales	(35,010)	(74,706)
Net realized gain (loss)	23,489	(35,922)
Net unrealized depreciation	(2,195)	(39,236)
Reversal of net unrealized (appreciation) depreciation	(21,868)	35,737
Other cash activity, net	(231)	—
Other non-cash activity, net	522	—

Ending investment portfolio, at fair value	$151,110	$187,386

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2010.

Amount
For the remaining three months ending March 31, 2011:	$1,640
For the fiscal year ending March 31:
2012	20,753
2013	30,109
2014	34,331
2015	20,942
2016	26,775
Thereafter	3,543

Total contractual repayments	$138,093
Investments in equity securities	58,023
Adjustments to cost basis on debt securities	(234)

Total cost basis of investments held at December 31, 2010:	$195,882

Prior to our new proprietary investments in Venyu in October 2010 and in Precision in December 2010, our most recent proprietary investment in a new portfolio company occurred in November 2008. In light of the A. Stucki and Chase sales and resulting liquidity, the general stabilization of our portfolio valuations over the past year and the increased investing opportunities that we see in our target markets, as demonstrated by our new $25.0 million and $10.8 million investments in Venyu and Precision, respectively, we are cautiously optimistic about the long-term prospects and are shifting our investment activity from being focused primarily on retaining capital and building the value of our existing portfolio companies to one that includes making new conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. Increasing new investment activity over the long run will require accessing capital markets, which continue to be challenging in these unstable economic conditions, and maintaining our RIC status.

Financing Activities
Net cash used in financing activities for the nine months ended December 31, 2010 was approximately $36.1 million, which was primarily a result of net repayments on our line of credit and short-term loan in excess of borrowings by approximately $27.4 million, in addition to distributions paid to stockholders of $7.9 million.
Net cash used in financing activities during the nine months ended December 31, 2009 was approximately $17.2 million, which primarily consisted of net repayments made on the line of credit, in connection with the termination of our prior credit facility, in addition to our distributions paid to stockholders of $7.9 million, partially offset by net proceeds received on the short-term loan from Jefferies.
Distributions
To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.04 per common share for each month during the nine months ended December 31, 2010 and 2009. In January 2011, our Board of Directors declared a monthly distribution of $0.04 per common share for each of January, February and March 2011. We declared these distributions based on our estimates of net investment income for the fiscal year.
For the quarter ended December 31, 2010, please refer to “—Section 19(a) Disclosure” below for estimated tax characterization. For the fiscal year ended March 31, 2010, which includes the three months ended December 31, 2009, our distribution payments of approximately $10.6 million equaled our net investment income of approximately $10.6 million. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.
Section 19(a) Disclosure
Our Board of Directors estimates the source of the distributions at the time of their declaration, as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and also sends to our registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any source other than accumulative net investment income during the fiscal year. The estimates of the source of the distribution are interim estimates based on accounting principles generally accepted in the United States (“GAAP”) that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until our books and records are finalized for the calendar year. Following the calendar year end, after we have determined definitive information, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to our stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
Issuance of Equity
On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that was amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. We filed a post-effective amendment to the Registration Statement on August 24, 2010, which the SEC declared effective on December 23, 2010. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, warrants to purchase common stock, or a combination of these securities.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. At December 31, 2010, our stock closed trading at $7.65, representing a 15.0% discount to our NAV of $9.00 per share. Generally, the 1940 Act provides that we may not issue stock for a price below NAV per share, without first obtaining the approval of our stockholders and our independent directors, or through a rights offering.
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
On April 13, 2010, we renewed the Credit Facility through Business Investment, by entering into a third amended and restated credit agreement providing for a $50.0 million, two-year revolving line of credit. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all unpaid principal and interest will be due and payable on or before April 13, 2013. Advances under the Credit Facility were modified to generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. As of December 31, 2010, we had $8.0 million of principal outstanding with approximately $24.7 million of availability under the Credit Facility. As of January 28, 2011, there was no balance outstanding under the Credit Facility, and $24.1 million was available for borrowing due to certain limitations on our borrowing base.
The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve months ended March 31, 2011 and 2012. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain a (i) minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2010, we were in compliance with all covenants.
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
The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to us. At January 28, 2011, the amount due from the custodian was approximately $62.
The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of December 31, 2010 and January 28, 2011, we were in compliance with the covenants under the performance guaranty.
Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. Our entire portfolio was fair valued at 77.1% of cost as of December 31, 2010. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.
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
Short-Term Note
For each of June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010 (the “Measurement Dates”), we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the Measurement Dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, for the quarter ended December 31, 2010, we purchased $75.0 million of short-term T-Bills through Jefferies. The T-Bills were purchased with $7.6 million in funds drawn on the Credit Facility and the proceeds from a $67.4 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.72%. On January 4, 2011, we repaid the $7.6 million drawn on the Credit Facility for the transaction and, on January 6, 2011, when the T-Bills matured, we repaid the $67.4 million loan from Jefferies.
Contractual Obligations and Off-Balance Sheet Arrangements
We were not a party to any signed term sheets for potential investments as of December 31, 2010. However, we have certain lines of credit with our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused line of credit commitments as of December 31, 2010 and March 31, 2010 to be nominal.
In October 2008, we executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $0.8 million for component Ford parts used by ASH to build truck bodies under a separate contract. Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of December 31, 2010, we have not been required to make any payments on the guaranty of the Finance Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprise, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers. The guaranty will expire in February 2011 unless it is renewed by us, CCE and Agricredit. In connection with this guaranty, we received a premium of $0.1 million from CCE, which approximates fair value. As of December 31, 2010, we have not been required to make any payments on the guaranty of the Floor Plan Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In April 2010, we executed a guaranty of vendor recourse for up to $1.8 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $1.8 million of transactions with long-time customers who lack the financial history to qualify for third party financing. In connection with this guaranty, we received a premium of $0.1 million from CCE, which approximates fair value. As of December 31, 2010, we have not been required to make any payments on the guaranty of the Recourse Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In accordance with GAAP, the unused portions of these commitments are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of December 31, 2010 and March 31, 2010:

	As of December 31,	As of March 31,
	2010	2010
Unused lines of credit	$2,600	$1,814
Guarantees	4,501	2,250

The following table shows our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Less than
Contractual Obligations(1)	1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings:
Short-term loan(2)	$67,400	$—	$—	$—	$67,400
Credit Facility(3)	—	8,000	—	—	8,000

Total borrowings	$67,400	$8,000	$—	$—	$75,400

(1)	Excludes the unused commitments to extend credit to our customers of $1.8 million, as discussed above.

(2)	On January 6, 2011, we repaid the entire short-term loan.

(3)	On January 4, 2011, we repaid the full balance outstanding on the Credit Facility.
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
As of December 31, 2010, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value our syndicated loans at December 31, 2010.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard and Poor’s Securities Evaluations, Inc (“SPSE”). We may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

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

Company’s	First	Second
System	NRSRO	NRSRO	Gladstone Investment’s Description(1)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
<1	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(1)	The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of December 31, 2010, one Control investment, ASH, was on non-accrual with a fair value of $0. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, which represented 1.0% of the fair value of all loans held in our portfolio at March 31, 2010. Additionally, we do not risk rate our equity securities.
The following table lists the risk ratings for all proprietary loans in our portfolio as of December 31, 2010 and March 31, 2010, representing approximately 96.0% and 93.5%, respectively, of all loans in our portfolio at fair value at the end of each period:

	As of December 31,	As of March 31,
Rating	2010	2010
Highest	9.0	9.0
Average	5.5	5.3
Weighted Average	5.8	5.9
Lowest	3.0	2.0
The risk rating for the syndicated loan that was not rated by an NRSRO, Survey Sampling, LLC, was 9.0 as of December 31, 2010 and March 31, 2010, representing approximately 1.2% and 0.7%, respectively, of all loans in our portfolio at fair value at the end of each period. For loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The weighted average risk ratings for all loans in our portfolio that were rated by an NRSRO were BB+/Ba2 and B/B2 as of December 31, 2010 and March 31, 2010, respectively, representing approximately 2.8% and 5.8%, respectively, of all loans in our portfolio at fair value at the end of each period.
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
In an effort to avoid certain excise taxes to which RIC’s are subject, we intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains from preceding years that were not distributed during such years. However, for the calendar year ended December 31, 2010, we did incur an excise tax of approximately $24.
We sought and received a private letter ruling from the Internal Revenue Service (“IRS”) related to our tax treatment for success fees. In the ruling, executed by our consent on January 3, 2011, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount will be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a realized gain for tax characterization purposes. The private letter ruling does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.

Revenue Recognition
Interest and Dividend Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to principal, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, or as a result of a restructuring such that the interest income is deemed to be collectible. At December 31, 2010, one Control investment, ASH, was on non-accrual with a fair value of $0. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in our portfolio at March 31, 2010.
We have one loan in our portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $7 for both the three and nine months ended December 31, 2010. No PIK interest was recorded during the three or nine months ended December 31, 2009.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in our Condensed Consolidated Statements of Operations. We recorded $2.7 million of success fees during the quarter ended December 31, 2010, $2.3 million of which resulted from the exit and payoff of Chase and $0.4 million of which resulted from a prepayment received from Mathey. During the nine months ended December 31, 2010, we also received success fees of $2.0 million from A. Stucki, which resulted from the exit and payoff A. Stucki, and $0.8 million from a prepayment received from Cavert. Prior to the current fiscal year, we had not recorded any success fees.
Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. During the quarter ended December 31, 2010, we recorded and collected $4.0 million of dividends accrued on preferred shares of Chase. During the nine months ended December 31, 2010, we also recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale. During the nine months ended December 31, 2009, we recorded and collected approximately $1.0 million of cash dividends on preferred shares of A. Stucki.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At December 31, 2010, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

2.1%	Variable rates
65.1	Variable rates with a floor
32.8	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended December 31, 2010 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the SEC on May 24, 2010.

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
ITEM 4. CONTROLS AND PROCEDURES.
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section in our Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (No. 333-160720) as filed with the Securities and Exchange Commission on November 22, 2010.
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

Date: January 31, 2011

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