Form 10-K
period 2011-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2011-05-23
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 814-00704

GLADSTONE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	83-0423116
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1521 Westbranch Drive, Suite 200
McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)
(703) 287-5800
(Registrant’s telephone number, including area code)
     Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	NASDAQ Global Select Market
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2010, based on the closing price on that date of $6.70 on the NASDAQ Global Select Market, was $147,936,891. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,080,133 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 20, 2011.
Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE INVESTMENT CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
MARCH 31, 2011

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
PART I
In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts are in thousands unless otherwise indicated.

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
We seek to achieve returns through current income generated from senior, subordinated and mezzanine debt, and capital gains from the sale of preferred stock, warrants to purchase common stock and common stock that we purchase in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams. We seek to make investments that generally range between $10 million and $40 million each, although this investment size may vary proportionately as the size of our capital base changes. Typically, our investments mature in no more than seven years and accrue interest at fixed or variable rates with floors in place. We invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were to be investing alone.
We expect that our target portfolio over time will primarily include the following three categories of investments in private companies:
•	Subordinated Debt and Mezzanine Debt. We anticipate that, over time, much of the capital that we invest will be in the form of subordinated or mezzanine debt. Most of our mezzanine and subordinated loans are collateralized by a subordinated lien on some or all of the assets of the borrower. We structure most of our mezzanine and subordinated loans with variable interest rates, but some are fixed rate loans. In either event, we structure the loans at rates of interest that provide us with significant current interest income and generally have interest rate floors to protect against declining interest rates. Our subordinated and mezzanine loans typically have maturities of five to seven years and provide for interest-only payments in the early years, with amortization of principal deferred to the later years of the mezzanine loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment.

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

•	Preferred Stock, Warrants to Purchase Common Stock and Common Stock. We also acquire preferred stock, warrants to purchase common stock or common stock, or a combination of the three, in connection with a buyout or recapitalization. These investments are generally in combination with an investment in one of our debt products. With respect to preferred stock, warrants to purchase common stock or common stock investments, we target an investment return substantially higher than our investments in loans. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole. The features of the preferred stock we receive vary by transaction but may include priority distribution rights, superior voting rights, redemption rights, liquidation preferences and other provisions intended to protect our interests. Generally speaking, warrants to purchase common stock and common stock do not have any current income and its value is realized, if at all, upon the sale of the business or following the company’s initial public offering.

•	Senior Secured Debt. We may provide senior secured acquisition financing for some portfolio companies. We typically structure these senior secured loans to have terms of three to five years, and they may provide for limited principal payments in the first few years of the term of the loan. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these senior loans. This collateral usually takes the form of first priority liens on the assets of the portfolio company. The interest rates on our senior secured loans are generally variable rates based on the London Interbank Offered Rate (“LIBOR”).
Investment Concentrations
Approximately 38.2% of the aggregate fair value of the Company’s investment portfolio at March 31, 2011 was comprised of senior term debt, 41.0% was senior subordinated term debt, and 20.8% was preferred and common equity securities or their equivalents. At March 31, 2011, the Company had investments in 17 portfolio companies with an aggregate fair value of $153.3 million, of which Venyu Solutions, Inc. (“Venyu”), Acme Cryogenics, Inc. (“Acme”) and Cavert II Holding Corp. (“Cavert”), collectively, comprised approximately $63.2 million, or 41.2% of the Company’s total investment portfolio, at fair value. The following table outlines our investments by security type at March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$64,566	$58,627	$102,446	$94,359
Senior subordinated term debt	74,602	62,806	79,799	71,112
Preferred equity	52,922	25,398	40,728	20,425
Common equity/Equivalents	5,102	6,454	4,594	20,962

Total Investments	$197,192	$153,285	$227,567	$206,858

Investments at fair value consisted of the following industry classifications at March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
		Percentage of		Percentage of Total
	Fair Value	Total Investments	Fair Value	Investments
Containers, packaging and glass	$29,029	19.0%	$18,731	9.1%
Electronics	25,012	16.3	—	—
Chemicals, plastics and rubber	19,906	13.0	13,585	6.6
Cargo transport	13,183	8.6	9,394	4.5
Diversified/Conglomerate manufacturing	12,746	8.3	43,054	20.8
Machinery	10,431	6.8	60,692	29.3
Buildings and real estate	10,120	6.6	10,220	4.9
Home and office furnishings/Consumer products	8,627	5.6	9,374	4.5
Automobile	7,560	4.9	9,040	4.4
Aerospace and defense	6,659	4.4	17,099	8.3
Oil and gas	4,931	3.2	4,943	2.4
Printing and publishing	3,073	2.0	2,895	1.4
Telecommunications	1,499	1.0	7,831	3.8
Diversified/Conglomerate service	509	0.3	—	—

Total Investments	$153,285	100.0%	$206,858	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
South	$92,172	60.1%	$60,363	29.2%
Northeast	38,126	24.9	81,276	39.3
West	12,746	8.3	16,124	7.8
Midwest	10,241	6.7	49,095	23.7

Total Investments	$153,285	100.0%	$206,858	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.
Our Investment Adviser and Administrator
Gladstone Management Corporation (our “Adviser”) is our affiliate and investment adviser and is led by a management team which has extensive experience in our lines of business. Our Adviser also has an affiliate, Gladstone Administration, LLC (our “Administrator”), which employs our chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. Excluding our chief financial officer, all of our executive officers serve as directors or executive officers, or both, of the following of our affiliates: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly traded BDC and RIC; our Adviser; and our Administrator. Our treasurer is also an executive officer of Gladstone Securities, LLC (“Gladstone Securities”), another of our affiliates, a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”).
Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates Gladstone Commercial; Gladstone Capital; Gladstone Partners Fund, L.P., a private partnership fund formed primarily to co-invest with us and Gladstone Capital; Gladstone Land Corporation, a private agricultural real estate company owned by David Gladstone, our chairman and chief executive officer; and Gladstone Lending Corporation (“Gladstone Lending”), a private corporation that has filed a registration statement on Form N-2 with the Securities and Exchange Commission (“SEC”), but which has not yet commenced operations. In the future, our Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers’ Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in New York, Illinois, Texas and Connecticut.
Investment Process
Overview of Investment and Approval Process
To originate investments, our Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. Our Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI“) from the Adviser’s investment committee, which is composed of David Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our co-vice chairman, chief operating officer and secretary) and George Stelljes III (our co-vice chairman and chief investment officer), to the prospective company. If this LOI is issued, then our Adviser’s investment professionals, or those of Gladstone Securities, will conduct a thorough due diligence investigation and create a detailed business analysis summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this investment profile to our Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our Board of Directors, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics
We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.
▪	Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and that have positive operating cash flow at the time of investment. In seeking income, we seek to invest in companies that generate relatively high and stable cash flow to provide some assurance that they will be able to service their debt and pay any required distributions on preferred stock. Typically, we do not expect to invest in start-up companies or companies with speculative business plans.

▪	Experienced Management. We generally require that our portfolio companies have experienced management teams. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

▪	Strong Competitive Position in an Industry. We seek to invest in target companies that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

▪	Exit Strategy. We seek to invest in companies that we believe will provide a stable stream of cash flow that is sufficient to repay the loans we make to them while reinvesting for the growth of their respective businesses. We target such internally generated cash flow to allow our portfolio companies to pay interest on, and repay the principal of, our investments. This is a major factor in our investment thesis and evaluation of risk. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive possibilities for capital appreciation on any equity interests we may obtain or retain. These capital appreciation possibilities include strategic acquisitions by other industry participants or financial buyers, initial public offerings of common stock, or other capital market transactions.

▪	Liquidation Value of Assets. The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in our investment analysis. We emphasize both tangible assets, such as accounts receivable, inventory, equipment, and real estate, and intangible assets, such as intellectual property, customer lists, networks, and databases, although the relative weight we place on these asset classes will vary by company and industry.
Extensive Due Diligence
Our Adviser and Gladstone Securities conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. Our due diligence investigation of a prospective portfolio company may begin with a review of publicly available information and generally includes some or all of the following:
▪	a review of the prospective portfolio company’s historical and projected financial information;

▪	visits to the prospective portfolio company’s business site(s);

▪	interviews with the prospective portfolio company’s management, employees, customers and vendors;

▪	review of all loan documents;

▪	background checks on the prospective portfolio company’s management team; and

▪	research on the prospective portfolio company’s products, services or particular industry and its competitive position.
Upon completion of a due diligence investigation and a decision to proceed with an investment in a buyout, recapitalization or other growth plan, our Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to our Adviser’s investment committee. The investment committee determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.
We also rely on the long-term relationships that our Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of and providing debt and equity capital to small and medium-sized private businesses plays a significant role in our investment evaluation and assessment of risk.

Investment Structure
Once we have determined that a prospective acquisition, buyout or recapitalization meets our standards and investment criteria, we work with the management of that company and other capital providers to structure the transaction in a way that provides us the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company. As we described in the Overview section above, the capital classes through which we typically structure a deal may include subordinated and mezzanine debt, senior secured debt and preferred and common equity. Through our risk management process, we seek to limit the downside risk of our investments by:
▪	making investments with an expected total return (including both interest and potential equity appreciation) that we believe compensates us for the credit risk of the investment;

▪	seeking collateral or superior positions in the portfolio company’s capital structure where possible;

▪	incorporating put rights and call protection into the investment structure where possible; and

▪	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with the need for the preservation of our capital.
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
Temporary Investments
Pending investment in our target market of small and medium-sized companies, we invest our otherwise uninvested cash primarily in cash, cash items, government securities or high-quality debt securities maturing in one year or less from the time of investment, to which we refer collectively as temporary investments, so that at least 70% of our assets are “qualifying assets,” for purposes of the business development company provisions of the 1940 Act. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “—Regulation as a Business Development Company.”
Hedging Strategies
Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly traded securities by, for example, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish or enhance a hedging strategy to seek to protect our investment in such securities. Therefore, by engaging in hedging transactions, we would seek to moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Hedging strategies can pose risks to us and our stockholders; however we believe that such activities are manageable because they will be limited to only a portion of our portfolio.
In April 2010, we, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), entered into a third amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”). Pursuant to our Credit Facility, we have agreed to enter into interest rate cap agreements, in connection with the borrowings that we make under our Credit Facility. We currently hold one interest rate cap agreement, which is not designated as a hedge for accounting purposes.
Section 12(a)(3) of the 1940 Act prohibits us from effecting a short sale of any security “in contravention of such rules and regulations or orders as the [SEC] may prescribe as necessary or appropriate in the public interest or for the protection of investors . . .” However, to date, the SEC has not promulgated regulations under this statute, it is possible that such regulations could be promulgated in the future in a way that would require us to change any hedging strategies that we may adopt. In addition, our ability to engage in short sales may be limited by the 1940 Act’s leverage limitations. We will only engage in hedging activities in compliance with applicable laws and regulations.
Competitive Advantages
A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. However, we believe that we have the following competitive advantages over other providers of financing to small and mid-sized businesses.
Management expertise
David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies (the “Gladstone Companies”), and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of our Adviser’s investment committee. David Dullum is our president and has extensive experience in private equity investing in middle market companies. Terry Lee Brubaker is our co-vice chairman, chief operating officer and secretary, and has substantial experience in acquisitions and operations of companies. George Stelljes III is our co-vice chairman and chief investment officer and has extensive experience in leveraged finance. Messrs. Gladstone, Dullum, Brubaker and Stelljes have principal management responsibility for our Adviser as its senior executive officers. These individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together for more than 10 years. In addition, we have access to the resources and expertise of our Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.
Increased access to investment opportunities developed through proprietary research capability and an extensive network of contacts
Our Adviser seeks to identify potential investments both through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom our Adviser’s investment professionals have long-term relationships. We believe that our Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation in investment management enables us to identify well-positioned prospective portfolio companies which provide attractive investment opportunities. Additionally, our Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other companies.
Disciplined, value-and-income-oriented investment philosophy with a focus on preservation of capital
In making its investment decisions, our Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect our Adviser to use the same value-and-income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. Our Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:
▪	focusing on companies with good market positions, established management teams and good cash flow;

▪	investing in businesses with experienced management teams;

▪	engaging in extensive due diligence from the perspective of a long-term investor;

▪	investing at low price-to-cash flow multiples; and

▪	adopting flexible transaction structures by drawing on the experience of the investment professionals of our Adviser and its affiliates.
Longer investment horizon with attractive publicly traded model
Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to 10 years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible transaction structuring
We believe our Adviser’s broad expertise and ability to draw upon many years of combined experience enables it to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach enables our Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Code. After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.
Leverage
For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we may issue senior debt securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior debt securities and preferred stock, to which we refer collectively as senior securities, in amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after each issuance of senior securities. We may also incur such indebtedness to repurchase our common stock. As a result of issuing senior securities, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions or incur additional indebtedness would be restricted if asset coverage is less than twice our indebtedness. If the value of our assets declines, we might be unable to satisfy that test. If this happens, we may be required to liquidate a portion of our loan portfolio and repay a portion of our indebtedness at a time when a sale may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness will not be available for distributions to our stockholders. Our Board of Directors is authorized to provide for the issuance of preferred stock with such preferences, powers, rights and privileges as it deems appropriate, provided that such an issuance adheres to the requirements of the 1940 Act. See “—Regulation as a Business Development Company—Asset Coverage” for a discussion of our leveraging constraints.
Ongoing Management of Investments and Portfolio Company Relationships
Our Adviser’s investment professionals actively oversee each investment by evaluating the portfolio company’s performance and working collaboratively with the portfolio company’s management to find and incorporate best resources and practices that help us achieve our expected investment performance.
Monitoring
Our Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each is performing within expectations and to guide the portfolio company’s management in taking the appropriate course of action. Our Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:
▪	Monthly analysis of financial and operating performance;

▪	Assessment of the portfolio company’s performance against its business plan and our investment expectations;

▪	Assessment of the investment’s risks;

▪	Participation in portfolio company board of directors or management meetings;

▪	Assessment of portfolio company management, sponsor, governance and strategic direction;

▪	Assessment of the portfolio company’s industry and competitive environment; and

▪	Review and assessment of the portfolio company’s operating outlook and financial projections.
Relationship Management
Our Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:
▪	Management;

▪	Boards of directors;

▪	Financial sponsors;

▪	Capital partners; and

▪	Advisers and consultants.
Managerial Assistance and Services
As a business development company, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we nor our Adviser currently receives fees in connection with the managerial assistance we make available. At times, our Adviser provides other services to certain of our portfolio companies and it receives fees for these other services. 50% of certain of these fees and 100% of others are credited against the base management fee that we would otherwise be required to pay to our Adviser.
Valuation Process
The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. We value our investments in accordance with the requirements of the 1940 Act. We value securities for which market quotations are readily available at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors. In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available or reliable, we perform the following valuation process each quarter:
▪	Our quarterly valuation process begins with each portfolio company or investment being initially assessed by our Adviser’s investment professionals responsible for the investment, using the Policy.

▪	Preliminary valuation conclusions are then discussed with our management, and documented, along with any independent opinions of value provided by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”), for review by our Board of Directors.

▪	Our Board of Directors reviews this documentation and discusses the information provided by our management, and the opinions of value provided by SPSE to arrive at a determination that the Policy has been followed for determining the aggregate fair value of our portfolio of investments.
Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investment Valuation.”
Investment Advisory and Management Agreement
We entered into an investment advisory and management agreement with our Adviser (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 7, 2010, our Board of Directors approved the renewal of our Advisory Agreement with our Adviser through August 31, 2011.
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

Our Adviser also services the loans held by our wholly owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), in return for which our Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since we own these loans, all loan servicing fees paid to our Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended March 31, 2011 and 2010.

•	Portfolio Company Fees

Under the Advisory Agreement, our Adviser has also provided and continues to provide managerial assistance and other services to our portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees and 100% of others are credited against the base management fee that we would otherwise be required to pay to our Adviser.
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
Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to our Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years.
Additionally, in accordance with accounting principles generally accepted in the United States (“GAAP”), we did not accrue a capital gains-based incentive fee for the year ended March 31, 2011. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no GAAP accrual for a capital gains-based incentive fee for the years ended March 31, 2010 or 2009, either.
Administration Agreement
We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 7, 2010, our Board of Directors approved the renewal of our Administration Agreement with our Administrator through August 31, 2011.
Material U.S. Federal Income Tax Considerations
Regulated Investment Company Status
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
Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the quarterly 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At March 31, 2011, similar to other quarterly measurement dates subsequent to the Syndicated Loan Sales, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31, 2011, measurement date, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. As of the date of this filing, we remain below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to meet the 50% threshold and potential inability to do so in the future, our RIC status will be threatened if we make a new or additional investment before regaining consistent compliance with the 50% threshold. If we make such a new or additional investment and fail to regain compliance with the

50% threshold prior to the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, and changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold. In addition, a RIC may be able to cure a failure to meet the asset diversification requirements (i) in certain circumstances by disclosing the assets that cause the RIC to fail to satisfy the diversification test and disposing of those assets within the time provided by law, or (ii) in other circumstances by paying an additional corporate-level tax and by disposing of assets within the time provided by law.
Until the composition of our assets is above the required 50% threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the 50% threshold, thereby allowing us to make additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. We also continue to explore a number of other strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again regularly meet or exceed the 50% threshold. Our ability to implement any of these strategies will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.
Failure to Qualify as a RIC. If we are unable to qualify for treatment as a RIC and unable to cure a failure to qualify, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain to the extent of any unrealized appreciation on our assets unless we make a special election to pay corporate-level tax on any such unrealized appreciation recognized during the succeeding 10-year period. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.
Qualification as a RIC. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, 98% of our ordinary income and 98.2% of our capital gains. For the calendar year ended December 31, 2010, we incurred $24 in excise taxes.
The excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to treat the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that distributions, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.
If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through March 31, 2011, we incurred no OID income.

Taxation of Our U.S. Stockholders
Distributions. For any period during which we qualify for treatment as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not for capital gains dividends to the extent such amount reported by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the later of the due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.
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
We intend to conduct our business so as to retain our status as a business development company. A business development company may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in qualifying assets, as described in Section 55(a) (1) – (3) of the 1940 Act.
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
Investment Policies
We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquired in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

▪	We will at all times conduct our business so as to retain our status as a business development company. In order to retain that status, we must be operated for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a business development company or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire, as well as temporary investments, will generally be qualifying assets.

▪	We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. In order to do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.
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
Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser or our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. Excluding our chief financial officer, each of our executive officers is an employee or officer, or both, of our Adviser and our Administrator. No employee of our Adviser and our Administrator will dedicate all of his or her time to us. However, we expect that 25-30 full time employees of our Adviser and our Administrator will spend substantial time on our matters during the remainder of calendar year 2011 and all of calendar year 2012. To the extent we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.
As of May 20, 2011, our Adviser and Administrator collectively had 52 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
9	Executive Management
33	Investment Management, Portfolio Management and Due Diligence
10	Administration, Accounting, Compliance, Human Resources, Legal and Treasury
Available Information:
Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website at www.gladstoneinvestment.com. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations Manager, Gladstone Investment Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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
The United States is beginning to recover from the recession that largely began in late 2007. Despite signs of economic improvement and stabilization in both the equity and debt markets, however, conditions within the global credit markets generally continue to experience dislocation and stress. As a result, we do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which the disruptions will affect us. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments are also susceptible to these unstable economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These unstable economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of our non-performing assets to increase and the fair value of our portfolio to decrease. The unstable economic conditions may also decrease the value of collateral securing some of our loans as well as the value of our equity investments which would decrease our ability to borrow under our line of credit or raise equity capital, thereby further reducing our ability to make new investments.
The unstable economic conditions have affected the availability of credit generally and we have seen a reduction in committed funding under our line of credit from $125.0 million to $50.0 million and the withdrawal of Deutsche Bank AG as a committed lender. Moreover, during the first quarter of fiscal year 2010, we were forced to sell 29 of the 32 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 in order to repay amounts outstanding under our Prior Credit Facility. The loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of our total investments, and an aggregate fair value of approximately $69.8 million, or 22.2% of the fair value of our total investments, at March 31, 2009. As a result of these sales, we received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million. Our current line of credit limits our distributions to stockholders and, as a result, beginning in fiscal year 2010, we decreased our monthly cash distribution rate by 50.0% as compared to the prior year period in an effort to more closely align our distributions to our net investment income, though we had subsequently increased our distributions by 12.5% in April 2011. We do not know when market conditions will fully stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.
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
For example, during fiscal 2010, based on the Advisory Agreement, our Adviser was entitled to an incentive fee of $588 even though we incurred a loss of $4.4 million for the quarter ended December 31, 2009, resulting primarily from a decline in the value of our portfolio. The Adviser’s board of directors subsequently irrevocably waived and credited $102 of the incentive fee, resulting in a net incentive fee for the fiscal year ended March 31, 2010 of $486.
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
Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of our Adviser, Gladstone Capital and Gladstone Commercial and the sole stockholder of Gladstone Land. In addition, Mr. Brubaker, our co-vice chairman, chief operating officer and secretary is the vice chairman, chief operating officer and secretary of our Adviser, Gladstone Capital and Gladstone Commercial. Mr. Stelljes, our co-vice chairman and chief investment officer, is also the president and chief investment officer of our Adviser, Gladstone Capital and Gladstone Commercial. Mr. Dullum, our president and a director, is a senior managing director of our Adviser and a director of Gladstone Capital and Gladstone Commercial. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we target. For example, our Adviser filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of common stock of Gladstone Lending Corporation, a proposed fund that would primarily invest in first and second lien term loans. While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of our Adviser and its affiliated companies or investment funds managed by investment managers affiliated with our Adviser.
In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of March 31, 2011, our Board of Directors has approved the following types of co-investment transactions:
▪	Our affiliate, Gladstone Commercial, may lease property to portfolio companies that we do not control under certain circumstances. Our Adviser may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

▪	We may invest simultaneously with our affiliate Gladstone Capital in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

▪	Additionally, pursuant to an exemptive order granted by the Securities and Exchange Commission, our Adviser may sponsor a private investment fund to co-invest with us and Gladstone Capital in accordance with the terms and conditions of the order.
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
We are dependent upon informal relationships with investment bankers, business brokers and traditional lending institutions to provide us with deal flow. If we fail to maintain our relationship with such funds or institutions, or if we fail to establish strong referral relationships with other funds, we will not be able to grow our portfolio of investments and fully execute our business plan.
Risks Related to Our External Financing
In recent years, creditors have significantly curtailed their lending to business development companies, including us. Because of the limited amount of committed funding under our line of credit, we will have limited ability to fund new investments if we are unable to expand the facility.
On April 13, 2010, through Business Investment, we entered into a third amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. Committed funding under the Credit Facility was reduced from the $125.0 million under our Prior Credit Facility and Deutsche Bank AG, which was a committed lender under the Prior Credit Facility, elected not to participate in the Credit Facility and withdrew its commitment. The Credit Facility may be expanded up to $125.0 million through the addition of other committed lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. The Credit Facility matures on April 13, 2012, and if the facility is not renewed or extended by this date, all principal and interest will be due and payable within one year of maturity. Between the maturity date and April 13, 2013, our lenders have the right to apply all interest income to amounts outstanding under the Credit Facility. As of May 20, 2011 we had $41.7 million of borrowing capacity under the Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity in 2012 on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at the time of its maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.
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
Ultimately, we expect approximately 80% of the loans in our portfolio to be at variable rates determined on the basis of a LIBOR rate and approximately 20% to be at fixed rates. As of March 31, 2011, our portfolio had approximately 0.2% of the total loans at cost at variable rates, approximately 71.7% of the total loans at cost at variable rates with floors and approximately 28.1% of the total loans at cost at fixed rates.
We currently hold one interest rate cap agreement. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement.
In addition to regulatory limitations on our ability to raise capital, our line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our loans. In order to maintain RIC status, we will be required to distribute to our stockholders at least 90% of our ordinary income and short-term capital gains on an annual basis. Accordingly, such earnings will not be available to fund additional investments. Therefore, we entered into a Credit Facility, which provides us with a revolving credit line facility of $50.0 million, of which $41.7 million was available for borrowings as of May 20, 2011. The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set out in the credit agreement. Current market conditions have forced us to write down the value of a portion of our assets as required by the 1940 Act and fair value accounting rules. These are not realized losses but constitute adjustment in asset values for purposes of financial reporting and for collateral value for the Credit Facility. As assets are marked down in value, the amount we can borrow on the Credit Facility decreases.
As a result of the Credit Facility, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, and average life. The credit agreement also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum net worth. As of March 31, 2011, we were in compliance with these covenants; however, our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which valuation is subject to changing market conditions that remain very volatile, affects our ability to comply with these covenants.
During the year ended March 31, 2011, net unrealized depreciation on our investments was $23.2 million, which reflected the reversal of $21.9 million in unrealized appreciation resulting from our realized gains. Excluding reversals, we had $1.3 million in unrealized depreciation for the year ended March 31, 2011. During the year ended March 31, 2010, net unrealized appreciation on our investments was $14.3 million, which reflected the reversal of $35.7 million in unrealized depreciation resulting from our realized losses. Excluding reversals, we had $21.4 million in unrealized depreciation for the year ended March 31, 2010. Given the volatility in the capital markets, the cumulative unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the covenants under the Credit Facility. Accordingly, there are no assurances that we will continue to comply with these covenants. Under the Credit Facility, we are also required to maintain our status as a BDC under the 1940 Act and as a RIC under the Code. Because of changes in our asset portfolio, due to significant sales of Non-Control/Non-Affiliate investments during fiscal 2010, there is a significant possibility that we may not meet the asset diversification threshold under the Code’s rules applicable to a RIC as of our next quarterly testing date, June 30, 2011. Although this failure alone, in our current situation, will not cause us to lose our RIC status, our status could be jeopardized if we make any new investments, including additional investments in our portfolio companies (such as advances under our outstanding lines of credit). For more information on our current RIC status, see “Material U.S. Federal Income Tax Considerations — Regulated Investment Company Status.” Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
Any inability to renew, extend or replace our line of credit on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
Availability under the Credit Facility will terminate on April 13, 2012 and if the facility is not renewed or extended by such date, all principal and interest will be due and payable on April 13, 2013, one year after the date of maturity. Between the maturity date and April 13, 2013, our lenders have the right to apply all interest income to amounts outstanding under the Credit Facility. As of May 20, 2011, there were no borrowings outstanding on the Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by current economic conditions affecting the credit markets. Consequently, any renewal, extension or refinancing of the Credit Facility will potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds with regard to our ability to fund investments or maintain distributions to stockholders. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the line of credit. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Risks Related to Our Investments
We operate in a highly competitive market for investment opportunities.
A large number of entities compete with us and make the types of investments that we seek to make in small and mid-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss.
Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.
Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:
▪	Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus the recent recession, and any further economic downturns or recessions, are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

▪	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

▪	Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

▪	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately-owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, our Adviser and its employees and consultants to perform due diligence investigations of these portfolio companies, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

▪	Small and medium-sized businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

▪	Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

▪	Small and medium-sized businesses may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.
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
Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE or third-party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:
▪	the nature and realizable value of any collateral;

▪	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

▪	the markets in which the portfolio company does business;

▪	the comparison to publicly traded companies; and

▪	discounted cash flow and other relevant factors.
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
We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.
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
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. This risk is heightened as a result of our sale of the majority of senior syndicated loans in the quarter ended June 30, 2009. As a result of these sales and other exits, the total number of portfolio companies in which we hold investments decreased from 46 at March 31, 2009 to 17 at March 31, 2011. Our five largest investments represented 58.1% of the fair value of our total portfolio at March 31, 2011, compared to 48.7% at March 31, 2009. Any disposition of a significant investment in one or more companies may negatively impact our net investment income and limit our ability to pay distributions.
When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and its management may make decisions that could decrease the value of our investment.
We anticipate that some of our investments will continue to be either debt or minority equity investments in our portfolio companies. Therefore, we are and will remain subject to risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings. In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities.
We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.
Our strategy includes making debt and equity investments in companies in connection with acquisitions, buyouts and recapitalizations, which subjects us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees and maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments, which would likely harm our operating results and financial condition.
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
The adverse effect of current unstable economic conditions on federal, state and municipality revenues may induce these government entities to raise various taxes to make up for lost revenues. Additional taxation may have an adverse affect on our portfolio companies’ earnings and reduce their ability to repay our loans to them, thus affecting our quarterly and annual operating results.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.
As of March 31, 2011, we had investments in 17 portfolio companies, of which there were three investments, Venyu Solutions, Inc., Acme Cryogenics, Inc., and Cavert II Holdings Corp. that comprised approximately $63.2 million or 41.2% of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As of March 31, 2011, 19.0% of our total investments, at fair value, were invested in containers, packaging and glass companies and 16.3% of our total investments, at fair value, were invested in electronics companies. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.
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
When we make a subordinated loan, we may receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees. Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we may recognize might not be sufficient to offset losses we experience on our loan portfolio. Although, during the fiscal year ended March 31, 2011, we successfully achieved realized gains of $23.5 million in aggregate with the sale of A. Stucki Holding Corp. (“A. Stucki”) in June 2010 and Chase II Holding Corp. (“Chase”) in December 2010, these were the first management-supported buyout liquidity events since the inception of our fund in 2005. There can be no guarantees that such realized gains can be achieved in future periods and the impact of such sales on our results of operations for the fiscal 2011 should not be relied upon as being indicative of performance in future periods.

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
Risks Related to Our Regulation and Structure
We currently do not meet the 50% threshold of the asset diversification test applicable to RICs under the Code. If we make any additional investment in the future, including advances under outstanding lines of credit to our portfolio companies, and remain below this threshold as of June 30, 2011, or any subsequent quarter end, we would lose our RIC status unless we are able to cure such failure within 30 days of the quarter end.
In order to maintain RIC status under the Code, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, the securities of other RICs and other securities to the extent such other securities of any one issuer do not represent more than 5% of our total assets or more than 10% of the voting securities of such issuer. As a result of changes in the makeup of our assets during April and May 2009, due to the Syndicated Loan Sales, we fell below the 50% threshold. At March 31, 2011, as with each quarterly measurement date following the Syndicated Loan Sales, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31st measurement date, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. Until the composition of our assets is above the required 50% threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the asset diversification test, thereby allowing us to make new or additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. Failure to meet this threshold alone does not result in loss of our RIC status in our current situation. In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including in our case as a result of the sale of assets, we are still deemed under the rules to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. Because, in most circumstances, we are contractually required to advance funds on outstanding lines of credit upon the request of our portfolio companies, we may have a limited ability to avoid adding to existing investments in a manner that would cause us to fail the asset diversification test as of June 30, 2011 or as of subsequent quarterly measurement dates.
If we were to make a new or additional investment before regaining compliance with the 50% threshold, and we did not regain compliance prior to the next quarterly measurement date following such investment, we would have thirty days to “cure” our failure to meet the 50% threshold to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital as we have done, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold. Our ability to implement any of these cures would be subject to market conditions and a number of risks and uncertainties that would be, in part, beyond our control. Accordingly, we cannot guarantee you that we would be successful in curing any failure of the asset diversification test, which would subject us to corporate level tax. For additional information about the consequences of failing to satisfy the RIC qualification, see “—We will be subject to corporate level tax if we are unable to satisfy Internal Revenue Code requirements for RIC qualification.”
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
From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain, we do not recognize them as income until we have received payment. We sought and received a private letter ruling from the Internal Revenue Service (“IRS”) related to our tax treatment for success fees. In the ruling, executed by our consent on January 3, 2011, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount will be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a realized gain for tax characterization purposes. The private letter ruling does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011. As a result, we will be required to distribute such amounts to our stockholders in order to maintain RIC status for success fees we receive after January 1, 2011.
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
Our Board of Directors declares monthly distributions based on estimates of taxable income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of taxable income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital. A return of capital represents a return of a stockholder’s original investment in shares of our stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our shares by reducing the investor’s tax basis for such shares. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have a material adverse impact on our ability to make new investments.
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
The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include, but are not limited to, the following:
▪	general economic trends and other external factors;

▪	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

▪	significant volatility in the market price and trading volume of shares of RICs, business development companies or other companies in our sector, which is not necessarily related to the operating performance of these companies;

▪	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

▪	loss of business development company status;

▪	loss of RIC status;

▪	changes in our earnings or variations in our operating results;

▪	changes in the value of our portfolio of investments;

▪	any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

▪	departure of key personnel;

▪	operating performance of companies comparable to us;

▪	short-selling pressure with respect to our shares or business development companies generally;

▪	the announcement of proposed, or completed, offerings of our securities, including a rights offering; and

▪	loss of a major funding source.
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
Shares of closed-end investment companies frequently trade at a discount from net asset value. Since our inception, our common stock has at times traded above and below net asset value. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Subsequent to March 31, 2011, our stock has traded at discounts of up to 23.3% of our net asset value per share, which was $9.00 as of March 31, 2011. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below net asset value we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.
Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.
At our most recent annual meeting, our stockholders approved a proposal designed to allow us to access the capital markets in a way that absent stockholder approval, we are generally unable to due to restrictions applicable to business development companies under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year. At the upcoming annual stockholders meeting, scheduled for August 4, 2011, our stockholders will be asked to vote in favor of this proposal for another year. During the past year, our common stock has traded consistently, and at times significantly, below net asset value. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.
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
We do not own any real estate or other physical properties materially important to our operations. Our Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to the Advisory Agreement and Administration Agreement. Our Adviser and Administrator are headquartered in McLean, Virginia and our Adviser also has operations in New York, Illinois, Texas and Connecticut.

ITEM 3.	LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol “GAIN” The following table reflects, by quarter, the high and low closing prices per share of our common stock on the Nasdaq Global Select Market, the closing sale price as a percentage of net asset value (“NAV”) and quarterly distributions declared per share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2011 and 2010 represent the cumulative amount of the distributions declared per share for the months composing such quarter.

	Quarter		Closing Sales Price		Discount of	Discount of	Declared
	Ended	NAV (1)	High	Low	High to NAV(2)	Low to NAV(2)	Distributions
FY 2011	6/30/10	$8.86	$6.89	$5.13	22%	42%	$0.12
	9/30/10	8.43	6.93	5.52	18	35	0.12
	12/31/10	9.00	7.90	6.61	12	27	0.12
	3/31/11	9.00	8.28	6.92	8	23	0.12

FY 2010	6/30/09	$9.19	$5.38	$3.52	41%	62%	$0.12
	9/30/09	8.24	5.37	4.02	35	51	0.12
	12/31/09	7.93	5.11	4.41	36	44	0.12
	3/31/10	8.74	6.23	4.61	29	47	0.12

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	The discounts set forth in these columns represent the high or low, as applicable, closing price per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the discount to NAV per share on the date of the high and low closing prices.
As of May 17, 2011 there were approximately 30 beneficial owners of our common stock.
Distributions
We currently intend to distribute in the form of cash distributions a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to retain some or all of our long-term capital gains, but to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases our Board of Directors may choose to distribute our net realized long-term capital gains by paying a one-time special distribution.
Recent Sales of Unregistered Securities and Purchases of Equity Securities
We did not sell any unregistered shares of common stock or repurchase any shares of our common stock during the fiscal year ended March 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA
The following consolidated selected financial data for the fiscal years ended March 31, 2011, 2010, 2009, 2008 and 2007, are derived from our audited consolidated financial statements. The other data included at the bottom of the table is unaudited. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended March 31,
	2011	2010	2009	2008	2007
Statement of operations data:
Total investment income	$26,064	$20,785	$25,812	$27,894	$17,262
Total expenses net of credits from Adviser	9,893	10,187	12,424	14,842	6,114

Net investment income	16,171	10,598	13,388	13,052	11,148

Net gain (loss) on investments	268	(21,669)	(24,837)	(13,993)	(3,879)

Net increase (decrease) in net assets resulting from operations	$16,439	$(11,071)	$(11,449)	$(941)	$7,269

Per share data(1):
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted	$0.74	$(0.50)	$(0.53)	$(0.06)	$0.44
Net investment income before net gain (loss) on investments per common share—basic and diluted	0.73	0.48	0.62	0.79	0.67
Cash distributions declared per share	0.48	0.48	0.96	0.93	0.86
Statement of assets and liabilities data:
Total assets	$241,109	$297,161	$326,843	$352,293	$323,590
Net assets	198,829	192,978	214,802	206,445	222,819
Net asset value per share	9.00	8.74	9.73	12.47	13.46
Common shares outstanding	22,080,133	22,080,133	22,080,133	16,560,100	16,560,100
Weighted common shares outstanding—basic and diluted	22,080,133	22,080,133	21,545,936	16,560,100	16,560,100
Senior securities data:
Borrowings under line of credit (2)	$—	$27,812	$110,265	$144,835	$100,000
Short term loan(2)	40,000	75,000	—	—	—
Asset coverage ratio(3)	534%	281%	293%	242%	323%
Asset coverage per unit(4)	$5,344	$2,814	$2,930	$2,422	$3,228
Other unaudited data:
Number of portfolio companies	17	16	46	52	47
Average size of portfolio company investment at cost	$11,600	$14,223	$7,586	$6,746	$5,843
Principal amount of new investments	43,634	4,788	49,959	175,255	182,953
Proceeds from loan repayments and investments sold	97,491	90,240	46,742	96,437	61,167
Weighted average yield on investments(5)	11.39%	11.02%	8.22%	8.91%	8.72%
Total return(6)	38.56	79.80	(51.65)	(31.54)	4.36

(1)	Per share data for net increase (decrease) in net assets resulting from operations is based on the weighted average common stock outstanding for both basic and diluted.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.

(3)	As a business development company, the Company is generally required to maintain an asset coverage ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments. Asset coverage ratio is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(4)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(5)	Weighted average yield on investments equals interest income on investments divided by the annualized weighted average investment balance throughout the year.

(6)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus monthly distributions divided by the monthly beginning market value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Environment
While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. While these conditions are challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing subordinated debt with equity enhancement features and direct equity in support of management and sponsor-led buyouts of small and medium-sized companies.
These new investment opportunities translated into two new proprietary deals during the year ended March 31, 2011. In October 2010, we invested $25.0 million in Venyu Solutions, Inc. (“Venyu”), consisting of subordinated debt and preferred equity. Venyu, headquartered in Baton Rouge, Louisiana, is a leader in commercial-grade, customizable solutions for data protection, data hosting and disaster recovery. In December 2010, we invested $10.5 million in Precision Southeast, Inc. (“Precision”), consisting of senior debt and preferred and common equity. Precision, headquartered in Myrtle Beach, South Carolina, is a custom injection molding company, focused on the filtration, consumer and industrial markets. Subsequent to our fiscal year end, in April 2011, we invested $16.4 million in Mitchell Rubber Products, Inc. (“Mitchell Rubber”), consisting of subordinated debt and equity. Mitchell Rubber, headquartered in City of Industry, California, develops, mixes, and molds rubber compounds for specialized applications in the non-tire rubber market.
The increased investing opportunities in the marketplace also presented opportunities for us to achieve realized gains and other income. We achieved a significant amount of liquidity and realized gains with the sales of A. Stucki Holding Corp. (“A. Stucki”) in June 2010 and Chase II Holding Corp. (“Chase”) in December 2010. The sale of our equity in A. Stucki resulted in net cash proceeds to us of $21.4 million, and a realized gain of $16.6 million. In connection with the equity sale, we accrued and received cash dividend proceeds of $0.3 million from our preferred stock investment in A. Stucki. At the same time, we received $30.6 million in payment of our principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, we received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a Control investment, Neville Limited, on our Consolidated Schedule of Investments as of March 31, 2011. The net cash proceeds to us from the sale of our equity in Chase were $13.9 million, resulting in a realized gain of $6.9 million. In connection with the equity sale, we accrued and received cash dividend proceeds of $4.0 million from our preferred stock investment. At the same time, we received $22.9 million in repayment of our principal, accrued interest and success fees on the loans to Chase.
Subsequent to our fiscal year end, we sold our equity investment in and received partial redemption of our preferred stock, while investing new subordinated debt, in Cavert II Holding Corporation (“Cavert”) as part of a recapitalization. The gross cash proceeds to the Company from the sale of our equity in Cavert were $5.6 million, resulting in a realized gain of $5.5 million. At the same time, we received $2.3 million in a partial redemption of our preferred stock, received $0.7 million in preferred dividends and invested $5.7 million in new subordinated debt of Cavert.
The A. Stucki, Chase, and Cavert sales were our first management-supported buyout liquidity events, and each was an equity investment success, highlighting our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. We will strive to utilize this liquidity and the borrowing availability under our Credit

Facility to make new investments to potentially increase our net investment income and generate capital gains to enhance our ability to pay dividends to our stockholders.
Due to losses realized during the fiscal year ended March 31, 2010, which occurred in connection with the Syndicated Loan Sales, described below, which were available to offset future realized gains, we were not required to distribute the realized gains from the A. Stucki and Chase sales to stockholders during the fiscal year ended March 31, 2011. The economic conditions in 2008 and 2009 had affected the general availability of credit, and, as a result, during the quarter ended June 30, 2009, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009 to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair value of approximately $69.8 million, or 22.2% of the fair value of our total investments, at March 31, 2009. As a result of the settlement of the Syndicated Loan Sales and other exits, as well as one new syndicated loan investment, at March 31, 2011, we had two remaining syndicated loans. Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended March 31, 2011, we again fell below the required 50% threshold.
Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At March 31, 2011, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the March 31, 2011 measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold.
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
The Syndicated Loan Sales significantly changed the overall composition and reduced the total size of our portfolio. Because the Syndicated Loan Sales were from our Non-Control/Non-Affiliate investment category, the fair value of our Non-Control/Non-Affiliate investments decreased from 30.2% to 9.6% of our total portfolio from March 31, 2009 to March 31, 2011, respectively. In addition, the size of our portfolio decreased because we exited or received principal prepayments in the aggregate of $200.2 million in investments, at cost, partially offset by $48.4 million in disbursements to new and existing portfolio companies, from March 31, 2009 to March 31, 2011. We expect the overall composition of our investment portfolio to continue to consist of primarily Control and Affiliate investments.
On April 13, 2010, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit (the “Credit Facility”), arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all principal and interest will be due and payable one year later, on or before April 13, 2013. Advances under the Credit Facility were modified to generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. The Credit Facility limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended March 31, 2011 and 2012. Other significant changes to the Credit facility include a reduced minimum net worth covenant, which was modified to $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of May 20, 2011, there was no balance outstanding under the Credit Facility, and $41.7 million was available for borrowing due to certain limitations on our borrowing base.
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
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On May 20, 2011, the closing market price of our common stock was $6.90, which represented a 23.3% discount to our March 31, 2011 net asset value (“NAV”) per share of $9.00. When our stock trades below NAV, as it has consistently since September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 5, 2010, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect until our next annual stockholders meeting on August 4, 2011, at which time we will ask our stockholders to vote in favor of this proposal for another year.
Unstable economic conditions may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our Credit Facility. As of March 31, 2011, we were in compliance with all of the Credit Facility’s covenants.
We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, in light of the A. Stucki, Chase and Cavert sales and resulting liquidity, the general stabilization of our portfolio valuations over the past year and increased investing opportunities that we see in our target markets, as demonstrated by our three new investments in Venyu, Precision and Mitchell Rubber totaling $52.2 million, we are cautiously optimistic about the long term prospects for the U.S. economy and have shifted our near-term strategy to include making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. This should result in increased investment activity when compared to our activity over the past year, but our access to capital may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.
Investment Highlights
During the fiscal year ended March 31, 2011, we disbursed $36.3 million in new debt and equity investments, and we extended $7.3 million of investments to existing portfolio companies through revolver draws or additions to term notes. Also, during the fiscal year ended March 31, 2011, we exited two equity investments for aggregate proceeds of approximately $35.0 million, and we received scheduled and unscheduled contractual principal repayments of approximately $62.5 million. Since our initial public offering in June 2005 through March 31, 2011, we have made 153 investments in 91 companies for a total of approximately $626.5 million, before giving effect to principal repayments on investments and divestitures.
Recent Developments
Short-Term Loan
For every quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold, in part, through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold.
Therefore, for the most recent quarter end, on March 30, 2011, we purchased $40.0 million short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”). The T-Bills were purchased using $4.0 million from existing T-Bills for collateral and the proceeds from a $40.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%. On April 7, 2011, when the T-Bills matured, we repaid the $40.0 million loan from Jefferies.
Investment Activity
During our fiscal year ended March 31, 2011, we executed the following transactions with certain of our portfolio companies:
•	In April 2010, Interstate FiberNet, Inc. (“ITC”) made full repayment of its senior term debt owed to us resulting in the receipt of approximately $6.7 million in cash proceeds.

•	In May 2010, Cavert made full repayment of its senior term A debt owed to us resulting in the receipt of approximately $2.9 million in cash proceeds.

•	In June 2010, we sold our equity investment and received full repayment of our debt investment in A. Stucki in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to us from the sale of our equity in A. Stucki were $21.4 million, resulting in a realized gain of $16.6 million, which includes a $0.3 million closing adjustment decrease during the three months ended December 31, 2010. In connection with the equity sale, we accrued and received dividend cash proceeds of $0.3 million from our preferred stock investment in A. Stucki. At the same time, we received $30.6 million in payment of our principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, we received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and has been reflected as a Control investment, Neville Limited, on our Consolidated Schedule of Investments since June 30, 2010.

•	In July and August 2010, we restructured Galaxy Tool Holding Corporation (“Galaxy”) by converting $12.3 million of our senior subordinated term note into preferred and common stock and investing an additional $3.2 million into preferred stock. After the restructuring, our investments at cost in Galaxy consisted of a $5.2 million senior subordinated term note, $19.6 million in preferred stock and $0.1 million in common stock.

•	In September 2010, Cavert prepaid $0.8 million of its success fee on its senior term debt and senior subordinated term debt.

•	In October 2010, we invested $25.0 million in a new Control investment, Venyu, consisting of subordinated debt and preferred equity. Venyu, headquartered in Baton Rouge, Louisiana, is a leader in commercial-grade, customizable solutions for data protection, data hosting and disaster recovery.

•	In October and November 2010, Mathey Investments, Inc. (“Mathey”) prepaid $0.4 million of its success fee on its senior term debt.

•	In November 2010, we participated in a syndicated loan, Fifth Third Processing Solutions (“Fifth Third”), at a cost of $0.5 million.

•	In December 2010, we invested $10.5 million in a new Control investment, Precision, consisting of senior debt and preferred and common equity. Precision, headquartered in Myrtle Beach, South Carolina, is a custom injection molding company, focused on the filtration, consumer and industrial markets.

•	In December 2010, we sold our equity investment and received full repayment of our debt investment in Chase in connection with Chase’s sale of 100% of its outstanding capital stock. The net cash proceeds to us from the sale of our equity in Chase were $13.9 million, resulting in a realized gain of $6.9 million. In connection with the equity sale, we accrued and received cash dividend proceeds of $4.0 million from our preferred stock investment in Chase. At the same time, we received $22.9 million in repayment of our principal, accrued interest and success fees on the loans to Chase.
Refer to Note 14, “Subsequent Events” in the Consolidated Financial Statements included elsewhere in this Form 10-K for investment activity occurring subsequent to March 31, 2011.
Registration Statement
On July 21, 2009, we filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. We filed a post-effective amendment to such registration statement on August 24, 2010, which the SEC declared effective on December 23, 2010. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, or a combination of these securities.

Investment Strategy
We expect that our target portfolio over time will include mostly subordinated loans, mezzanine debt, preferred stock, warrants to buy common stock and common stock. Structurally, subordinated loans and mezzanine loans usually rank lower in priority of payment to senior debt, such as senior bank debt, and may be unsecured. However, subordinated debt and mezzanine loans rank senior to common and preferred equity in a borrower’s capital structure. Typically, subordinated debt and mezzanine loans have elements of both debt and equity instruments, offering returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity position. Due to its higher risk profile and often less restrictive covenants as compared to senior debt, mezzanine debt generally earns a higher return than senior secured debt. Any warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine debt also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through a pre-determined formula.
Our primary investment focuses are situations involving buyouts and recapitalizations of small and mid-sized companies with established management teams. We expect that our investments will generally range between $10.0 million and $40.0 million each, although this investment size may vary proportionately as the size of our capital base changes. Typically, our investments mature in no more than seven years and accrue interest at fixed or variable rates. We intend to invest either by ourselves or jointly with other buyout funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we were investing alone.
Certain loan investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at the end of the term. This interest is called paid in-kind (“PIK”) interest. We generally seek investments that do not generate PIK interest as we have to pay out this accrued interest as distributions to our stockholders and we may have to borrow money or raise additional capital in order to meet the tax test for RICs by having to pay out at least 90% of our income. As of March 31, 2011, one loan in our portfolio bore PIK interest, for which we recorded $12 for the fiscal year ended March 31, 2011.
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
Original issue discount (“OID”) arises when we extend a loan and receive an equity interest in the borrower at the same time. To the extent that the price paid for the equity is not at market value, we must allocate part of the price paid for the loan to the value of the equity. Then the amount allocated to the equity, the OID, must be amortized over the life of the loan. As with PIK interest, the amortization of OID also produces income that must be recognized for purposes of satisfying the distribution requirements for a RIC under Subchapter M of the Code, whereas the cash is received, if at all, when the equity instrument is sold. We seek to avoid OID with all potential investments under review, and as of March 31, 2011, we did not hold any investments with OID income.
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
Our Adviser and Gladstone Securities, each an affiliate of ours, receive fees for certain services they separately provide to certain of our portfolio companies. Such fees are generally paid directly to our Adviser and Gladstone Securities, respectively, by the borrower or potential borrower upon closing of the investment. When our Adviser receives such fees, 50% of certain of those fees and 100% of others are credited against the base management fee that we pay to our Adviser. Gladstone Securities provides certain of our portfolio companies with investment banking and due diligence services; these fees do not impact the fees that we pay the Adviser.
Our Adviser also receives fees for monitoring and reviewing portfolio company investments. These fees are generally paid annually or quarterly in advance to our Adviser throughout the life of the investment. Fees of this nature are recorded as revenue by our Adviser when earned and are not credited against the base management fee.

We may receive fees for the origination and closing services we provides to portfolio companies through our Adviser. These fees are recognized as revenue by our Adviser upon closing of the originated investment and are then credited against our base management fee.
Prior to making an investment, we ordinarily enter into a non-binding letter of intent (“LOI”) with the potential borrower. These LOIs are generally subject to a number of conditions, including, but not limited to, the satisfactory completion of our due diligence investigations of the potential borrower’s business, reaching agreement on the legal documentation for the loan, and the receipt of all necessary consents. Upon execution of the LOI, the potential borrower generally pays the Adviser a non-refundable fee for services rendered by the Adviser through the date of the LOI. These fees are received by the Adviser and are offset against the base management fee payable to the Adviser, which has the effect of reducing our expenses to the extent of any such fees received by the Adviser.
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
Our Adviser and Administrator
Our Adviser is led by a management team which has extensive experience in our lines of business. Our Adviser is controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone is also the chairman and chief executive officer of our Adviser. David Dullum is our president and has extensive experience in private equity investing in middle market companies. Terry Lee Brubaker is our co-vice chairman, chief operating officer and secretary and has substantial experience in acquisitions and operations of companies. George Stelljes III is our co-vice chairman and chief investment officer and has extensive experience in leveraged finance. One affiliate of our Adviser is Gladstone Administration, LLC (our “Administrator”), which employs our chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs.
Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly traded BDC and RIC; Gladstone Lending Corporation (“Gladstone Lending”), a proposed fund that would primarily invest in first and second lien term loans; Gladstone Partners Fund, L.P., a private partnership fund formed primarily to co-invest with us and Gladstone Capital and Gladstone Land Corporation, a private agricultural real estate company. Excluding our chief financial officer, all of our executive officers serve as either directors or executive officers, or both, of our Adviser, our Administrator, Gladstone Commercial and Gladstone Capital. In the future, our Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds, both public and private.
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
We also pay our Adviser a two-part incentive fee under the Advisory Agreement. The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. The Adviser did not earn the capital gains portion of the incentive fee for the fiscal year ended March 31, 2011.
We pay our direct expenses including, but not limited to, directors’ fees, legal and accounting fees, stockholder related expenses, and directors and officers insurance under the Advisory Agreement.
Since April 2008, our Board of Directors has accepted from our Adviser unconditional and irrevocable voluntary waivers on a quarterly basis to reduce the annual 2.0% base management fee on senior syndicated loans to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. In addition to the base management and incentive fees under the Advisory Agreement, 50% of certain fees received by the Adviser from our portfolio companies are credited against the investment advisory fee and paid to the Adviser.
The Adviser services our loan portfolio pursuant to a loan servicing agreement with Business Investment in return for a 2.0% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our Credit Facility.
On July 7, 2010, our Board of Directors approved the renewal of the Advisory Agreement with our Adviser through August 31, 2011. We expect that the Board of Directors will approve a further one year renewal in July 2011.
Administration Agreement
We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 7, 2010, our Board of Directors approved the renewal of our Administration Agreement with our Administrator through August 31, 2011. We expect that the Board of Directors will approve a further one year renewal in July 2011.

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended March 31, 2011 to the Fiscal Year Ended March 31, 2010

	For the fiscal year ended March 31,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$15,722	$19,817	$(4,095)	(20.7)%
Other income	10,342	968	9,374	968.4

Total investment income	26,064	20,785	5,279	25.4

EXPENSES
Loan servicing fee	2,743	3,747	(1,004)	(26.8)
Base management fee	1,236	737	499	67.7
Incentive fee	2,949	588	2,361	401.5
Administration fee	753	676	77	11.4
Interest expense	701	1,988	(1,287)	(64.7)
Amortization of deferred financing fees	491	1,618	(1,127)	(69.7)
Other	1,700	1,659	41	2.5

Expenses before credits from Adviser	10,573	11,013	(440)	(4.0)
Credits to fees	(680)	(826)	146	(17.7)

Total expenses net of credits to fee	9,893	10,187	(294)	(2.9)

NET INVESTMENT INCOME	16,171	10,598	5,573	52.6

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain (loss) on investments	23,489	(35,923)	59,412	NM
Net realized loss on other	—	(53)	53	(100.0)
Net unrealized (depreciation) appreciation on investments	(23,197)	14,305	(37,502)	NM
Net unrealized (depreciation) appreciation on other	(24)	2	(26)	NM

Net gain (loss) on investments and other	268	(21,669)	21,937	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,439	$(11,071)	$27,510	NM

NM = Not Meaningful
Investment Income
Total investment income increased by 25.4% for the year ended March 31, 2011, as compared to the prior year. This increase was due mainly to success fee and dividend income resulting from our exits from A. Stucki and Chase in June and December, 2010, respectively, and the success fee prepayments from Cavert and Mathey, partially offset by an overall decrease in the size of our loan portfolio, as compared to the prior year.
Interest income from our investments in debt securities decreased by 20.7% for the year ended March 31, 2011, as compared to the prior year for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the year ended March 31, 2011 was approximately $138.1 million, compared to approximately $179.2 million for the prior year period, due primarily to the Syndicated Loan Sales, the exits from A. Stucki and Chase, the restructuring of Galaxy and the payoff of ITC, partially offset with new investments in Venyu and Precision, subsequent to March 31, 2010. As of March 31, 2011 and 2010, one loan, ASH Holdings Corp. (“ASH”), was on non-accrual, with a weighted average cost basis of $8.3 million and $6.6 million for the years ended March 31, 2011 and 2010, respectively.
The following table lists the interest income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2011		Year Ended March 31, 2011
			Investment	% of Total
Company	Fair Value	% of Portfolio	Income	Investment Income

Venyu Solutions, Inc.	$25,012	16.3%	$1,056	4.1%
Acme Cryogenics, Inc.	19,906	13.0	1,737	6.7
Cavert II Holding Corp.	18,252	11.9	1,675	6.4
Noble Logistics, Inc.	13,183	8.6	1,468	5.6
Danco Acquisition Corp.	12,746	8.3	1,599	6.1

Subtotal—five largest investments	89,099	58.1	7,535	28.9
Other portfolio companies	64,186	41.9	18,529	71.1

Total investment portfolio	$153,285	100.0%	$26,064	100.0%

	As of March 31, 2010		Year Ended March 31, 2010
			Investment	% of Total
Company	Fair Value	% of Portfolio	Income	Investment Income

A. Stucki Holding Corp.	$50,379	24.3%	$3,246	15.6%
Chase II Holdings Corp.	29,101	14.1	2,545	12.2
Cavert II Holding Corp.	18,731	9.1	1,204	5.8
Galaxy Tool Holding Corp.	17,099	8.3	2,361	11.4
Danco Acquisition Corp.	13,953	6.7	1,661	8.0

Subtotal—five largest investments	129,263	62.5	11,017	53.0
Other portfolio companies	77,595	37.5	9,768	47.0

Total investment portfolio	$206,858	100.0%	$20,785	100.0%

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the year ended March 31, 2011 was 11.4%, compared to 11.0% for the prior year. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the year ended March 31, 2011 resulted primarily from the sales of lower interest-bearing senior syndicated loans. The composition of our investment portfolio was primarily Control and Affiliate investments as of March 31, 2011.
Other income increased significantly due to our sales of A. Stucki and Chase and success fee prepayments from Cavert and Mathey. We received an aggregate of $4.2 million in success fee income resulting from our sales of A. Stucki and Chase in June and December 2010, respectively. In addition, we recorded and collected $4.3 million of aggregate cash dividends on preferred shares of A. Stucki and Chase. We also accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale. In total, we recorded $9.0 million in other income resulting from the sales of A. Stucki and Chase. During the year ended March 31, 2011, we also recorded $0.8 million and $0.4 million in success fee income resulting from prepayments received from Cavert and Mathey, respectively. Other income for the year ended March 31, 2010 primarily consisted of $1.0 million of accrued cash dividends received from A. Stucki.
Operating Expenses
Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased slightly for the year ended March 31, 2011, primarily due to a reduction in interest expense and the amortization of deferred financing fees associated with the Credit Facility, partially offset by an increase in the incentive fee accrual, as compared to the prior year.
Loan servicing fees decreased for the year ended March 31, 2011, as compared to the prior year. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees was a result of the reduced size of our pledged loan portfolio, caused primarily by the A. Stucki and Chase exits in June and December 2010, respectively.
The net base management fee increased for the year ended March 31, 2011, as compared to the prior year, which is reflective of a decrease in the loan servicing fee, which reduced the base management fee, compared to the prior year. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans was also reduced. However, the credit we received for fees paid to our Adviser from our portfolio companies increased during the year ended March 31, 2011, due to fees earned on the closing of new investments in Venyu and Precision. An incentive fee was earned by the Adviser during the year ended March 31, 2011, due primarily to other income recorded in connection with the A. Stucki and Chase sales. The incentive fee earned during the prior year was due primarily to a one-time dividend prepayment received from A. Stucki. The base management and incentive fees are computed quarterly, as described under

“Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2011	2010
Average total assets subject to base management fee(1)	$198,950	$224,200
Multiplied by annual base management fee of 2%	2%	2%

Unadjusted base management fee	3,979	4,484

Reduction for loan servicing fees(2)	(2,743)	(3,747)

Base management fee(2)	$1,236	$737

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(15)	(291)
Credit for fees received by Adviser from the portfolio companies	(665)	(433)

Credit to base management fee from Adviser(2)	(680)	(724)

Net base management fee	$556	$13

Incentive fee(2)	$2,949	$588
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(102)

Net incentive fee	$2,949	$486

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(15)	$(291)
Credit for fees received by Adviser from portfolio companies	(665)	(433)
Incentive fee credit	—	(102)

Credit to base management and incentive fees from Adviser(2)	$(680)	$(826)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(2)	Reflected, in total, as a line item on the Consolidated Statement of Operations located elsewhere in this report.
Interest expense decreased for the year ended March 31, 2011, as compared to the prior year, primarily due to decreased borrowings under the Credit Facility. The weighted average balance outstanding on our Credit Facility during the year ended March 31, 2011 was approximately $2.9 million, as compared to $25.8 million in the prior year, a decrease of 88.8%. The effective interest rate, excluding the impact of deferred financing fees, charged on our borrowings increased under our Credit Facility during the year ended March 31, 2011 to 22.7%, up from 7.6% during the prior year. The increase in the effective interest rate was due to the unused commitment fee, which accrued at a higher rate and had a higher unused commitment base than our Prior Credit Facility, and a lower balance of borrowings outstanding to which allocate the expenses during the year ended March 31, 2011, when compared to the prior year.
We incurred minimal deferred financing costs with the renewal of the Credit Facility in April 2010, and, as a result, our amortization of deferred financing fees decreased during the year ended March 31, 2011, as compared to the prior year. During the year ended March 31, 2010, we incurred significant one-time costs related to the termination of our Prior Credit Facility and transition to our Credit Facility, resulting in significant amortization of deferred financing fees during the year.
Realized and Unrealized Gain (Loss) on Investments
Realized Losses
During the year ended March 31, 2011, we exited two proprietary investments, A. Stucki and Chase, and one syndicated loan, ITC, for total proceeds of $92.5 million and recorded a realized gain of $23.5 million. During the year ended March 31, 2010, we exited 30 senior syndicated loans and a portion of another senior syndicated loan for aggregate proceeds of approximately $74.7 million in cash and recorded a realized loss of approximately $35.9 million. These Syndicated Loan Sales and recognition of realized losses resulted from the liquidity needs associated with the repayment of amounts outstanding under our Prior Credit Facility that matured in April 2009.
Unrealized Appreciation and Depreciation
Net unrealized (depreciation) appreciation of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the year ended March 31, 2011, we recorded net unrealized depreciation on investments in the aggregate amount of $23.2 million, which included the reversal of $21.9 million in aggregate unrealized appreciation related to the A. Stucki and Chase sales. Excluding reversals, we had $1.3 million in net unrealized depreciation for the year ended March 31, 2011. The unrealized (depreciation) appreciation across our investments for the year ended March 31, 2011 was as follows:

		Year Ended March 31, 2011
			Unrealized	Reversal of
	Investment	Realized	Appreciation	Unrealized	Net Gain
Portfolio Company	Classification	Gain	(Depreciation)	Appreciation	(Loss)
Chase II Holding Corp.	Control	$6,856	$3,753	$(4,444)	$6,165
Acme Cryogenics, Inc.	Control	—	5,906	—	5,906
Noble Logistics, Inc.	Affiliate	—	4,489	—	4,489
Cavert II Holding Corp.	Control	—	2,446	—	2,446
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	507	—	507
Precision Southeast, Inc.	Control	—	253	—	253
American Greetings Corporation	Non-Control/Non-Affiliate	—	178	—	178
Mathey Investments, Inc.	Control	—	119	—	119
Country Club Enterprises, LLC	Control	—	(309)	—	(309)
Quench Holdings Corp.	Affiliate	—	(747)	—	(747)
A. Stucki Holding Corp.	Control	16,614	—	(17,405)	(791)
ASH Holdings Corp.	Control	—	(3,718)	—	(3,718)
Galaxy Tool Holding Corp.	Control	—	(13,956)	—	(13,956)
Other, net (<$100 Net)	Various	19	(250)	(19)	(250)

Total		$23,489	$(1,329)	$(21,868)	$292

The primary changes in our net unrealized depreciation for the year ended March 31, 2011 were the reversal of previously recorded unrealized appreciation on the A. Stucki and Chase exits, the unrealized depreciation recorded on Galaxy, which underwent a restructuring which resulted in the conversion of $12.1 million of debt at fair value as of June 30, 2010 into preferred and common equity, and a full markdown in fair value on ASH, which had a fair value of $0 as of March 31, 2011. Noteworthy appreciation was experienced in our equity holdings of Acme Cryogenics, Inc. (“Acme”), Noble Logistics, Inc. and Cavert. Excluding the impact of Galaxy, A. Stucki and Chase, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
During the year ended March 31, 2010, we had net unrealized depreciation of investments in the aggregate amount of $14.3 million, which included the reversal of $35.7 million in unrealized depreciation, primarily related to the Syndicated Loan Sales. Excluding reversals, we had $21.4 million in net unrealized depreciation for the year ended March 31, 2010. The unrealized appreciation (depreciation) across our investments for the year ended March 31, 2010 was as follows:

		Year Ended March 31, 2010
				Reversal of
			Unrealized	Unrealized
	Investment	Realized	Appreciation	(Appreciation)	Net Gain
Portfolio Company	Classification	Gain (Loss)	(Depreciation)	Depreciation	(Loss)
Cavert II Holding Corp.	Control	$—	$3,162	$—	$3,162
A. Stucki Holding Corp.	Control	—	2,773	—	2,773
Interstate FiberNet, Inc.	Non-Control/Non-Affiliate	(561)	2,564	561	2,564
Quench Holdings Corp.	Affiliate	—	1,032	—	1,032
American Greetings Corp.	Non-Control/Non-Affiliate	—	714	—	714
B-Dry, LLC	Non-Control/Non-Affiliate	—	370	—	370
HMTBP Acquisition II Corp.	Non-Control/Non-Affiliate	(757)	142	755	140
Syndicated Loan Sales, net	Non-Control/Non-Affiliate	(34,605)	—	34,422	(183)
ASH Holdings Corp.	Control	—	(684)	—	(684)
Mathey Investments, Inc. (1)	Control	—	(838)	—	(838)
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	(1,161)	—	(1,161)
Tread Corp.	Affiliate	—	(1,227)	—	(1,227)
Danco Acquisition Corp.	Affiliate	—	(1,875)	—	(1,875)
Noble Logistics, Inc.	Affiliate	—	(2,251)	—	(2,251)
Country Club Enterprises, LLC	Control	—	(3,856)	—	(3,856)
Galaxy Tool Holding Corp.	Control	—	(5,338)	—	(5,338)
Chase II Holding Corp.	Control	—	(7,124)	—	(7,124)
Acme Cryogenics, Inc.	Control	—	(7,836)	—	(7,836)

Total		$(35,923)	$(21,433)	$35,738	$(21,618)

(1)	Investment was reclassified from an Affiliate investment to a Control investment in the third quarter of the year ended March 31, 2010. Net unrealized depreciation of $838 includes $260 of unrealized appreciation recorded while classified as an Affiliate investment and $1,098 of unrealized depreciation recorded while classified as a Control investment.
The primary driver of our net unrealized appreciation for the year ended March 31, 2010 was the reversal of previously-recorded unrealized depreciation on our senior syndicated loan sales. Significant appreciation was also experienced in our equity holdings of Cavert and Stucki, as well as in our debt position of ITC. Substantial depreciation occurred in our equity holdings of several Control and Affiliate investments, most notably Acme, Chase, Galaxy, and Country Club Enterprises. The unrealized depreciation recognized on our portfolio investments was due predominantly to a reduction in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
Over our entire investment portfolio, we recorded an aggregate of approximately $1.0 million of net unrealized depreciation on our debt positions for the year ended March 31, 2011, while our equity holdings experienced an aggregate of approximately $22.2 million of net unrealized depreciation. At March 31, 2011, the fair value of our investment portfolio was less than our cost basis by approximately $43.9 million, as compared to $20.7 million at March 31, 2010, representing net unrealized depreciation of $23.2 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations have generally stabilized over the past several quarters, our entire portfolio was fair valued at 77.7% of cost as of March 31, 2011. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the year ended March 31, 2011, we recorded a net increase in net assets resulting from operations of $16.4 million as a result of the factors discussed above. For the year ended March 31, 2010, we recorded a net decrease in net assets resulting from operations of $11.1 million as a result of the factors discussed above. Our net increase (decrease) in net assets resulting from operations per basic and diluted weighted average common share for the years ended March 31, 2011 and 2010 was $0.74 and $(0.50), respectively.

Comparison of the Fiscal Year Ended March 31, 2010 to the Fiscal Year Ended March 31, 2009

	For the fiscal year ended March 31,
	2010	2009	$ Change	% Change
INVESTMENT INCOME
Interest income	$19,817	$25,245	$(5,428)	(21.5)%
Other income	968	567	401	70.7

Total investment income	20,785	25,812	(5,027)	(19.5)

EXPENSES
Loan servicing fee	3,747	5,002	(1,255)	(25.1)
Base management fee	737	1,699	(962)	(56.6)
Incentive fee	588	—	588	NM
Administration fee	676	821	(145)	(17.7)
Interest expense	1,988	5,349	(3,361)	(62.8)
Amortization of deferred financing fees	1,618	323	1,295	400.9
Other	1,659	1,704	(45)	(2.6)

Expenses before credits from Adviser	11,013	14,898	(3,885)	(26.1)
Credits to fees	(826)	(2,474)	1,648	(66.6)

Total expenses net of credits to fee	10,187	12,424	(2,237)	(18.0)

NET INVESTMENT INCOME	10,598	13,388	(2,790)	(20.8)

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized loss on investments	(35,923)	(5,023)	(30,900)	615.2
Net realized loss on other	(53)	—	(53)	NM
Net unrealized appreciation (depreciation) on investments	14,305	(19,814)	34,119	NM
Net unrealized appreciation on other	2	—	2	NM

Net loss on investments and other	(21,669)	(24,837)	3,168	(12.8)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,071)	$(11,449)	$378	(3.3)%

NM = Not Meaningful
Investment Income
Total investment income decreased by 19.5% for the year ended March 31, 2010 as compared to the prior year. This decrease was due mainly to a decrease in the size of our loan portfolio, specifically the senior syndicated loans, as well as continuing decreases in the London Interbank Offered Rate (“LIBOR”), as compared to the year ended March 31, 2009.
Interest income from our investments in debt securities decreased for the year ended March 31, 2010 as compared to the prior year several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the year ended March 31, 2010 was approximately $179.2 million, compared to approximately $297.5 million for the prior year, due primarily to the aggregate senior syndicated loan sales that occurred during the current fiscal year ended March 31, 2010. The weighted average cost basis of loans on non-accrual for the years ended March 31, 2010 and 2009 was $6.6 million and $12.0 million, respectively. The decrease in the non-accrual amount is due to the write-off of two additional loans in the prior year that were on non-accrual during fiscal year 2009. As of March 31, 2010, one loan, ASH, was on non-accrual.
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

The annualized weighted average yield on our portfolio, excluding cash and cash equivalents, for the year ended March 31, 2010 was 11.02%, compared to 8.22% for the prior year. The increase in the weighted average yield for the current year ended March 31, 2010 resulted primarily from our sales of lower interest-bearing senior syndicated loans subsequent to March 31, 2009. The composition of our investment portfolio was primarily Control and Affiliate investments as of March 31, 2010.
Other income increased for the year ended March 31, 2010, as compared the prior year, due to the receipt of approximately $1.0 million of dividends from our preferred equity investment in Stucki. The prior year balance was due to dividends received during the restructuring of our investment in Quench Holdings Corp. The remaining balance in other income is comprised of other miscellaneous income amounts.
Operating Expenses
Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased for the year ended March 31, 2010, primarily due to a reduction in interest expense associated with the Credit Facility, as well as an overall decrease in the amount of fees due to our Adviser, partially offset by an increase in the amortization of deferred financing fees related to the Credit Facility entered into in April 2009, as compared to the prior year.
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

	Year Ended March 31,
	2010	2009
Average total assets subject to base management fee(1)	$224,200	$335,050
Multiplied by annual base management fee of 2%	2%	2%

Unadjusted base management fee	4,484	6,701

Reduction for loan servicing fees(2)	(3,747)	(5,002)

Base management fee(2)	$737	$1,699

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(291)	(1,613)
Credit for fees received by Adviser from the portfolio companies	(433)	(861)

Credit to base management fee from Adviser	(724)	(2,474)

Net base management fee	$13	$(775)

Incentive fee(2)	$588	$—
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	(102)	—

Net incentive fee	$486	$—

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(291)	$(1,613)
Credit for fees received by Adviser from portfolio companies	(433)	(861)
Incentive fee credit	(102)	—

Credit to base management and incentive fees from Adviser(2)	$(826)	$(2,474)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters and appropriately adjusted for any share issuances or repurchases during the current year.

(2)	Reflected, in total, as a line item on the consolidated statement of operations located elsewhere in this report.
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
During the year ended March 31, 2010, we exited 30 senior syndicated loans and a portion of another senior syndicated loan for aggregate proceeds of approximately $74.7 million in cash and recorded a realized loss of approximately $35.9 million. For the year ended March 31, 2009, we recognized a net loss on 10 sales and three early exits of senior syndicated loans in the aggregate amount of approximately $5.0 million. The increase in realized losses is attributable to the Syndicated Loan Sales, which resulted from the liquidity needs associated with the repayment of amounts outstanding under our Prior Credit Facility that matured in April 2009.

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

Year Ended March 31, 2010
		Net Unrealized
	Investment	Appreciation
Portfolio Company	Classification	(Depreciation)
Aggregate Non-Proprietary Investments	Non-Control / Non-Affiliate	$37,997	(1)
Cavert II Holding Corp.	Control	3,162
A.Stucki Holding Corp.	Control	2,773
Quench Holdings Corp.	Affiliate	1,032
B-Dry, LLC	Non-Control / Non-Affiliate	370
ASH Holdings Corp.	Control	(684)
Mathey Investments, Inc.	Control	(838	)(2)
Tread Corp.	Affiliate	(1,227)
Danco Acquisition Corp.	Affiliate	(1,875)
Noble Logistics, Inc.	Affiliate	(2,251)
Country Club Enterprises, LLC	Control	(3,856)
Galaxy Tool Holding Corp.	Control	(5,338)
Chase II Holdings Corp.	Control	(7,124)
Acme Cryogenics, Inc.	Control	(7,836)

Total:		$14,305

(2)	Includes the reversal of approximately $35.7 million of previously-recorded unrealized depreciation relating to loans sold during the year ended March 31, 2010, as well as the net unrealized appreciation experienced during the year on Non-Control/Non-Affiliate investments held at March 31, 2010.

(3)	Investment was reclassified from an Affiliate investment to a Control investment in the third quarter of the year ended March 31, 2010. Net unrealized depreciation of $838 includes $260 of unrealized appreciation recorded while classified as an Affiliate investment and $1,098 of unrealized depreciation recorded while classified as a Control investment.
The primary driver of our net unrealized appreciation for the year ended March 31, 2010 was the reversal of previously-recorded unrealized depreciation on our senior syndicated loan sales. Significant appreciation was also experienced in our equity holdings of Cavert and Stucki, as well as in our debt position of ITC. Substantial depreciation occurred in our equity holdings of several Control and Affiliate investments, most notably Chase, Acme, Galaxy, and Country Club Enterprises. The unrealized depreciation recognized on our portfolio investments was due predominantly to a reduction in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
The unrealized appreciation (depreciation) across our investments for the year ended March 31, 2009 was as follows:

Year Ended March 31, 2009
		Net Unrealized
	Investment	Appreciation
Portfolio Company	Classification	(Depreciation)
A.Stucki Holding Corp.	Control	$4,339
Chase II Holdings Corp.	Control	2,874
ASH Holdings Corp.	Control	1,101
Galaxy Tool Holding Corp.	Control	1,027
Tread Corp.	Affiliate	418
Quench Holdings Corp.	Affiliate	392 (1)
Cavert II Holding Corp.	Control	384
Mathey Investments, Inc.	Affiliate	(260)
B-Dry, LLC	Non-Control / Non-Affiliate	(617)

Year Ended March 31, 2009
		Net Unrealized
	Investment	Appreciation
Portfolio Company	Classification	(Depreciation)
Danco Acquisition Corp.	Affiliate	(1,908)
Acme Cryogenics, Inc.	Control	(4,143)
Noble Logistics, Inc.	Affiliate	(7,620)
Aggregate Non-Proprietary Investments	Non-Control / Non-Affiliate	(15,801)

Total:		$(19,814)

(1)	Investment was reclassified from a Control investment to an Affiliate investment in the second quarter of fiscal year 2009. Net unrealized appreciation of $392 includes $3,447 of unrealized depreciation recorded while classified as a Control investment and $3,055 of unrealized appreciation recorded while classified as an Affiliate investment.
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

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash provided by operating activities for the year ended March 31, 2011 was approximately $67.1 million and consisted primarily of proceeds received from the A. Stucki and Chase sales and principal payments received from existing investments, partially offset by disbursements for new investments. Net cash provided by operating activities for the year ended March 31, 2010 was approximately $99.3 million and consisted primarily of proceeds received from the Syndicated Loan Sales and the net loss realized on those sales and principal payments received from existing investments, partially offset by the unrealized appreciation experienced throughout our loan portfolio during the year ended March 31, 2010.
At March 31, 2011, we had investments in equity of, loans to, or syndicated participations in, 17 private companies with an aggregate cost basis of approximately $197.2 million. At March 31, 2010, we had investments in equity of, loans to or syndicated participations in 16 private companies with an aggregate cost basis of approximately $227.6 million. The following table summarizes our total portfolio investment activity during the years ended March 31, 2011 and 2010:

	Year ended March 31,
	2011	2010
Beginning investment portfolio, at fair value	$206,858	$313,930
New investments	35,814	—
Disbursements to existing investments	7,293	3,938
Scheduled principal repayments	(3,214)	(3,294)
Unscheduled principal repayments	(59,037)	(11,390)
Amortization of premiums and discounts	(8)	(2)
Proceeds from sales	(35,009)	(74,706)
Net realized gain (loss)	23,489	(35,923)
Net unrealized depreciation	(1,329)	(21,433)
Reversal of net unrealized (appreciation) depreciation	(21,868)	35,738
Other cash activity, net	(231)	—
Other non-cash activity, net	527	—

Ending investment portfolio, at fair value	$153,285	$206,858

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2011.

Fiscal Year Ending March 31,	Amount
2012	$18,946
2013	33,866
2014	34,331
2015	21,942
2016	26,775
Thereafter	3,543

Total contractual repayments	$139,403
Investment in equity securities	58,023
Adjustments to cost basis on debt securities	(234)

Total cost basis of investments held at March 31, 2011:	$197,192

Prior to our proprietary investments in Venyu in October 2010 and in Precision in December 2010, our most recent proprietary investment in a new portfolio company occurred in November 2008. In light of the A. Stucki and Chase sales and resulting liquidity, the general stabilization of our portfolio valuations over the past year and the increased investing opportunities that we see in our target markets, as demonstrated by our $25.0 million and $10.5 million investments in Venyu and Precision, respectively, we are cautiously optimistic about the long-term prospects and have shifted our investment activity from being focused primarily on retaining capital and building the value of our existing portfolio companies to one that includes making new conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. Increasing new investment activity over the long run will require accessing capital markets, which continue to be challenging in these unstable economic conditions, while ensuring that we can maintain our RIC status.

Financing Activities
Net cash used in financing activities for the year ended March 31, 2011 was approximately $74.2 million, which was primarily a result of net repayments on our Credit Facility and short-term loan in excess of borrowings by approximately $62.8 million, in addition to distributions paid to stockholders of $10.6 million. Net cash used in financing activities for the year ended March 31, 2010 was approximately $18.8 million, which was primarily a result of net repayments on our Prior Credit Facility and short-term loan in excess of borrowings by approximately $7.5 million, in addition to our distributions paid to stockholders of $10.6 million.
Distributions
To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.04 per common share during each month of the fiscal years ended March 31, 2011 and 2010. In April 2011, our Board of Directors declared a monthly distribution of $0.045 per common share for each of April, May and June 2011. We declared these distributions based on our estimates of net taxable income for the fiscal year.
For the fiscal year ended March 31, 2011, our distributions to stockholders of approximately $10.6 million were less than our taxable income over the same period. At year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income. For the year ended March 31, 2010, distributions to our stockholders equaled taxable income available for distribution.
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
Equity
On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the SEC that was amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. We filed a post-effective amendment to the Registration Statement on August 24, 2010, which the SEC declared effective on December 23, 2010. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, warrants to purchase common stock, or a combination of these securities.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below net asset value, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. On March 31, 2011, our stock closed trading at $7.76, representing a 13.8% discount to our NAV of $9.00 per share. Generally, the 1940 Act provides that we may not issue stock for a price below NAV per share, without first obtaining the approval of our stockholders and our independent directors, or through a rights offering.
Future Capital Resources
At our 2010 annual stockholders meeting, our stockholders approved a proposal that allows us to sell shares of our common stock at a price below our then current net asset value per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting, currently scheduled for August 4, 2011, at which time we will ask our stockholders to vote in favor of this proposal for another year.
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
On April 13, 2010, we renewed the Credit Facility through Business Investment, by entering into a third amended and restated credit agreement providing for a $50.0 million, two-year revolving line of credit, which may be expanded up to $125.0 million through the addition of other committed lenders to the facility. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all unpaid principal and interest will be due and payable on or before April 13, 2013. Advances under the Credit Facility generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. As of March 31, 2011, there was no balance outstanding with approximately $33.9 million of availability under the Credit Facility.
The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011 and 2012. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2011, we were in compliance with all covenants.
During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank AG and entered into a new interest rate cap agreement, which expired in May 2011, for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the Credit Facility. We incurred a premium fee of approximately $39 in conjunction with this agreement.
In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.
The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to us. At May 20, 2011, the amount due from the custodian was approximately $1.4 million.
The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of March 31, 2011 and May 20, 2011, we were in compliance with the covenants under the performance guaranty.
Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. Our entire portfolio was fair valued at 77.7% of cost as of March 31, 2011. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.
The Credit Facility matures on April 13, 2012, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on or before April 13, 2013. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by then current economic conditions affecting the credit markets. If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders. Our inability to pay distributions could result in our failure to qualify as a RIC. Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, such as those recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ended June 30, 2009. Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.
Short-Term Note
For every quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold, primarily through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, for year end, on March 30, 2011, we purchased $40.0 million of T-Bills through Jefferies. The T-Bills were purchased using $4.0 million from existing T-Bills for collateral and the proceeds from a $40.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%. On April 7, 2011, when the T-Bills matured, we repaid the $40.0 million loan from Jefferies.
Contractual Obligations and Off-Balance Sheet Arrangements
We were not a party to any signed term sheets for potential investments as of March 31, 2011. However, we have certain lines of credit with our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused line of credit commitments as of March 31, 2011 and March 31, 2010 to be nominal.
In October 2008, we executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $0.8 million for component Ford parts used by ASH to build truck bodies under a separate contract. Title and ownership of the parts is retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon our replacement as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of March 31, 2011, we have not been required to make any payments on the guaranty of the Finance Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprise, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers. The guaranty was renewed in February 2011 and expires in February 2012, unless it is again renewed. In connection with this guaranty and its subsequent renewal, we recorded aggregate premiums of $0.2 million from CCE. As of March 31, 2011, we have not been required to make any payments on the guaranty of the Floor Plan Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In April 2010, we executed a guaranty of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million of transactions with long-time customers who lack the financial history to qualify for third-party financing. In connection with this guaranty, we received a premium of $0.1 million from CCE, which approximates fair value. As of March 31, 2011, we have not been required to make any payments on the guaranty of the Recourse Facility, and we consider the credit risk to be remote and the fair value of the guaranty to be minimal.
In accordance with GAAP, the unused portions of these commitments are not recorded on the accompanying Consolidated Statements of Assets and Liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of March 31, 2011 and March 31, 2010:

	As of March 31,
	2011	2010
Unused lines of credit	$2,386	$1,814
Guarantees	4,664	2,250
The following table shows our contractual obligations as of March 31, 2011:

	Payments Due by Period
	Less than 1
Contractual Obligations(1)	Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings:
Short-term loan(2)	$40,000	$—	$—	$—	$40,000
Credit Facility	—	—	—	—	—

Total borrowings	$40,000	$—	$—	$—	$40,000

(1)	Excludes the unused commitments to extend credit to our portfolio companies of $2.4 million, as discussed above.

(2)	On April 7, 2011, we repaid the entire short-term loan.

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
As of March 31, 2011, we assessed trading activity in syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value our syndicated loans at March 31, 2011.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard and Poor’s Securities Evaluations, Inc (“SPSE”). We may also submit PIK interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.
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
Loan Grading and Risk Rating: As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by an Nationally Recognized Statistical Rating Organization (“NRSRO”), we use the NRSRO’s risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the three months ended March 31, 2010, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification.
For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation 10 as the best risk rating which may be equivalent to a BBB- or Baa3 from an NRSRO, however, no assurance can be given that a 10 on our scale is equal to a BBB- or Baa3 on an NRSRO scale.

Company’s	First	Second
System	NRSRO	NRSRO	Gladstone Investment’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next 10 years is 4% and the Expected Loss (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment of default and the EL is greater than 20%

(a)	The default rates set forth are for a 10-year term debt security. If a debt security is less than 10 years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of March 31, 2011 and 2010, one Control investment, ASH, was on non-accrual with a fair value of zero and $2.2 million, respectively, which represented zero and 1.0% of the fair value of all loans held in our portfolio at March 31, 2011 and 2010, respectively. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of March 31, 2011 and 2010, representing approximately 95.8% and 93.5%, respectively, of all loans in our portfolio at fair value at the end of each period:

	As of March 31,
Rating	2011	2010
Highest	9.0	9.0
Average	5.6	5.3
Weighted Average	5.9	5.9
Lowest	3.0	2.0
The risk rating for the syndicated loan that was not rated by an NRSRO, Survey Sampling, LLC, was 7.0 and 9.0 as of March 31, 2011 and 2010, respectively, representing approximately 1.2% and 0.7%, respectively, of all loans in our portfolio at fair value at the end of each period. For loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. The weighted average risk ratings for all loans in our portfolio that were rated by an NRSRO were BB+/Ba2 and B/B2 as of March 31, 2011 and 2010, respectively, representing approximately 3.0% and 5.8%, respectively, of all loans in our portfolio at fair value at the end of each period.
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
In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. However, we did pay an excise tax of $24 for the calendar year ended December 31, 2010. Under the RIC Modernization Act, for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains income has been raised to 98.2%.
We sought and received a private letter ruling from the Internal Revenue Service (“IRS”) related to our tax treatment for success fees. In the ruling, executed by our consent on January 3, 2011, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount was and will be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a realized gain for tax characterization purposes. The private letter ruling does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.
Revenue Recognition
Interest and Dividend Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid, and in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At March 31, 2011, one Control investment, ASH, was on non-accrual with a fair value of $0. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in our portfolio at March 31, 2010.
We have one loan in our portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain ours status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $12 for the year ended March 31, 2011. No PIK interest was recorded during the year ended March 31, 2010.

Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Consolidated Statements of Operations. We recorded $5.4 million of success fees during the year ended March 31, 2011, $2.3 million of which resulted from the exit and payoff of Chase, $1.9 million from the exit and payoff of A. Stucki, $0.8 million from a prepayment received from Cavert and $0.4 million from a prepayment received from Mathey. Prior to the fiscal year ended March 31, 2011, we had not recorded any success fees.
Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and that we have the option to collect such amounts in cash. During the year ended March 31, 2011, we recorded and collected $4.0 million of dividends accrued on preferred shares of Chase, recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale. During the year ended March 31, 2010, we recorded and collected $1.0 million of cash dividends on preferred shares of A. Stucki.
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
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At March 31, 2011, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

0.2%	Variable rates
71.7	Variable rates with a floor
28.1	Fixed rates

100.0%	Total

The United States is beginning to recover from the recession that largely began in late 2007. Despite signs of economic improvement, however, unstable economic conditions could adversely affect the financial position and results of operations of certain of the middle-market companies in our portfolio, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. During the year ended March 31, 2010, we experienced write-downs across our portfolio, most of which were due to reductions in comparable multiples and market pricing and to a lesser extent reductions in the performance of certain portfolio companies used to estimate the fair value of our investments. During the year ended March 31, 2011, our portfolio generally stabilized as reflected by only $1.3 million in write-downs for the year, excluding reversals from realizations. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.
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
In May 2009, we entered into an interest rate cap agreement in connection with our line of credit. We purchased this interest rate cap agreement, which expired in May 2011 and has a notional amount of $45.0 million, for a one-time, up-front payment of $39. At March 31, 2011, the interest rate cap agreement had a nominal fair value.
Additionally, in April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, in connection with our April 2010 renewal of the line of credit. We paid a one-time, up-front fee of $41 for the forward interest rate cap agreement which has a notional amount of $45.0 million. At March 31, 2011, the interest rate cap agreement had a fair value of $4. Collectively, we have an interest rate cap agreement in place continuously through May 2012.
The current interest rate cap agreement entitle us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the one month LIBOR exceed the payments on the current notional amount at 6.0%. This agreement effectively caps our interest payments on our line of credit borrowings, up to the notional amount of the interest rate cap over the next year. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates.

To illustrate the potential impact of changes in interest rates on our net increase in net assets resulting from operations, we have performed the following analysis, which assumes that our balance sheet remains constant and no further actions beyond the interest rate cap agreement are taken to alter our existing interest rate sensitivity.

(dollars in thousands)			Net Increase in
	Increase in	Increase in	Net Assets Resulting from
Basis Point Change(1)	Interest Income	Interest Expense(2)	Operations
Up 300 basis points	$385	$—	$385
Up 200 basis points	78	—	78
Up 100 basis points	3	—	3

(1)	As of March 31, 2011, our effective average LIBOR was 0.24%; thus, a 100 basis point decrease could not occur.

(2)	As of March 31, 2011, we had no borrowings outstanding.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
May 23, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Gladstone Investment Corporation:
In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedules of investments, and the related statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Gladstone Investment Corporation (the “Company”) and its subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at March 31, 2011, by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
McLean, VA
May 23, 2011

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,
	2011	2010
ASSETS
Investments at fair value
Control investments (Cost of $136,306 and $152,166, respectively)	$104,062	$148,248
Affiliate investments (Cost of $45,145 and $52,727, respectively)	34,556	37,664
Non-Control/Non-Affiliate investments (Cost of $15,741 and $22,674, respectively)	14,667	20,946

Total investments (Cost of $197,192 and $227,567, respectively)	153,285	206,858
Cash and cash equivalents	80,580	87,717
Restricted cash	4,499	—
Interest receivable	737	1,234
Due from Custodian	859	935
Deferred financing fees	373	83
Prepaid assets	224	221
Other assets	552	113

TOTAL ASSETS	$241,109	$297,161

LIABILITIES
Borrowings at fair value
Short-term loan (Cost of $40,000 and $75,000, respectively)	$40,000	$75,000
Credit Facility (Cost of $0 and $27,800, respectively)	—	27,812

Total borrowings (Cost of $40,000 and $102,800, respectively)	40,000	102,812
Accounts payable and accrued expenses	201	206
Fees due to Adviser(1)	499	721
Fee due to Administrator(1)	171	149
Other liabilities	1,409	295

TOTAL LIABILITIES	42,280	104,183

NET ASSETS	$198,829	$192,978

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at March 31, 2011 and 2010	$22	$22
Capital in excess of par value	257,192	257,206
Net unrealized depreciation of investment portfolio	(43,907)	(20,710)
Net unrealized depreciation of other	(76)	(51)
Undistributed net investment income	165	—
Accumulated net realized investment loss	(14,567)	(43,489)

TOTAL NET ASSETS	$198,829	$192,978

NET ASSETS PER SHARE	$9.00	$8.74

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2011	2010	2009
INVESTMENT INCOME
Interest income
Control investments	$10,108	$11,745	$11,306
Affiliate investments	4,003	5,677	5,378
Non-Control/Non-Affiliate investments	1,578	2,393	8,494
Cash and cash equivalents	33	2	67

Total interest income	15,722	19,817	25,245
Other income
Control investments	10,342	968	—
Affiliate investments	—	—	567

Total other income	10,342	968	567

Total investment income	26,064	20,785	25,812

EXPENSES
Loan servicing fee(1)	2,743	3,747	5,002
Base management fee(1)	1,236	737	1,699
Incentive fee(1)	2,949	588	—
Administration fee(1)	753	676	821
Interest expense	701	1,988	5,349
Amortization of deferred financing fees	491	1,618	323
Professional fees	473	626	532
Stockholder related costs	273	295	485
Insurance expense	293	262	222
Directors fees	201	196	194
Other expenses	460	280	271

Expenses before credits from Adviser	10,573	11,013	14,898
Credits to fees from Adviser(1)	(680)	(826)	(2,474)

Total expenses net of credits to fees	9,893	10,187	12,424

NET INVESTMENT INCOME	16,171	10,598	13,388

REALIZED AND UNREALIZED GAIN (LOSS)
Realized gain (loss) on sale of investments	23,489	(35,923)	(5,023)
Realized loss on other	—	(53)	—
Net unrealized (depreciation) appreciation of investment portfolio	(23,197)	14,305	(19,814)
Net unrealized (depreciation) appreciation of other	(24)	2	—

Net gain (loss) on investments and other	268	(21,669)	(24,837)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,439	$(11,071)	$(11,449)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and diluted	$0.74	$(0.50)	$(0.53)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted weighted average shares	22,080,133	22,080,133	21,545,936

(1)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(IN THOUSANDS)

	Year Ended March 31,
	2011	2010	2009
Operations:
Net investment income	$16,171	$10,598	$13,388
Realized gain (loss) on sale of investments	23,489	(35,923)	(5,023)
Realized loss on other	—	(53)	—
Net unrealized (depreciation) appreciation of investment portfolio	(23,197)	14,305	(19,814)
Net unrealized (depreciation) appreciation of other	(24)	2	—

Net increase (decrease) in net assets from operations	16,439	(11,071)	(11,449)

Capital transactions:
Issuance of common stock	—	—	41,290
Shelf offering registration costs	10	(155)	(728)

Net increase (decrease) in net assets from capital transactions	10	(155)	40,562

Distributions to stockholders from:
Net investment income	(10,598)	(10,598)	(13,388)
Tax return on capital	—	—	(7,368)

Net decrease in net assets from distributions to stockholders	(10,598)	(10,598)	(20,756)

Total increase (decrease) in net assets	5,851	(21,824)	8,357
Net assets at beginning of year	192,978	214,802	206,445

Net assets at end of year	$198,829	$192,978	$214,802

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended March 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$16,439	$(11,071)	$(11,449)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(43,634)	(4,788)	(49,959)
Principal repayments of investments	62,482	15,534	32,828
Proceeds from sales of investments	35,009	74,706	13,914
Net realized (gain) loss on sales of investments	(23,489)	35,923	5,023
Net realized loss on other	—	53	—
Net unrealized depreciation (appreciation) of investment portfolio	23,197	(14,305)	19,814
Net unrealized depreciation (appreciation) of other	24	(2)	—
Net amortization of premiums and discounts	8	2	54
Amortization of deferred financing fees	491	1,618	323
Increase in restricted cash	(4,499)	—	—
Decrease in interest receivable	497	266	162
Decrease in due from custodian	76	1,771	1,693
(Increase) decrease in prepaid assets	(3)	(49)	308
(Increase) decrease in other assets	(435)	19	244
(Decrease) increase in accounts payable and accrued expenses	(1)	(1,077)	371
Increase (decrease) in administration fee payable to Administrator(1)	22	(30)	(29)
(Decrease) increase in fees due to Adviser(1)	(222)	534	276
Increase in other liabilities	1,114	168	38

Net cash provided by operating activities	67,076	99,272	13,611

CASH FLOWS FROM FINANCING ACTIVITIES:
Shelf offering registration proceeds (costs), net	10	(155)	40,562
Proceeds from short-term borrowings	207,401	290,000	—
Repayments on short-term borrowings	(242,401)	(215,000)	—
Borrowings from Credit Facility	24,000	107,500	123,850
Repayments on Credit Facility	(51,800)	(189,965)	(158,420)
Purchase of derivative	(41)	(39)	—
Deferred financing fees	(784)	(534)	(971)
Distributions paid	(10,598)	(10,598)	(20,756)

Net cash used in financing activities	(74,213)	(18,791)	(15,735)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,137)	80,481	(2,124)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	87,717	7,236	9,360

CASH AND CASH EQUIVALENTS, END OF YEAR	$80,580	$87,717	$7,236

CASH PAID DURING YEAR FOR INTEREST	$762	$2,182	$5,428

NON-CASH ACTIVITIES (2)	527	850	3,043

(1)	Refer to Note 4—Related Party Transactions for additional information.

(2)	2011:	Non-cash activities represent real property distributed to shareholders of A.Stucki as a dividend prior to its sale in June 2010, from which the Company recorded dividend income of $515, and $12 of paid in-kind income from the Company’s syndicated loan to Survey Sampling, LLC. The distributed property is included in the Company’s Schedule of Investments at March 31, 2011, and its fair value was recognized as other income on the Company’s Statements of Operations during the year ended March 31, 2011.

	2010:	Non-cash activities represent an investment disbursement to Cavert II Holding Corp. for approximately $850 on their revolving line of credit, which proceeds were used to make the next four quarterly payments due under normal amortization for both their senior term A and senior term B loans in a non-cash transaction.

	2009:	Non-cash activities represent the assumption of senior term notes from American Greetings Corporation in exchange for a settlement agreement related to RPG, a senior syndicated loan.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
MARCH 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500	$14,500
		Senior Subordinated Term Debt (12.5%, Due 12/2011)	415	415	415
		Preferred Stock (898,814 shares)(4)(7)		6,984	4,991
		Common Stock (418,072 shares)(4)(7)		1,045	—
		Common Stock Warrants (452,683 shares)(4)(7)		24	—

				22,968	19,906

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $717 available (non-accrual, Due 3/2013)(4)	3,283	3,241	—
		Senior Subordinated Term Debt (non-accrual, Due 3/2013)(4)	6,250	6,060	—
		Preferred Stock (2,500 shares)(4)(7)		2,500	—
		Common Stock (1 share) (4)(7)		—	—
		Common Stock Warrants (73,599 shares)(4)(7)		4	—
		Guaranty ($750)

				11,805	—

Cavert II Holding Corp.(10)	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 10/2012)(6)	2,650	2,650	2,650
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671	4,671
		Preferred Stock (41,102 shares)(4)(7)		4,110	5,354
		Common Stock (69,126 shares)(4)(7)		69	5,577

				11,500	18,252

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.3%, Due 11/2014)(5)	8,000	8,000	7,560
		Preferred Stock (2,380,000 shares)(4)(7)		3,725	—
		Guaranty ($3,914)

				11,725	7,560

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(4)(7)		19,658	1,439
		Common Stock (48,093 shares)(4)(7)		48	—

				24,926	6,659

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2012)(5)	1,032	1,032	1,022
		Senior Term Debt (10.0%, Due 3/2013)(5)	2,375	2,375	2,345
		Senior Term Debt (12.0%, Due 3/2014)(5)	3,727	3,727	3,643
		Senior Term Debt (2.5%, Due 3/2014)(5)(6)	3,500	3,500	3,421
		Common Stock (37 shares)(4)(7)		500	—
		Common Stock Warrants (21 shares)(4)(7)		277	—

				11,411	10,431

Neville Limited (9)	Real Estate — investments	Common Stock (100 shares)(4)(7)		610	534

				610	534

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 12/2011)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(4)(7)		1,909	1,948
		Common Stock (90,909 shares)(4)(7)		91	305

				10,524	10,777

Tread Corp.(8)	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(5)	5,000	5,000	4,931
		Preferred Stock (832,765 shares)(4)(7)		833	—
		Common Stock (129,067 shares)(4)(7)		1	—
		Common Stock Warrants (1,022,727 shares)(4)(7)		3	—

				5,837	4,931

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(4)(7)		6,000	6,012

				25,000	25,012

Total Control Investments (represents 67.9% of total investments at fair value)				$136,306	$104,062

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
MARCH 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $400 available (10.0%, Due 10/2011)(5)	$1,100	$1,100	$1,084
		Senior Term Debt (10.0%, Due 10/2012)(5)	2,925	2,925	2,881
		Senior Term Debt (12.5%, Due 4/2013)(5)	8,961	8,961	8,781
		Preferred Stock (25 shares)(4)(7)		2,500	—
		Common Stock Warrants (420 shares)(4)(7)		2	—

				15,488	12,746

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $300 available (4.3%, Due 6/2011)(5)	300	300	206
		Senior Term Debt (9.2%, Due 12/2012)(5)	7,227	7,227	4,951
		Senior Term Debt (10.5%, Due 12/2012)(5)	3,650	3,650	2,500
		Senior Term Debt (10.5%, Due 12/2012)(5)(6)	3,650	3,650	2,500
		Preferred Stock (1,075,000 shares)(4)(7)		1,750	3,026
		Common Stock (1,682,444 shares)(4)(7)		1,683	—

				18,260	13,183

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	8,000	6,000
		Preferred Stock (388 shares)(4)(7)		2,950	2,627
		Common Stock (35,242 shares)(4)(7)		447	—

				11,397	8,627

Total Affiliate Investments (represents 22.5% of total investments at fair value)				$45,145	$34,556

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Syndicated Loans:
Fifth Third Processing Solutions, LLC(11)	Service — electronic payment processing	Senior Subordinated Term Debt (8.3%, Due 11/2017)(3)	$500	$495	$509
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (10.7%, Due 12/2012)(3)	2,306	2,308	1,499

Subtotal — Syndicated Loans				2,803	2,008

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(3)	3,043	3,043	3,073

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (11.0%, Due 5/2014)(5)	6,545	6,545	6,512
		Senior Term Debt (11.5%, Due 5/2014)(5)	3,050	3,050	3,035
		Common Stock Warrants (55 shares)(4)(7)		300	39

				9,895	9,586

Total Non-Control/Non-Affiliate Investments (represents 9.6% of total investments at fair value)				$15,741	$14,667

TOTAL INVESTMENTS(12)				$197,192	$153,285

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents the weighted average interest rates in effect at March 31, 2011, and due date represents the contractual maturity date.

(3)	Valued based on the indicative bid price on or near March 31, 2011, offered by the respective syndication agent’s trading desk or secondary desk.

(4)	Security is non-income producing.

(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2011.

(6)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.

(7)	Aggregates all shares of such class of stock owned by the Company without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned by the Company without regard to specific series of such class of stock such warrants allow the Company to purchase.

(8)	In June 2010, an additional equity investment increased the Company’s fully-diluted ownership above 25%, resulting in the investment being reclassified as Control during the quarter ended June 30, 2010.

(9)	In July 2010, Gladstone Neville Corp. changed its name to Neville Limited.

(10)	In April 2011, the Company sold its equity investment, received partial redemption of its preferred stock and invested new subordinated debt in Cavert II Holding Corp. as part of a recapitalization. See Note 14,Subsequent Events, for more detail on this transaction.

(11)	In May 2011, the Company received full repayment of its senior subordinated term debt to Fifth Third Processing Solutions, LLC.

(12)	Aggregate gross unrealized depreciation for federal income tax purposes is $52,243; aggregate gross unrealized appreciation for federal income tax purposes is $8,336. Net unrealized depreciation is $43,907 based on a tax cost of $197,192.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
MARCH 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
A. Stucki Holding Corp.	Manufacturing — railroad freight car products	Senior Term Debt (4.7%, Due 3/2012)	$9,101	$9,101	$9,101
		Senior Term Debt (7.0%, Due 3/2012)(6)	9,900	9,900	9,900
		Senior Subordinated Term Debt (13.0%, Due 3/2014)	9,456	9,456	9,456
		Preferred Stock (43,867 shares)(7)		4,387	4,529
		Common Stock (130,054 shares)(4)(7)		130	17,393

				32,974	50,379

Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	14,500	14,500	13,585
		Preferred Stock (898,814 shares)(4)(7)		6,984	—
		Common Stock (418,072 shares)(4)(7)		1,045	—
		Common Stock Warrants (452,683 shares)(4)(7)		24	—

				22,553	13,585

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $496 available (non-accrual, Due 3/2013)(5)	1,504	1,504	421
		Senior Subordinated Term Debt (non-accrual, Due 3/2013)(5)	6,250	6,250	1,750
		Preferred Stock (2,500 shares)(4)(7)		2,500	—
		Common Stock (1 share) (4)(7)		—	—
		Common Stock Warrants (73,599 shares)(4)(7)		4	—
		Guaranty ($250)

				10,258	2,171

Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Term Debt (8.3%, Due 10/2012)(11)	2,875	2,875	2,875
		Senior Term Debt (10.0%, Due 10/2012)(6)	2,700	2,700	2,700
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671	4,671
		Preferred Stock (41,102 shares)(4)(7)		4,110	4,959
		Common Stock (69,126 shares)(4)(7)		69	3,526

				14,425	18,731

Chase II Holdings Corp.	Manufacturing — traffic doors	Senior Term Debt (8.8%, Due 3/2011)	7,700	7,700	7,700
		Senior Term Debt (12.0%, Due 3/2011)(6)	7,520	7,520	7,520
		Senior Subordinated Term Debt (13.0%, Due 3/2013)	6,168	6,168	6,168
		Preferred Stock (69,608 shares)(4)(7)		6,961	7,713
		Common Stock (61,384 shares)(4)(7)		61	—

				28,410	29,101

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.7%, Due 11/2014)(5)	7,000	7,000	6,869
		Preferred Stock (2,380,000 shares)(4)(7)		3,725	—
		Guaranty ($2,000)

				10,725	6,869

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)(5)	17,250	17,250	17,099
		Preferred Stock (4,111,907 shares)(4)(7)		4,112	—
		Common Stock (48,093 shares)(4)(7)		48	—

				21,410	17,099

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2011)(5)	1,032	1,032	1,011
		Senior Term Debt (10.0%, Due 3/2013)(5)	2,375	2,375	2,328
		Senior Term Debt (17.0%, Due 3/2014)(5) (6) (10)	7,727	7,727	6,974
		Common Stock (37 shares)(4)(7)		500	—
		Common Stock Warrants (21 shares)(4)(7)		277	—

				11,411	10,313

Total Control Investments (represents 71.7% of total investments at fair value)				$152,166	$148,248

GLADSTONE INVESTMENT CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
MARCH 31, 2010
(DOLLAR AMOUNTS IN THOUSANDS)

Company(1)	Industry	Investment(2)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $600 available (10.0%, Due 10/2010)(5)	$900	$900	$893
		Senior Term Debt (10.0%, Due 10/2012)(5)	4,163	4,163	4,131
		Senior Term Debt (12.5%, Due 4/2013)(5)	9,053	9,053	8,929
		Preferred Stock (25 shares)(4)(7)		2,500	—
		Common Stock Warrants (420 shares)(4)(7)		2	—

				16,618	13,953

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (4.2%, Due 5/2010)(5)	2,000	2,000	1,210
		Senior Term Debt (9.3%, Due 12/2011)(5)	6,227	6,227	3,767
		Senior Term Debt (10.5%, Due 12/2011)(5) (6)	7,300	7,300	4,417
		Preferred Stock (1,075,000 shares)(4)(7)		1,750	—
		Common Stock (1,682,444 shares)(4)(7)		1,682	—

				18,959	9,394

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(5)	8,000	8,000	6,150
		Preferred Stock (388 shares)(4)(7)		2,950	3,224
		Common Stock (35,242 shares)(4)(7)		447	—

				11,397	9,374

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(5)	5,000	5,000	4,943
		Preferred Stock (750,000 shares)(4)(7)		750	—
		Common Stock Warrants (1,022,727 shares)(4)(7)		3	—

				5,753	4,943

Total Affiliate Investments (represents 18.2% of total investments at fair value)				$52,727	$37,664

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Syndicated Loans:
Interstate FiberNet, Inc.	Service — provider of voice and data telecommunications services	Senior Term Debt (4.3%, Due 7/2013)(9)	$6,762	$6,743	$6,762
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (9.5%, Due 5/2011)(3)	2,375	2,385	1,069

Subtotal — Syndicated Loans				9,128	7,831

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(3)	3,043	3,043	2,895
B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (10.5%, Due 5/2014)(5)	6,613	6,613	6,596
		Senior Term Debt (10.5%, Due 5/2014)(5)	3,590	3,590	3,581
		Common Stock Warrants (55 shares)(4)(7)		300	43

				10,503	10,220

Total Non-Control/Non-Affiliate Investments (represents 10.1% of total investments at fair value)				$22,674	$20,946

TOTAL INVESTMENTS(11)				$227,567	$206,858

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Percentage represents the weighted average interest rates in effect at March 31, 2010, and due date represents the contractual maturity date.

(3)	Valued based on the indicative bid price on or near March 31, 2010, offered by the respective syndication agent’s trading desk or secondary desk.

(4)	Security is non-income producing.

(5)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2010.

(6)	Last Out Tranche of senior debt, meaning if the portfolio company is liquidated, the holder of the Last Out Tranche is paid after the other senior debt and before the senior subordinated debt.

(7)	Aggregates all shares of such class of stock owned by the Company without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned by the Company without regard to specific series of such class of stock such warrants allow the Company to purchase.

(8)	Restructured in December 2009, resulting in the Company owning 100% of Mathey Investments, Inc. and thus reclassifying it as a Control Investment.

(9)	Security was paid off, at par, subsequent to March 31, 2010 and was valued based on the pay off.

(10)	Loan was restructured into two separate term loans with face values of $3.7 million and $3.5 million effective February 2010.

(11)	Loan was repaid, in full, subsequent to March 31, 2010.

(12)	Aggregate gross unrealized depreciation for federal income tax purposes is $43,465; aggregate gross unrealized appreciation for federal income tax purposes is $22,756. Net unrealized depreciation is $20,709 based on a tax cost of $227,567.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND AS OTHERWISE INDICATED)
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that the consolidated financial statements are presented fairly and that all such adjustments are of a normal recurring nature. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Reclassifications
Certain amounts in the prior year’s financial statements have been reclassified to conform to the presentation for the year ended March 31, 2011 with no effect to net increase (decrease) in net assets resulting from operations.
Consolidation
Under Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest.
Use of Estimates
Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.
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
Restricted Cash
Restricted cash is cash held in escrow that was received as part of an asset sale.

Classification of Investments
In accordance with the federal securities laws, the Company classifies portfolio investments on its consolidated statements of assets and liabilities, its consolidated statements of operations and its consolidated schedules of investments into the following categories:
•	Control Investments—Control investments are generally those in which the Company owns more than 25% of the voting securities or has greater than 50% representation on the board of directors;

•	Affiliate Investments—Affiliate investments are generally those in which the Company owns from 5% to 25% of the voting securities and has less than 50% representation on the board of directors, or is otherwise deemed to be an affiliate of the Company under the 1940 Act; and

•	Non-Control/Non-Affiliate Investments—Non-Control/Non-Affiliate investments are generally those in which the Company owns less than 5% of the voting securities.
Investment Valuation Policy
The Company carries its investments at fair value to the extent that market quotations are readily available and reliable, and otherwise at fair value, as determined in good faith by its Board of Directors. In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by the Company’s Board of Directors, and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of the Company’s investment portfolio.
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

As of March 31, 2011, the Company assessed trading activity in its syndicated loan assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value the Company’s syndicated loans at March 31, 2011.
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
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.
(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g. preferred equity, common equity, or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisition market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors to determine the TEV of the issuer:
•	the issuer’s ability to make payments,

•	the earnings of the issuer,

•	recent sales to third parties of similar securities,

•	the comparison to publicly traded securities, and

•	DCF or other pertinent factors.
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
Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.
Refer to Note 3 below for additional information regarding fair value measurements and the Company’s adoption of ASC 820.
Interest and Dividend Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid, and in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At March 31, 2011, one Control investment, ASH Holdings Corp. (“ASH”), was on non-accrual with a fair value of $0. At March 31, 2010, ASH was on non-accrual with a fair value of approximately $2.2 million, or 1.0% of the fair value of all loans held in the Company’s portfolio at March 31, 2010.
The Company has one loan in its portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $12 for the year ended March 31, 2011. No PIK interest was recorded during the year ended March 31, 2010.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Consolidated Statements of Operations. The Company recorded $5.4 million of success fees during the year ended March 31, 2011, including $2.3 million from the exit and payoff of Chase II Holding Corp. (“Chase”), $1.9 million from the exit and payoff of A. Stucki Holding Corp. (“A. Stucki”), $0.8 million from a prepayment received from Cavert II Holdings Corp. (“Cavert”) and $0.4 million from a prepayment received from Mathey Investments, Inc. (“Mathey”). Prior to the current fiscal year, the Company had not recorded any success fees.
Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash. During the year ended March 31, 2011, the Company recorded and collected $4.0 million of dividends accrued on preferred shares of Chase, recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale. During the year ended March 31, 2010, the Company recorded and collected $1.0 million of cash dividends on preferred shares of A. Stucki.
Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
Gains or losses on the sale of investments are calculated by using the specific identification method. Realized gain or loss is recognized at the trade date, typically when an investment is disposed of and is computed as the difference between the Company’s cost basis in the investment at the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation displays the difference between the fair value of the investment and the cost basis of such investment. The Company must determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation in its consolidated statement of operations.
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

Federal Income Taxes
The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows it to avoid paying corporate income taxes on any income or gains that it distributes to the Company’s stockholders. The Company has distributed and intends to distribute sufficient dividends to eliminate taxable income. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its investment company taxable income and 98% of its capital gain net income in any calendar year. Under the RIC Modernization Act, for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains income has been raised to 98.2%.
ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Company has evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on the consolidated financial statements. The Company’s federal tax returns for fiscal year 2008, 2009 and 2010 remain subject to examination by the Internal Revenue Service.
Distributions
Distributions to stockholders are recorded on the ex-dividend date. The Company is required to pay out at least 90% of its ordinary income and short-term capital gains for each taxable year as a distribution to its stockholders in order to maintain its status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is the policy of the Company to pay out as a dividend up to 100% of those amounts. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based on the annual earnings estimated by the management of the Company. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end, the Company elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, at year-end the Company may pay a bonus distribution, in addition to the monthly distributions, to ensure that it has paid out at least 90% of its ordinary income and short-term capital gains for the year. The Company typically retains long-term capital gains, if any, and does not pay them out as distributions. If the Company decides to retain long-term capital gains, the portion of the retained capital gains will be subject to 35% tax.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (“GAAP”) and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact that the adoption of ASU 2011-04 may have on the Company’s financial position and results of operations.
NOTE 3. INVESTMENTS
ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
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
As of March 31, 2011 and 2010, all of the Company’s investments were valued using Level 3 inputs.
The following table presents the financial instruments carried at fair value as of March 31, 2011, by caption on the accompanying Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	As of March 31, 2011
				Total Fair Value
				Reported in
				Consolidated
				Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Control Investments
Senior term debt	$—	$—	$21,605	$21,605
Senior subordinated term debt	—	—	56,297	56,297
Preferred equity	—	—	19,745	19,745
Common equity/equivalents	—	—	6,415	6,415

Total Control investments	—	—	104,062	104,062

Affiliate Investments
Senior term debt	—	—	22,903	22,903
Senior subordinated term debt	—	—	6,000	6,000
Preferred equity	—	—	5,653	5,653

Total Affiliate investments	—	—	34,556	34,556

Non-Control/Non-Affiliate Investments
Senior term debt	—	—	14,119	14,119
Senior subordinated term debt	—	—	509	509
Common equity/equivalents	—	—	39	39

Total Non-Control/Non-Affiliate Investments	—	—	14,667	14,667

Total Investments at fair value	$—	$—	$153,285	$153,285

Cash Equivalents	60,000	—	—	60,000

Total Investments and Cash Equivalents	$60,000	$—	$153,285	$213,285

The following table presents the financial instruments carried at fair value as of March 31, 2010, by caption on the accompanying Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	As of March 31, 2010
				Total Fair Value
				Reported in
				Consolidated
				Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Control Investments
Senior term debt	$—	$—	$50,110	$50,110
Senior subordinated term debt	—	—	60,018	60,018
Preferred equity	—	—	17,201	17,201
Common equity/equivalents	—	—	20,919	20,919

Total Control investments	—	—	148,248	148,248

Affiliate Investments
Senior term debt	—	—	23,346	23,346
Senior subordinated term debt	—	—	11,094	11,094
Preferred equity	—	—	3,224	3,224

Total Affiliate investments	—	—	37,664	37,664

Non-Control/Non-Affiliate Investments
Senior term debt	—	—	20,903	20,903
Common equity/equivalents	—	—	43	43

Total Non-Control/Non-Affiliate Investments	—	—	20,946	20,946

Total Investments at fair value	$—	$—	$206,858	$206,858

Cash Equivalents	85,000	—	—	85,000

Total Investments and Cash Equivalents	$85,000	$—	$206,858	$291,858

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the year ended March 31, 2011 and 2010 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period: the first table is broken out by investment classification, and the second table is broken out by major security type.
Fair value measurements using unobservable data inputs (Level 3)
Fiscal Year 2011:

			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Year ended March 31, 2011:
Fair value as of March 31, 2010	$148,248	$37,664	$20,946	$206,858
Net realized gains(1)	23,470	—	19	23,489
Net unrealized (depreciation) appreciation(2)	(6,476)	4,474	673	(1,329)
Reversal of previously-recorded appreciation upon realization(2)	(21,849)	—	(19)	(21,868)
Issuances / Originations(3)	42,927	200	507	43,634
Sales	(35,009)	—	—	(35,009)
Settlements / Repayments(4)	(53,002)	(2,029)	(7,459)	(62,490)
Transfers(5)	5,753	(5,753)	—	—

Fair value as of March 31, 2011	$104,062	$34,556	$14,667	$153,285

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Year ended March 31, 2011:
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858
Net realized gains(1)	19	—	—	23,470	23,489
Net unrealized appreciation (depreciation) (2)	2,167	(3,109)	(3,295)	2,908	(1,329)
Reversal of previously-recorded appreciation upon realization(2)	(19)	—	(3,923)	(17,926)	(21,868)
Issuances / Originations(3)	8,736	22,958	11,238	702	43,634
Sales	—	—	(11,347)	(23,662)	(35,009)
Settlements / Repayments(4)	(46,635)	(15,855)	—	—	(62,490)
Transfers(6)	—	(12,300)	12,300	—	—

Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285

Fiscal Year 2010:

			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Year ended March 31, 2010:
Fair value as of March 31, 2009	$166,163	$53,027	$94,740	$313,930
Net realized gains (losses)(1)	—	—	(35,923)	(35,923)
Net unrealized (depreciation) appreciation(2)	(20,001)	(4,061)	2,629	(21,433)
Reversal of previously-recorded depreciation upon realization(2)	—	—	35,738	35,738
Issuances / Originations(3)	3,925	713	150	4,788
Sales	—	—	(74,706)	(74,706)
Settlements / Repayments(4)	(12,968)	(886)	(1,682)	(15,536)
Transfers(7)	11,129	(11,129)	—	—

Fair value as of March 31, 2010	$148,248	$37,664	$20,946	$206,858

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Year ended March 31, 2010:
Fair value as of March 31, 2009	$179,676	$72,062	$40,042	$22,150	$313,930
Net realized gains (losses)(1)	(35,923)	—	—	—	(35,923)
Net unrealized appreciation (depreciation) (2)	759	(1,387)	(19,617)	(1,188)	(21,433)
Reversal of previously-recorded depreciation upon realization(2)	35,738	—	—	—	35,738
Issuances / Originations(3)	2,101	2,687	—	—	4,788
Sales	(74,706)	—	—	—	(74,706)
Settlements / Repayments(4)	(13,786)	(1,750)	—	—	(15,536)
Transfers(8)	500	(500)	—	—	—

Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858

(1)	Included in the realized and unrealized gain (loss) section on the accompanying Consolidated Statement of Operations for the year ended March 31, 2011.

(2)	Included in Net unrealized appreciation (depreciation) of investment portfolio on the accompanying Consolidated Statement of Operations for the year ended March 31, 2011.

(3)	Includes PIK and other non-cash disbursements to portfolio companies.

(4)	Includes amortization of premiums and discounts and other cost-adjustments.

(5)	Transfer represents the cost basis as of March 31, 2010 of Tread Corporation, which was reclassified from an Affiliate to a Control investment during the three months ended June 30, 2010.

(6)	Transfer represents $12.3 million of senior subordinated term debt of Galaxy Tool Holding Corp. at cost as of June 30, 2010 that was converted to preferred and common equity during the three months ended September 30, 2010.

(7)	Transfer represents the cost basis of Mathey as of September 30, 2009, which was reclassified from an Affiliate to a Control investment during the three months ended December 31, 2009.

(8)	Transfer represents the cost basis as of March 31, 2009 of Noble senior subordinated term debt that was converted into senior term debt during the three months ended June 30, 2009.
Non-Proprietary Investment Activity
Non-proprietary investments are investments that were not originated by the Company. During the year ended March 31, 2011, the Company invested in one non-proprietary investment, a syndicated loan, to Fifth Third Processing Solutions (“Fifth Third”), at a cost of $0.5 million, and the Company exited one non-proprietary investment, Interstate FiberNet, Inc., which made full repayment of its senior term debt owed to the Company, resulting in the receipt of approximately $6.7 million in cash proceeds. The non-proprietary loans in the Company’s investment portfolio, consisting of all Non-Control/Non-Affiliate investments other than B-Dry, LLC, had a fair value of approximately $5.1 million, or 3.3% of its total investments at March 31, 2011.
During April and May 2009, the Company sold 29 of the 32 senior syndicated loans that were held in its portfolio of investments at March 31, 2009 to various investors in the syndicated loan market. The loans, in the aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost value of the Company’s total investments, and an aggregate fair value of approximately $69.8 million, or 22.2% of the fair value of the Company’s total investments, at March 31, 2009. As a result of these sales, the Company received approximately $69.2 million in net cash proceeds and recorded a realized loss of approximately $34.6 million.
Proprietary Investment Activity
During the fiscal year ended March 31, 2011, the Company executed the following transactions with certain of its portfolio companies:
•	In May 2010, Cavert made full repayment of its senior term A debt owed to the Company resulting in the receipt of approximately $2.9 million in cash proceeds.

•	In June 2010, the Company sold its equity investment and received full repayment of its debt investment in A. Stucki in connection with the sale of 100% of the outstanding capital stock of A. Stucki. The net cash proceeds to the Company from the sale of its equity in A. Stucki were $21.4 million, resulting in a realized gain of $16.6 million, which includes a $0.3 million closing adjustment decrease during the three months ended December 31, 2010. In connection with the equity sale, the Company accrued and received cash dividend proceeds of $0.3 million from its preferred stock investment in A. Stucki. At the same time, the Company received $30.6 million in repayment of its principal, accrued interest and success fees on the loans to A. Stucki. Additionally, immediately prior to the sale of A. Stucki, the Company received a special distribution of property with a fair value of $0.5 million, which was recorded as dividend income and is reflected as a Control investment, Neville Limited, on the accompanying Consolidated Schedule of Investments since June 30, 2010.

•	In July and August 2010, the Company restructured Galaxy Tool Holding Corp. (“Galaxy”) by converting $12.3 million of its senior subordinated term note into preferred and common stock and investing an additional $3.2 million into preferred stock. After the restructuring, the Company’s investments at cost in Galaxy consisted of a $5.2 million senior subordinated term note, $19.6 million in preferred stock and $0.1 million in common stock.

•	In September 2010, Cavert prepaid $0.8 million of its success fee on its senior term debt and senior subordinated term debt.

•	In October 2010, the Company invested $25.0 million in a Control investment, Venyu Solutions, Inc. (“Venyu”), consisting of subordinated debt and preferred equity. Venyu, headquartered in Baton Rouge, Louisiana, is a leader in commercial-grade, customizable solutions for data protection, data hosting and disaster recover.

•	In October and November 2010, Mathey prepaid $0.4 million of its success fee on its senior term debt.

•	In December 2010, the Company invested $10.5 million in a Control investment, Precision Southeast, Inc. (“Precision”), consisting of senior debt and preferred and common equity. Precision, headquartered in Myrtle Beach, South Carolina, is a custom injection molding company, focused on the filtration, consumer and industrial markets.

•	In December 2010, the Company sold its equity investment and received full repayment of its debt investment in Chase in connection with the sale of 100% of the outstanding capital stock of Chase. The net cash proceeds to the Company from the sale of its equity in Chase were $13.9 million, resulting in a realized gain of $6.9 million. In connection with the equity sale, the Company accrued and received cash dividend proceeds of $4.0 million from its preferred stock investment in Chase. At the same time, the Company received $22.9 million in repayment of its principal, accrued interest and success fees on the loans to Chase.
Refer to Note 14, Subsequent Events, for investment activity occurring subsequent to March 31, 2011.
Investment Concentrations
Approximately 38.2% of the aggregate fair value of the Company’s investment portfolio at March 31, 2011 was comprised of senior term debt, 41.0% was senior subordinated term debt, and 20.8% was preferred and common equity securities or their equivalents. At March 31, 2011, the Company had investments in 17 portfolio companies with an aggregate fair value of $153.3 million, of which Venyu, Acme Cryogenics, Inc. (“Acme”) and Cavert, collectively comprised approximately $63.2 million, or 41.2% of the Company’s total investment portfolio, at fair value. The following table outlines the Company’s investments by security type at March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$64,566	$58,627	$102,446	$94,359
Senior subordinated term debt	74,602	62,806	79,799	71,112
Preferred equity	52,922	25,398	40,728	20,425
Common equity/equivalents	5,102	6,454	4,594	20,962

Total Investments	$197,192	$153,285	$227,567	$206,858

Investments at fair value consisted of the following industry classifications at March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
Containers, packaging and glass	$29,029	19.0%	$18,731	9.1%
Electronics	25,012	16.3	—	—
Chemicals, plastics and rubber	19,906	13.0	13,585	6.6
Cargo transport	13,183	8.6	9,394	4.5
Diversified/Conglomerate manufacturing	12,746	8.3	43,054	20.8
Machinery	10,431	6.8	60,692	29.3
Buildings and real estate	10,120	6.6	10,220	4.9
Home and office furnishings/Consumer products	8,627	5.6	9,374	4.5
Automobile	7,560	4.9	9,040	4.4
Aerospace and defense	6,659	4.4	17,099	8.3
Oil and gas	4,931	3.2	4,943	2.4
Printing and publishing	3,073	2.0	2,895	1.4
Telecommunications	1,499	1.0	7,831	3.8
Diversified/Conglomerate service	509	0.3	—	—

Total Investments	$153,285	100.0%	$206,858	100.0%

The investments at fair value were included in the following geographic regions of the United States at March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
South	$92,172	60.1%	$60,363	29.2%
Northeast	38,126	24.9	81,276	39.3
West	12,746	8.3	16,124	7.8
Midwest	10,241	6.7	49,095	23.7

Total Investments	$153,285	100.0%	$206,858	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2011:

Fiscal year ending March 31,	Amount
2012	$18,946
2013	33,866
2014	34,331
2015	21,942
2016	26,775
Thereafter	3,543

Total contractual repayments	$139,403
Investments in equity securities	58,023
Adjustments to cost basis on debt securities	(234)

Total cost basis of investments held at March 31, 2011:	$197,192

Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of portfolio companies. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2011 and 2010, the Company had gross receivables from portfolio companies of $0.5 million and $0.1 million, respectively. The allowance for uncollectible receivables was $0.1 million and $0 for March 31, 2011 and 2010, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Investment Advisory and Management Agreement
The following tables summarize the management fees, incentive fees and associated credits reflected in the accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2011	2010
Average total assets subject to base management fee(1)	$198,950	$224,200
Multiplied by annual base management fee of 2%	2%	2%

Unadjusted base management fee	3,979	4,484

Reduction for loan servicing fees(2)	(2,743)	(3,747)

Base management fee(2)	$1,236	$737

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(15)	(291)
Credit for fees received by Adviser from the portfolio companies	(665)	(433)

Credit to base management fee from Adviser(2)	(680)	(724)

Net base management fee	$556	$13

	Year Ended March 31,
	2011	2010
Incentive fee(2)	$2,949	$588
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(102)

Net incentive fee	$2,949	$486

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(15)	$(291)
Credit for fees received by Adviser from portfolio companies	(665)	(433)
Incentive fee credit	—	(102)

Credit to base management and incentive fees from Adviser(2)	$(680)	$(826)

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(2)	Reflected, in total, as a line item on the Consolidated Statement of Operations located elsewhere in this report.
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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the years ended March 31, 2011 and 2010.

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
The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years. No capital gains-based incentive fee had been recorded for the Company from inception through March, 31, 2011, as cumulative unrealized capital depreciation exceeded cumulative realized capital gains net of cumulative realized capital losses.
Additionally, in accordance with GAAP, the Company did not accrue a capital gains-based incentive fee for the year ended March 31, 2011. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP require the Company to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no GAAP accrual for a capital gains-based incentive fee for the years ended March 31, 2010 or 2009 either.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of administrative expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. The Company recorded fees to the Administrator on the consolidated statements of operations of $0.8 million and $0.7 million for the years ended March 31, 2011 and 2010, respectively.
Related Party Fees Due
Amounts due to related parties on the accompanying consolidated statements of assets and liabilities were as follows:

	As of March 31,
	2011	2010
Base management fee due to Adviser	$341	$16
Loan servicing fee due to Adviser	157	219
Incentive fee due to Adviser	—	486
Other	1	—

Total fees due to Adviser	$499	$721

Fee due to Administrator	$171	$149

Total related party fees due	$670	$870

NOTE 5. BORROWINGS
Credit Facility
On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender. In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank AG under a prior line of credit. On April 13, 2010, the Company, through Business Investment, entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit, which extended the maturity date of the Credit Facility to April 13, 2012. If the Credit facility is not renewed or extended by April 13, 2012, all unpaid principal and interest will be due and payable within one year of the maturity date. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. As of March 31, 2011, the Company had zero outstanding with approximately $33.9 million of availability under the Credit Facility. For the year ended March 31, 2011 and 2010, the Company had weighted average borrowings outstanding under the Credit Facility of $2.9 million and $25.8 million, respectively, with a corresponding weighted average effective interest rate of 22.7% and 7.6%, respectively.
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
The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions); and restrict material changes to the Company’s credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011 and 2012. The Company is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires the Company to comply with other financial and operational covenants, which obligate the Company to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth, and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires the Company to maintain (i) a minimum net worth of $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2011, the Company was in compliance with all covenants.
Short-Term Loan
Similar to what has been done at the close of several of the prior quarters; the Company purchased $40.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on March 30, 2011. The T-Bills were purchased using $4.0 million from existing T-Bills for collateral and the proceeds from a $40.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%. On April 7, 2011, when the T-Bills matured, the Company repaid the $40.0 million loan from Jefferies.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments. The Company estimates the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. Due to the eight-day duration of the short-term loan, cost approximated fair value. As of March 31, 2011, all of the Company’s borrowings were valued using Level 3 inputs. The following tables present the Credit Facility and short-term loan carried at fair value as of March 31, 2011 and 2010, by caption on the accompanying Consolidated Statements of Assets and Liabilities for each of the applicable three levels of hierarchy established by ASC 820 and a roll-forward in the changes in fair value during the years ended March 31, 2011 and 2010:

	Level 3 - Borrowings
	Total Fair Value Reported in Consolidated
	Statements of Assets and Liabilities
	March 31, 2011	March 31, 2010
Short-Term Loan	$40,000	$75,000
Credit Facility	—	27,812

Total	$40,000	$102,812

			Total Fair Value
			Reported in
	Short-Term	Credit	Consolidated Statements
	Loan	Facility	of Assets and Liabilities
Year ended March 31, 2011:
Fair value at March 31, 2010	$75,000	$27,812	$102,812
Borrowings	207,401	24,000	231,401
Repayments	(242,401)	(51,800)	(294,201)
Net unrealized depreciation of Credit Facility(1)	—	(12)	(12)

Fair value at March 31, 2011	$40,000	$—	$40,000

Year ended March 31, 2010:
Fair value at March 31, 2009(2)	$—	$110,265	$110,265
Borrowings	290,000	107,500	397,500
Repayments	(215,000	(189,965)	(404,965)
Net unrealized appreciation of Credit Facility(1)	—	12	12

Fair value at March 31, 2010	$75,000	$27,812	$102,812

(1)	Included in Net unrealized appreciation (depreciation) of other on the accompanying Consolidated Statement of Operations for the year ended March 31, 2011.

(2)	ASC 825 was not adopted until the second quarter of fiscal year 2010; therefore, the Credit Facility is shown at its principal balance outstanding at March 31, 2009 in the table above.
The fair value of the collateral under the Credit Facility was approximately $146.3 million and $201.8 million at March 31, 2011 and 2010, respectively. The fair value of the collateral under the short-term loan was approximately $44.0 million and $85.0 million as of March 31, 2011 and 2010, respectively.
NOTE 6. INTEREST RATE CAP AGREEMENTS
In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank AG and entered into an interest rate cap agreement with BB&T that effectively limited the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap had a notional amount of $45.0 million at a cost of approximately $39. At March 31, 2011, the interest rate cap agreement had a fair value of $0. The Company records changes in the fair value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation of other on the accompanying Consolidated Statement of Operations. The interest rate cap agreement expired in May 2011. The agreement provided that the Company’s interest rate or cost of funds on a portion of its borrowings was capped at 6.5% when LIBOR was in excess of 6.5%.
In April 2010, the Company entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, with BB&T for a notional amount of $45.0 million that will effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. In conjunction with this agreement, the Company incurred a premium fee of approximately $41. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.0% when the LIBOR is in excess of 6.0%. At March 31, 2011, the interest rate cap agreement had a fair value of $4.
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
NOTE 7. COMMON STOCK
As of March 31, 2011 and 2010, 100,000,000 shares of common stock, $0.001 par value per share, were authorized and 22,080,133 shares of common stock were outstanding.
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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE
The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per share for the years ended March 31, 2011 and 2010:

	Year Ended March 31,
	2011	2010
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$16,439	$(11,071)
Denominator for basic and diluted weighted average shares	22,080,133	22,080,133

Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.74	$(0.50)

NOTE 9. DISTRIBUTIONS
The Company’s Board of Directors declared the following monthly distributions per share for the fiscal years 2011 and 2010:

			Distribution
Declaration Date	Record Date	Payment Date	per Share
April 7, 2010	April 22, 2010	April 30, 2010	$0.04
April 7, 2010	May 20, 2010	May 28, 2010	0.04
April 7, 2010	June 22, 2010	June 30, 2010	0.04
July 7, 2010	July 22, 2010	July 30, 2010	0.04
July 7, 2010	August 23, 2010	August 31, 2010	0.04
July 7, 2010	September 22, 2010	September 30, 2010	0.04
October 5, 2010	October 21, 2010	October 29, 2010	0.04
October 5, 2010	November 19, 2010	November 30, 2010	0.04
October 5, 2010	December 23, 2010	December 31, 2010	0.04
January 11, 2011	January 21, 2011	January 31, 2011	0.04
January 11, 2011	February 21, 2011	February 28, 2011	0.04
January 11, 2011	March 21, 2011	March 31, 2011	0.04

		Total Fiscal Year 2011:	$0.48

			Distribution
Declaration Date	Record Date	Payment Date	per Share
April 16, 2009	April 27, 2009	May 8, 2009	$0.04
April 16, 2009	May 20, 2009	May 29, 2009	0.04
April 16, 2009	June 22, 2009	June 30, 2009	0.04
July 8, 2009	July 23, 2009	July 31, 2009	0.04
July 8, 2009	August 21, 2009	August 31, 2009	0.04
July 8, 2009	September 22, 2009	September 30, 2009	0.04
October 6, 2009	October 22, 2009	October 30, 2009	0.04
October 6, 2009	November 19, 2009	November 30, 2009	0.04
October 6, 2009	December 22, 2009	December 31, 2009	0.04
January 12, 2010	January 21, 2010	January 29, 2010	0.04
January 12, 2010	February 18, 2010	February 26, 2010	0.04
January 12, 2010	March 23, 2010	March 31, 2010	0.04

		Total Fiscal Year 2010:	$0.48

Aggregate distributions declared and paid for the years ended March 31, 2011 and 2010 were approximately $10.6 million, which were declared based on an estimate of taxable income for each of those fiscal years. Taxable income available for distribution exceeded distributions declared and paid for the year ended March 31, 2011. At year-end, the Company elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. For the year ended March 31, 2010, distributions equaled taxable income available for distribution.
Distribution of Income and Gains
Taxable income of the Company is declared and distributed to stockholders monthly. Net realized gains from investment transactions, in excess of available capital loss carryforwards, would be taxable to the Company if not distributed, and, therefore, generally will be distributed at least annually.
The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations, which may differ from GAAP. These differences primarily relate to items recognized as income for financial statement purposes and realized gains for tax purposes. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, the Company may periodically make reclassifications among certain of its capital accounts without impacting the net asset value of the Company. Additionally, the following tables also include these adjustments for the years ended March 31, 2011 and March 31, 2010, respectively.
The Company’s components of net assets on a tax basis were as follows:

	Year Ended March 31,
	2011	2010
Capital loss carryforward	$(14,585)	$(43,507)
Undistributed ordinary income	495	—
Other temporary differences	(330)	—
Other	18	18
Net unrealized depreciation of investments	(43,907)	(20,710)
Net unrealized depreciation of other	(76)	(51)
Common stock	22	22
Paid-in-capital	257,192	257,206

Net assets	$198,829	$192,978

The Company intends to retain realized gains to the extent of available capital loss carryforwards. At March 31, 2011, the Company had $14,585 of capital loss carryforwards that expire in 2018.
For the years ended March 31, 2011 and 2010, the Company recorded the following adjustment for permanent book/tax differences to reflect tax character. The adjustment relates to the success fees received prior to January 1, 2011, which were treated as capital gains for tax purposes. Results of operations and net assets were not affected by this revision.

	Tax Year Ended March 31,
	2011	2010
Undistributed net investment income	$(5,433)	$—
Accumulated net realized loss	5,433	—
The tax character of distributions paid to stockholders by the Company is summarized as follows:

	Tax Year Ended March 31,
	2011	2010
Distributions from ordinary income	$10,598	$10,598
Distributions from return of capital	—	—

Total Distributions	$10,598	$10,598

NOTE 10. FEDERAL AND STATE INCOME TAXES
The Company intends to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, the Company will not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. The Company intends to distribute at least 90% of its ordinary income, and, as a result, no income tax provisions have been recorded. The Company may, but does not intend to, pay out a return of capital. The Company may also be subject to federal excise tax if it does not distribute at least 98% of its investment company taxable income in any calendar year and 98% of its capital gain net income in any calendar year. Under the RIC Modernization Act, for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains income has been raised to 98.2%. The Company must also meet the asset diversification threshold under the Code’s rules applicable to a RIC, which is referred to herein as the 50% threshold. For each quarter end since June 30, 2009 (the “measurement dates”), the Company satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured and the Company repaid the short-term loan, at which time the Company again fell below the 50% threshold. As of the date of this filing, the Company remains below the 50% threshold. Thus, while the Company currently qualifies as a RIC despite its current inability to meet the 50% threshold and potential inability to do so in the future, if the Company makes any additional investments before regaining compliance with the asset diversification test, its RIC status will be threatened. Failure to meet the 50% threshold alone will not result in loss of the Company’s RIC status in its current situation. In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including as a result of the sale of assets, as in the Company’s present situation, the Company is still deemed to have satisfied the asset diversification test and, therefore, maintain its RIC status, as long as it has not made any new investments, including additional investments in its existing portfolio companies (such as advances under outstanding lines of credit), since the time that it fell below the 50% threshold. If the Company makes an investment and does not regain compliance with the 50% threshold prior to the next quarterly measurement date following the investment, it would have thirty days to “cure” its failure of the asset diversification test to avoid a loss of RIC status.

Potential cures for failure of the asset diversification test include raising additional equity or debt capital or changing the composition of the Company’s assets, which could include full or partial divestitures of investments, such that the Company would once again meet or exceed the 50% threshold.
NOTE 11. COMMITMENTS AND CONTINGENCIES
At March 31, 2011, the Company was not party to any signed commitments for potential investments. However, the Company has certain lines of credit with its portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and the Company expects many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. The Company estimates the fair value of these unused line of credit commitments as of March 31, 2011 and March 31, 2010 to be nominal.
In October 2008, the Company executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $0.8 million for component Ford parts used by ASH to build truck bodies under a separate contract. Title and ownership of the parts are retained by Ford. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of March 31, 2011, the Company has not been required to make any payments on the guaranty of the Finance Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In February 2010, the Company executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf cars to customers. The guaranty was renewed in February 2011 and expires in February 2012, unless it is renewed again by the Company, CCE and Agricredit. In connection with this guaranty and its subsequent renewal, the Company recorded aggregate premiums of $0.2 million from CCE. As of March 31, 2011, the Company has not been required to make any payments on the guaranty of the Floor Plan Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In April 2010, the Company executed a guaranty of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third party financing. In connection with this guaranty, the Company received a premium of $0.1 million from CCE. As of March 31, 2011, the Company has not been required to make any payments on the guaranty of the Recourse Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
NOTE 12. FINANCIAL HIGHLIGHTS

	Year Ended March 31,
	2011	2010	2009
Per Share Data(1)
Net asset value at beginning of year	$8.74	$9.73	$12.47

Income from investment operations:
Net investment income(2)	0.73	0.48	0.62
Realized gain (loss) on sale of investments(2)	1.06	(1.63)	(0.23)
Net unrealized (depreciation) appreciation of investments(2)	(1.05)	0.65	(0.92)

Total from investment operations	0.74	(0.50)	(0.53)

Distributions from:
Net investment income	(0.48)	(0.48)	(0.62)
Tax return on capital	—	—	(0.34)

Total distributions(3)	(0.48)	(0.48)	(0.96)

Effect of shelf offering:
Shelf registration offering costs	—	(0.01)	(0.03)
Effect on distribution of rights offering after record date(4)	—	—	(1.22)

Total effect of shelf offering	—	(0.01)	(1.25)

Net asset value at end of year	$9.00	$8.74	$9.73

Per share market value at beginning of year	$6.01	$3.67	$9.32
Per share market value at end of year	7.76	5.98	3.82
Total return(5)	38.56%	79.80%	(51.65)%
Shares outstanding at end of year	22,080,133	22,080,133	22,080,133

	Year Ended March 31,
	2011	2010	2009
Statement of Assets and Liabilities Data:
Net assets at end of year	$198,829	$192,978	$214,802
Average net assets(6)	192,893	191,112	230,738

Senior Securities Data:
Total borrowings	$40,000	$102,812	$110,265
Asset coverage ratio(7)	534%	281%	293%
Average coverage per unit(8)	$5,344	$2,814	$2,930

Ratios/Supplemental Data:
Ratio of expenses to average net assets(9)(10)	5.48%	5.76%	6.46%
Ratio of net expenses to average net assets(9)(11)(12)	5.13%	5.33%	5.38%
Ratio of net investment income to average net assets(9)(13)	8.38%	5.55%	5.80%

(1)	Based on actual shares outstanding at the end of the corresponding period.

(2)	Based on weighted average basic per share data.

(3)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under accounting principles generally accepted in the United States of America.

(4)	The effect of distributions from the stock rights offering after the record date represents the effect on net asset value of issuing additional shares after the record date of a distribution.

(5)	Total return equals the change in the market value of the Company’s common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of the Company’s dividend reinvestment plan.

(6)	Calculated using the average of the balance of net assets at the end of each month of the reporting period.

(7)	As a business development company, the Company is generally required to maintain an asset coverage ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments. Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(8)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(9)	Amounts are annualized.

(10)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.

(11)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

(12)	Had the Company not received any voluntary waivers of fees due to the Adviser, the ratio of net expenses to average net assets would have been 5.14%, 5.54% and 6.08% for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

(13)	Had the Company not received any voluntary waivers of fees due to the Adviser, the ratio of net investment income to average net assets would have been 8.38%, 5.34% and 5.10% for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.
NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended March 31, 2011
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Total investment income	$7,248	$4,301	$10,737	$3,778
Net investment income	4,207	2,441	7,591	1,932
Net increase (decrease) in net assets resulting from operations	5,368	(6,859)	15,135	2,795
Net increase (decrease) in net assets resulting from operations per weighted average common share (basic & diluted)	$0.24	$(0.31)	$0.68	$0.13

	Year Ended March 31, 2010
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Total investment income	$5,169	$4,943	$5,921	$4,752
Net investment income	2,445	2,371	3,073	2,709
Net (decrease) increase in net assets resulting from operations	(9,190)	(18,090)	(4,420)	20,629
Net (decrease) increase in net assets resulting from operations per weighted average common share (basic & diluted)	$(0.42)	$(0.82)	$(0.20)	$0.93
NOTE 14. SUBSEQUENT EVENTS
Portfolio Activity
During April and May 2011, the Company executed the following transactions:
•	In April 2011, the Company recapitalized its investment in Cavert in which the Company received gross cash proceeds of $5.6 million from the sale of its common equity, resulting in a realized gain of $5.5 million, $2.3 million in a partial redemption of its preferred stock and $0.7 million in preferred dividends. At the same time, the Company invested $5.7 million in new subordinated debt in Cavert. Cavert will be reclassified from a Control investment to an Affiliate investment during the three months ending June 30, 2011.

•	In April 2011, the Company invested $16.4 million in a new Control investment, Mitchell Rubber Products, Inc. (“Mitchell”), consisting of subordinated debt and preferred and common equity. Mitchell, headquartered in Mira Loma, California, develops, mixes and molds rubber compounds for specialized applications in the non-tire rubber market.

•	In May 2011, the Company received full repayment of its senior syndicated loan to Fifth Third Processing Solutions, LLC. As of March 31, 2011, both fair value and cost approximated net proceeds received of $0.5 million.
Short-Term Loan
On March 30, 2011, the Company purchased $40.0 million of T-Bills through Jefferies. The T-Bills were purchased using $4.0 million from existing T-Bills for collateral and the proceeds from a $40.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%. On April 7, 2011, when the T-Bills matured, the Company repaid the $40.0 million loan from Jefferies.
Distributions
On April 12, 2011, the Company’s Board of Directors increased the monthly distribution to stockholders by 12.5% and declared the following monthly distributions:

Record Date	Payment Date	Distribution per Share
April 22, 2011	April 29, 2011	$0.045
May 20, 2011	May 31, 2011	0.045
June 20, 2011	June 30, 2011	0.045

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures
As of March 31, 2011 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b)	Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c)	Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d)	Change in Internal Control over Financial Reporting
There were no changes in internal controls for the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2011 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Compensation Discussion and Analysis—Executive Compensation” and “Director Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board Of Directors and Corporate Governance—Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

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
3.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of Gladstone Investment Corporation, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.d to Form N-2/A (File No. 333-123699), filed June 21, 2005.

4.2	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1*	Investment Advisory and Management Agreement between the Company and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed June 14, 2006.

10.2*	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed June 14, 2006.

10.3	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.4	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.5	Third Amended and Restated Credit Agreement dated as of April 13, 2010 by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on April 14, 2010.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION
Date: May 23, 2011	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: May 23, 2011	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 23, 2011	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Co-Vice Chairman, Chief Operating Officer and Secretary

Date: May 23, 2011	By:	/s/ GEORGE STELLJES III
George Stelljes III
Co-Vice Chairman and Chief Investment Officer

Date: May 23, 2011	By:	/s/ DAVID A. R. DULLUM
David A. R. Dullum
President and Director

Date: May 23, 2011	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer (principal financial and accounting officer)

Date: May 23, 2011	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 23, 2011	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 23, 2011	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 23, 2011	By:	/s/ JACK REILLY
Jack Reilly
Director

Date: May 23, 2011	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: May 23, 2011	By:	/s/ GERARD MEAD
Gerard Mead
Director

SCHEDULE 12-14
GLADSTONE INVESTMENT CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS, EXCEPT NUMBER OF SHARES AND WARRANTS)

		Number of Shares
		or Warrants or	Amount of
		Principal Amount	Equity in Net
		of Indebtedness	Profit (Loss) for	Income Earned for
	Title of Issue or Nature of	Held at March 31,	the Year Ended	the Year Ended	Value at
Name of Issuer(1)	Indebtedness	2011	March 31, 2011(2)	March 31, 2011	March 31, 2011

CONTROL INVESTMENTS
A. Stucki Holding Corp.(4)	Senior Term Debt	$—			$—
	Senior Term Debt	$—			—
	Senior Subordinated Term Debt	$—			—
	Preferred Stock	—			—
	Common Stock	—			—

			$—	$3,316	—

Acme Cryogenics, Inc.	Senior Subordinated Term Debt	$14,500			14,500
	Senior Subordinated Term Debt	$415			415
	Preferred Stock(3)	898,814			4,991
	Common Stock(3)	418,072			—
	Common Stock Warrants(3)	452,683			—

			—	1,737	19,906

ASH Holdings Corp.	Revolving Credit Facility	$3,283			—
	Senior Subordinated Term Debt	$6,250			—
	Preferred Stock(3)	2,500			—
	Common Stock(3)	1			—
	Common Stock Warrants(3)	73,599			—

			—	—	—

Cavert II Holdings Corp	Senior Term Debt	$2,650			2,650
	Senior Subordinated Term Debt	$4,671			4,671
	Preferred Stock(3)	41,102			5,354
	Common Stock(3)	69,126			5,577

			—	1,675	18,252

Chase II Holdings Corp.(4)	Senior Term Debt	$—			—
	Senior Term Debt	$—			—
	Senior Subordinated Term Debt	$—			—
	Preferred Stock	—			—
	Common Stock	—			—

			—	8,093	—

Country Club Enterprises, LLC	Senior Subordinated Term Debt	$8,000			7,560
	Preferred Stock(3)	2,380,000			—

			—	1,291	7,560

Galaxy Tool Holding Corp.	Senior Subordinated Term Debt	$5,220			5,220
	Preferred Stock(3)	4,111,907			1,439
	Common Stock(3)	48,093			—

			—	1,129	6,659

Mathey Investments, Inc.	Revolving Credit Facility	$1,032			1,022
	Senior Term Debt	$2,375			2,345
	Senior Term Debt	$3,727			3,643
	Senior Term Debt	$3,500			3,421
	Common Stock(3)	37			—
	Common Stock Warrants(3)	21			—

			—	1,332	10,431

Neville Limited	Common Stock(3)	100			534

			—	—	534

Precision Southeast, Inc.	Revolving Credit Facility	$749			749
	Senior Term Debt	$7,775			7,775
	Preferred Stock(3)	19,091			1,948
	Common Stock(3)	90,909			305

			—	294	10,777

		Number of Shares
		or Warrants or	Amount of
		Principal Amount	Equity in Net
		of Indebtedness	Profit (Loss) for	Income Earned for
	Title of Issue or Nature of	Held at March 31,	the Year Ended	the Year Ended	Value at
Name of Issuer(1)	Indebtedness	2011	March 31, 2011(2)	March 31, 2011	March 31, 2011

Tread Corp.	Senior Subordinated Term Debt	$5,000			4,931
	Preferred Stock(3)	832,765			—
	Common Stock(3)	129,067			—
	Common Stock Warrants(3)	1,022,727			—

			—	633	4,931

Venyu Solutions, Inc.	Senior Subordinated Term Debt	$7,000			7,000
	Senior Subordinated Term Debt	$12,000			12,000
	Preferred Stock(3)	5,400			6,012

			—	1,056	25,012

Total Control Investments			$—	$20,556	$104,062

AFFILIATE INVESTMENTS
Danco Acquisition Corp.	Revolving Credit Facility	$1,100			$1,084
	Senior Term Debt	$2,925			2,881
	Senior Term Debt	$8,961			8,781
	Preferred Stock(3)	25			—
	Common Stock Warrants(3)	420			—

			$—	$1,599	12,746

Noble Logistics, Inc.	Revolving Credit Facility	$300			206
	Senior Term Debt	$7,227			4,951
	Senior Term Debt	$3,650			2,500
	Senior Term Debt	$3,650			2,500
	Preferred Stock(3)	1,075,000			3,026
	Common Stock(3)	1,682,456			—

			—	1,468	13,183

Quench Holdings Corp.	Senior Subordinated Term Debt	$8,000			6,000
	Preferred Stock(3)	388			2,627
	Common Stock(3)	35,242			—

			—	830	8,627

Total Affiliate Investments			$—	$3,897	$34,556

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	In accordance with Regulation S-X, Rule 6-03(c)(i), the Company does not consolidate its portfolio investments. Therefore, no equity in the net profit (loss) was recorded as of March 31, 2011.

(3)	Security is non-income producing.

(4)	Portfolio Company exited during the fiscal year ended March 31, 2011.

	Title of Issue or	Value as of	Gross	Gross	Value as of
Name of Issuer(1)	Nature of Indebtedness	March 31, 2010	Additions	Reductions	March 31, 2011
CONTROL INVESTMENTS:
A. Stucki Holding Corp.(3)	Senior Term Debt	$9,101	$—	$(9,101)	$—
	Senior Term Debt	9,900	—	(9,900)	—
	Senior Subordinated Term Debt	9,456	—	(9,456)	—
	Preferred Stock	4,529	118	(4,647)	—
	Common Stock	17,393	—	(17,393)	—

		50,379	118	(50,497)	—

Acme Cryogenics, Inc.(3)	Senior Subordinated Term Debt	13,585	915	—	14,500
	Senior Subordinated Term Debt	—	415	—	415
	Preferred Stock(2)	—	4,991	—	4,991
	Common Stock(2)	—	—	—	—
	Common Stock Warrants(2)	—	—	—	—

		13,585	6,321	—	19,906

ASH Holdings Corp.	Revolving Credit Facility	421	1,778	(2,199)	—
	Senior Subordinated Term Debt	1,750	—	(1,750)	—
	Preferred Stock(2)	—	—	—	—
	Common Stock(2)	—	—	—	—
	Common Stock Warrants(2)	—	—	—	—

		2,171	1,778	(3,949)	—

Cavert II Holding Corp.(3)	Senior Term Debt	2,875	—	(2,875)	—
	Senior Term Debt	2,700	—	(50)	2,650
	Senior Subordinated Term Debt	4,671	—	—	4,671
	Preferred Stock(2)	4,959	395	—	5,354
	Common Stock(2)	3,526	2,051	—	5,577

		18,731	2,446	(2,925)	18,252

Chase II Holdings Corp.(3)	Senior Term Debt	7,700	—	(7,700)	—
	Senior Term Debt	7,520	—	(7,520)	—
	Senior Subordinated Term Debt	6,168	—	(6,168)	—
	Preferred Stock	7,713	3,282	(10,995)	—
	Common Stock	—	6,918	(6,918)	—

		29,101	10,200	(39,301)	—

Country Club Enterprises, LLC(3)	Senior Subordinated Term Debt	6,869	1,000	(309)	7,560
	Preferred Stock(2)	—	—	—	—

		6,869	1,000	(309)	7,560

Galaxy Tool Holdings Corp.(3)	Senior Subordinated Term Debt	17,099	421	(12,300)	5,220
	Preferred Stock(2)	—	15,546	(14,107)	1,439
	Common Stock(2)	—	—	—	—

		17,099	15,967	(26,407)	6,659

Mathey Investments, Inc.(3)	Revolving Credit Facility	1,011	11	—	1,022
	Senior Term Debt	2,328	17	—	2,345
	Senior Term Debt	6,974	169	(3,500)	3,643
	Senior Term Debt	—	3,500	(79)	3,421
	Common Stock(2)	—	—	—	—
	Common Stock Warrants(2)	—	—	—	—

		10,313	3,697	3,579	10,431

Neville Limited	Common Stock(2)	—	610	(76)	534

		—	610	(76)	534

Precision Southeast, Inc.(3)	Revolving Credit Facility	—	749	—	749
	Senior Term Debt	—	7,775	—	7,775
	Preferred Stock(2)	—	1,909	39	1,948
	Common Stock(2)	—	91	214	305

		—	10,524	253	10,777

Tread Corp.(3)	Senior Subordinated Term Debt	4,943	—	(12)	4,931
	Preferred Stock(2)	—	—	—	—
	Common Stock(2)	—	1	(1)	—
	Common Stock Warrants(2)	—	83	(83)	—

		4,943	84	(96)	4,931

	Title of Issue or	Value as of	Gross	Gross	Value as of
Name of Issuer(1)	Nature of Indebtedness	March 31, 2010	Additions	Reductions	March 31, 2011
Venyu Solutions, Inc.(3)	Senior Subordinated Term Debt	—	7,000	—	7,000
	Senior Subordinated Term Debt	—	12,000	—	12,000
	Preferred Stock(2)	—	6,012	—	6,012

		—	25,012	—	25,012

Total Control Investments		$153,191	$77,757	$(126,886)	$104,062

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.(3)	Revolving Credit Facility	$893	$200	$(9)	$1,084
	Senior Term Debt	4,131	—	(1,250)	2,881
	Senior Term Debt	8,929	—	(148)	8,781
	Preferred Stock(2)	—	—	—	—
	Common Stock Warrants(2)	—	—	—	—

		13,953	200	(1,407)	12,746

Noble Logistics, Inc.(3)	Revolving Credit Facility	1,210	696	(1,700)	206
	Senior Term Debt	3,767	1,184	—	4,951
	Senior Term Debt	4,417	1,733	(3,650)	2,500
	Senior Term Debt	—	3,650	(1,150)	2,500
	Preferred Stock(2)	—	3,026	—	3,026
	Common Stock(2)	—	—	—	—

		9,394	10,289	(6,500)	13,183

Quench Holdings Corp. (3)	Senior Subordinated Term Debt	6,150	—	(150)	6,000
	Preferred Stock(2)	3,224	—	(597)	2,627
	Common Stock(2)	—	—	—	—

		9,374	—	(747)	8,627

Total Affiliate Investments		$32,721	$10,489	$(8,654)	$34,556

(1)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(2)	Security is non-income producing.

(3)	Some or all of the securities of this portfolio company are pledged as collateral to the Company’s Credit Facility.

(4)	Portfolio Company was exited during the fiscal year ended March 31, 2011.