Form 10-Q
period 2011-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2011-08-01
CIK 1321741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2011

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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 1, 2011, was 22,080,133.

GLADSTONE INVESTMENT CORPORATION
TABLE OF CONTENTS

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30,	March 31,
	2011	2011
ASSETS
Investments at fair value
Control investments (Cost of $139,913 and $136,306, respectively)	$99,717	$104,062
Affiliate investments (Cost of $59,186 and $45,145, respectively)	50,676	34,556
Non-Control/Non-Affiliate investments (Cost of $15,155 and $15,741, respectively)	14,902	14,667

Total investments (Cost of $214,254 and $197,192, respectively)	165,295	153,285
Cash and cash equivalents	68,858	80,580
Restricted cash	4,430	4,499
Interest receivable	782	737
Due from custodian	1,626	859
Deferred financing fees	340	373
Prepaid assets	268	224
Other assets	533	552

TOTAL ASSETS	$242,132	$241,109

LIABILITIES
Borrowings at fair value
Short-term loan (Cost of $40,000)	$40,000	$40,000
Credit Facility (Cost of $0)	—	—

Total borrowings (Cost of $40,000)	40,000	40,000
Accounts payable and accrued expenses	384	201
Fees due to Adviser(A)	308	499
Fee due to Administrator(A)	151	171
Other liabilities	1,254	1,409

TOTAL LIABILITIES	42,097	42,280

NET ASSETS	$200,035	$198,829

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at June 30, 2011 and March 31, 2011	$22	$22
Capital in excess of par value	257,190	257,192
Net unrealized depreciation of investment portfolio	(48,959)	(43,907)
Net unrealized depreciation of other	(37)	(76)
Undistributed net investment income	684	165
Accumulated net realized losses	(8,865)	(14,567)

TOTAL NET ASSETS	$200,035	$198,829

NET ASSETS PER SHARE	$9.06	$9.00

(A)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
INVESTMENT INCOME
Interest income
Control investments	$2,634	$3,019
Affiliate investments	1,368	1,082
Non-Control/Non-Affiliate investments	405	405
Cash and cash equivalents	4	1

Total interest income	4,411	4,507
Other income
Control investments	835	2,741
Non-Control/Non-Affiliate investments	16	—

Total other income	851	2,741

Total investment income	5,262	7,248

EXPENSES
Loan servicing fee(A)	677	824
Base management fee(A)	331	200
Incentive fee(A)	19	1,052
Administration fee(A)	151	178
Interest expense	132	274
Amortization of deferred financing fees	108	164
Professional fees	209	124
Stockholder related costs	126	104
Other expenses	224	240

Expenses before credits from Adviser	1,977	3,160
Credits to fees from Adviser(A)	(215)	(119)

Total expenses net of credits to fees	1,762	3,041

NET INVESTMENT INCOME	3,500	4,207

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on sale of investments	5,739	16,976
Net realized loss on other	(39)	—
Net unrealized depreciation of investment portfolio	(5,052)	(15,798)
Net unrealized appreciation (depreciation) of other	39	(17)

Net gain on investments and other	687	1,161

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,187	$5,368

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and diluted	$0.19	$0.24

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	22,080,133	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
Operations:
Net investment income	$3,500	$4,207
Net realized gain on sale of investments	5,739	16,976
Net realized loss on other	(39)	—
Net unrealized depreciation of investment portfolio	(5,052)	(15,798)
Net unrealized appreciation (depreciation) of other	39	(17)

Net increase in net assets from operations	4,187	5,368

Capital transactions:
Shelf offering registration costs, net	—	10

Distributions:
Distributions to stockholders	(2,981)	(2,650)

Total increase in net assets	1,206	2,728
Net assets at beginning of period	198,829	192,978

Net assets at end of period	$200,035	$195,706

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$4,187	$5,368
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(22,459)	(1,354)
Principal repayments of investments	3,067	39,585
Proceeds from sales of investments	8,069	21,474
Net realized gain on sales of investments	(5,739)	(16,976)
Net realized loss on other	39	—
Net unrealized depreciation of investment portfolio	5,052	15,798
Net unrealized (appreciation) depreciation of other	(39)	17
Net amortization of premiums and discounts	—	2
Amortization of deferred financing fees	108	164
Decrease in restricted cash	69	—
(Increase) decrease in interest receivable	(45)	392
Increase in due from custodian	(767)	(16,427)
Increase in prepaid assets	(44)	(40)
Decrease (increase) in other assets	19	(4,008)
Increase in accounts payable and accrued expenses	183	198
(Decrease) increase in fees due to Adviser(A)	(191)	1,090
(Decrease) increase in administration fee payable to Administrator(A)	(20)	29
(Decrease) increase in other liabilities	(155)	1,019

Net cash (used in) provided by operating activities	(8,666)	46,331

CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering registration proceeds	—	10
Proceeds from short-term borrowings	40,000	75,000
Repayments on short-term borrowings	(40,000)	(75,000)
Borrowings from Credit Facility	—	16,000
Repayments on Credit Facility	—	(27,300)
Purchase of derivatives	—	(41)
Deferred financing fees	(75)	(749)
Distributions paid	(2,981)	(2,650)

Net cash used in financing activities	(3,056)	(14,730)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,722)	31,601
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,580	87,717

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,858	$119,318

NON-CASH ACTIVITIES(B)	$6	$515

(A)	Refer to Note 4—Related Party Transactions for additional information.

(B)	2011: Non-cash activities represent paid in-kind income from the Company’s syndicated loan to Survey Sampling, LLC.

2010: Non-cash activities represent real property distributed to shareholders of A. Stucki Holding Corp. prior to its sale in June 2010. This property is included in the Company’s Schedule of Investments under Neville Limited at June 30 and March 31, 2011, and its fair value was recognized as other income on the Company’s Statement of Operations during the three months ended June 30, 2010.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
JUNE 30, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(D)(G)		6,984	8,019
		Common Stock (418,072 shares)(D)(G)		1,045	—
		Common Stock Warrants (452,683 shares)(D)(G)		25	—

				22,554	22,519

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $342 available (5.0%, Due 3/2013)(H)	3,658	3,616	—
		Senior Subordinated Term Debt (4.0%, Due 3/2013)(H)	6,250	6,060	—
		Preferred Stock (2,500 shares)(D)(G)		2,500	—
		Common Stock (1 share) (D)(G)		—	—
		Common Stock Warrants (73,599 shares)(D)(G)		4	—
		Guaranty ($750)

				12,180	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.3%, Due 11/2014)(E)	8,000	8,000	2,400
		Preferred Stock (2,380,000 shares)(D)(G)		3,725	—
		Guaranty ($3,914)

				11,725	2,400

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(D)(G)		19,658	1,195
		Common Stock (48,093 shares)(D)(G)		48	—

				24,926	6,415

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $1,750 available (10.0%, Due 3/2012)	—	—	—
		Senior Term Debt (10.0%, Due 3/2013)(E)	2,375	2,375	2,342
		Senior Term Debt (12.0%, Due 3/2014)(E)	3,727	3,727	3,639
		Senior Term Debt (2.5%, Due 3/2014)(E)(F)	3,500	3,500	3,417
		Common Stock (37 shares)(D)(G)		500	—
		Common Stock Warrants (21 shares)(D)(G)		277	—

				10,379	9,398

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(E)	13,560	13,560	13,509
		Preferred Stock (27,900 shares)(D)(G)(J)		2,790	2,790
		Common Stock (27,900 shares)(D)(G)(J)		28	28

				16,378	16,327

Neville Limited	Real Estate — investments	Common Stock (100 shares)(D)(G)		610	516

				610	516
Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $451 available (7.5%, Due 12/2011)	549	549	549
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(D)(G)		1,909	1,901
		Common Stock (90,909 shares)(D)(G)		91	—

				10,324	10,225

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(E)	5,000	5,000	4,925
		Preferred Stock (832,765 shares)(D)(G)		833	929
		Common Stock (129,067 shares)(D)(G)		1	86
		Common Stock Warrants (1,022,727 shares)(D)(G)		3	656

				5,837	6,596

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(D)(G)		6,000	6,321

				25,000	25,321

Total Control Investments (represented 60.3% of total investments at fair value)				$139,913	$99,717

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
JUNE 30, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS:
Cavert II Holding Corp.(I)	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 4/2016)(E)(F)	$2,150	$2,150	$2,161
		Senior Subordinated Term Debt (13.0%, Due 4/2016)(E)	4,671	4,671	4,688
		Subordinated Term Debt (11.8%, Due 4/2016)(E)	5,700	5,700	5,700
		Preferred Stock (18,446 shares)(G)		1,844	2,451

				14,365	15,000

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $400 available (10.0%, Due 10/2011)(E)	1,100	1,100	1,078
		Senior Term Debt (10.0%, Due 10/2012)(E)	2,925	2,925	2,867
		Senior Term Debt (12.5%, Due 4/2013)(E)(F)	8,938	8,938	8,714
		Preferred Stock (25 shares)(D)(G)		2,500	—
		Common Stock Warrants (420 shares)(D)(G)		2	—

				15,465	12,659

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Senior Term Debt (9.2%, Due 12/2012)(E)	7,227	7,227	5,240
		Senior Term Debt (10.5%, Due 12/2012)(E)	3,650	3,650	2,646
		Senior Term Debt (10.5%, Due 12/2012)(E)(F)	3,650	3,650	2,646
		Preferred Stock (1,075,000 shares)(D)(G)		1,750	3,529
		Common Stock (1,682,444 shares)(D)(G)		1,682	104

				17,959	14,165

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(E)	8,000	8,000	5,920
		Preferred Stock (388 shares)(D)(G)		2,950	2,932
		Common Stock (35,242 shares)(D)(G)		447	—

				11,397	8,852

Total Affiliate Investments (represented 30.7% of total investments at fair value)				$59,186	$50,676

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Syndicated Loans:
Survey Sampling, LLC	Service — telecommunications- based sampling	Senior Term Debt (10.9%, Due 12/2012)(K)	$2,293	$2,294	$2,293

Subtotal — Syndicated Loans				2,294	2,293

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(C)	3,043	3,043	3,155

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (11.0%, Due 5/2014)(E)	6,528	6,528	6,455
		Senior Term Debt (11.5%, Due 5/2014)(E)	2,990	2,990	2,956
		Common Stock Warrants (55 shares)(D)(G)		300	43

				9,818	9,454

Total Non-Control/Non-Affiliate Investments (represented 9.0% of total investments at fair value)				$15,155	$14,902

TOTAL INVESTMENTS				$214,254	$165,295

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(B)	Percentages represent the weighted average interest rates in effect at June 30, 2011, and due dates represent the contractual maturity date.

(C)	Valued based on the indicative bid price on or near June 30, 2011, offered by the respective syndication agent’s trading desk or secondary desk.

(D)	Security is non-income producing.

(E)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at June 30, 2011.

(F)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.

(G)	Aggregates all shares of such class of stock owned by the Company without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned by the Company without regard to specific series of such class of stock such warrants allow the Company to purchase.

(H)	Debt security is on non-accrual.

(I)	In April 2011, the Company sold its common equity investment, received partial redemption of its preferred stock and invested new subordinated debt in Cavert as part of a recapitalization. As a result of the recapitalization, Cavert has been reclassified as an Affiliate investment during the three months ended June 30, 2011.

(J)	New proprietary portfolio investment valued at cost, as it was determined that the price paid by the Company through an orderly transaction during the current quarter best represents fair value as of June 30, 2011.

(K)	Security was paid off, at par, subsequent to June 30, 2011, and was valued based on the payoff.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
MARCH 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500	$14,500
		Senior Subordinated Term Debt (12.5%, Due 12/2011)	415	415	415
		Preferred Stock (898,814 shares)(D)(G)		6,984	4,991
		Common Stock (418,072 shares)(D)(G)		1,045	—
		Common Stock Warrants (452,683 shares)(D)(G)		24	—

				22,968	19,906

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $717 available (3.0%, Due 3/2013)(L)	3,283	3,241	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(L)	6,250	6,060	—
		Preferred Stock (2,500 shares)(D)(G)		2,500	—
		Common Stock (1 share) (D)(G)		—	—
		Common Stock Warrants (73,599 shares)(D)(G)		4	—
		Guaranty ($750)

				11,805	—

Cavert II Holding Corp.(J)	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 10/2012)(F)	2,650	2,650	2,650
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671	4,671
		Preferred Stock (41,102 shares)(D)(G)		4,110	5,354
		Common Stock (69,126 shares)(D)(G)		69	5,577

				11,500	18,252

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.3%, Due 11/2014)(E)	8,000	8,000	7,560
		Preferred Stock (2,380,000 shares)(D)(G)		3,725	—
		Guaranty ($3,914)

				11,725	7,560

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(D)(G)		19,658	1,439
		Common Stock (48,093 shares)(D)(G)		48	—

				24,926	6,659
Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2012)(E)	1,032	1,032	1,022
		Senior Term Debt (10.0%, Due 3/2013)(E)	2,375	2,375	2,345
		Senior Term Debt (12.0%, Due 3/2014)(E)	3,727	3,727	3,643
		Senior Term Debt (2.5%, Due 3/2014)(E)(F)	3,500	3,500	3,421
		Common Stock (37 shares)(D)(G)		500	—
		Common Stock Warrants (21 shares)(D)(G)		277	—

				11,411	10,431

Neville Limited (I)	Real Estate — investments	Common Stock (100 shares)(D)(G)		610	534

				610	534

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 12/2011)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(D)(G)		1,909	1,948
		Common Stock (90,909 shares)(D)(G)		91	305

				10,524	10,777

Tread Corp.(H)	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(E)	5,000	5,000	4,931

		Preferred Stock (832,765 shares)(D)(G)		833	—
		Common Stock (129,067 shares)(D)(G)		1	—
		Common Stock Warrants (1,022,727 shares)(D)(G)		3	—

				5,837	4,931

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(D)(G)		6,000	6,012

				25,000	25,012

Total Control Investments (represented 67.9% of total investments at fair value)				$136,306	$104,062

GLADSTONE INVESTMENT CORPORATION
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)
MARCH 31, 2011
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $400 available (10.0%, Due 10/2011)(E)	$1,100	$1,100	$1,084
		Senior Term Debt (10.0%, Due 10/2012)(E)	2,925	2,925	2,881
		Senior Term Debt (12.5%, Due 4/2013)(E)	8,961	8,961	8,781
		Preferred Stock (25 shares)(D)(G)		2,500	—
		Common Stock Warrants (420 shares)(D)(G)		2	—

				15,488	12,746

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $300 available (4.3%, Due 6/2011)(E)	300	300	206
		Senior Term Debt (9.2%, Due 12/2012)(E)	7,227	7,227	4,951
		Senior Term Debt (10.5%, Due 12/2012)(E)	3,650	3,650	2,500
		Senior Term Debt (10.5%, Due 12/2012)(E)(F)	3,650	3,650	2,500
		Preferred Stock (1,075,000 shares)(D)(G)		1,750	3,026
		Common Stock (1,682,444 shares)(D)(G)		1,683	—

				18,260	13,183

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(E)	8,000	8,000	6,000
		Preferred Stock (388 shares)(D)(G)		2,950	2,627
		Common Stock (35,242 shares)(D)(G)		447	—

				11,397	8,627

Total Affiliate Investments (represented 22.5% of total investments at fair value)				$45,145	$34,556

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Syndicated Loans:
Fifth Third Processing Solutions, LLC(K)	Service — electronic payment processing	Senior Subordinated Term Debt (8.3%, Due 11/2017)(C)	$500	$495	$509
Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (10.7%, Due 12/2012)(C)	2,306	2,308	1,499

Subtotal — Syndicated Loans				2,803	2,008

Non-syndicated Loans:
American Greetings Corporation	Manufacturing and design — greeting cards	Senior Notes (7.4%, Due 6/2016)(C)	3,043	3,043	3,073

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (11.0%, Due 5/2014)(E)	6,545	6,545	6,512
		Senior Term Debt (11.5%, Due 5/2014)(E)	3,050	3,050	3,035
		Common Stock Warrants (55 shares)(D)(G)		300	39

				9,895	9,586

Total Non-Control/Non-Affiliate Investments (represented 9.6% of total investments at fair value)				$15,741	$14,667

TOTAL INVESTMENTS				$197,192	$153,285

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.

(B)	Percentages represent the weighted average interest rates in effect at March 31, 2011, and due dates represent the contractual maturity date.

(C)	Valued based on the indicative bid price on or near March 31, 2011, offered by the respective syndication agent’s trading desk or secondary desk.

(D)	Security is non-income producing.

(E)	Fair value based on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2011.

(F)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.

(G)	Aggregates all shares of such class of stock owned by the Company without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned by the Company without regard to specific series of such class of stock such warrants allow the Company to purchase.

(H)	In June 2010, an additional equity investment increased the Company’s fully-diluted ownership above 25%, resulting in the investment being reclassified as Control during the quarter ended June 30, 2010.

(I)	In July 2010, Gladstone Neville Corp. changed its name to Neville Limited.

(J)	In April 2011, the Company sold its common equity investment, received partial redemption of its preferred stock and invested new subordinated debt in Cavert II Holding Corp. as part of a recapitalization.

(K)	In May 2011, the Company received full repayment of its senior subordinated term debt investment in Fifth Third Processing Solutions, LLC.

(L)	Debt security is on non-accrual.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE
INDICATED)
NOTE 1. ORGANIZATION
Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2011.
The fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements but does not include all disclosures required by GAAP.
Investment Valuation Policy
The Company carries its investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by the Company’s board of directors (the “Board of Directors”). In determining the fair value of the Company’s investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by the Board of Directors, and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of the Company’s investment portfolio.
The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time, the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scope used to value the Company’s investments. When these specific third-party appraisals are sought, the Company uses estimates of value delineated in such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value the investment the Company has in that business.
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
In the event these limited markets become illiquid to a degree that market prices are no longer readily available, the Company will value its syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, or higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of June 30, 2011, the Company assessed trading activity in its syndicated assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus either firm bid prices, or IBPs, were used to fair value the Company’s syndicated assets as of June 30, 2011, except for Survey Sampling, LLC, which paid off, at par, subsequent to June 30, 2011, and was valued based on the payoff.
Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities and (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities.
(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity, or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.
(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value, which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors:
•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities and

•	DCF or other pertinent factors.

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
(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Further, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or its own assumptions in the absence of other observable market data and may also employ DCF valuation techniques.
Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Furthermore, such differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.
Refer to Note 3 below for additional information regarding fair value measurements and the Company’s adoption of ASC 820.
Investment Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At June 30 and March 31, 2011, one Control investment, ASH Holdings Corp. (“ASH”), was on non-accrual with a fair value of $0.
The Company has one loan in its portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The Company recorded PIK income of $6 for the three months ended June 30, 2011. No PIK interest was recorded during the prior year period.
The Company records success fees upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. The Company recorded $0.1 million of success fees during the three months ended June 30, 2011, representing a prepayment received from Mathey Investments, Inc. (“Mathey”). During the quarter ended June 30, 2010, the Company recorded success fees of $2.0 million in connection with the exit and payoff of A. Stucki Holding Corp. (“A. Stucki”).
Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash and is recorded in Other income in the accompanying Condensed

Consolidated Statements of Operations. During the three months ended June 30, 2011, the Company recorded and collected $0.7 million of dividends accrued on preferred shares of Cavert II Holdings Corp. (“Cavert”) in connection with the recapitalization of Cavert. During the three months ended June 30, 2010, the Company recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale.
Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the potential impact that the adoption of ASU 2011-04 may have on the Company’s financial position and results of operations.
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
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers and

•	Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based upon the best available information.
As of June 30 and March 31, 2011, all of the Company’s investments were valued using Level 3 inputs.
The following table presents the financial assets carried at fair value as of June 30, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	As of June 30, 2011
				Total Fair Value
				Reported in Condensed
				Consolidated Statement of
	Level 1	Level 2	Level 3	Assets and Liabilities
Control Investments
Senior term debt	$—	$—	$17,722	$17,722
Senior subordinated term debt	—	—	59,554	59,554
Preferred equity	—	—	21,155	21,155
Common equity/equivalents	—	—	1,286	1,286

Total Control investments	—	—	99,717	99,717

Affiliate Investments
Senior term debt	—	—	25,351	25,351
Senior subordinated term debt	—	—	16,308	16,308
Preferred equity	—	—	8,913	8,913
Common equity/equivalents	—	—	104	104

Total Affiliate investments	—	—	50,676	50,676

Non-Control/Non-Affiliate Investments
Senior term debt	—	—	14,859	14,859
Common equity/equivalents	—	—	43	43

Total Non-Control/Non-Affiliate Investments	—	—	14,902	14,902

Total Investments at fair value	$—	$—	$165,295	$165,295

Cash Equivalents	60,000	—	—	60,000

Total Investments and Cash Equivalents	$60,000	$—	$165,295	$225,295

The following table presents the financial assets carried at fair value as of March 31, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide a roll-forward in the changes in fair value during the three months ended June 30, 2011 and 2010 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the tables below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period. The first table is broken out by Control, Affiliate and Non-Control/Non-Affiliate investment classification. The second table is broken out by major security type.
Fair value measurements using unobservable data inputs (Level 3)
Period ended June 30, 2011:

			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Three months ended June 30, 2011:
Fair value as of March 31, 2011	$104,062	$34,556	$14,667	$153,285
Net realized gains(A)	5,734	—	5	5,739
Net unrealized (depreciation) appreciation(B)	(1,758)	1,985	834	1,061
Reversal of previously-recorded appreciation upon realization(B)	(6,193)	94	(14)	(6,113)
Issuances / Originations(C)	16,753	5,700	6	22,459
Sales	(8,069)	—	—	(8,069)
Settlements / Repayments(D)	(1,647)	(824)	(596)	(3,067)
Transfers(E)	(9,165)	9,165	—	—

Fair value as of June 30, 2011	$99,717	$50,676	$14,902	$165,295

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended June 30, 2011:
Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285
Net realized gains(A)	—	5	—	5,734	5,739
Net unrealized appreciation (depreciation)(B)	1,357	(5,655)	4,832	527	1,061
Reversal of previously-recorded appreciation upon realization(B)	95	(14)	(686)	(5,508)	(6,113)
Issuances / Originations(C)	6	19,635	2,790	28	22,459
Sales	—	—	(2,266)	(5,803)	(8,069)
Settlements / Repayments(D)	(2,153)	(915)	—	1	(3,067)

Fair value as of June 30, 2011	$57,932	$75,862	$30,068	$1,433	$165,295

Period ended June 30, 2010:

			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Three months ended June 30, 2010:
Fair value as of March 31, 2010	$148,248	$37,664	$20,946	$206,858
Net realized gains(A)	16,957	—	19	16,976
Net unrealized (depreciation) appreciation(B)	(55)	1,237	444	1,626
Reversal of previously-recorded appreciation upon realization(B)	(17,406)	—	(18)	(17,424)
Issuances / Originations(C)	1,354	—	—	1,354
Sales	(21,474)	—	—	(21,474)
Settlements / Repayments(D)	(31,803)	(472)	(7,312)	(39,587)
Transfers(F)	5,753	(5,753)	—	—

Fair value as of June 30, 2010	$101,574	$32,676	$14,079	$148,329

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended June 30, 2010:
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858
Net realized gains(A)	19	—	—	16,957	16,976
Net unrealized appreciation (depreciation)(B)	510	(168)	556	728	1,626
Reversal of previously-recorded appreciation upon realization(B)	(19)	—	(142)	(17,263)	(17,424)
Issuances / Originations(C)	—	685	58	611	1,354
Sales	—	—	(4,387)	(17,087)	(21,474)
Settlements / Repayments(D)	(29,976)	(9,611)	—	—	(39,587)

Fair value as of June 30, 2010	$64,893	$62,018	$16,510	$4,908	$148,329

(A)	Included in the realized and unrealized gain (loss) section on the accompanying Condensed Consolidated Statement of Operations for the periods ended June 30, 2011 and 2010.

(B)	Included in Net unrealized depreciation of investment portfolio on the accompanying Condensed Consolidated Statement of Operations for the periods ended June 30, 2011 and 2010.

(C)	Includes PIK and other non-cash disbursements to portfolio companies.

(D)	Includes amortization of premiums and discounts and other cost-basis adjustments.

(E)	Transfer represents the cost basis of Cavert immediately after its recapitalization in April 2011, which was reclassified from a Control to an Affiliate investment during the three months ended June 30, 2011.

(F)	Transfer represents the cost basis as of March 31, 2010 of Tread Corporation, which was reclassified from an Affiliate to a Control investment during the three months ended June 30, 2010.
Non-Proprietary Investment Activity
Non-proprietary investments are investments that were not originated by the Company. During the three months ended June 30, 2011, the Company received full repayment of its syndicated loan to Fifth Third Processing Solutions, LLC, resulting in gross proceeds of approximately $0.5 million. The non-proprietary loans in the Company’s investment portfolio, consisting of all Non-Control/Non-Affiliate investments other than B-Dry, LLC, had a fair value of approximately $5.4 million, or 3.3% of its total investments at June 30, 2011.

Proprietary Investment Activity
During the three months ended June 30, 2011, the following significant transactions occurred:
•	In April 2011, the Company recapitalized its investment in Cavert, from which the Company received gross cash proceeds of $5.6 million from the sale of its common equity, resulting in a realized gain of $5.5 million, $2.3 million in a partial redemption of its preferred stock and $0.7 million in preferred dividends. At the same time, the Company invested $5.7 million in new subordinated debt in Cavert. Cavert was reclassified from a Control investment to an Affiliate investment during the three months ended June 30, 2011.

•	In April 2011, the Company invested $16.4 million in a new Control investment, Mitchell Rubber Products, Inc. (“Mitchell”), consisting of subordinated debt and preferred and common equity. Mitchell, headquartered in Mira Loma, California, develops, mixes and molds rubber compounds for specialized applications in the non-tire rubber market.
Refer to Note 12, Subsequent Events, for investment activity occurring subsequent to June 30, 2011.
Investment Concentrations
Approximately 35.0% of the aggregate fair value of the Company’s investment portfolio at June 30, 2011, was comprised of senior term debt, 45.9% was comprised of senior subordinated term debt and 19.1% was comprised of preferred and common equity securities or their equivalents. At June 30, 2011, the Company had investments in 17 portfolio companies with an aggregate fair value of $165.3 million, of which Venyu Solutions, Inc. (“Venyu”), Acme Cryogenics, Inc. (“Acme”) and Mitchell, collectively, comprised approximately $64.2 million, or 38.8% of the Company’s total investment portfolio, at fair value. The following table outlines the Company’s investments by security type at June 30 and March 31, 2011:

	June 30, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$62,421	$57,932	$64,566	$58,627
Senior subordinated term debt	93,327	75,862	74,602	62,806
Preferred equity	53,443	30,068	52,922	25,398
Common equity/Equivalents	5,063	1,433	5,102	6,454

Total Investments	$214,254	$165,295	$197,192	$153,285

Investments at fair value consisted of the following industry classifications at June 30 and March 31, 2011:

	June 30, 2011		March 31, 2011
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
Chemicals, plastics and rubber	$38,846	23.5%	$19,906	13.0%
Electronics	25,321	15.3	25,012	16.3
Containers, packaging and glass	25,225	15.3	29,029	19.0
Cargo transport	14,165	8.6	13,183	8.6
Diversified/Conglomerate manufacturing	12,659	7.7	12,746	8.3
Buildings and real estate	9,970	6.0	10,120	6.6
Machinery	9,398	5.7	10,431	6.8
Home and office furnishings/Consumer products	8,852	5.3	8,627	5.6
Oil and gas	6,596	4.0	4,931	3.2
Aerospace and defense	6,415	3.9	6,659	4.4
Printing and publishing	3,155	1.9	3,073	2.0
Automobile	2,400	1.4	7,560	4.9
Telecommunications	2,293	1.4	1,499	1.0
Diversified/Conglomerate service	—	—	509	0.3

Total Investments	$165,295	100.0%	$153,285	100.0%

The investments, at fair value, were included in the following geographic regions of the United States at June 30 and March 31, 2011:

	June 30, 2011		March 31, 2011
		Percentage of		Percentage of
	Fair Value	Total Investments	Fair Value	Total Investments
South	$106,486	64.4%	$92,172	60.1%
Northeast	36,580	22.1	38,126	24.9
West	12,659	7.7	12,746	8.3
Midwest	9,570	5.8	10,241	6.7

Total Investments	$165,295	100.0%	$153,285	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2011:

		Amount
For the remaining nine months ending March 31:	2012	$16,949
For the fiscal year ending March 31:	2013	31,578
	2014	34,331
	2015	17,221
	2016	26,775
	2017	29,124
	Thereafter	—

	Total contractual repayments	$155,978
	Investments in equity securities	58,506
	Adjustments to cost basis on debt securities	(230)

	Total cost basis of investments held at June 30, 2011:	$214,254

Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of portfolio companies. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30 and March 31, 2011, the Company had gross receivables from portfolio companies of $0.5 million. The allowance for uncollectible receivables was $0.1 million at June 30 and March 31, 2011.
NOTE 4. RELATED PARTY TRANSACTIONS
Investment Advisory and Management Agreement
The Company has entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by the Company’s chairman and chief executive officer. In accordance with the Advisory Agreement, the Company pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 12, 2011, the Board of Directors approved the renewal of the Advisory Agreement through August 31, 2012.
The following table summarizes the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
	2011	2010
Average total assets subject to base management fee(A)	$201,600	$204,800
Multiplied by pro-rata annual base management fee of 2%	0.5%	0.5%

Unadjusted base management fee	$1,008	$1,024

Reduction for loan servicing fees(B)	(677)	(824)

Base management fee(B)	$331	$200

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(15)
Credit for fees received by Adviser from the portfolio companies	(215)	(104)

Credit to base management fee from Adviser(B)	(215)	(119)

Net base management fee	$116	$81

Net incentive fee(B)	$19	$1,052

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected, in total, as a line item on the Condensed Consolidated Statement of Operations.

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

The Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three months ended June 30, 2011 and 2010.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to the Company’s portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees and 100% of other fees are credited against the base management fee that the Company would otherwise be required to pay to the Adviser.
Incentive Fee
The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if the Company’s quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of the Company’s net assets (the “hurdle rate”). The Company will pay the Adviser an income-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:
•	no incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).
The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years. No capital gains-based incentive fee has been recorded for the Company from its inception through June 30, 2011, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
Additionally, in accordance with GAAP, the Company did not accrue a capital gains-based incentive fee for the three months ended June 30, 2011. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP require the Company to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded for the Company from its inception through June 30, 2011.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of its Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, the Board of Directors approved the renewal of the Administration Agreement through August 31, 2012.
Related Party Fees Due
Amounts due to related parties on the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31,
	2011	2011
Base management fee due to Adviser	$116	$341
Loan servicing fee due to Adviser	173	157
Incentive fee due to Adviser	19	—
Other	—	1

Total Fees due to Adviser	308	499

Fee due to Administrator	151	171

Total related party fees due	$459	$670

NOTE 5. BORROWINGS
Line of Credit
On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender. In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank AG under a prior line of credit. On April 13, 2010, the Company, through Business Investment, entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit, which extended the maturity date of the Credit Facility to April 13, 2012. If the Credit Facility is not renewed or extended by April 13, 2012, all unpaid principal and interest will be due and payable within one year of the maturity date. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. As of June 30, 2011, the Company had no borrowings outstanding with approximately $40.5 million of availability under the Credit Facility. For the three months ended June 30, 2011 and 2010, the Company had weighted average borrowings outstanding under the Credit Facility of $0 and $11.0 million, respectively. The weighted average effective interest rate for the three months ended June 30, 2011, was not meaningful, as the Company had no borrowings outstanding under the Credit Facility during the period. For the three months ended June 30, 2010, the weighted average effective interest rate was 9.8%.
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
The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to the Company’s credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011 and 2012. The Company is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires the Company to comply with other financial and operational covenants, which obligate the Company to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires the Company to maintain (i) a minimum net worth of $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2011, the Company was in compliance with all covenants.
Short-Term Loan
Similar to what has been done at the close of several of the prior quarters to maintain the Company’s status as a RIC, the Company purchased $40.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on June 29, 2011. The T-Bills were purchased using $4.0 million from existing T-Bills for collateral and the proceeds from a $40.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.64%. On July 7, 2011, when the T-Bills matured, the Company repaid the $40.0 million loan from Jefferies.
Fair Value
The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments. The Company estimates the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. Due to the eight-day duration of the short-term loan, cost was deemed to approximate fair value. As of June 30, 2011, all of the Company’s borrowings were valued using Level 3 inputs. The following tables present the Credit Facility and short-term loan carried at fair value as of June 30 and March 31, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for level three of the hierarchy established by ASC 820 and a roll-forward in the changes in fair value during the three months ended June 30, 2011 and 2010:

	Level 3 - Borrowings
	Total Fair Value Reported in Condensed
	Consolidated Statements of Assets and Liabilities
	June 30, 2011	March 31, 2011
Short-Term Loan	$40,000	$40,000
Credit Facility	—	—

Total	$40,000	$40,000

			Total Fair Value
			Reported in Condensed
	Short-Term	Credit	Consolidated Statements
	Loan	Facility	of Assets and Liabilities
Three months ended June 30, 2011:
Fair value at March 31, 2011	$40,000	$—	$40,000
Borrowings	40,000	—	40,000
Repayments	(40,000)	—	(40,000)

Fair value at June 30, 2011	$40,000	$—	$40,000

Three months ended June 30, 2010:
Fair value at March 31, 2010	$75,000	$27,812	$102,812
Borrowings	75,000	16,000	91,000
Repayments	(75,000)	(27,300)	(102,300)
Net unrealized appreciation(A)	—	(12)	(12)

Fair value at June 30, 2010	$75,000	$16,500	$91,500

(A)	Included in net unrealized appreciation (depreciation) of other on the accompanying Condensed Consolidated Statements of Operations for the period ended June 30, 2010.

The fair value of the collateral under the Credit Facility was approximately $158.2 million and $146.3 million at June 30 and March 31, 2011, respectively. The fair value of the collateral under the short-term loan was approximately $44.0 million at both June 30 and March 31, 2011.
NOTE 6. INTEREST RATE CAP AGREEMENTS
In May 2009, the Company cancelled its interest rate cap agreement with Deutsche Bank AG and entered into an interest rate cap agreement with BB&T that effectively limited the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap had a notional amount of $45.0 million at a cost of approximately $39. The agreement provided that the Company’s interest rate or cost of funds on a portion of its borrowings was capped at 6.5% when LIBOR was in excess of 6.5%. The interest rate cap agreement expired in May 2011, and a realized loss of $39 was recorded during the three months ended June 30, 2011.
In April 2010, the Company entered into an interest rate cap agreement, effective May 2011 and expiring in May 2012, with BB&T for a notional amount of $45.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. In conjunction with this agreement, the Company incurred a premium fee of approximately $41. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.0% when the LIBOR is in excess of 6.0%. The Company records changes in the fair value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation of other on the accompanying Condensed Consolidated Statements of Operations. At June 30, 2011, the interest rate cap agreement had a fair value of $4.
The use of a cap agreement involves risks that are different from those associated with ordinary portfolio securities transactions. Cap agreements may be considered to be illiquid. Although the Company will not enter into any such agreements unless it believes that the other party to the transaction is creditworthy, the Company does bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty.
NOTE 7. COMMON STOCK
Registration Statement
On July 21, 2009, the Company filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. The Company filed a post-effective amendment to such registration statement on August 24, 2010, which the SEC declared effective on December 23, 2010. The Company filed a third post-effective amendment to such registration statement on June 17, 2011, which has not yet been declared effective. Once this post-effective amendment is declared effective, the registration statement will permit the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of these securities.
NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE
The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Numerator for basic and diluted net increase in net assets resulting from operations per share	$4,187	$5,368
Denominator for basic and diluted weighted average shares	22,080,133	22,080,133

Basic and diluted net increase in net assets resulting from operations per share	$0.19	$0.24

NOTE 9. DISTRIBUTIONS
The Board of Directors declared the following monthly distributions to stockholders for the three months ended June 30, 2011 and 2010:

				Distribution
Fiscal Year	Declaration Date	Record Date	Payment Date	per Share
2012	April 12, 2011	April 22, 2011	April 29, 2011	$0.045
	April 12, 2011	May 20, 2011	May 31, 2011	0.045
	April 12, 2011	June 20, 2011	June 30, 2011	0.045

Three months ended June 30, 2011:				$0.135

2011	April 7, 2010	April 22, 2010	April 30, 2010	$0.040
	April 7, 2010	May 20, 2010	May 28, 2010	0.040
	April 7, 2010	June 22, 2010	June 30, 2010	0.040

Three months ended June 30, 2010:				$0.120

Aggregate distributions declared and paid for the three months ended June 30, 2011 and 2010 were approximately $3.0 million and $2.6 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the distributions declared and paid for the fiscal year ended March 31, 2012 will be determined at year end and cannot be determined at this time. For the fiscal year ended March 31, 2011, taxable income available for distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, the Company elected to treat a portion of the first distribution paid in fiscal year 2012 as having been paid in the prior year.
NOTE 10. COMMITMENTS AND CONTINGENCIES
At June 30, 2011, the Company was not party to any signed commitments for potential investments. However, the Company has certain lines of credit with its portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and the Company expects many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. The Company estimated the fair value of these unused line of credit commitments as of June 30, 2011 and March 31, 2011 to be nominal.
In October 2008, the Company executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company and ASH. The Finance Facility provides ASH with a line of credit of up to $0.8 million for component Ford parts used by ASH to build truck bodies under a separate contract. Ford retains title and ownership of the parts. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor. The Finance Facility is secured by all of the assets of Business Investment. As of June 30, 2011, the Company has not been required to make any payments on the guaranty of the Finance Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In February 2010, the Company executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February 2011 and expires in February 2012, unless it is renewed again by the Company, CCE and Agricredit. In connection with this guaranty and its subsequent renewal, the Company recorded aggregate premiums of $0.2 million from CCE. As of June 30, 2011, the Company has not been required to make any payments on the guaranty of the Floor Plan Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.
In April 2010, the Company executed a guaranty of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third party financing. In connection with this guaranty, the Company received a premium of $0.1 million from CCE. As of June 30, 2011, the Company has not been required to make any payments on the guaranty of the Recourse Facility, and the Company considers the credit risk to be remote and the fair value of the guaranty to be minimal.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2011	2010
Per Share Data(A)
Net asset value at beginning of period	$9.00	$8.74

Income from investment operations:
Net investment income(B)	0.16	0.19
Realized gain on sale of investments(B)	0.26	0.77
Net unrealized depreciation of investments(B)	(0.23)	(0.72)

Total from investment operations	0.19	0.24

Distributions from:
Net investment income	(0.13)	(0.12)

Total distributions(C)	(0.13)	(0.12)

Net asset value at end of period	$9.06	$8.86

Per share market value at beginning of period	$7.79	$6.01
Per share market value at end of period	7.14	5.83
Total return(D)	(6.67)%	(0.99)%
Shares outstanding at end of period	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$200,035	$195,706
Average net assets(E)	198,324	193,094

Senior Securities Data:
Total borrowings	$40,000	$91,500
Asset coverage ratio(F)	537%	301%
Average coverage per unit(G)	$5,371	$3,006

Ratios/Supplemental Data:
Ratio of expenses to average net assets(H)(I)	3.99%	6.55%
Ratio of net expenses to average net assets(H)(J)	3.55	6.30
Ratio of net investment income to average net assets(H)	7.06	8.71

(A)	Based on actual shares outstanding at the end of the corresponding period.

(B)	Based on weighted average basic per share data.

(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.

(D)	Total return equals the change in the market value of the Company’s common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of the Company’s dividend reinvestment plan.

(E)	Calculated using the average of the balance of net assets at the end of each month of the reporting period.

(F)	As a BDC, the Company is generally required to maintain an asset coverage ratio of at least 200% of total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to total borrowings and guaranty commitments. Asset coverage ratio is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(G)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

(H)	Amounts are annualized.

(I)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.

(J)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.
NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity
In July 2011, the Company received full repayment of its senior syndicated loan to Survey Sampling, LLC. As of June 30, 2011, both fair value and cost approximated net proceeds received of $2.3 million.
Short-Term Loan
On June 29, 2011, the Company purchased $40.0 million of T-Bills through Jefferies. The T-Bills were purchased using $4.0 million from existing T-Bills for collateral and the proceeds from a $40.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.64%. On July 7, 2011, when the T-Bills matured, the Company repaid the $40.0 million loan from Jefferies.
Distributions
On July 12, 2011, the Board of Directors increased the monthly distributions to stockholders by 11.1% and declared the following monthly distributions:

		Distribution per
Record Date	Payment Date	Share
July 22, 2011	July 29, 2011	$0.05
August 19, 2011	August 31, 2011	0.05
September 22, 2011	September 30, 2011	0.05

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
The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
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
Business Environment
While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. While these conditions are challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing subordinated debt with equity enhancement features and direct equity in support of management and sponsor-led buyouts of small and medium-sized companies. These new investment opportunities have translated into three new proprietary deals over the past three quarters, in which we invested an aggregate of $51.9 million.
The increased investing opportunities in the marketplace have also presented opportunities for us to achieve realized gains and other income. We achieved a significant amount of liquidity and realized gains with the sales of A. Stucki Holding Corp. (“A. Stucki”) and Chase II Holding Corp. (“Chase”) in June and December 2010, respectively, and the recapitalization of Cavert II Holding Corporation (“Cavert”) in April 2011. The sale of our equity in A. Stucki resulted in net cash proceeds to us of $21.4 million and a realized gain of $16.6 million. The net cash proceeds to us from the sale of our equity in Chase were $13.9 million, resulting in a realized gain of $6.9 million. In connection with the equity sale, we accrued and received cash dividend proceeds of $4.0 million from our preferred stock investment. At the same time, we received $22.9 million in repayment of our principal, accrued interest and success fees on the loans to Chase. In April 2011, we sold our common equity investment in and received partial redemption of our preferred stock, while investing new subordinated debt, in Cavert as part of a recapitalization. The gross cash proceeds we received from the sale of our common equity in Cavert were $5.6 million, resulting in a realized gain of $5.5 million. At the same time, we received $2.3 million in a partial redemption of our preferred stock, received $0.7 million in preferred dividends and invested $5.7 million in new subordinated debt of Cavert.
The A. Stucki, Chase, and Cavert transactions were our first management-supported buyout liquidity events, and each was an equity investment success, highlighting our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. We will strive to utilize this liquidity and the borrowing availability under our Credit Facility to make new investments to potentially increase our net investment income and generate capital gains to enhance our ability to pay dividends to our stockholders.

Due to losses realized during the fiscal year ended March 31, 2010, which occurred in connection with the Syndicated Loan Sales described below, which were available to offset future realized gains, we were not required to distribute the realized gains from the A. Stucki and Chase sales to stockholders during the fiscal year ended March 31, 2011, nor is it expected that we will we be required to distribute the realized gains from the Cavert recapitalization during the fiscal year ending March 31, 2012. However, our recent successful exits have largely, but not entirely, offset prior periods’ realized losses, and should we have additional realized gains in the future, we may be required to distribute them out to our stockholders. The economic conditions in 2008 and 2009 affected the general availability of credit, and, as a result, during the quarter ended June 30, 2009, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009, to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG, which matured in April 2009. These loans, in aggregate, had a cost of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair value of approximately $69.8 million, or 22.2% of the fair value of our total investments, at March 31, 2009. As a result of the settlement of the Syndicated Loan Sales and other exits, we had one remaining syndicated loan at June 30, 2011, although this loan was repaid at par subsequent to June 30, 2011. Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended June 30, 2011, we again fell below the required 50% threshold.
Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At June 30, 2011, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the June 30, 2011, measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold.
Thus, while we currently qualify as a RIC despite our recent inability to meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure to meet the 50% threshold to avoid the loss of our RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold on a consistent basis.
Until the composition of our assets is above the required 50% threshold on a consistent basis, we will continue to seek to employ similar purchases of qualified securities using short-term loans that would allow us to satisfy the 50% threshold, thereby allowing us to make additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. We also continue to explore a number of other strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again exceed the 50% threshold on a consistent basis. Our ability to implement any of these strategies will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.
On April 13, 2010, through our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), we entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit (the “Credit Facility”), arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all principal and interest will be due and payable one year later, on or before April 13, 2013. Advances under the Credit Facility were modified to generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. The Credit Facility limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended March 31, 2011 and 2012. Other significant changes to the Credit Facility include a reduced minimum net worth covenant, which was modified to $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of July 29, 2011, there were no borrowings outstanding under the Credit Facility, and $37.4 million was available for borrowing due to certain limitations on our borrowing base.
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
Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On July 29, 2011, the closing market price of our common stock was $7.02, which represented a 22.5% discount to our June 30, 2011 net asset value (“NAV”) per share of $9.06. When our stock trades below NAV, as it has consistently since September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 5, 2010, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect until our next annual stockholders meeting on August 4, 2011, at which time we will ask our stockholders to vote in favor of this proposal for another year, subject to additional limitations, including that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale.
The unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our Credit Facility. As of June 30, 2011, we were in compliance with all of our Credit Facility’s covenants.
We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, in light of the A. Stucki, Chase and Cavert transactions and resulting liquidity, the general stabilization of our portfolio valuations over the past year and increased investing opportunities that we see in our target markets, as demonstrated by our three investments in Venyu, Precision and Mitchell totaling $51.9 million, we are cautiously optimistic about the long-term prospects for the U.S. economy and have shifted our near-term strategy to include making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. This should result in increased investment activity when compared to our activity over the past year, but our access to capital may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.
Investment Highlights
During the three months ended June 30, 2011, we disbursed $16.4 million in new debt and equity investments and extended $6.1 million of investments to existing portfolio companies through revolver draws or additions to term notes. During the same period, we recapitalized our investment in one portfolio company, exiting our common equity and redeeming a portion of our preferred stock, for aggregate proceeds of $7.8 million, and we received scheduled and unscheduled contractual principal repayments of $3.1 million. Since our initial public offering in June 2005 through June 30, 2011, we have made 157 investments in 92 companies for a total of $649.0 million, before giving effect to principal repayments on investments and divestitures.
Recent Developments
Portfolio Activity
During the three months ended June 30, 2011, the following transactions occurred:
•	In April 2011, we recapitalized our investment in Cavert in which we received gross cash proceeds of $5.6 million from the sale of our common equity, resulting in a realized gain of $5.5 million, $2.3 million in a partial redemption of our preferred stock and $0.7 million in preferred dividends. At the same time, we invested $5.7 million in new subordinated debt in Cavert. Due to the recapitalization, Cavert was reclassified from a Control investment to an Affiliate investment during the three months ended June 30, 2011.

•	In April 2011, we invested $16.4 million in a new Control investment, Mitchell, consisting of subordinated debt and preferred and common equity. Mitchell, headquartered in Mira Loma, California, develops, mixes and molds rubber compounds for specialized applications in the non-tire rubber market.

•	In May 2011, we received full repayment of our syndicated loan to Fifth Third Processing Solutions, LLC, resulting in net cash proceeds received of $0.5 million.
Refer to Note 12, “Subsequent Events,” in the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q for investment activity occurring subsequent to June 30, 2011.
Short-Term Loan
Similar to previous quarter ends, to maintain our RIC status, on June 29, 2011, we purchased $40.0 million short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”). The T-Bills were purchased using $4.0 million from existing T-Bills for collateral and the proceeds from a $40.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.64%. On July 7, 2011, when the T-Bills matured, we repaid the $40.0 million loan from Jefferies.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2011, to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$4,411	$4,507	$(96)	(2.1)%
Other income	851	2,741	(1,890)	(69.0)

Total investment income	5,262	7,248	(1,986)	(27.4)

EXPENSES
Loan servicing fee	677	824	(147)	(17.8)
Base management fee	331	200	131	65.5
Incentive fee	19	1,052	(1,033)	(98.2)
Administration fee	151	178	(27)	(15.2)
Interest expense	132	274	(142)	(51.8)
Amortization of deferred financing fees	108	164	(56)	(34.1)
Other	559	468	91	19.4

Expenses before credits from Adviser	1,977	3,160	(1,183)	(37.4)
Credits to fees	(215)	(119)	(96)	80.7

Total expenses net of credits to fee	1,762	3,041	(1,279)	(42.1)

NET INVESTMENT INCOME	3,500	4,207	(707)	(16.8)

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain on sale of investments	5,739	16,976	(11,237)	(66.2)
Net realized loss on other	(39)	—	(39)	NM
Net unrealized depreciation on investments	(5,052)	(15,798)	10,746	(68.0)
Net unrealized appreciation (depreciation) on other	39	(17)	56	NM

Net gain on investments and other	687	1,161	(474)	(40.8)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,187	$5,368	$(1,181)	(22.0)%

NM = Not Meaningful
Investment Income
Total investment income decreased by 27.4% for the three months ended June 30, 2011, as compared to the prior-year period. This decrease was primarily due to a significant amount of other income, including success fees and dividend income, that we recorded in the prior-year period as part of the A. Stucki exit in June 2010.
Interest income from our investments in debt securities remained relatively stable over the two comparable periods, decreasing by 2.1%. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the three months ended June 30, 2011, was approximately $147.3 million, compared to approximately $165.2 million for the prior-year period, due primarily to the exits from A. Stucki and Chase and the restructuring of Galaxy, partially offset by new investments in Venyu, Precision and Mitchell. At both June 30, 2011 and 2010, one loan, ASH Holdings Corp. (“ASH”), was on non-accrual, with a weighted average cost basis of $9.6 million and $7.8 million for the three months ended June 30, 2011 and 2010, respectively.
The following table lists the interest income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2011		Three Months Ended June 30, 2011
				% of Total
			Investment	Investment
Company	Fair Value	% of Portfolio	Income	Income

Venyu Solutions, Inc.	$25,321	15.3%	$624	11.8%
Acme Cryogenics, Inc.	22,519	13.6	430	8.2
Mitchell Rubber Products, Inc.	16,327	9.9	411	7.8
Cavert II Holding Corp.	15,000	9.1	1,076	20.4
Noble Logistics, Inc.	14,165	8.6	382	7.3

Subtotal—five largest investments	93,332	56.5	2,923	55.5
Other portfolio companies	71,963	43.5	2,339	44.5

Total investment portfolio	$165,295	100.0%	$5,262	100.0%

	As of June 30, 2010		Three Months Ended June 30, 2010
				% of Total
			Investment	Investment
Company	Fair Value	% of Portfolio	Income	Income

A. Stucki Holding Corp.(1)	$—	—%	$3,287	45.3%
Chase II Holdings Corp.	29,073	19.6	596	8.2
Galaxy Tool Holding Corp.	17,213	11.6	592	8.2
Cavert II Holding Corp.	16,501	11.1	245	3.4
Acme Cryogenics, Inc.	14,020	9.5	428	5.9

Subtotal—five largest investments	76,807	51.8	5,148	71.0
Other portfolio companies	71,522	48.2	2,100	29.0

Total investment portfolio	$148,329	100.0%	$7,248	100.0%

(1)	A. Stucki was sold on June 29, 2010.
The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the three months ended June 30, 2011, was 12.0%, compared to 10.3% for the prior-year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the three months ended June 30, 2011, resulted primarily from the sales of lower interest-bearing debt investments, such as A. Stucki and Chase, and the addition of higher-yielding debt investments in Venyu, Precision and Mitchell, which, in the aggregate, had a blended interest rate of 13.1% as of June 30, 2011. Our investment portfolio was primarily composed of Control and Affiliate investments at both June 30, 2011 and 2010.
Other income decreased from the prior-year period, primarily due to $2.7 million of other income, including success fees and dividend income, that we recorded during the three months ended June 30, 2010, as a result of our exit from A. Stucki in June 2010. This was partially offset in the current year period by $0.7 million of cash dividends received on preferred shares of Cavert, in connection with the recapitalization in April 2011, and $0.1 million of prepaid success fees received from Mathey.
Operating Expenses
Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased for the three months ended June 30, 2011, driven by reductions in the incentive fee and in interest expense and amortization of deferred financing fees associated with the Credit Facility, as compared to the prior-year period.
Loan servicing fees decreased for the three months ended June 30, 2011, as compared to the prior-year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio and were directly credited against the amount of the base management fee due to our Adviser. The decrease in fees was a result of the reduced size of our loan portfolio.
The base management fee increased for the three months ended June 30, 2011, as compared to the prior-year period, which is reflective of a decrease in the loan servicing fee, which reduces the base management fee, from the prior-year period. Likewise, due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans was also reduced. However, the credit we received for fees paid to our Adviser from our portfolio companies increased during the three months ended June 30, 2011, due to fees earned related to the closing of Mitchell in April 2011. An incentive fee of $19 was earned by the Adviser during the three months ended June 30, 2011, as net investment income for the quarter was above the hurdle rate. The incentive fee earned during the prior-year period was due primarily to other income recorded in connection with the sale of A. Stucki. The base management and incentive fees are computed quarterly, as described under

“Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2011	2010
Average total assets subject to base management fee(1)	$201,600	$204,800
Multiplied by pro-rata annual base management fee of 2%	0.5%	0.5%

Unadjusted base management fee	$1,008	$1,024

Reduction for loan servicing fees(2)	(677)	(824)

Base management fee(2)	$331	$200

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(15)
Credit for fees received by Adviser from the portfolio companies	(215)	(104)

Credit to base management fee from Adviser(2)	(215)	(119)

Net base management fee	$116	$81

Net incentive fee(2)	$19	$1,052

(1)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(2)	Reflected, in total, as a line item on the Condensed Consolidated Statement of Operations.
Interest expense decreased for the three months ended June 30, 2011, as compared to the prior-year period, primarily due to decreased borrowings under the Credit Facility. There were no borrowings outstanding on our Credit Facility at any time during the three months ended June 30, 2011; however, during the prior-year period, the weighted average balance outstanding on our Credit Facility was approximately $11.0 million. While not meaningful for the three months ended June 30, 2011, as we had no borrowings outstanding under the Credit Facility during the period, the effective interest rate, excluding the impact of deferred financing fees, charged on our borrowings under our Credit Facility during the three months ended June 30, 2010, was 9.8%.
Realized and Unrealized Gain (Loss) on Investments
Realized Gains
During the three months ended June 30, 2011, we received full repayment of our syndicated loan to Fifth Third Processing Solutions, LLC and recapitalized our investment in Cavert for total proceeds of $9.0 million and recorded a realized gain of $5.5 million. We also received a $0.2 million post-closing adjustment related to the A. Stucki exit in June 2010, which we realized as a gain during the three months ended June 30, 2011. During the three months ended June 30, 2010, we exited one proprietary investment, A. Stucki, for $52.3 million in total proceeds and a realized gain of $17.0 million.
Unrealized Appreciation and Depreciation
Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended June 30, 2011, we recorded net unrealized depreciation on investments in the aggregate amount of $5.1 million, which included the reversal of $6.1 million in aggregate unrealized appreciation, primarily related to the Cavert recapitalization. Excluding reversals, we had $1.0 million in net unrealized appreciation for the three months ended June 30, 2011. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2011 was as follows:

		Three Months Ended June 30, 2011
				Reversal of
			Unrealized	Unrealized
	Investment	Realized	Appreciation	(Appreciation)	Net Gain
Portfolio Company	Classification	Gain (Loss)	(Depreciation)	Depreciation	(Loss)
Acme Cryogenics, Inc.	Control	$—	$3,028	$—	$3,028
Tread Corp.	Control	—	1,665	—	1,665
Noble Logistics, Inc.	Affiliate	—	1,189	95	1,284
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	807	—	807
Venyu Solutions, Inc.	Control	—	309	—	309
A. Stucki Corp.	Control	247	—	—	247
Quench Holdings Corp.	Affiliate	—	226	—	226
Galaxy Tool Holding Corp.	Control	—	(245)	—	(245)
Precision Southeast, Inc.	Control	—	(352)	—	(352)
ASH Holdings Corp.	Control	—	(375)	—	(375)
Cavert II Holding Corp.	Affiliate	5,508	76	(6,194)	(610)
Country Club Enterprises, LLC	Control	—	(5,160)	—	(5,160)
Other, net (<$100 Net)	Various	(16)	(107)	(14)	(137)

Total		$5,739	$1,061	$(6,113)	$687

The primary changes in our net unrealized depreciation for the three months ended June 30, 2011, were the reversal of previously- recorded unrealized appreciation on the Cavert recapitalization and the unrealized depreciation recorded on the debt of Country Club Enterprises, LLC (“CCE”), which experienced a significant markdown, primarily due to decreased performance. Appreciation was recorded in our equity holdings of Acme Cryogenics, Inc. (“Acme”), Tread Corp. and Noble Logistics, Inc. as a result of their improved performance, and appreciation was also recorded in our syndicated loan to Survey Sampling, LLC (“Survey Sampling”) as a result of the fact that the loan was repaid at par after the end of the quarter. Excluding the impact of Cavert, CCE and Survey Sampling, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples, partially offset by decreases in the performance of some of our portfolio companies used to estimate the fair value of our investments.
During the three months ended June 30, 2010, we had net unrealized depreciation of investments in the aggregate amount of $15.8 million, which included the reversal of $17.4 million in unrealized appreciation related to the A. Stucki sale. Excluding reversals, we had $1.6 million in net unrealized depreciation for the three months ended June 30, 2010. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2010 was as follows:

		Three Months Ended June 30, 2010
				Reversal of
			Unrealized	Unrealized
	Investment	Realized	Appreciation	(Appreciation)	Net Gain
Portfolio Company	Classification	Gain (Loss)	(Depreciation)	Depreciation	(Loss)
Cavert II Holding Corp.	Control	$—	$645	$—	$645
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	367	—	367
Chase II Holding Corp.	Control	—	287	—	287
Quench Holdings Corp.	Affiliate	—	276	—	276
Galaxy Tool Holding Corp.	Control	—	(156)	—	(156)
A. Stucki Corp.	Control	16,957	—	(17,405)	(448)
Other, net (<$100 Net)	Various	19	207	(19)	207

Total		$16,976	$1,626	$(17,424)	$1,178

The primary driver of our net unrealized depreciation for the three months ended June 30, 2010 was the reversal of previously-recorded unrealized appreciation on our A. Stucki sale. Appreciation was recorded in our equity holdings of Cavert, Quench Holdings Corp. and Chase II Holdings Corp., as well as in our debt position of Survey Sampling, LLC. Depreciation occurred in certain of our debt holdings, most notably in Galaxy. Excluding reversals, the unrealized appreciation recognized on our investment portfolio was due predominantly to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.
Over our entire investment portfolio, we recorded, in aggregate, approximately $4.2 million and $0.9 million of net unrealized depreciation on our debt positions and equity holdings, respectively, for the three months ended June 30, 2011. At June 30, 2011, the fair value of our investment portfolio was less than our cost basis by approximately $49.0 million, as compared to $43.9 million at March 31, 2011, representing net unrealized depreciation of $5.1 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations have generally stabilized over the past year, our entire portfolio was fair valued at 77.1% of cost as of June 30, 2011. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.
Net Increase in Net Assets Resulting from Operations
For the three months ended June 30, 2011, we recorded a net increase in net assets resulting from operations of $4.2 million as a result of the factors discussed above. For the three months ended June 30, 2010, we recorded a net increase in net assets resulting from operations of $5.4 million. Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the three months ended June 30, 2011 and 2010 was $0.19 and $0.24, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Net cash used in operating activities for the three months ended June 30, 2011 was approximately $8.7 million and consisted primarily of disbursements for new investments, partially offset by proceeds received from the Cavert recapitalization and principal payments received from existing investments. Net cash provided by operating activities for the three months ended June 30, 2010, was approximately $46.3 million and consisted primarily of proceeds received from the A. Stucki sale and principal payments received from existing investments, partially offset by the increase in cash due from custodian.
At June 30, 2011, we had investments in equity of, loans to or syndicated participations in 17 private companies with an aggregate cost basis of approximately $214.3 million. At June 30, 2010, we had investments in equity of, loans to or syndicated participations in 15 private companies with an aggregate cost basis of approximately $184.8 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Beginning investment portfolio, at fair value	$153,285	$206,858
New investments	16,378	95
Disbursements to existing investments	6,075	744
Scheduled principal repayments	(370)	(836)
Unscheduled principal repayments	(2,697)	(38,594)
Amortization of premiums and discounts	—	(2)
Proceeds from sales	(8,069)	(21,474)
Net realized gain	5,739	16,976
Net unrealized appreciation	1,061	1,626
Reversal of net unrealized appreciation	(6,113)	(17,424)
Other cash activity, net	—	(155)
Other non-cash activity, net	6	515

Ending investment portfolio, at fair value	$165,295	$148,329

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2011.

		Amount
For the remaining nine months ending March 31:	2012	$16,949
For the fiscal year ending March 31:	2013	31,578
	2014	34,331
	2015	17,221
	2016	26,775
	2017	29,124
	Thereafter	—

	Total contractual repayments	$155,978
	Investments in equity securities	58,506
	Adjustments to cost basis on debt securities	(230)

	Total cost basis of investments held at June 30, 2011:	$214,254

In light of the liquidity resulting from our sale of A. Stucki and Chase and the recapitalization of Cavert, the general stabilization of our portfolio valuations over the past year and the increased investing opportunities that we see in our target markets, as demonstrated by our investments in three new proprietary investments over the past three quarters, we are cautiously optimistic about our long-term investment prospects and have shifted our investment activity from being focused primarily on retaining capital and building the value of our existing portfolio companies to a strategy that includes making new conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. Increasing new investment activity over the long run will require accessing capital markets, which continue to be challenging in these unstable economic conditions, while ensuring that we can maintain our RIC status.
Financing Activities
Net cash used in financing activities for the three months ended June 30, 2011 was approximately $3.1 million and consisted primarily of distributions paid to stockholders. Net cash used in financing activities for the three months ended June 30, 2010 was approximately $14.7 million, which was primarily a result of net repayments on our Credit Facility in excess of borrowings by approximately $11.3 million, in addition to our distributions paid to stockholders of $2.6 million.

Distributions
To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.045 and $0.040 per common share during the three months ended June 30, 2011 and 2010, respectively. In July 2011, our Board of Directors declared a monthly distribution of $0.050 per common share for each of July, August and September 2011. We declared these distributions based on our estimates of net taxable income for the fiscal year.
For the three months ended June 30, 2011, please refer to “—Section 19(a) Notices” below for estimated tax characterization. For the fiscal year ended March 31, 2011, which includes the three months ended June 30, 2010, our distributions to stockholders of approximately $10.6 million were less than our taxable income over the same period. At year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.
Section 19(a) Notices
Our Board of Directors estimates the source of the distributions at the time of their declaration, as required by Section 19(a) of the 1940 Act. On a monthly basis, if required under Section 19(a), we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and also send to our registered stockholders a written Section 19(a) notice along with the payment of distributions for any payment which includes a distribution estimated to be paid from any source other than accumulative net investment income during the fiscal year. The estimates of the source of the distribution are interim estimates based on accounting principles generally accepted in the United States (“GAAP”) that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until our books and records are finalized for the calendar year. Following the calendar year-end, after we have determined definitive information, if we have made distributions of taxable income (or return of capital), we will deliver a Form 1099-DIV to our stockholders specifying such amount and the tax characterization of such amount. Therefore, these estimates are made solely to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
Equity
On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the SEC that was amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. We filed a post-effective amendment to the Registration Statement on August 24, 2010, which the SEC declared effective on December 23, 2010. We filed a third post-effective amendment to such registration statement on June 17, 2011, which has not yet been declared effective. Once this post-effective amendment is declared effective, the Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of these securities.
We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has consistently traded for the last two years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. On June 30, 2011, our stock closed trading at $7.14, representing a 21.2% discount to our NAV of $9.06 per share. Generally, the 1940 Act provides that we may not issue stock for a price below NAV per share without first obtaining the approval of our stockholders and our independent directors or through a rights offering.
At our 2010 annual stockholders meeting, our stockholders approved a proposal that allows us to sell shares of our common stock at a price below our then current NAV per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting, scheduled for August 4, 2011, at which time we will ask our stockholders to vote in favor of this proposal, subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale.
Future Capital Resources
At our 2010 annual stockholders meeting, our stockholders approved a proposal that allows us to sell shares of our common stock at a price below our then current net asset value per share should we choose to do so. This proposal is in effect until our next annual stockholders meeting, scheduled for August 4, 2011, at which time we will ask our stockholders to vote in favor of this proposal for another year, subject to additional limitations, including that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale.

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
On April 13, 2010, we renewed the Credit Facility through Business Investment, by entering into a third amended and restated credit agreement providing for a $50.0 million, two-year revolving line of credit, which may be expanded up to $125.0 million through the addition of other committed lenders to the facility. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all unpaid principal and interest will be due and payable on or before April 13, 2013. Advances under the Credit Facility generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. As of June 30, 2011, there was no balance outstanding, with approximately $40.5 million of availability under the Credit Facility.
The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011 and 2012. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2011, we were in compliance with all covenants.
During May 2009, we cancelled our interest rate cap agreement with Deutsche Bank AG and entered into a new interest rate cap agreement for a notional amount of $45.0 that effectively limited the interest rate on a portion of the borrowings under the Credit Facility. During the three months ended June 30, 2011, we recorded a realized loss of $39 upon the expiration of this agreement in May 2011.
In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.
The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. BB&T is also the trustee of the account and once a month remits the collected funds to us. At July 29, 2011, the amount due from the custodian was approximately $0.5 million.
The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of June 30, 2011, we were in compliance with the covenants under the performance guaranty.
Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. Our entire portfolio was fair valued at 77.1% of cost as of June 30, 2011. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.
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
Short-Term Note
For every quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold, primarily through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, for quarter-end, on June 29, 2011, we purchased $40.0 million of T-Bills through Jefferies. The T-Bills were purchased using $4.0 million from existing T-Bills for collateral and the proceeds from a $40.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.64%. On July 7, 2011, when the T-Bills matured, we repaid the $40.0 million loan from Jefferies.
Contractual Obligations and Off-Balance Sheet Arrangements
We were not a party to any signed term sheets for potential investments as of June 30, 2011. However, we have certain lines of credit with our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused line of credit commitments as of June 30, 2011 and March 31, 2011 to be nominal.
In addition to the lines of credit with our portfolio companies, we have also extended certain guarantees on behalf of some our portfolio companies. As of June 30, 2011, we have not been required to make any payments on any of the guarantees and we consider the credit risks to be remote and the fair value of the guarantees to be minimal.
In accordance with GAAP, the unused portions of these commitments are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the nominal dollar balance of unused line of credit commitments and guarantees as of June 30, 2011 and March 31, 2011:

	As of June 30,	As of March 31,
	2011	2011
Unused line of credit commitments	$2,943	$2,386
Guarantees	4,664	4,664

Total	$7,607	$7,050

The following table shows our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Less than			After 5
Contractual Obligations(1)	1 Year	1-3 Years	4-5 Years	Years	Total
Borrowings:
Short-term loan(2)	$40,000	$—	$—	$—	$40,000
Credit Facility	—	—	—	—	—

Total borrowings	$40,000	$—	$—	$—	$40,000

(1)	Excludes the unused commitments to extend credit to our portfolio companies of $2.9 million and guarantees of $4.7 million, as discussed above.

(2)	On July 7, 2011, we repaid the short-term loan in full.
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
•	Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers and

•	Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect our own assumptions that market participants would use to price the asset or liability based upon the best available information.
See Note 3, “Investments” in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our adoption of ASC 820.
We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific third-party appraisals are sought, we would use estimates of value delineated in such appraisals and our own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities, as of the measurement date, to value the investment we have in that business.
In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio.
The Policy, which is summarized below, applies to the following categories of securities:
•	Publicly-traded securities;

•	Securities for which a limited market exists and

•	Securities for which no market exists.
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
In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, we developed a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.
As of June 30, 2011, we assessed trading activity in syndicated assets and determined that there continued to be market liquidity and a secondary market for these assets. Thus, firm bid prices or IBPs were used to fair value our unsold syndicated assets at June 30, 2011, except for Survey Sampling, LLC, which paid off, at par, subsequent to June 30, 2011, and was valued based on the payoff.
Securities for which no market exists: The valuation methodology for securities for which no market exists falls into three categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities and (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities.
(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity, or equity-like securities, are fair valued in accordance with the terms of the policy, which utilizes opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc (“SPSE”). We may also submit paid in kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE’s opinions of value are based on the valuations prepared by our portfolio management team, as described below. We request that SPSE also evaluate and assign values to success fees when we determine that there is a reasonable probability of receiving a success fee on a given loan. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation and may decline to make requested evaluations for any reason, at its sole discretion. Upon completing our collection of data with respect to the investments (which may include the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder), this valuation data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:
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
SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities, are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying Condensed Consolidated Financial Statements.
Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.
(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820. For Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, we apply the in-use premise of value, which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we first calculate the TEV of the issuer by incorporating some or all of the following factors:
•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities and

•	DCF or other pertinent factors.
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
Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Furthermore, such differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market.
Valuation Considerations: From time to time, depending on certain circumstances, the Adviser may use the following valuation considerations, including, but not limited to:
•	the nature and realizable value of the collateral;

•	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

•	the markets in which the portfolio company does business;

•	the comparison to publicly traded companies; and

•	DCF and other relevant factors.
Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.
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
Loan Grading and Risk Rating: As part of our valuation procedures above, we risk rate all of our investments in debt securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”), we use the NRSRO’s

risk rating for such security. For all other debt securities, we use a proprietary risk rating system. Our risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the three months ended March 31, 2010, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification.
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

Company’s	First	Second
System	NRSRO	NRSRO	Gladstone Investment’s Description(a)
>10	Baa2	BBB	Probability of Default (PD) during the next 10 years is 4% and the Expected Loss upon Default (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(a)	The default rates set forth are for a 10-year term debt security. If a debt security is less than 10 years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale
The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of June 30 and March 31, 2011, one Control investment, ASH, was on non-accrual with a fair value of zero. Additionally, we do not risk rate our equity securities.
The following table lists the risk ratings for all proprietary loans in our portfolio as of June 30 and March 31, 2011, representing approximately 95.9% and 95.8%, respectively, of all loans in our portfolio at fair value at the end of each period:

	As of June 30,	As of March 31,
Rating	2011	2011
Highest	9.0	9.0
Average	5.4	5.6
Weighted Average	5.6	5.9
Lowest	2.0	3.0
As of June 30 and March 31, 2011, the risk rating for the syndicated loan that was not rated by an NRSRO, Survey Sampling, was 7.0, representing approximately 1.7% and 1.2%, respectively, of all loans in our portfolio at fair value at the end of each period. Survey Sampling was subsequently repaid at par in July 2011. For loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. As of June 30 and March 31, 2011, the weighted average risk ratings for all loans in our portfolio that were rated by an NRSRO were both BB+/Ba2, representing approximately 2.4% and 3.0%, respectively, of all loans in our portfolio at fair value at the end of each period.

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
We sought and received a private letter ruling from the Internal Revenue Service (“IRS”) related to our tax treatment for success fees. In the ruling, executed by our consent on January 3, 2011, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount was and will be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. The private letter ruling does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.
Revenue Recognition
Investment Income Recognition
Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid, and in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At both June 30 and March 31, 2011, one Control investment, ASH, was on non-accrual with a fair value of $0.
We have one loan in our portfolio which contains a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We recorded PIK income of $6 for the three months ended June 30, 2011. No PIK interest was recorded during the prior-year period.
Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. We received a $0.1 million prepayment of success fees from Mathey during the three months ended June 30, 2011. During the quarter ended June 30, 2010, we recorded success fees of $2.0 million in connection with the exit and payoff of A. Stucki.
Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the three months ended June 30, 2011, we recorded and collected $0.7 million of dividends accrued on preferred shares of Cavert in connection with its recapitalization. During the three months ended June 30, 2010, we recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At June 30, 2011, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

66.4%	Variable rates with a floor and no ceiling
33.6	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2011, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on May 23, 2011.
In May 2009, we cancelled our interest rate cap agreement with Deutsche Bank AG and entered into an interest rate cap agreement with BB&T that effectively limited the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap had a notional amount of $45.0 million at a cost of approximately $39. The interest rate cap agreement expired in May 2011, and a realized loss of $39 was recorded during the three months ended June 30, 2011.
In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.
ITEM 4. CONTROLS AND PROCEDURES.
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2011 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section in our Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (No. 333-160720) as filed with the Securities and Exchange Commission on June 17, 2011 (the “Prospectus”). In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Prospectus.
The failure of U.S. lawmakers to reach an agreement on a national debt ceiling or budget may materially adversely affect our business, financial condition and results of operations.
The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating for the first time in history. In the event U.S. lawmakers fail to reach an agreement on a national debt ceiling or budget, the U.S. could default on its obligations. Such a default, the perceived risk of such a default or a downgrade of the U.S.’s credit rating consequently could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world.
Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. For example, Moody’s Investors Service recently placed the United States on review for a possible downgrade of the U.S.’s AAA-rating to account for the growing risk that U.S. lawmakers fail to raise the debt ceiling and/or reduce its overall deficit. Such a downgrade could impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional approval of increases to the federal debt ceiling similarly could impact the trading market for U.S. government securities or impair the U.S. government’s ability to satisfy its obligations under such treasury securities. These factors could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a portion of which were invested in U.S. treasury securities as of June 30, 2011. If any such losses or significant deteriorations occur, it may negatively impact or impair our current portfolio of cash, cash equivalents, and investments, which may affect our ability to fund future obligations. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect our business, financial position, results of operations or cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. REMOVED AND RESERVED.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS
See the exhibit index.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION
By:	/s/ David Watson
David Watson
Chief Financial Officer

Date: August 1, 2011

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