Form 10-Q
period 2011-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2011-11-02
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of October 31, 2011, was 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2011	2011

ASSETS
Investments at fair value
Control investments (Cost of $184,831 and $136,306, respectively)	$153,521	$104,062
Affiliate investments (Cost of $59,013 and $45,145, respectively)	52,165	34,556
Non-Control/Non-Affiliate investments (Cost of $12,834 and $15,741, respectively)	12,370	14,667

Total investments (Cost of $256,678 and $197,192, respectively)	218,056	153,285
Cash and cash equivalents	72,704	80,580
Restricted cash	1,386	4,499
Interest receivable	1,365	737
Due from custodian	725	859
Deferred financing fees	265	373
Prepaid assets	436	224
Other assets	424	552

TOTAL ASSETS	$295,361	$241,109

LIABILITIES
Borrowings at fair value
Short-term loan (Cost of $62,501 and $40,000, respectively)	$62,501	$40,000
Credit Facility (Cost of $21,000 and $0, respectively)	21,405	—

Total borrowings (Cost of $83,501 and $40,000, respectively)	83,906	40,000
Accounts payable and accrued expenses	876	201
Fees due to Adviser(A)	41	499
Fee due to Administrator(A)	135	171
Other liabilities	984	1,409

TOTAL LIABILITIES	85,942	42,280

NET ASSETS	$209,419	$198,829

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at September 30, 2011 and March 31, 2011	$22	$22
Capital in excess of par value	257,190	257,192
Net unrealized depreciation of investment portfolio	(38,622)	(43,907)
Net unrealized depreciation of other	(444)	(76)
Undistributed net investment income	682	165
Accumulated net realized losses	(9,409)	(14,567)

TOTAL NET ASSETS	$209,419	$198,829

NET ASSETS PER SHARE	$9.48	$9.00

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
INVESTMENT INCOME
Interest income
Control investments	$2,926	$2,124	$5,560	$5,144
Affiliate investments	1,363	978	2,732	2,061
Non-Control/Non-Affiliate investments	401	380	806	784
Cash and cash equivalents	2	14	6	15

Total interest income	4,692	3,496	9,104	8,004
Other income
Control investments	341	805	1,176	3,546
Non-Control/Non-Affiliate investments	1	—	17	—

Total other income	342	805	1,193	3,546

Total investment income	5,034	4,301	10,297	11,550

EXPENSES
Loan servicing fee(A)	715	666	1,392	1,490
Base management fee(A)	348	303	679	503
Incentive fee(A)	—	—	19	1,052
Administration fee(A)	135	261	286	439
Interest expense	233	149	365	423
Amortization of deferred financing fees	108	103	215	267
Professional fees	105	98	315	222
Stockholder related costs	246	115	372	220
Other expenses	346	226	570	467

Expenses before credits from Adviser	2,236	1,921	4,213	5,083
Credits to fees from Adviser(A)	(511)	(61)	(726)	(180)

Total expenses net of credits to fees	1,725	1,860	3,487	4,903

NET INVESTMENT INCOME	3,309	2,441	6,810	6,647

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on sale of investments	(544)	—	5,196	16,976
Net realized loss on other	—	—	(39)	—
Net unrealized appreciation (depreciation) of investment portfolio	10,337	(9,291)	5,284	(25,089)
Net unrealized depreciation of other	(407)	(9)	(368)	(26)

Net gain (loss) on investments and other	9,386	(9,300)	10,073	(8,139)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,695	$(6,859)	$16,883	$(1,492)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and diluted	$0.57	$(0.31)	$0.76	$(0.07)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	22,080,133	22,080,133	22,080,133	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2011	2010
Operations:
Net investment income	$6,810	$6,647
Net realized gain on sale of investments	5,196	16,976
Net realized loss on other	(39)	—
Net unrealized appreciation (depreciation) of investment portfolio	5,284	(25,089)
Net unrealized depreciation of other	(368)	(26)

Net increase (decrease) in net assets from operations	16,883	(1,492)

Capital transactions:
Shelf offering registration costs, net	—	10

Distributions:
Distributions to stockholders	(6,293)	(5,299)

Total increase (decrease) in net assets	10,590	(6,781)
Net assets at beginning of period	198,829	192,978

Net assets at end of period	$209,419	$186,197

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$16,883	$(1,492)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(67,378)	(4,994)
Principal repayments of investments	5,560	40,646
Proceeds from sales of investments	7,527	21,474
Net realized gain on sales of investments	(5,196)	(16,976)
Net realized loss on other	39	—
Net unrealized (appreciation) depreciation of investment portfolio	(5,284)	25,089
Net unrealized depreciation of other	368	26
Net amortization of premiums and discounts	—	5
Amortization of deferred financing fees	215	267
Decrease in restricted cash	3,113	—
(Increase) decrease in interest receivable	(628)	265
Decrease (increase) in due from custodian	134	(388)
Increase in prepaid assets	(212)	(236)
Decrease (increase) in other assets	126	(3,972)
Increase in accounts payable and accrued expenses	675	—
Decrease in fees due to Adviser(A)	(458)	(326)
(Decrease) increase in administration fee payable to Administrator(A)	(36)	112
(Decrease) increase in other liabilities	(425)	958

Net cash (used in) provided by operating activities	(44,977)	60,458

CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering registration proceeds	—	10
Proceeds from short-term borrowings	102,501	100,000
Repayments on short-term borrowings	(80,000)	(150,000)
Borrowings from Credit Facility	21,500	16,000
Repayments on Credit Facility	(500)	(43,800)
Purchase of derivatives	—	(41)
Deferred financing fees	(107)	(746)
Distributions paid	(6,293)	(5,299)

Net cash provided by (used in) financing activities	37,101	(83,876)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,876)	(23,418)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,580	87,717

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,704	$64,299

NON-CASH ACTIVITIES(B)	$—	$515

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)

Non-cash activities for the six months ended September 30, 2010, represent real property distributed to shareholders of A. Stucki Holding Corp. prior to its sale in June 2010. This property is included in the Company’s Schedule of Investments under Neville Limited at September 30 and March 31, 2011.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing – manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(D)(G)		6,984	10,529
		Common Stock (418,072 shares)(D)(G)		1,045	978
		Common Stock Warrants (452,683 shares)(D)(G)		25	297

				22,554	26,304

ASH Holdings Corp.	Retail and Service – school buses and parts	Revolving Credit Facility, $342 available (5.0%, Due 3/2013)(H)	3,658	3,616	—
		Senior Subordinated Term Debt (4.0%, Due 3/2013)(H)	6,250	6,060	—
		Preferred Stock (2,500 shares)(D)(G)		2,500	—
		Common Stock (1 share) (D)(G)		—	—
		Common Stock Warrants (73,599 shares)(D)(G)		4	—
		Guaranty ($750)

				12,180	—

Country Club Enterprises, LLC	Service – golf cart distribution	Senior Subordinated Term Debt (16.3%, Due 11/2014)(H)	8,000	8,000	1,600
		Preferred Stock (2,380,000 shares)(D)(G)		3,725	—
		Guaranty ($3,914)

				11,725	1,600

Galaxy Tool Holding Corp.	Manufacturing – aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(D)(G)		19,658	4,906
		Common Stock (48,093 shares)(D)(G)		48	—

				24,926	10,126

Mathey Investments, Inc.	Manufacturing – pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $1,750 available (10.0%, Due 3/2012)	—	—	—
		Senior Term Debt (10.0%, Due 3/2013)(E)	2,375	2,375	2,357
		Senior Term Debt (12.0%, Due 3/2014)(E)	3,727	3,727	3,662
		Senior Term Debt (2.5%, Due 3/2014)(E)(F)	3,500	3,500	3,439
		Common Stock (37 shares)(D)(G)		500	—
		Common Stock Warrants (21 shares)(D)(G)		277	—

				10,379	9,458

Mitchell Rubber Products, Inc.	Manufacturing – rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(E)	13,560	13,560	13,594
		Preferred Stock (27,900 shares)(D)(G)		2,790	2,871
		Common Stock (27,900 shares)(D)(G)		28	153

				16,378	16,618

Neville Limited	Real Estate – investments	Common Stock (100 shares)(D)(G)		610	549

Precision Southeast, Inc.	Manufacturing – injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 12/2011)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(D)(G)		1,909	1,749
		Common Stock (90,909 shares)(D)(G)		91	—

				10,524	10,273

SBS, Industries, LLC	Manufacturing – specialty fasteners and threaded screw products	Revolving Credit Facility, $250 available (10.0%, Due 8/2013) (J)	250	250	250
		Senior Term Debt (14.0%, Due 8/2016) (J)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(D)(G)(J)		1,994	1,994
		Common Stock (221,500 shares)(D)(G)(J)		221	221

				13,820	13,820

SOG Specialty K&T, LLC	Manufacturing – specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016) (J)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016) (J)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(D)(G)(J)		9,749	9,749

				28,148	28,148

Tread Corp.	Manufacturing – storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)	7,750	7,750	7,750
		Preferred Stock (832,765 shares)(D)(G)		833	1,046
		Common Stock (129,067 shares)(D)(G)		1	253
		Common Stock Warrants (1,247,727 shares)(D)(G)		3	2,271

				8,587	11,320

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

SEPTEMBER 30, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Venyu Solutions, Inc.	Service – online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	$7,000	$7,000	$7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(D)(G)		6,000	6,305

				25,000	25,305

Total Control Investments (represented 70.4% of total investments at fair value)				$184,831	$153,521

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.(I)	Manufacturing – bailing wire	Senior Term Debt (10.0%, Due 4/2016)(E)(F)	$2,150	$2,150	$2,169
		Senior Subordinated Term Debt (13.0%, Due 4/2016)(E)	4,671	4,671	4,700
		Subordinated Term Debt (11.8%, Due 4/2016)(E)		5,700	5,721
		Preferred Stock (18,446 shares)(G)		1,844	2,499

				14,365	15,089

Danco Acquisition Corp.	Manufacturing – machining and sheet metal work	Revolving Credit Facility, $400 available (10.0%, Due 10/2012)(E)	1,100	1,100	1,034
		Senior Term Debt (10.0%, Due 10/2012)(E)	2,775	2,775	2,609
		Senior Term Debt (12.5%, Due 4/2013)(E)(F)	8,915	8,915	8,335
		Preferred Stock (25 shares)(D)(G)		2,500	—
		Common Stock Warrants (420 shares)(D)(G)		2	—

				15,292	11,978

Noble Logistics, Inc.	Service – aftermarket auto parts delivery	Senior Term Debt (9.2%, Due 12/2012)(E)	7,227	7,227	5,276
		Senior Term Debt (10.5%, Due 12/2012)(E)	3,650	3,650	2,665
		Senior Term Debt (10.5%, Due 12/2012)(E)(F)	3,650	3,650	2,664
		Preferred Stock (1,075,000 shares)(D)(G)		1,750	3,616
		Common Stock (1,682,444 shares)(D)(G)		1,682	689

				17,959	14,910

Quench Holdings Corp.	Service – sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(K)	8,000	8,000	8,000
		Preferred Stock (388 shares)(D)(G)		2,950	2,188
		Common Stock (35,242 shares)(D)(G)		447	—

				11,397	10,188

Total Affiliate Investments (represented 23.9% of total investments at fair value)				$59,013	$52,165

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
American Greetings Corporation	Manufacturing and design – greeting Cards	Senior Notes (7.4%, Due 6/2016)(C)	$3,043	$3,043	$3,013

B-Dry, LLC	Service – basement waterproofer	Senior Term Debt (11.5%, Due 5/2014)(E)	6,511	6,511	6,397
		Senior Term Debt (11.5%, Due 5/2014)(E)	2,980	2,980	2,928
		Common Stock Warrants (55 shares)(D)(G)		300	32

				9,791	9,357

Total Non-Control/Non-Affiliate Investments (represented 5.7% of total investments at fair value)				$12,834	$12,370

TOTAL INVESTMENTS				$256,678	$218,056

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at September 30, 2011, and due dates represent the contractual maturity date.
(C)	Valued based on the indicative bid price on or near September 30, 2011, offered by the respective syndication agent’s trading desk or secondary desk.
(D)	Security is non-income producing.
(E)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at September 30, 2011.
(F)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(G)

Aggregates all shares of such class of stock owned by the Company without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned by the Company without regard to specific series of such class of stock such warrants allow the Company to purchase.

(H)	Debt security is on non-accrual status.
(I)

In April 2011, the Company sold its common equity investment, received partial redemption of its preferred stock and invested new subordinated debt in Cavert as part of a recapitalization. As a result of the recapitalization, Cavert was reclassified as an Affiliate investment during the three months ended June 30, 2011.

(J)

New proprietary portfolio investment valued at cost, as it was determined that the price paid by the Company through an orderly transaction during the three months ended September 30, 2011, best represents fair value as of September 30, 2011.

(K)	Security was paid off, at par, subsequent to September 30, 2011, and was valued based on the payoff.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500	$14,500
		Senior Subordinated Term Debt (12.5%, Due 12/2011)	415	415	415
		Preferred Stock (898,814 shares)(D)(G)		6,984	4,991
		Common Stock (418,072 shares)(D)(G)		1,045	—
		Common Stock Warrants (452,683 shares)(D)(G)		24	—

				22,968	19,906

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $717 available (3.0%, Due 3/2013)(J)	3,283	3,241	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(J)	6,250	6,060	—
		Preferred Stock (2,500 shares)(D)(G)		2,500	—
		Common Stock (1 share) (D)(G)		—	—
		Common Stock Warrants (73,599 shares)(D)(G)		4	—
		Guaranty ($750)

				11,805	—

Cavert II Holding Corp.(H)	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 10/2012)(F)	2,650	2,650	2,650
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671	4,671
		Preferred Stock (41,102 shares)(D)(G)		4,110	5,354
		Common Stock (69,126 shares)(D)(G)		69	5,577

				11,500	18,252

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.3%, Due 11/2014)(E)	8,000	8,000	7,560
		Preferred Stock (2,380,000 shares)(D)(G)		3,725	—
		Guaranty ($3,914)

				11,725	7,560

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(D)(G)		19,658	1,439
		Common Stock (48,093 shares)(D)(G)		48	—

				24,926	6,659

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2012)(E)	1,032	1,032	1,022
		Senior Term Debt (10.0%, Due 3/2013)(E)	2,375	2,375	2,345
		Senior Term Debt (12.0%, Due 3/2014)(E)	3,727	3,727	3,643
		Senior Term Debt (2.5%, Due 3/2014)(E)(F)	3,500	3,500	3,421
		Common Stock (37 shares)(D)(G)		500	—
		Common Stock Warrants (21 shares)(D)(G)		277	—

				11,411	10,431

Neville Limited	Real Estate – investments	Common Stock (100 shares)(D)(G)		610	534

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 12/2011)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(D)(G)		1,909	1,948
		Common Stock (90,909 shares)(D)(G)		91	305

				10,524	10,777

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(E)	5,000	5,000	4,931
		Preferred Stock (832,765 shares)(D)(G)		833	—
		Common Stock (129,067 shares)(D)(G)		1	—
		Common Stock Warrants (1,022,727 shares)(D)(G)		3	—

				5,837	4,931

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(D)(G)		6,000	6,012

				25,000	25,012

Total Control Investments (represented 67.9% of total investments at fair value)				$136,306	$104,062

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $400 available (10.0%, Due 10/2011)(E)	$1,100	$1,100	$1,084
		Senior Term Debt (10.0%, Due 10/2012)(E)	2,925	2,925	2,881
		Senior Term Debt (12.5%, Due 4/2013)(E)	8,961	8,961	8,781
		Preferred Stock (25 shares)(D)(G)		2,500	—
		Common Stock Warrants (420 shares)(D)(G)		2	—

				15,488	12,746

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $300 available (4.3%, Due 6/2011)(E)	300	300	206
		Senior Term Debt (9.2%, Due 12/2012)(E)	7,227	7,227	4,951
		Senior Term Debt (10.5%, Due 12/2012)(E)	3,650	3,650	2,500
		Senior Term Debt (10.5%, Due 12/2012)(E)(F)	3,650	3,650	2,500
		Preferred Stock (1,075,000 shares)(D)(G)		1,750	3,026
		Common Stock (1,682,444 shares)(D)(G)		1,683	—

				18,260	13,183

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(E)	8,000	8,000	6,000
		Preferred Stock (388 shares)(D)(G)		2,950	2,627
		Common Stock (35,242 shares)(D)(G)		447	—

				11,397	8,627

Total Affiliate Investments (represented 22.5% of total investments at fair value)				$45,145	$34,556

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
American Greetings Corporation	Manufacturing and design — greeting Cards	Senior Notes (7.4%, Due 6/2016)(C)	$3,043	$3,043	$3,073

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (11.0%, Due 5/2014)(E)	6,545	6,545	6,512
		Senior Term Debt (11.5%, Due 5/2014)(E)	3,050	3,050	3,035
		Common Stock Warrants (55 shares)(D)(G)		300	39

				9,895	9,586

Fifth Third Processing Solutions, LLC(I)	Service — electronic payment processing	Senior Subordinated Term Debt (8.3%, Due 11/2017)(C)	500	495	509

Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (10.7%, Due 12/2012)(C)	2,306	2,308	1,499

Total Non-Control/Non-Affiliate Investments (represented 9.6% of total investments at fair value)				$15,741	$14,667

TOTAL INVESTMENTS				$197,192	$153,285

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at March 31, 2011, and due dates represent the contractual maturity date.
(C)	Valued based on the indicative bid price on or near March 31, 2011, offered by the respective syndication agent’s trading desk or secondary desk.
(D)	Security is non-income producing.
(E)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2011.
(F)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
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

(I)	In May 2011, the Company received full repayment of its senior subordinated term debt investment in Fifth Third Processing Solutions, LLC.
(J)	Debt security is on non-accrual status.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2011.

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

As of September 30, 2011, the Company believes that the indicative bid prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity, or equity-like securities, are fair valued utilizing opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value, which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. Once the Company has estimated the TEV of the issuer, the Company will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which includes all the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

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

Investment Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2011, two Control investments, ASH Holdings Corp. (“ASH”) and Country Club Enterprises, LLC (“CCE”) were on non-accrual with an aggregate fair value of $1.6 million, or 0.7% of the fair value of all loans held in the Company’s portfolio at September 30, 2011. At March 31, 2011, one Control investment, ASH, was on non-accrual with a fair value of $0.

During the three months ended September 30, 2011, the Company had one loan in its portfolio that contained a PIK provision. The PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. During the three and six months ended September 30, 2011, the Company recorded PIK income of $1 and $6, respectively. No PIK income was recorded during the six months ended September 30, 2010. The sole loan which had a PIK provision was paid off, at par, during the quarter ended September 30, 2011, and the Company has no other loans which contain a PIK provision as of September 30, 2011.

The Company records success fees upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended September, 30, 2011, the Company recorded success fees of $0.3 million and $0.4 million, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert II Holding Corp. (“Cavert”). During the three and six months ended September 30, 2010, the Company recorded success fees of $0.8 million and $2.7 million, respectively, due to a prepayment received from Cavert and the income recognized as a result of the exit and payoff of A. Stucki Holding Corp. (“A. Stucki”).

Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash, and it is recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. The Company did not record any dividend income during the three months ended September 30, 2011; however, during the six months ended September 30, 2011, the Company recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert. The Company did not record any dividend income during the three months ended September 30, 1010; however, during the six months ended September 30, 2010, the Company recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million at the time of distribution in connection with the A. Stucki sale.

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

As of September 30 and March 31, 2011, all of the Company’s investments were valued using Level 3 inputs. The Company recognizes transfers between levels as of the beginning of each reporting period based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended September 30, 2011 and 2010, there were no transfers in or out of Level 3.

The following table presents the financial assets carried at fair value as of September 30, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820 that was used to value the Company’s assets:

	00000000	00000000	00000000
	As of September 30, 2011
	Level 1	Level 3	Total Fair Value Reported in Condensed Consolidated Statement of Assets and Liabilities
Control Investments
Senior term debt	$—	$47,986	$47,986
Senior subordinated term debt	—	61,664	61,664
Preferred equity	—	39,148	39,148
Common equity/equivalents	—	4,723	4,723

Total Control investments	—	153,521	153,521

Affiliate Investments
Senior term debt	—	24,751	24,751
Senior subordinated term debt	—	18,421	18,421
Preferred equity	—	8,304	8,304
Common equity/equivalents	—	689	689

Total Affiliate investments	—	52,165	52,165

Non-Control/Non-Affiliate Investments
Senior term debt	—	12,338	12,338
Common equity/equivalents	—	32	32

Total Non-Control/Non-Affiliate Investments	—	12,370	12,370

Total Investments at fair value	$—	$218,056	$218,056

Cash Equivalents	70,001	—	70,001

Total Investments and Cash Equivalents	$70,001	$218,056	$288,057

The following table presents the financial assets carried at fair value as of March 31, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820 that was used to value the Company’s assets:

	00000000	00000000	00000000
	As of March 31, 2011
	Level 1	Level 3	Total Fair Value Reported in Condensed Consolidated Statement of Assets and Liabilities
Control Investments
Senior term debt	$—	$21,605	$21,605
Senior subordinated term debt	—	56,297	56,297
Preferred equity	—	19,745	19,745
Common equity/equivalents	—	6,415	6,415

Total Control investments	—	104,062	104,062

Affiliate Investments
Senior term debt	—	22,903	22,903
Senior subordinated term debt	—	6,000	6,000
Preferred equity	—	5,653	5,653

Total Affiliate investments	—	34,556	34,556

Non-Control/Non-Affiliate Investments
Senior term debt	—	14,119	14,119
Senior subordinated term debt	—	509	509
Common equity/equivalents	—	39	39

Total Non-Control/Non-Affiliate Investments	—	14,667	14,667

Total Investments at fair value	$—	$153,285	$153,285

Cash Equivalents	60,000	—	60,000

Total Investments and Cash Equivalents	$60,000	$153,285	$213,285

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide a roll-forward in the changes in fair value during the three and six months ended September 30, 2011 and 2010 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the tables below include changes in fair value due in part to observable factors that are part of the valuation methodology. Two tables are provided for each period. The first table is broken out by Control, Affiliate and Non-Control/Non-Affiliate investment classification. The second table is broken out by major security type.

Fair value measurements using significant unobservable inputs (Level 3)

Periods ended September 30, 2011:

			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Three months ended September 30, 2011:
Fair value as of June 30, 2011	$99,717	$50,676	$14,902	$165,295
Net realized losses(A) (H)	(543)	—	(1)	(544)
Net unrealized appreciation (depreciation)(B)	8,886	1,662	(212)	10,336
Reversal of previously-recorded depreciation upon realization(B)	—	—	1	1
Issuances / Originations(C)	44,919	—	—	44,919
Sales(H)	542	—	—	542
Settlements / Repayments(D)	—	(173)	(2,320)	(2,493)

Fair value as of September 30, 2011	$153,521	$52,165	$12,370	$218,056

Six months ended September 30, 2011:
Fair value as of March 31, 2011	$104,062	$34,556	$14,667	$153,285
Net realized gains(A) (H)	5,192	—	4	5,196
Net unrealized appreciation(B)	7,129	3,646	622	11,397
Reversal of previously-recorded (appreciation) depreciation upon realization(B)	(6,194)	94	(13)	(6,113)
Issuances / Originations(C)	61,671	5,700	7	67,378
Sales(H)	(7,527)	—	—	(7,527)
Settlements / Repayments(D)	(1,647)	(996)	(2,917)	(5,560)
Transfers(E)	(9,165)	9,165	—	—

Fair value as of September 30, 2011	$153,521	$52,165	$12,370	$218,056

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended September 30, 2011:
Fair value as of June 30, 2011	$57,932	$75,862	$30,068	$1,433	$165,295
Net realized losses(A) (H)	(1)	—	—	(543)	(544)
Net unrealized (depreciation) appreciation(B)	(569)	1,473	5,642	3,790	10,336
Reversal of previously-recorded depreciation upon realization(B)	1	—	—	—	1
Issuances / Originations(C)	30,205	2,750	11,742	222	44,919
Sales(H)	—	—	—	542	542
Settlements / Repayments(D)	(2,493)	—	—	—	(2,493)

Fair value as of September 30, 2011	$85,075	$80,085	$47,452	$5,444	$218,056

Six months ended September 30, 2011:
Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285
Net realized gains(A) (H)	(1)	5	—	5,192	5,196
Net unrealized appreciation (depreciation)(B)	788	(4,182)	10,474	4,317	11,397
Reversal of previously-recorded appreciation upon realization(B)	95	(14)	(686)	(5,508)	(6,113)
Issuances / Originations(C)	30,211	22,385	14,532	250	67,378
Sales(H)	—	—	(2,266)	(5,261)	(7,527)
Settlements / Repayments(D)	(4,645)	(915)	—	—	(5,560)

Fair value as of September 30, 2011	$85,075	$80,085	$47,452	$5,444	$218,056

Periods ended September 30, 2010:

			Non-Control/
	Control	Affiliate	Non-Affiliate
	Investments	Investments	Investments	Total
Three months ended September 30, 2010:
Fair value as of June 30, 2010	$101,574	$32,676	$14,079	$148,329
Net unrealized (depreciation) appreciation(B)	(9,723)	401	31	(9,291)
Issuances / Originations(C)	3,640	—	—	3,640
Settlements / Repayments(D)	(441)	(573)	(50)	(1,064)

Fair value as of September 30, 2010	$95,050	$32,504	$14,060	$141,614

Six months ended September 30, 2010:
Fair value as of March 31, 2010	$148,248	$37,664	$20,946	$206,858
Net realized gains(A)	16,957	—	19	16,976
Net unrealized (depreciation) appreciation(B)	(9,779)	1,639	475	(7,665)
Reversal of previously-recorded appreciation upon realization(B)	(17,405)	—	(19)	(17,424)
Issuances / Originations(C)	4,994	—	—	4,994
Sales	(21,474)	—	—	(21,474)
Settlements / Repayments(D)	(32,244)	(1,046)	(7,361)	(40,651)
Transfers(F)	5,753	(5,753)	—	—

Fair value as of September 30, 2010	$95,050	$32,504	$14,060	$141,614

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Term Debt	Term Debt	Equity	Equivalents	Total
Three months ended September 30, 2010:
Fair value as of June 30, 2010	$64,893	$62,018	$16,510	$4,908	$148,329
Net unrealized appreciation (depreciation)(B)	921	470	(12,725)	2,043	(9,291)
Issuances / Originations(C)	—	369	3,271	—	3,640
Settlements / Repayments(D)	(988)	(76)	—	—	(1,064)
Transfers(G)	—	(12,300)	12,300	—	—

Fair value as of September 30, 2010	$64,826	$50,481	$19,356	$6,951	$141,614

Six months ended September 30, 2010:
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858
Net realized gains(A)	19	—	—	16,957	16,976
Net unrealized appreciation (depreciation)(B)	1,431	302	(12,169)	2,771	(7,665)
Reversal of previously-recorded appreciation upon realization(B)	(19)	—	(142)	(17,263)	(17,424)
Issuances / Originations(C)	—	1,054	3,329	611	4,994
Sales	—	—	(4,387)	(17,087)	(21,474)
Settlements / Repayments(D)	(30,964)	(9,687)	—	—	(40,651)
Transfers(G)	—	(12,300)	12,300	—	—

Fair value as of September 30, 2010	$64,826	$50,481	$19,356	$6,951	$141,614

(A)	Included in the realized and unrealized gain (loss) section on the accompanying Condensed Consolidated Statement of Operations for the periods ended September 30, 2011 and 2010.
(B)	Included in Net unrealized appreciation (depreciation) of investment portfolio on the accompanying Condensed Consolidated Statement of Operations for the periods ended September 30, 2011 and 2010.
(C)	Includes PIK and other non-cash disbursements to portfolio companies.
(D)	Includes amortization of premiums and discounts and other cost-basis adjustments.
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
(G)

Transfer represents $12.3 million of senior subordinated term debt of Galaxy Tool Holding Corp., at cost as of June 30, 2010, that was converted to preferred and common equity during the quarter ended September 30, 2010.

(H)	Included in Net realized Gains (losses) and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.

Non-Proprietary Investment Activity

Non-proprietary investments are investments that were not originated by the Company. During the six months ended September 30, 2011, the Company received full repayment of its syndicated loans to Fifth Third Processing Solutions, LLC, and Survey Sampling, LLC, resulting in aggregate gross proceeds of approximately $2.8 million. At September 30, 2011, the Company held one remaining non-proprietary loan in its portfolio, American Greetings Corporation, which had a fair value of approximately $3.0 million, or 1.4% of its total investments at September 30, 2011.

Proprietary Investment Activity

During the six months ended September 30, 2011, the following significant transactions occurred:

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

•

In August 2011, the Company invested $28.1 million in a new Control investment, SOG Specialty Knives and Tools, LLC (“SOG”), consisting of senior debt and preferred equity. SOG, headquartered in Lynnwood, WA, designs and produces specialty knives and tools for the hunting/outdoors, military/law enforcement and industrial markets.

•

In September 2011, the Company invested $13.8 million in a new Control investment, SBS Industries, Inc. (“SBS”), consisting of senior debt and preferred and common equity. SBS, headquartered in Tulsa, OK, is a manufacturer and value-added distributor of special fasteners and threaded screw products.

Refer to Note 12, Subsequent Events, for investment activity occurring subsequent to September 30, 2011.

Investment Concentrations

Approximately 39.0% of the aggregate fair value of the Company’s investment portfolio at September 30, 2011, was comprised of senior term debt, 36.7% was comprised of senior subordinated term debt and 24.3% was comprised of preferred and common equity securities or their equivalents. At September 30, 2011, the Company had investments in 18 portfolio companies with an aggregate fair value of $218.1 million, of which SOG, Acme Cryogenics, Inc. (“Acme”) and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $79.8 million, or 36.6% of the Company’s total investment portfolio, at fair value. The following table outlines the Company’s investments by security type at September 30 and March 31, 2011:

	September 30, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$90,131	$85,075	$64,566	$58,627
Senior subordinated term debt	96,077	80,085	74,602	62,806
Preferred equity	65,186	47,452	52,922	25,398
Common equity/Equivalents	5,284	5,444	5,102	6,454

Total Investments	$256,678	$218,056	$197,192	$153,285

Investments at fair value consisted of the following industry classifications at September 30 and March 31, 2011:

	September 30, 2011		March 31, 2011
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, plastics and rubber	$42,922	19.7%	$19,906	13.0%
Leisure, amusement, motion pictures, entertainment	28,148	12.9	—	—
Containers, packaging and glass	25,362	11.6	29,029	19.0
Electronics	25,305	11.6	25,012	16.3
Machinery	23,278	10.7	10,431	6.8
Cargo transport	14,910	6.8	13,183	8.6
Diversified/Conglomerate manufacturing	11,978	5.5	12,746	8.3
Oil and gas	11,320	5.2	4,931	3.2
Home and office furnishings/Consumer products	10,188	4.7	8,627	5.6
Aerospace and defense	10,126	4.7	6,659	4.4
Buildings and real estate	9,906	4.5	10,120	6.6
Printing and publishing	3,013	1.4	3,073	2.0
Automobile	1,600	0.7	7,560	4.9
Telecommunications	—	—	1,499	1.0
Diversified/Conglomerate service	—	—	509	0.3

Total Investments	$218,056	100.0%	$153,285	100.0%

The investments, at fair value, were included in the following geographic regions of the United States at September 30 and March 31, 2011:

	September 30, 2011		March 31, 2011
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$109,532	50.3%	$92,172	60.1%
West	56,744	26.0	12,746	8.3
Northeast	38,641	17.7	38,126	24.9
Midwest	13,139	6.0	10,241	6.7

Total Investments	$218,056	100.0%	$153,285	100.0%

The geographic region indicates the location of the headquarters for the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2011:

		Amount
For the remaining six months ending March 31:	2012	$15,849
For the fiscal year ending March 31:	2013	30,385
	2014	37,331
	2015	17,221
	2016	26,775
	2017	58,878
	Thereafter	—

	Total contractual repayments	$186,439
	Investments in equity securities	70,470
	Adjustments to cost basis on debt securities	(231)

	Total cost basis of investments held at September 30, 2011:	$256,678

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of portfolio companies and are included in Other assets on the accompanying Condensed Consolidated Statement of Assets and Liabilities as of September 30 and March 31, 2011. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of September 30 and March 31, 2011, the Company had gross receivables from portfolio companies of $0.5 million. The allowance for uncollectible receivables was $0.1 million at September 30 and March 31, 2011. In addition, the Company recorded an allowance for uncollectible interest receivable of $0.1 million and $0 as of September 30 and March 31, 2011, respectively.

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

The following table summarizes the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Average total assets subject to base management fee(A)	$212,600	$193,800	$207,100	$199,300
Multiplied by pro-rata annual base management fee of 2%	0.5%	0.5%	1.0%	1.0%

Unadjusted base management fee	1,063	969	2,071	1,993

Reduction for loan servicing fees(B)	(715)	(666)	(1,392)	(1,490)

Base management fee(B)	$348	$303	$679	$503

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$—	$—	$(15)
Credit for fees received by Adviser from the portfolio companies	(511)	(61)	(726)	(165)

Credit to base management fee from Adviser(B)	(511)	(61)	(726)	(180)

Net base management fee	$(163)	$242	$(47)	$323

Net incentive fee(B)	$—	$—	$19	$1,052

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

The Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the six months ended September 30, 2011 and 2010, to the extent applicable.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years. No capital gains-based incentive fee has been recorded for the Company from its inception through September 30, 2011, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, the Company did not accrue a capital gains-based incentive fee during the six months ended September 30, 2011. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP require the Company to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded for the Company from its inception through September 30, 2011.

As a BDC, the Company makes available significant managerial assistance to its portfolio companies and provides other services to such portfolio companies. Although neither the Company nor its Adviser currently receive fees in connection with managerial assistance, the Adviser provides other services to the Company’s portfolio companies and receives fees for these services.

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

Related Party Fees Due

Amounts due to related parties on the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30, 2011	As of March 31, 2011
Base management fee due (from) to Adviser	$(163)	$341
Loan servicing fee due to Adviser	194	157
Incentive fee due to Adviser	—	—
Other	10	1

Total Fees due to Adviser	41	499

Fee due to Administrator	135	171

Total related party fees due	$176	$670

NOTE 5. BORROWINGS

Line of Credit

On April 14, 2009, the Company, through its wholly-owned subsidiary, Business Investment, entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender. In connection with entering into the Credit Facility, the Company borrowed $43.8 million under the Credit Facility to make a final payment in satisfaction of all unpaid principal and interest owed to Deutsche Bank AG under a prior line of credit. On April 13, 2010, the Company, through Business Investment, entered into a third amended and restated credit agreement providing for a $50.0 million, two year revolving line of credit, which extended the maturity date of the Credit Facility to April 13, 2012. If the Credit Facility is not renewed or extended by April 13, 2012, all unpaid principal and interest will be due and payable within one year of the maturity date. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30, 2011	As of March 31, 2011
Commitment amount	$50,000	$50,000
Borrowings outstanding	21,000	—
Availability	26,349	33,866

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Weighted average borrowings outstanding	$6,913	$179	$3,475	$5,567
Effective interest rate(A)	13.0%	305.7%	20.2%	13.9%
Commitment (unused) fees incurred	$110	$126	$237	$223

(A)	Excludes the impact of deferred financing fees.

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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to the Company’s credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011 and 2012. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires the Company to maintain (i) a minimum net worth of $155.0 million plus 50.0% of all equity and subordinated debt raised after April 13, 2010, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2011, the Company was in compliance with all covenants.

Refer to Note 12, Subsequent Events, for subsequent renewal of the Credit Facility in October 2011.

Short-Term Loan

Similar to what has been done at the close of several of the prior quarters to maintain the Company’s status as a RIC, the Company purchased $70.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on September 28, 2011. As these T-Bills have a maturity of less than three months, the Company considers them to be cash equivalents and includes them in Cash and cash equivalents on the accompanying Condensed Consolidated Statement of Assets and Liabilities as of September 30, 2011. The T-Bills were purchased using $7.5 million in funds drawn on the Credit Facility and the proceeds from a $62.5 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.64%. On October 6, 2011, when the T-Bills matured, the Company repaid the $62.5 million loan from Jefferies, and on October 11, 2011, the Company repaid the $7.5 million drawn on the Credit Facility for the transaction.

Fair Value

The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments. The Company estimates the fair value of the Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. Due to the eight-day duration of the short-term loan, cost was deemed to approximate fair value. At both September 30 and March 31, 2011, all of the Company’s borrowings were valued using Level 3 inputs. The following tables present the Credit Facility and short-term loan carried at fair value as of September 30 and March 31, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for level three of the hierarchy established by ASC 820 and a roll-forward in the changes in fair value during the three and six months ended September 30, 2011 and 2010:

	Level 3 – Borrowings
	Total Fair Value Reported in Condensed
	Consolidated Statements of Assets and Liabilities
	September 30, 2011	March 31, 2011
Short-Term Loan	$62,501	$40,000
Credit Facility	21,405	—

Total	$83,906	$40,000

	000000000	000000000	000000000
			Total Fair Value
			Reported in Condensed
	Short-Term	Credit	Consolidated Statements
	Loan	Facility	of Assets and Liabilities
Three months ended September 30, 2011:
Fair value at June 30, 2011	$40,000	$—	$40,000
Borrowings	62,501	21,500	84,001
Repayments	(40,000)	(500)	(40,500)
Net unrealized appreciation(A)	—	405	405

Fair value at September 30, 2011	$62,501	$21,405	$83,906

Six months ended September 30, 2011:
Fair value at March 31, 2011	$40,000	$—	$40,000
Borrowings	102,501	21,500	124,001
Repayments	(80,000)	(500)	(80,500)
Net unrealized appreciation(A)	—	405	405

Fair value at September 30, 2011	$62,501	$21,405	$83,906

	000000000	000000000	000000000
			Total Fair Value
			Reported in Condensed
	Short-Term	Credit	Consolidated Statements
	Loan	Facility	of Assets and Liabilities
Three months ended September 30, 2010:
Fair value at June 30, 2010	$75,000	$16,500	$91,500
Borrowings	25,000	—	25,000
Repayments	(75,000)	(16,500)	(91,500)

Fair value at September 30, 2010	$25,000	$—	$25,000

Six months ended September 30, 2010:
Fair value at March 31, 2010	$75,000	$27,812	$102,812
Borrowings	100,000	16,000	116,000
Repayments	(150,000)	(43,800)	(193,800)
Net unrealized depreciation(A)	—	(12)	(12)

Fair value at September 30, 2010	$25,000	$—	$25,000

(A)	Included in Net unrealized depreciation of other on the accompanying Condensed Consolidated Statements of Operations for the periods ended September 30, 2011 and 2010.

The fair value of the collateral under the Credit Facility was approximately $209.5 million and $146.3 million at September 30 and March 31, 2011, respectively. The fair value of the collateral under the short-term loan was approximately $70.0 million and $44.0 million at September 30 and March 31, 2011, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

In May 2009, the Company entered into an interest rate cap agreement with BB&T that effectively limited the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap had a notional amount of $45.0 million at a cost of approximately $39. The agreement provided that the Company’s interest rate or cost of funds on a portion of its borrowings was capped at 6.5% when LIBOR was in excess of 6.5%. The interest rate cap agreement expired in May 2011, and a realized loss of $39 was recorded during the three months ended June 30, 2011.

In April 2010, the Company entered into an interest rate cap agreement, effective May 2011 and expiring in May 2012, with BB&T for a notional amount of $45.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. In conjunction with this agreement, the Company incurred a premium fee of approximately $41. The agreement provides that the Company’s interest rate or cost of funds on a portion of its borrowings will be capped at 6.0% when the LIBOR is in excess of 6.0%. The Company records changes in the fair value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation of other on the accompanying Condensed Consolidated Statements of Operations. At September 30, 2011, the interest rate cap agreement had a fair value of $2.

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

NOTE 7. COMMON STOCK

Registration Statement

On July 21, 2009, the Company filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. The Company filed post-effective amendments to such registration statement on August 24, 2010, and November 22, 2010, which the SEC declared effective on December 23, 2010. The Company also filed post-effective amendments to the registration statement on June 17, 2011, and August 17, 2011, which the SEC declared effective on September 9, 2011. This registration statement permits the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of these securities.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per share	$12,695	$(6,859)	$16,883	$(1,492)
Denominator for basic and diluted weighted average shares	22,080,133	22,080,133	22,080,133	22,080,133

Basic and diluted net increase (decrease) in net assets resulting from operations per share	$0.57	$(0.31)	$0.76	$(0.07)

NOTE 9. DISTRIBUTIONS

The Board of Directors declared the following monthly distributions to stockholders for the six months ended September 30, 2011 and 2010:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Share
2012	April 12, 2011	April 22, 2011	April 29, 2011	$0.045
	April 12, 2011	May 20, 2011	May 31, 2011	0.045
	April 12, 2011	June 20, 2011	June 30, 2011	0.045
	July 12, 2011	July 22, 2011	July 29, 2011	0.050
	July 12, 2011	August 19, 2011	August 31, 2011	0.050
	July 12, 2011	September 22, 2011	September 30, 2011	0.050

Six months ended September 30, 2011:				$0.285

2011	April 7, 2010	April 22, 2010	April 30, 2010	$0.040
	April 7, 2010	May 20, 2010	May 28, 2010	0.040
	April 7, 2010	June 22, 2010	June 30, 2010	0.040
	July 7, 2010	July 22, 2010	July 30, 2010	0.040
	July 7, 2010	August 23, 2010	August 31, 2010	0.040
	July 7, 2010	September 22, 2010	September 30, 2010	0.040

Six months ended September 30, 2010:				$0.240

Aggregate distributions declared and paid for the six months ended September 30, 2011 and 2010 were approximately $6.3 million and $5.3 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the distributions declared and paid for the fiscal year ended March 31, 2012 will be determined at year end and cannot be determined at this time. For the fiscal year ended March 31, 2011, taxable income available for distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, the Company elected to treat a portion of the first distribution paid in fiscal year 2012 as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

At September 30, 2011, the Company was not party to any signed commitments for potential investments. However, the Company has certain lines of credit with its portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and the Company expects many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. The Company estimated the fair value of these unused line of credit commitments as of September 30, 2011 and March 31, 2011 to be minimal, and thus the unused portions of these commitments are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities.

In addition to the lines of credit with portfolio companies, the Company has also extended certain guaranties on behalf of some of its portfolio companies. As of September 30, 2011, the Company has not been required to make any payments on the guaranties stated below, and the Company considers the credit risks to be remote and the fair values of the guaranties to be minimal.

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

In February 2010, the Company executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and CCE. The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February 2011 and expires in February 2012, unless it is renewed again by the Company, CCE and Agricredit. In connection with this guaranty and its subsequent renewal, the Company recorded aggregate premiums of $0.2 million from CCE.

In April 2010, the Company executed a guaranty of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The aggregate weighted-average term-to-maturity of these individual transactions is approximately three years from September 30, 2011. In connection with this guaranty, the Company received a premium of $0.1 million from CCE.

The following table summarizes the dollar balance of unused line of credit commitments and guaranties as of September 30, 2011 and March 31, 2011:

	As of September 30,	As of March 31,
	2011	2011
Unused line of credit commitments	$2,993	$2,386
Guaranties	4,664	4,664

Total	$7,657	$7,050

The following table shows our contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Borrowings:
Short-term loan(B)	$62,501	$—	$—	$—	$62,501
Credit Facility	—	21,000	—	—	21,000

Total borrowings	$62,501	$21,000	$—	$—	$83,501

(A)	Excludes the unused commitments to extend credit to our portfolio companies of $3.0 million and guaranties of $4.7 million, as discussed above.
(B)	On October 6, 2011, we repaid the short-term loan in full.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Six Months Ended September 30,
	2011		2010	2011		2010
Per Share Data(A)
Net asset value at beginning of period	$9.06		$8.86	$9.00		$8.74

Income from investment operations:
Net investment income(B)	0.15		0.11	0.31		0.30
Realized (loss) gain on sale of investments and other(B)	(0.03)		—	0.23		0.77
Net unrealized appreciation (depreciation) of investments and other(B)	0.45		(0.42)	0.22		(1.14)

Total from investment operations	0.57		(0.31)	0.76		(0.07)

Distributions from:
Net investment income	(0.15)		(0.12)	(0.28)		(0.24)

Total distributions(C)	(0.15)		(0.12)	(0.28)		(0.24)

Net asset value at end of period	$9.48		$8.43	$9.48		$8.43

Per share market value at beginning of period	$7.18		$5.62	$7.79		$6.01
Per share market value at end of period	6.80		6.70	6.80		6.70
Total return(D)	(3.21	) %	21.47%	(9.16	) %	15.93%
Shares outstanding at end of period	22,080,133		22,080,133	22,080,133		22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$209,419		$186,197	$209,419		$186,197
Average net assets(E)	202,101		191,384	200,213		192,239

Senior Securities Data:
Total borrowings	$83,906		$25,000	$83,906		$25,000
Asset coverage ratio(F)	333%		715%	333%		715%
Average coverage per unit(G)	$3,325		$7,153	$3,325		$7,153

Ratios/Supplemental Data:
Ratio of expenses to average net assets(H)(I)	4.43%		4.01%	4.21%		5.29%
Ratio of net expenses to average net assets(H)(J)	3.41		3.89	3.48		5.10
Ratio of net investment income to average net assets(H)	6.55		5.10	6.80		6.92

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.

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

NOTE 12. SUBSEQUENT EVENTS

Portfolio Activity

In October 2011, the Company received full repayment of its senior subordinated term loan to Quench Holdings Corp. (“Quench”). At September 30, 2011, both fair value and cost approximated net proceeds received of $8.0 million. The Company’s remaining investment in Quench consists of preferred and common equity with an aggregate cost basis and fair value of $3.4 million and $2.2 million, respectively, as of September 30, 2011.

Renewal of Credit Facility

On October 26, 2011, the Company entered into a fourth amended and restated credit agreement through its wholly-owned subsidiary, Gladstone Business Investment, LLC, to increase the commitment amount of its revolving line of credit (the “Renewed Credit Facility”) to $60 million. The Renewed Credit Facility was arranged by BB&T as administrative agent, with Key Equipment Finance, Inc. also joining the Renewed Credit Facility as a committed lender. Subject to certain terms and conditions, the Renewed Credit Facility may be expanded up to $175 million through the addition of other committed lenders to the facility. The Renewed Credit Facility matures on October 25, 2014 (the “Maturity Date”), and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Renewed Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised on or before October 26, 2012 and October 26, 2013, as applicable. The Company incurred fees of $0.7 million in connection with this amendment.

Short-Term Loan

On September 28, 2011, the Company purchased $70.0 million of T-Bills through Jefferies. The T-Bills were purchased using $7.5 million in funds drawn on the Credit Facility and the proceeds from a $62.5 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.64%. On October 6, 2011, when the T-Bills matured, the Company repaid the $62.5 million loan from Jefferies, and on October 11, 2011, the Company repaid the $7.5 million drawn on the Credit Facility for the transaction.

Distributions

On October 11, 2011, the Board of Directors declared the following monthly distributions to stockholders:

Record Date	Payment Date	Distribution per Share
October 21, 2011	October 31, 2011	$0.05
November 17, 2011	November 30, 2011	0.05
December 21, 2011	December 30, 2011	0.05

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

Business Environment

We remain cautious about a long-term recovery of economic conditions. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions, and if these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. While these conditions are challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing subordinated debt with equity enhancement features and direct equity in support of management and sponsor-led buyouts of small and medium-sized companies. These new investment opportunities have translated into five new proprietary deals over the past 12 months, in which we invested an aggregate of $93.6 million.

The increased investing opportunities in the marketplace have also presented opportunities for us to achieve realized gains and other income. We achieved a significant amount of liquidity and realized gains with the sales of A. Stucki Holding Corp. (“A. Stucki”) and Chase II Holding Corp. (“Chase”) in June and December 2010, respectively, and the recapitalization of Cavert II Holding Corporation (“Cavert”) in April 2011. The sale of our equity in A. Stucki resulted in net cash proceeds to us of $21.4 million and a realized gain of $16.9 million. The net cash proceeds to us from the sale of our equity in Chase were $13.3 million, resulting in a realized gain of $6.3 million. In connection with the equity sale, we accrued and received cash dividend proceeds of $4.0 million from our preferred stock investment. At the same time, we received $22.9 million in repayment of our principal, accrued interest and success fees on the loans to Chase. In April 2011, we sold our common equity investment in and received partial redemption of our preferred stock, while investing new subordinated debt, in Cavert as part of a recapitalization. The gross cash proceeds we received from the sale of our common equity in Cavert were $5.6 million, resulting in a realized gain of $5.5 million. At the same time, we received $2.3 million in a partial redemption of our preferred stock, received $0.7 million in preferred dividends and invested $5.7 million in new subordinated debt of Cavert.

The A. Stucki, Chase, and Cavert transactions were our first management-supported buyout liquidity events, and each was an equity investment success, highlighting our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. We will strive to utilize the borrowing availability under our Credit Facility with Branch Banking and Trust Company (“BB&T”) as administrative agent and Key Equipment Finance Inc. as a committed lender the (“Credit Facility”), to make new investments to potentially increase our net investment income and generate capital gains to enhance our ability to pay dividends to our stockholders.

Due to losses realized during the fiscal year ended March 31, 2010, which occurred in connection with the Syndicated Loan Sales described below, which were available to offset future realized gains, we were not required to distribute the realized gains from the A. Stucki and Chase sales to stockholders during the fiscal year ended March 31, 2011, nor is it expected that we will be required to distribute the realized gains from the Cavert recapitalization during the fiscal year ending March 31, 2012. However, our recent successful exits have largely, but not entirely, offset prior periods’ realized losses, and should we have additional realized gains in the future, we may be required to distribute them out to our stockholders. The economic conditions in 2008 and 2009 affected the general availability of credit, and, as a result, during the quarter ended June 30, 2009, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009, to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG, which matured in April 2009. These loans, in aggregate, had a cost of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair value of approximately $69.8 million, or 22.2% of the fair value of our total investments, at March 31, 2009. As a result of the settlement of the Syndicated Loan Sales and other exits, we had one remaining syndicated loan at June 30, 2011, although this loan was repaid at par during the quarter ended September 30, 2011. Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended September 30, 2011, we again fell below the required 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At September 30, 2011, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through borrowings from our Credit Facility and a short-term loan agreement. Subsequent to the September 30, 2011, measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold.

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

On October 26, 2011, we entered into a fourth amended and restated credit agreement through our wholly-owned subsidiary, Gladstone Business Investment, LLC, to increase the commitment amount of our revolving line of credit (the “Renewed Credit Facility”) to $60 million. The Renewed Credit Facility was arranged by Branch Banking and Trust Company as administrative agent, with Key Equipment Finance, Inc. also joining the Renewed Credit Facility as a committed lender. Subject to certain terms and conditions, the Renewed Credit Facility may be expanded up to $175 million through the addition of other committed lenders to the facility. The Renewed Credit Facility matures on October 25, 2014 (the “Maturity Date”), and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Renewed Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment.

The Renewed Credit Facility limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended March 31, 2012, 2013 and 2014. Other covenants included in the Renewed Credit Facility include a minimum net worth covenant of $155.0 million plus 50.0% of all equity and subordinated debt raised after October 26, 2011 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of October 31, 2011, there were $4.9 million outstanding under the Renewed Credit Facility, and $52.7 million was available for borrowing due to certain limitations on our borrowing base.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our Renewed Credit Facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our line of credit. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have at least a 200% asset coverage ratio, meaning, generally, that for every dollar of debt, we must have two dollars of assets.

Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On October 31, 2011, the closing market price of our common stock was $7.49, which represented a 21.0% discount to our September 30, 2011, net asset value (“NAV”) per share of $9.48. When our stock trades below NAV, as it has consistently since September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 4, 2011, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect until our 2012 annual stockholders meeting, at which time we may ask our stockholders to vote in favor of this proposal for another year.

The unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Renewed Credit Facility. Additionally, our Renewed Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our Renewed Credit Facility. As of October 31, 2011, we were in compliance with all of our Renewed Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, in light of the A. Stucki, Chase and Cavert transactions and resulting liquidity, the general stabilization of our portfolio valuations over the past year and increased investing opportunities that we see in our target markets, as demonstrated by our five new investments totaling $93.6 million, we are cautiously optimistic about the long-term prospects for the U.S. economy and have shifted our near-term strategy to include making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. We will also, where prudent and possible, consider the sale of lower-yielding investments. This should result in increased investment activity when compared to our activity over the past year, but our access to capital may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.

Investment Highlights

During the three months ended September 30, 2011, we disbursed $42.0 million in new debt and equity investments and extended $2.9 million of investments to existing portfolio companies through revolver draws or additions to term notes. Since our initial public offering in June 2005 through September 30, 2011, we have made 164 investments in 94 companies for a total of $693.9 million, before giving effect to principal repayments on investments and divestitures.

Recent Developments

Portfolio Activity

During the six months ended September 30, 2011, the following significant transactions occurred:

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

•	In May 2011, we received full repayment of our syndicated loan to Fifth Third Processing Solutions, LLC, resulting in net cash proceeds received of $0.5 million.

•	In July 2011, we received full repayment of our last remaining syndicated loan, to Survey Sampling, LLC, resulting in net cash proceeds received of $2.3 million.

•

In August 2011, we invested $28.1 million in a new Control investment, SOG Specialty Knives and Tools, LLC (“SOG”), consisting of senior debt and preferred equity. SOG, headquartered in Lynnwood, WA, designs and produces specialty knives and tools for the hunting/outdoors, military/law enforcement and industrial markets.

•

In September 2011, we invested $13.8 million in a new Control investment, SBS Industries, Inc. (“SBS”), consisting of senior debt and preferred and common equity. SBS, headquartered in Tulsa, OK, is a manufacturer and value-added distributor of special fasteners and threaded screw products.

Refer to Note 12, “Subsequent Events,” in the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q for investment activity occurring subsequent to September 30, 2011.

Renewal of Credit Facility

On October 26, 2011, we entered into a fourth amended and restated credit agreement through Business Investment to increase the commitment amount of our revolving line of credit to $60 million. The Renewed Credit Facility was arranged by BB&T as administrative agent, with Key Equipment Finance, Inc. also joining the Renewed Credit Facility as a committed lender. Subject to certain terms and conditions, the Renewed Credit Facility may be expanded up to $175 million through the addition of other committed lenders to the facility. The Renewed Credit Facility matures on October 25, 2014 (the “Maturity Date”), and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Renewed Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment.

Short-Term Loan

Similar to previous quarter-ends, to maintain our RIC status, on September 28, 2011, we purchased $70.0 million short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”). The T-Bills were purchased using $7.5 million in funds drawn on the Credit Facility and the proceeds from a $62.5 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.64%. On October 6, 2011, when the T-Bills matured, we repaid the $62.5 million loan from Jefferies, and on October 11, 2011, we repaid the $7.5 million drawn on the Credit Facility for the transaction.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011, to the Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$4,692	$3,496	$1,196	34.2%
Other income	342	805	(463)	(57.5)

Total investment income	5,034	4,301	733	17.0

EXPENSES
Loan servicing fee	715	666	49	7.4
Base management fee	348	303	45	14.9
Administration fee	135	261	(126)	(48.3)
Interest expense	233	149	84	56.4
Amortization of deferred financing fees	108	103	5	4.9
Other	697	439	258	58.8

Expenses before credits from Adviser	2,236	1,921	315	16.4
Credits to fees from Adviser	(511)	(61)	(450)	737.7

Total expenses net of credits to fee	1,725	1,860	(135)	(7.3)

NET INVESTMENT INCOME	3,309	2,441	868	35.6

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized loss on sale of investments	(544)	—	(544)	NM
Net realized loss on other	—	—	—	NM
Net unrealized appreciation (depreciation) on investments	10,337	(9,291)	19,628	NM
Net unrealized depreciation on other	(407)	(9)	(398)	(4,422.2)

Net gain (loss) on investments and other	9,386	(9,300)	18,686	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,695	$(6,859)	$19,554	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 17.0% for the three months ended September 30, 2011, as compared to the prior year period. This increase was primarily due to a larger interest-bearing portfolio and increased yield, partially offset by additional success fee income generated from our investment in Cavert during the prior year period.

Interest income from our investments in debt securities increased 34.2% for the three months ended September 30, 2011, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2011, was approximately $152.5 million, compared to $122.7 million for the prior year period, due primarily to the new investments in Venyu, Precision, Mitchell, SOG and SBS, partially offset by the exit from Chase and the restructuring of Galaxy. At September 30, 2011, two loans, ASH Holdings Corp. (“ASH”) and Country Club Enterprises, LLC (“CCE”), were on non-accrual, with an aggregate weighted average principal balance of $18.0 million. CCE was put on non-accrual during the three months ended September 30, 2011. At September 30, 2010, one loan, ASH, was on non-accrual, with a weighted average principal balance of $7.9 million.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the three months ended September 30, 2011, was 12.2%, compared to 11.3% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the three months ended September 30, 2011, resulted primarily from the sales of lower interest-bearing debt investments, such as A. Stucki and Chase, and the addition of higher-yielding debt investments in Venyu, Precision, Mitchell, SOG and SBS, which, in the aggregate, had a weighted average interest rate of 13.7% as of September 30, 2011.

The following table lists the interest income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of September 30, 2011		Three Months Ended September 30, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$28,148	12.9%	$393	7.8%
Acme Cryogenics, Inc.	26,304	12.1	426	8.5
Venyu Solutions, Inc.	25,305	11.6	631	12.5
Mitchell Rubber Products, Inc.	16,618	7.6	450	8.9
Cavert II Holding Corp.	15,089	6.9	698	13.9

Subtotal—five largest investments	111,464	51.1	2,598	51.6
Other portfolio companies	106,592	48.9	2,436	48.4

Total investment portfolio	$218,056	100.0%	$5,034	100.0%

	As of September 30, 2010		Three Months Ended September 30, 2010
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Chase II Holding Corp.	$32,223	22.7%	$595	13.8%
Cavert II Holding Corp.	18,068	12.8	989	23.0
Acme Cryogenics, Inc.	15,094	10.7	440	10.2
Danco Acquisition Corp.	13,556	9.6	406	9.4
Mathey Investments, Inc.	10,360	7.3	230	5.4

Subtotal—five largest investments	89,301	63.1	2,660	61.8
Other portfolio companies	52,313	36.9	1,641	38.2

Total investment portfolio	$141,614	100.0%	$4,301	100.0%

Other income decreased from the prior year period, primarily due to Cavert’s election to prepay $0.8 million of its success fee on our senior term debt and senior subordinated term debt during the quarter ended September 30, 2010, partially offset by $0.3 million in prepaid success fees received from Cavert during the three months ended September 30, 2011.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased for the three months ended September 30, 2011, driven by increased other expenses, as compared to the prior year period.

Loan servicing fees increased for the three months ended September 30, 2011, as compared to the prior year period. These fees were incurred in connection with a loan servicing agreement between Business Investment and our Adviser, which is based on the value of the aggregate outstanding balance of eligible loans in our portfolio and were directly credited against the amount of the base management fee due to our Adviser. The increase in fees is reflective of the increased size of our loan portfolio over the respective periods.

The net base management fee decreased for the three months ended September 30, 2011, as compared to the prior year period. This decrease was a result of the increase in the credit we received for fees paid to our Adviser from our portfolio companies during the three months ended September 30, 2011, due to fees earned related to the closings of SOG and SBS, partially offset by an increased gross base management fee resulting from maintaining a larger investment portfolio. No incentive fee was earned by the Adviser during the three months ended September 30, 2011 and 2010. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2011	2010
Average total assets subject to base management fee(A)	$212,600	$193,800
Multiplied by pro-rata annual base management fee of 2%	0.5%	0.5%

Unadjusted base management fee	$1,063	$969

Reduction for loan servicing fees(B)	(715)	(666)

Base management fee(B)	$348	$303

Credits to base management fee from Adviser:
Credit for fees received by Adviser from the portfolio companies	(511)	(61)

Credit to base management fee from Adviser(B)	(511)	(61)

Net base management fee	$(163)	$242

Net incentive fee(B)	$—	$—

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

Interest expense increased for the three months ended September 30, 2011, as compared to the prior year period, due to increased borrowings under the Credit Facility. The weighted average balance outstanding on our Credit Facility during the quarter ended September 30, 2011 was approximately $6.9 million, as compared to $0.2 million in the prior year period. The effective interest rate charged on our borrowings during the three months ended September 30, 2011, excluding the impact of deferred financing fees, was 13.0%. This figure is not meaningful for the three months ended September 30, 2010, as we had minimal borrowings outstanding under the Credit Facility during the period.

Other expenses increased 58.8% for the three months ended September 30, 2011, as compared to the prior year period, primarily due to increases in stockholder-related costs and bad debt expense. Because we did not raise equity capital over a specified period of time, we were required to write off certain deferred offering costs in connection with our registration statement during the three months ended September 30, 2011. The increase in bad debt expense is in connection with CCE, which we placed on non-accrual during the three months ended September 30, 2011.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

During the three months ended September 30, 2011, we received full repayment of our syndicated loan to Survey Sampling, LLC, for total proceeds of $2.3 million, which resulted in a realized loss of $1. Additionally, we incurred a $0.5 million post-closing adjustment loss related to the Chase exit in December 2010, which we realized during the three months ended September 30, 2011. There were no realized gains or losses for the three months ended September 30, 2010.

Unrealized Appreciation and Depreciation

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended September 30, 2011, we recorded net unrealized appreciation on investments in the aggregate amount of $10.3 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2011 was as follows:

		Three Months Ended September 30, 2011
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	Control	$—	$3,785	$—	$3,785
Galaxy Tool Holding Corp.	Control	—	3,711	—	3,711
Tread Corp.	Control	—	1,974	—	1,974
Quench Holdings Corp.	Affiliate	—	1,336	—	1,336
Noble Logistics, Inc.	Affiliate	—	745	—	745
Mitchell Rubber Products, Inc.	Control	—	291	—	291
American Greetings Corporation	Non-Control/Non-Affiliate	—	(142)	—	(142)
Precision Southeast, Inc.	Control	—	(152)	—	(152)
Danco Acquisition Corp.	Affiliate	—	(508)	—	(508)
Chase II Holding Corp.(A)	Control	(543)	—	—	(543)
Country Club Enterprises, LLC	Control	—	(800)	—	(800)
Other, net (<$100 Net)	Various	(1)	96	1	96

Total		$(544)	$10,336	$1	$9,793

(A)	Chase II Holding Corp. was sold in December 2010.

The primary changes in our net unrealized appreciation for the three months ended September 30, 2011, were notable appreciation in our equity investments in Acme Cryogenics, Inc. (“Acme”), Galaxy Tool Holding Corp. (“Galaxy”) and Tread Corp. (“Tread”), which were primarily due to increased performance, and appreciation in our debt investment of Quench Holdings Corp. (“Quench”), which paid off at par subsequent to September 30, 2011. This appreciation was partially offset by increased depreciation in CCE, which was placed on non-accrual during the three months ended September 30, 2011, for decreased performance and being past-due on its obligations to us. Excluding the impact of Acme, Galaxy, Tread, Quench and CCE, the net unrealized appreciation of $0.3 million recognized on our portfolio investments was primarily due to an increase in certain comparable multiples, partially offset by decreases in the performance of some of our portfolio companies used to estimate the fair value of our investments.

During the quarter ended September 30, 2010, we recorded net unrealized depreciation of investments in the aggregate amount of $9.3 million. The unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2010 was as follows:

		Three Months Ended September 30, 2010
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Chase II Holding Corp.	Control	$—	$3,466	$—	$3,466
Cavert II Holding Corp.	Control	—	1,617	—	1,617
Acme Cryogenics, Inc.	Control	—	1,074	—	1,074
Noble Logistics, Inc.	Affiliate	—	741	—	741
Danco Acquisition Corp.	Affiliate	—	195	—	195
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	104	—	104
Quench Holdings Corp.	Affiliate	—	(535)	—	(535)
ASH Holdings Corp.	Control	—	(762)	—	(762)
Galaxy Tool Holding Corp.	Control	—	(15,093)	—	(15,093)
Other, net (<$100 Net)	Various	—	(98)	—	(98)

Total		$—	$(9,291)	$—	$(9,291)

The primary changes in our net unrealized depreciation for the quarter ended September 30, 2010 were due to the Galaxy restructuring, which resulted in the conversion of $12.1 million of debt at fair value as of June 30, 2010 into preferred and common equity, and the subsequent application of the total enterprise value (“TEV”) methodology resulting in a minimal fair value as of September 30, 2010. We experienced noteworthy appreciation in our equity holdings of Cavert and Chase, as well as in our debt investment to Acme. Certain depreciation occurred in our debt holdings, most notably in ASH. Excluding the impact of Galaxy, the net unrealized appreciation of $5.8 million recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in aggregate, approximately $9.4 million and $0.9 million of net unrealized appreciation on our equity holdings and debt positions, respectively, for the three months ended September 30, 2011. At September 30, 2011, the fair value of our investment portfolio was less than our cost basis by approximately $38.6 million, as compared to $48.9 million at June 30, 2011, representing net unrealized appreciation of $10.3 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated certain of the investments in our portfolio. Even though valuations have generally stabilized over the past year, our entire portfolio was fair valued at 85.0% of cost as of September 30, 2011. The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation on Other

Net unrealized depreciation on other is the net aggregate change in the fair value of our line of credit borrowings and our interest rate cap agreement during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires us to apply a fair value methodology to the Credit Facility. We estimated the fair value of the Credit Facility using a combination of estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. For the three months ended September 30, 2011, we recorded net unrealized depreciation of $0.4 million due to the increase in fair value of our line of credit borrowings. For the three months ended September 30, 2010, we recorded a minimal amount of unrealized depreciation due to the decrease in fair value of our interest rate cap agreement.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2011, we recorded a net increase in net assets resulting from operations of $12.7 million as a result of the factors discussed above. For the three months ended September 30, 2010, we recorded a net decrease in net assets resulting from operations of $6.9 million. Our net increase (decrease) in net assets resulting from operations per basic and diluted weighted average common share for the three months ended September 30, 2011 and 2010 was $0.57 and $(0.31), respectively.

Comparison of the Six Months Ended September 30, 2011, to the Six Months Ended September 30, 2010

	Six Months Ended September 30,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$9,104	$8,004	$1,100	13.7%
Other income	1,193	3,546	(2,353)	(66.4)

Total investment income	10,297	11,550	(1,253)	(10.8)

EXPENSES
Loan servicing fee	1,392	1,490	(98)	(6.6)
Base management fee	679	503	176	35.0
Incentive fee	19	1,052	(1,033)	(98.2)
Administration fee	286	439	(153)	(34.9)
Interest expense	365	423	(58)	(13.7)
Amortization of deferred financing fees	215	267	(52)	(19.5)
Other	1,257	909	348	38.3

Expenses before credits from Adviser	4,213	5,083	(870)	(17.1)
Credits to fees	(726)	(180)	(546)	303.3

Total expenses net of credits to fee	3,487	4,903	(1,416)	(28.9)

NET INVESTMENT INCOME	6,810	6,647	163	2.5

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain on sale of investments	5,196	16,976	(11,780)	(69.4)
Net realized loss on other	(39)	—	(39)	NM
Net unrealized appreciation (depreciation) on investments	5,284	(25,089)	30,373	NM
Net unrealized depreciation on other	(368)	(26)	(342)	NM

Net gain (loss) on investments and other	10,073	(8,139)	18,212	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,883	$(1,492)	$18,375	NM

NM = Not Meaningful

Investment Income

Total investment income decreased by 10.8% for the six months ended September 30, 2011, as compared to the prior year period. This decrease was primarily due to a significant amount of other income, including success fee and dividend income, that we recorded in the prior year period as part of the A. Stucki exit in June 2010, partially offset by holding higher-yielding debt investments in our portfolio during the current period.

Interest income from our investments in debt securities increased 13.7% for the six months ended September 30, 2011, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2011, was approximately $149.9 million, compared to approximately $143.9 million for the prior year period. This increase was due primarily to new investments in Venyu, Precision, Mitchell, SOG and SBS, partially offset by the exits from A. Stucki and Chase and the restructuring of Galaxy. At September 30, 2011, two loans, ASH and CCE, were on non-accrual with an aggregate weighted average principal balance of $13.9 million during the six months ended September 30, 2011. CCE was put on non-accrual during the three months ended September 30, 2011. At September 30, 2010, one loan, ASH, was on non-accrual, with a weighted average principal balance of $7.8 million during the six months ended September 30, 2010.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the six months ended September 30, 2011, was 12.1%, compared to 11.1% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the six months ended September 30, 2011, is a result of the sales of lower interest-bearing debt investments, such as A. Stucki and Chase, and the addition of higher-yielding debt investments in SOG, SBS, Venyu, Precision and Mitchell, which, in the aggregate, had a weighted average interest rate of 13.7% as of September 30, 2011.

The following table lists the interest income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of September 30, 2011		Six Months Ended September 30, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$28,148	12.9%	$393	3.8%
Acme Cryogenics, Inc.	26,304	12.1	857	8.3
Venyu Solutions, Inc.	25,305	11.6	1,254	12.2
Mitchell Rubber Products, Inc.	16,618	7.6	862	8.4
Cavert II Holding Corp.	15,089	6.9	1,773	17.2

Subtotal—five largest investments	111,464	51.1	5,139	49.9
Other portfolio companies	106,592	48.9	5,158	50.1

Total investment portfolio	$218,056	100.0%	$10,297	100.0%

	As of September 30, 2010		Six Months Ended September 30, 2010
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
A. Stucki Holding Corp.(A)	$—	—%	$3,287	28.5%
Chase II Holding Corp.	32,223	22.7	1,191	10.3
Cavert II Holding Corp.	18,068	12.8	1,234	10.7
Acme Cryogenics, Inc.	15,094	10.7	868	7.5
Danco Acquisition Corp.	13,556	9.6	816	7.0

Subtotal—five largest investments	78,941	55.8	7,396	64.0
Other portfolio companies	62,673	44.2	4,154	36.0

Total investment portfolio	$141,614	100.0%	$11,550	100.0%

(A)	A. Stucki was sold in June 2010.

Other income decreased from the prior year period, primarily due to $2.7 million of other income, including success fee and dividend income, that we recorded as a result of our exit from A. Stucki in June 2010 and Cavert’s election to prepay $0.8 million of success fees during the prior year period. This was partially offset during current year period by $0.7 million of cash dividends received on preferred shares of Cavert, in connection with its recapitalization in April 2011, as well as Cavert’s election to prepay $0.3 million of success fees during the current year period.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased for the six months ended September 30, 2011, driven primarily by a decrease in incentive fees paid, as compared to the prior year period.

The net base management fee decreased for the six months ended September 30, 2011, as compared to the prior year period, which is a result of the increase in the credit we received for fees paid to our Adviser from our portfolio companies during the six months ended September 30, 2011, due to fees earned related to the closings of Mitchell, SOG and SBS, partially offset by an increased gross base management fee resulting from maintaining a larger investment portfolio. An incentive fee of $19 was earned by the Adviser during the three months ended June 30, 2011, as net investment income for the quarter was above the hurdle rate. The incentive fee earned during the prior year period was due primarily to other income recorded in connection with the sale of A. Stucki. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2011	2010
Average total assets subject to base management fee(A)	$207,100	$199,300
Multiplied by pro-rata annual base management fee of 2%	1.0%	1.0%

Unadjusted base management fee	$2,071	$1,993

Reduction for loan servicing fees(B)	(1,392)	(1,490)

Base management fee(B)	$679	$503

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(15)
Credit for fees received by Adviser from the portfolio companies	(726)	(165)

Credit to base management fee from Adviser(B)	(726)	(180)

Net base management fee	$(47)	$323

Net incentive fee(B)	$19	$1,052

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

Interest expense decreased for the six months ended September 30, 2011, as compared to the prior year period, primarily due to decreased borrowings under the Credit Facility. The weighted average balance outstanding on our Credit Facility during the six months ended September 30, 2011, was approximately $3.5 million, as compared to $5.6 million during the prior year period. For the six months ended September 30, 2011 and 2010, the effective interest rate charged on our borrowings, excluding the impact of deferred financing fees, was 20.2% and 14.6%, respectively.

Other expenses increased 38.3% for the six months ended September 30, 2011, as compared to the prior year period, primarily due to increases in stockholder-related costs and bad debt expense. Because we did not raise equity capital over a specified period of time, we were required to write off certain deferred offering costs in connection with our registration statement during the current period. The increase in bad debt expense was in connection with CCE, which we placed on non-accrual during the three months ended September 30, 2011.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

In April 2011, we recapitalized our investment in Cavert, receiving $8.5 million in proceeds and realizing a gain of $5.5 million. During the six months ended September 30, 2011, we also received full repayment of our syndicated loans to Fifth Third Processing Solutions, LLC and Survey Sampling, LLC, for aggregate proceeds of $2.8 million and a minimal realized gain. Additionally, we recorded post-closing adjustments related to the A. Stucki exit in June 2010 and the Chase exit in December 2010, which we realized as a net loss of $0.3 million during the six months ended September 30, 2011. During the six months ended September 30, 2010, we exited one proprietary investment, A. Stucki, for $52.3 million in total proceeds and a realized gain of $17.0 million.

Unrealized Appreciation and Depreciation

During the six months ended September 30, 2011, we recorded net unrealized appreciation on investments in the aggregate amount of $5.3 million, which included the reversal of $6.1 million in aggregate unrealized appreciation, primarily related to the Cavert recapitalization. Excluding reversals, we had $11.4 million in net unrealized appreciation for the six months ended September 30, 2011. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2011 were as follows:

		Six Months Ended September 30, 2011
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	Control	$—	$6,813	$—	$6,813
Tread Corp.	Control	—	3,639	—	3,639
Galaxy Tool Holding Corp.	Control	—	3,466	—	3,466
Noble Logistics, Inc.	Affiliate	—	1,933	94	2,027
Quench Holdings Corp.	Affiliate	—	1,562	—	1,562
Survey Sampling, LLC	Non-Control/Non-Affiliate	(1)	807	1	807
Venyu Solutions, Inc.	Control	—	293	—	293
A. Stucki Corp.(A)	Control	247	—	—	247
Mitchell Rubber Products, Inc.	Control	—	240	—	240
B-Dry, LLC	Non-Control/Non-Affiliate	—	(125)	—	(125)
ASH Holdings Corp.	Control	—	(375)	—	(375)
Precision Southeast, Inc.	Control	—	(503)	—	(503)
Cavert II Holding Corp.	Affiliate	5,508	166	(6,194)	(520)
Chase II Holding Corp.(B)	Control	(563)	—	—	(563)
Danco Acquisition Corp.	Affiliate	—	(572)	—	(572)
Country Club Enterprises, LLC	Control	—	(5,960)	—	(5,960)
Other, net (<$100 Net)	Various	5	13	(14)	4

Total		$5,196	$11,397	$(6,113)	$10,480

(A)	A. Stucki Corp. was sold in June 2010.
(B)	Chase II Holding Corp. was sold in December 2010.

The primary changes in our net unrealized appreciation for the six months ended September 30, 2011, were notable appreciation in our equity investments in Acme, Tread, Galaxy and Noble Logistics, Inc. (“Noble”), primarily due to increased performance, and appreciation of our debt investment to Quench, which was paid off at par subsequent to September 30, 2011. This appreciation was partially offset by increased depreciation in CCE, which was placed on non-accrual during the three months ended September 30, 2011, for decreased performance and being past-due on its obligations to us, as well as the reversal of previously-recorded unrealized appreciation on the Cavert recapitalization. Excluding the impact of the aforementioned portfolio companies, the net unrealized depreciation of $0.2 million recognized on our investments was primarily due to decreases in the performance of some of our portfolio companies, partially offset by an increase in certain comparable multiples used to estimate the fair value of our investments.

During the six months ended September 30, 2010, we had net unrealized depreciation of investments in the aggregate amount of $25.1 million, which included the reversal of $17.4 million in unrealized appreciation related to the A. Stucki sale. Excluding reversals, we had $7.7 million in net unrealized depreciation for the six months ended September 30, 2010. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2010 were as follows:

		Six Months Ended September 30, 2010
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Chase II Holding Corp.	Control	$—	$3,753	$—	$3,753
Cavert II Holding Corp.	Control	—	2,262	—	2,262
Acme Cryogenics, Inc.	Control	—	1,095	—	1,095
Noble Logistics, Inc.	Affiliate	—	839	—	839
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	470	—	470
Danco Acquisition Corp.	Affiliate	—	249	—	249
Quench Holdings Corp.	Affiliate	—	(259)	—	(259)
A. Stucki Corp.	Control	16,957	—	(17,405)	(448)
ASH Holdings Corp.	Control	—	(684)	—	(684)
Galaxy Tool Holding Corp.	Control	—	(15,248)	—	(15,248)
Other, net (<$100 Net)	Various	19	(142)	(19)	(142)

Total		$16,976	$(7,665)	$(17,424)	$(8,113)

The primary changes in our net unrealized depreciation for the six months ended September 30, 2010 were the reversal of previously-recorded unrealized appreciation on our A. Stucki sale and the unrealized depreciation recorded on Galaxy, which underwent a restructuring that resulted in the conversion of $12.1 million of debt at fair value as of June 30, 2010 into preferred and common equity and the subsequent application of the TEV methodology resulting in a minimal fair value as of September 30, 2010. We experienced noteworthy appreciation in our equity holdings of Cavert and Chase, as well as in our debt investment to Acme. Excluding the impact of Galaxy and A. Stucki, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in aggregate, approximately $8.6 million of net unrealized appreciation and $3.3 million of net unrealized depreciation on our equity positions and debt positions, respectively, for the six months ended September 30, 2011. At September 30, 2011, the fair value of our investment portfolio was less than our cost basis by approximately $38.6 million, as compared to $43.9 million at March 31, 2011, representing net unrealized appreciation of $5.3 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated certain of the investments in our portfolio. Even though valuations have generally stabilized over the past year, our entire portfolio was fair valued at 85.0% of cost as of September 30, 2011. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Loss on Other

Realized Loss

For the six months ended September 30, 2011, we recorded a net realized loss of $39 due to the expiration of one of our interest rate cap agreements. There were no non-investment realized gains or losses during the six months ended September 30, 2010.

Unrealized Depreciation

For the six months ended September 30, 2011, we recorded net unrealized depreciation of $0.4 million due to the increase in fair value of our line of credit borrowings. For the six months ended September 30, 2011, we recorded a minimal amount of unrealized depreciation due to the decrease in fair value of our interest rate cap agreement.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended September 30, 2011, we recorded a net increase in net assets resulting from operations of $16.9 million as a result of the factors discussed above. For the six months ended September 30, 2010, we recorded a net decrease in net assets resulting from operations of $1.5 million. Our net increase (decrease) in net assets resulting from operations per basic and diluted weighted average common share for the six months ended September 30, 2011 and 2010 was $0.76 and $(0.07), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2011, was approximately $45.0 million, driven by $67.4 million of cash disbursed for the purchase of new investments. Net cash provided by operating activities for the six months ended September 30, 2010, was approximately $60.5 million and consisted primarily of proceeds received from the A. Stucki sale and principal payments received from existing investments.

At September 30, 2011, we had investments in equity of, loans to or syndicated participations in 18 private companies with an aggregate cost basis of approximately $256.7 million. At September 30, 2010, we had investments in equity of, loans to or syndicated participations in 15 private companies with an aggregate cost basis of approximately $187.4 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011	2010
Beginning investment portfolio, at fair value	$153,285	$206,858
New investments	58,346	95
Disbursements to existing investments	9,032	4,384
Scheduled principal repayments	(570)	(1,821)
Unscheduled principal repayments	(4,990)	(38,594)
Amortization of premiums and discounts	—	(5)
Proceeds from sales	(7,527)	(21,474)
Net realized gain	5,196	16,976
Net unrealized appreciation	11,397	(7,665)
Reversal of net unrealized appreciation	(6,113)	(17,424)
Other cash activity, net	—	(231)
Other non-cash activity, net	—	515

Ending investment portfolio, at fair value	$218,056	$141,614

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2011.

		Amount
For the remaining six months ending March 31:	2012	$15,849
For the fiscal year ending March 31:	2013	30,385
	2014	37,331
	2015	17,221
	2016	26,775
	2017	58,878
	Thereafter	—

	Total contractual repayments	$186,439
	Investments in equity securities	70,470
	Adjustments to cost basis on debt securities	(231)

	Total cost basis of investments held at September 30, 2011:	$256,678

In light of the liquidity resulting from our sale of our investments in A. Stucki and Chase and the recapitalization of Cavert, the general stabilization of our portfolio valuations over the past year and the increased investing opportunities that we see in our target markets, as demonstrated by our investments in five new proprietary investments over the last twelve months totaling $93.6 million, we are cautiously optimistic about our long-term investment prospects. As a result, we have shifted our investment activity from being focused primarily on retaining capital and building the value of our existing portfolio companies to a strategy that includes making new conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. Increasing new investment activity over the long run will require accessing capital markets, which continues to be challenging in these unstable economic conditions, while ensuring that we can maintain our RIC status.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2011, was approximately $37.1 million, consisting primarily of net borrowings on the short-term loan and our Credit Facility in excess of repayments by approximately $43.5 million. Net cash used in financing activities for the six months ended September 30, 2010 was approximately $83.9 million, which was primarily a result of net repayments on the short-term loan and our Credit Facility in excess of borrowings by approximately $77.8 million.

Distributions

To qualify as a RIC and, therefore, avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid cash distributions of $0.240 per common share during the six months ended September 30, 2010, and $0.285 per common share during the six months ended September 30, 2011. In October 2011, our Board of Directors declared a monthly distribution of $0.050 per common share for each of October, November and December 2011. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the six months ended September 30, 2011, please refer to “—Section 19(a) Notices” below for estimated tax characterization. For the fiscal year ended March 31, 2011, which includes the six months ended September 30, 2010, our distributions to stockholders of approximately $10.6 million were less than our taxable income over the same period. At year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Renewed Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

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

Equity

On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the SEC that was amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. We filed post-effective amendments to the Registration Statement on August 24, 2010, and November 22, 2010, which the SEC declared effective on December 23, 2010. We also filed post-effective amendments to the registration statement on June 17, 2011, and August 17, 2011, which the SEC declared effective on September 9, 2011. This Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of these securities.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has consistently traded for the last two years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. On September 30, 2011, our stock closed trading at $6.80, representing a 28.3% discount to our NAV of $9.48 per share. Generally, the 1940 Act provides that we may not issue stock for a price below NAV per share without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

Future Capital Resources

At our 2011 annual stockholders meeting, held on August 4, 2011, our stockholders approved a proposal that allows us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations (including, but not limited to, that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale), should we choose to do so. This proposal is in effect until our next annual stockholders meeting in 2012, at which time we may ask our stockholders to vote in favor of this proposal for another period of one year.

Revolving Credit Facility

On April 14, 2009, we entered into the Credit Facility, providing for a $50.0 million revolving line of credit arranged by BB&T as administrative agent. Key Equipment Finance Company Inc. also joined the Credit Facility as a committed lender. In connection with our entry into the Credit Facility, we borrowed $43.8 million under the Credit Facility to repay in full all amounts outstanding under the prior credit facility.

On April 13, 2010, we renewed the Credit Facility through Business Investment, by entering into a third amended and restated credit agreement providing for a $50.0 million, two-year revolving line of credit, which may be expanded up to $125.0 million through the addition of other committed lenders to the facility. The Credit Facility’s maturity date is April 13, 2012, and if it is not renewed or extended by then, all unpaid principal and interest will be due and payable on or before April 13, 2013. Advances under the Credit Facility generally bear interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment. In connection with the Credit Facility renewal, we paid an upfront fee of 1.0%. As of September 30, 2011, we had borrowings of $21.0 million outstanding with approximately $26.3 million of availability under the Credit Facility.

On October 26, 2011, we entered into a fourth amended and restated credit agreement through Business Investment to increase the commitment amount of our revolving line of credit (the “Renewed Credit Facility”) to $60 million. The Renewed Credit Facility was arranged by BB&T as administrative agent, with Key Equipment Finance, Inc. also joining the Renewed Credit Facility as a committed lender. Subject to certain terms and conditions, the Renewed Credit Facility may be expanded up to $175 million through the addition of other committed lenders to the facility. The Renewed Credit Facility matures on October 25, 2014 (the “Maturity Date”), and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Renewed Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment.

The Renewed Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011, 2012, 2013 and 2014. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Renewed Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of October 26, 2011, we were in compliance with all covenants.

During May 2009, we entered into a new interest rate cap agreement for a notional amount of $45.0 million that effectively limited the interest rate on a portion of the borrowings under the Credit Facility. During the three months ended June 30, 2011, we recorded a realized loss of $39 upon the expiration of this agreement in May 2011.

In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. BB&T is also the trustee of the account, generally remits the collected funds to us once a month. At October 31, 2011, the amount due from the custodian was approximately $0.5 million.

The Adviser services the loans pledged under the Renewed Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Renewed Credit Facility. As of October 26, 2011, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. Our entire portfolio was fair valued at 85.0% of cost as of September 30, 2011. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Renewed Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Renewed Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.

The Renewed Credit Facility matures on October 25, 2014, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on or before October 25, 2015. There can be no guarantee that we will be able to renew, extend or replace the Renewed Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by then current economic conditions affecting the credit markets. If we are not able to renew, extend or refinance the Renewed Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders. Our inability to pay distributions could result in our failure to qualify as a RIC. Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, such as those recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ended June 30, 2009. Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Renewed Credit Facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Short-Term Note

For every quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold, primarily through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, for quarter-end, on September 28, 2011, we purchased $70.0 million of T-Bills through Jefferies. The T-Bills were purchased using $7.5 million in funds drawn on the Credit Facility and the proceeds from a $62.5 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.64%. On October 6, 2011, when the T-Bills matured, we repaid the $62.5 million loan from Jefferies, and on October 11, 2011, we repaid the $7.5 million drawn on the Credit Facility for the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We were not a party to any signed term sheets for potential investments as of September 30, 2011. However, we have certain lines of credit with our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of these unused line of credit commitments as of September 30, 2011 and March 31, 2011 to be minimal.

In addition to the lines of credit with our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies. As of September 30, 2011, we have not been required to make any payments on any of the guaranties and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

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

As of September 30, 2011, the Company believes that the indicative bid prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy.

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

(a)

The default rates set forth are for a 10-year term debt security. If a debt security is less than 10 years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Our policy is to stop accruing interest on an investment if we determine that interest is no longer collectible. As of September 30, 2011, two control investments, CCE and ASH, were on non-accrual with an aggregate fair value of $1.6 million. At March 31, 2011, one Control investment, ASH, was on non-accrual with a fair value of zero. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of September 30 and March 31, 2011, representing approximately 98.2% and 95.8%, respectively, of all loans in our portfolio at fair value at the end of each period:

Rating	As of September 30, 2011	As of March 31, 2011
Highest	9.0	9.0
Average	5.8	5.6
Weighted Average	5.9	5.9
Lowest	2.0	3.0

As of September 30, 2011, we did not have any syndicated loans that were not rated by an NRSRO. At March 31, 2011, the risk rating for our syndicated loan that was not rated by an NRSRO, Survey Sampling, was 7.0, representing approximately 1.2% of all loans in our portfolio at fair value at the end of the period. Survey Sampling was repaid at par in July 2011. For loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. As of both September 30 and March 31, 2011, the weighted average risk ratings for all loans in our portfolio that were rated by an NRSRO were BB+/Ba2, representing approximately 1.8% and 3.0%, respectively, of all loans in our portfolio at fair value at the end of each period.

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

In an effort to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. However, we did pay an excise tax of $24 for the calendar year ended December 31, 2010. Under the RIC Modernization Act (the “RIC Act”), for excise tax years beginning January 1, 2011, the minimum distribution requirement for capital gains income has been raised to 98.2%. Additionally, under the RIC Act, the Company will be permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation.

We sought and received approval for a change in accounting method from the Internal Revenue Service (“IRS”) related to our tax treatment for success fees. In the ruling, executed by our consent on January 3, 2011, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount was and will be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.

Revenue Recognition

Investment Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2011, two Control investments, ASH and CCE, were on non-accrual with an aggregate fair value of $1.6 million. At March 31, 2011, one Control investment, ASH, was on non-accrual with a fair value of $0.

During the three months ended September 30, 2011, we had one loan in our portfolio that contained a PIK provision. The PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. During the three and six months ended September 30, 2011, we recorded PIK income of $1 and $6, respectively. No PIK income was recorded during the six months ended September 30, 2010. The sole loan which had a PIK provision paid off, at par, during the quarter ended September 30, 2011, and we have no other loans which contain a PIK provision as of September 30, 2011.

Success fees are recorded upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended September, 30, 2011, we recorded success fees of $0.3 million and $0.4 million, respectively, representing prepayments received from Mathey and Cavert. During the three and six months ended September 30, 2010, we recorded success fees of $0.8 million and $2.7 million, respectively, due to a prepayment received from Cavert and the income recognized as a result of the exit and payoff of A. Stucki.

Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. We did not record any dividend income during the quarter ended September 30, 2011; however, during the six months ended September 30, 2011, $0.7 million of dividends on accrued preferred shares was recorded and collected in connection with the recapitalization of Cavert. During the six months ended September 30, 2010, we recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary risk we believe we are exposed to is interest rate risk. While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At September 30, 2011, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

70.5%	Variable rates with a floor and no ceiling
29.5	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended September 30, 2011, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on May 23, 2011.

In May 2009, we entered into an interest rate cap agreement with BB&T that effectively limited the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap had a notional amount of $45.0 million at a cost of approximately $39. The interest rate cap agreement expired in May 2011, and a realized loss of $39 was recorded during the three months ended June 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section in our Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (No. 333-160720) as filed with the Securities and Exchange Commission on August 17, 2011 (the “Prospectus”). In connection with our preparation of this quarterly report, management has reviewed and considered these risk factors and has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Prospectus.

The recent downgrade of the United States (the “U.S.”) credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Date: November 2, 2011

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