Form 10-Q
period 2011-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2012-02-01
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of January 30, 2012, was 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2011	March 31, 2011

ASSETS
Investments at fair value
Control investments (Cost of $184,221 and $136,306, respectively)	$156,345	$104,062
Affiliate investments (Cost of $69,739 and $45,145, respectively)	61,183	34,556
Non-Control/Non-Affiliate investments (Cost of $9,664 and $15,741, respectively)	9,243	14,667

Total investments (Cost of $263,624 and $197,192, respectively)	226,771	153,285
Cash and cash equivalents	86,470	80,580
Restricted cash	1,960	4,499
Interest receivable	1,142	737
Due from custodian	722	859
Deferred financing fees	953	373
Prepaid assets	297	224
Other assets	306	552

TOTAL ASSETS	$318,621	$241,109

LIABILITIES
Borrowings at fair value
Short-term loan (Cost of $76,001 and $40,000, respectively)	$76,001	$40,000
Credit Facility (Cost of $29,300 and $0, respectively)	29,300	—

Total borrowings (Cost of $105,301 and $40,000, respectively)	105,301	40,000
Accounts payable and accrued expenses	491	201
Fees due to Adviser(A)	187	499
Fee due to Administrator(A)	183	171
Other liabilities	858	1,409

TOTAL LIABILITIES	107,020	42,280

NET ASSETS	$211,601	$198,829

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at December 31, 2011 and March 31, 2011	$22	$22
Capital in excess of par value	257,192	257,192
Cumulative net unrealized depreciation on investments	(36,853)	(43,907)
Cumulative net unrealized depreciation on other	(56)	(76)
Undistributed net investment income	812	165
Accumulated net realized losses	(9,516)	(14,567)

TOTAL NET ASSETS	$211,601	$198,829

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.58	$9.00

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
INVESTMENT INCOME
Interest income
Control investments	$3,515	$2,557	$9,075	$7,701
Affiliate investments	1,226	970	3,958	3,031
Non-Control/Non-Affiliate investments	343	391	1,148	1,175
Cash and cash equivalents	1	7	7	21

Total interest income	5,085	3,925	14,188	11,928
Other income
Control investments	25	6,812	1,201	10,358
Non-Control/Non-Affiliate investments	59	—	77	—

Total other income	84	6,812	1,278	10,358

Total investment income	5,169	10,737	15,466	22,286

EXPENSES
Loan servicing fee(A)	811	634	2,204	2,124
Base management fee(A)	329	343	1,008	846
Incentive fee(A)	—	1,898	19	2,949
Administration fee(A)	182	142	468	582
Interest expense	185	135	550	558
Amortization of deferred financing fees	106	116	321	383
Professional fees	139	84	453	306
Stockholder related costs	31	26	403	245
Other expenses	289	218	859	685

Expenses before credits from Adviser	2,072	3,596	6,285	8,678
Credits to fees from Adviser(A)	(345)	(450)	(1,071)	(630)

Total expenses net of credits to fees	1,727	3,146	5,214	8,048

NET INVESTMENT INCOME	3,442	7,591	10,252	14,238

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on investments	(105)	6,514	5,091	23,489
Net realized loss on other	—	—	(40)	—
Net unrealized appreciation (depreciation) on investments	1,769	1,026	7,053	(24,063)
Net unrealized appreciation (depreciation) on other	389	4	21	(21)

Net gain (loss) on investments and other	2,053	7,544	12,125	(595)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,495	$15,135	$22,377	$13,643

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE
Basic and diluted	$0.25	$0.69	$1.01	$0.62

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	22,080,133	22,080,133	22,080,133	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
Operations:
Net investment income	$10,252	$14,238
Net realized gain on investments	5,091	23,489
Net realized loss on other	(40)	—
Net unrealized appreciation (depreciation) on investments	7,053	(24,063)
Net unrealized appreciation (depreciation) on other	21	(21)

Net increase in net assets from operations	22,377	13,643

Capital transactions:
Shelf offering registration costs, net	—	10

Distributions:
Distributions to stockholders	(9,605)	(7,949)

Total increase in net assets	12,772	5,704
Net assets at beginning of period	198,829	192,978

Net assets at end of period	$211,601	$198,682

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$22,377	$13,643
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(86,327)	(41,616)
Principal repayments on investments	16,953	61,774
Proceeds from sales of investments	8,032	35,010
Net realized gain on investments	(5,091)	(23,489)
Net realized loss on other	40	—
Net unrealized (appreciation) depreciation on investments	(7,053)	24,063
Net unrealized (appreciation) depreciation on other	(21)	21
Net amortization of premiums and discounts	—	6
Amortization of deferred financing fees	321	383
Decrease in restricted cash	2,539	—
(Increase) decrease in interest receivable	(405)	486
Decrease (increase) in due from custodian	137	(39,354)
Decrease (increase) in other assets	183	(5,009)
Increase (decrease) in accounts payable and accrued expenses	290	(42)
(Decrease) increase in fees due to Adviser(A)	(312)	1,463
Increase (decrease) in administration fee payable to Administrator(A)	12	(6)
(Decrease) increase in other liabilities	(551)	1,038

Net cash (used in) provided by operating activities	(48,876)	28,371

CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering registration proceeds	—	10
Proceeds from short-term loans	178,502	167,400
Repayments on short-term loans	(142,501)	(175,000)
Proceeds from Credit Facility	52,700	24,000
Repayments on Credit Facility	(23,400)	(43,800)
Purchase of derivatives	(29)	(41)
Deferred financing fees	(901)	(745)
Distributions paid to stockholders	(9,605)	(7,949)

Net cash provided by (used in) financing activities	54,766	(36,125)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,890	(7,754)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,580	87,717

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,470	$79,963

NON-CASH ACTIVITIES(B)	$—	$515

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)

Non-cash activities for the nine months ended December 31, 2010, represent real property distributed to shareholders of A. Stucki Holding Corp. prior to its sale in June 2010. This property is included in the Company’s Condensed Consolidated Schedule of Investments under Neville Limited at March 31, 2011 and was sold during the three months ended December 31, 2011.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing—manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	10,746
		Common Stock (418,072 shares)(C)(F)		1,045	1,084
		Common Stock Warrants (452,683 shares)(C)(F)		25	332

				22,554	26,662

ASH Holdings Corp.	Retail and Service—school buses and parts	Revolving Credit Facility, $342 available (3.0%, Due 3/2013)(G)	3,658	3,616	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(G)	6,250	6,060	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share) (C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($750)

				12,180	—

Country Club Enterprises, LLC	Service—golf cart distribution	Senior Subordinated Term Debt (14.0%, Due 11/2014)(G)	4,000	4,000	—
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	—
		Guaranty ($3,998)

				11,725	—

Galaxy Tool Holding Corp.	Manufacturing—aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(C)(F)		19,658	2,447
		Common Stock (48,093 shares)(C)(F)		48	—

				24,926	7,667

Mathey Investments, Inc.	Manufacturing—pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $1,750 available (10.0%, Due 3/2012)	—	—	—
		Senior Term Debt (10.0%, Due 3/2013)	2,375	2,375	2,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (2.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	269

				10,379	9,871

Mitchell Rubber Products, Inc.	Manufacturing—rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,645
		Preferred Stock (27,900 shares)(C)(F)		2,790	2,913
		Common Stock (27,900 shares)(C)(F)		28	1,142

				16,378	17,700

Precision Southeast, Inc.	Manufacturing—injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 02/2012)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,063
		Common Stock (90,909 shares)(C)(F)		91	289

				10,524	10,876

SBS, Industries, LLC	Manufacturing—specialty fasteners and threaded screw products	Revolving Credit Facility, $250 available (10.0%, Due 8/2013)	250	250	250
		Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,047
		Common Stock (221,500 shares)(C)(F)		221	2,279

				13,820	15,931

SOG Specialty K&T, LLC	Manufacturing—specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	10,144

				28,148	28,543

Tread Corp.	Manufacturing—storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)	7,750	7,750	7,750
		Preferred Stock (832,765 shares)(C)(F)		833	1,063
		Common Stock (129,067 shares)(C)(F)		1	544
		Common Stock Warrants (1,247,727 shares)(C)(F)		3	5,084

				8,587	14,441

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

DECEMBER 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Venyu Solutions, Inc.	Service—online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	$7,000	$7,000	$7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	5,654

				25,000	24,654

Total Control Investments (represented 68.9% of total investments at fair value)				$184,221	$156,345

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.(H)	Manufacturing—bailing wire	Senior Term Debt (10.0%, Due 4/2016)(D)(E)	$2,150	$2,150	$2,171
		Senior Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,711
		Subordinated Term Debt (11.8%, Due 4/2016)(D)	5,700	5,700	5,736
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,548

				14,365	15,166

Channel Technologies Group, LLC	Manufacturing—acoustic products	Revolving Credit Facility, $1,050 available (7.0%, Due 12/2012)(I)	200	200	200
		Senior Term Debt (8.3%, Due 12/2014)(I)	6,000	6,000	6,000
		Senior Term Debt (12.3%, Due 12/2016)(I)	10,750	10,750	10,750
		Preferred Stock (1,599 shares)(C)(F)(I)		1,599	1,599
		Common Stock (1,598,616 shares)(C)(F)(I)		—	—

				18,549	18,549

Danco Acquisition Corp.	Manufacturing—machining and sheet metal work	Revolving Credit Facility, $0 available (10.0%, Due 10/2012)(D)	1,500	1,500	1,350
		Senior Term Debt (10.0%, Due 10/2012)(D)	2,575	2,575	2,318
		Senior Term Debt (12.5%, Due 4/2013)(D)(E)	8,891	8,891	8,002
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				15,469	11,670

Noble Logistics, Inc.	Service—aftermarket auto parts delivery	Senior Term Debt (9.2%, Due 12/2012)(D)	7,227	7,227	4,698
		Senior Term Debt (10.5%, Due 12/2012)(D)	3,650	3,650	2,372
		Senior Term Debt (10.5%, Due 12/2012)(D)(E)	3,650	3,650	2,372
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	3,707
		Common Stock (1,682,444 shares)(C)(F)		1,682	134

				17,959	13,283

Quench Holdings Corp.	Service—sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	2,515
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	2,515

Total Affiliate Investments (represented 27.0% of total investments at fair value)				$69,739	$61,183

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service—basement waterproofer	Senior Term Debt (12.3%, Due 5/2014)(D)	6,494	6,494	6,364
		Senior Term Debt (12.3%, Due 5/2014)(D)	2,870	2,870	2,812
		Common Stock Warrants (55 shares)(C)(F)		300	67

				9,664	9,243

Total Non-Control/Non-Affiliate Investments (represented 4.1% of total investments at fair value)				$9,664	$9,243

TOTAL INVESTMENTS				$263,624	$226,771

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at December 31, 2011, and due dates represent the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at December 31, 2011.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(F)

Aggregates all shares of such class of stock owned by the Company without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned by the Company without regard to specific series of such class of stock such warrants allow the Company to purchase.

(G)	Debt security is on non-accrual status.
(H)

In April 2011, the Company sold its common equity investment, received partial redemption of its preferred stock and invested new subordinated debt in Cavert as part of a recapitalization. As a result of the recapitalization, Cavert was reclassified as an Affiliate investment during the three months ended June 30, 2011.

(I)

New proprietary portfolio investment valued at cost, as it was determined that the price paid by the Company during the three months ended December 31, 2011, best represents fair value as of December 31, 2011.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing—manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500	$14,500
		Senior Subordinated Term Debt (12.5%, Due 12/2011)	415	415	415
		Preferred Stock (898,814 shares)(D)(G)		6,984	4,991
		Common Stock (418,072 shares)(D)(G)		1,045	—
		Common Stock Warrants (452,683 shares)(D)(G)		24	—

				22,968	19,906

ASH Holdings Corp.	Retail and Service—school buses and parts	Revolving Credit Facility, $717 available (3.0%, Due 3/2013)(H)	3,283	3,241	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(H)	6,250	6,060	—
		Preferred Stock (2,500 shares)(D)(G)		2,500	—
		Common Stock (1 share) (D)(G)		—	—
		Common Stock Warrants (73,599 shares)(D)(G)		4	—
		Guaranty ($750)

				11,805	—

Cavert II Holding Corp.	Manufacturing—bailing wire	Senior Term Debt (10.0%, Due 10/2012)(F)	2,650	2,650	2,650
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671	4,671
		Preferred Stock (41,102 shares)(D)(G)		4,110	5,354
		Common Stock (69,126 shares)(D)(G)		69	5,577

				11,500	18,252

Country Club Enterprises, LLC	Service—golf cart distribution	Senior Subordinated Term Debt (16.3%, Due 11/2014)(E)	8,000	8,000	7,560
		Preferred Stock (2,380,000 shares)(D)(G)		3,725	—
		Guaranty ($3,914)

				11,725	7,560

Galaxy Tool Holding Corp.	Manufacturing—aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(D)(G)		19,658	1,439
		Common Stock (48,093 shares)(D)(G)		48	—

				24,926	6,659

Mathey Investments, Inc.	Manufacturing—pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2012)(E)	1,032	1,032	1,022
		Senior Term Debt (10.0%, Due 3/2013)(E)	2,375	2,375	2,345
		Senior Term Debt (12.0%, Due 3/2014)(E)	3,727	3,727	3,643
		Senior Term Debt (2.5%, Due 3/2014)(E)(F)	3,500	3,500	3,421
		Common Stock (37 shares)(D)(G)		500	—
		Common Stock Warrants (21 shares)(D)(G)		277	—

				11,411	10,431

Neville Limited	Real Estate—investments	Common Stock (100 shares)(D)(G)		610	534

Precision Southeast, Inc.	Manufacturing—injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 12/2011)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(D)(G)		1,909	1,948
		Common Stock (90,909 shares)(D)(G)		91	305

				10,524	10,777

Tread Corp.	Manufacturing—storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(E)	5,000	5,000	4,931
		Preferred Stock (832,765 shares)(D)(G)		833	—
		Common Stock (129,067 shares)(D)(G)		1	—
		Common Stock Warrants (1,022,727 shares)(D)(G)		3	—

				5,837	4,931

Venyu Solutions, Inc.	Service—online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(D)(G)		6,000	6,012

				25,000	25,012

Total Control Investments (represented 67.9% of total investments at fair value)				$136,306	$104,062

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing—machining and sheet metal work	Revolving Credit Facility, $400 available (10.0%, Due 10/2011)(E)	$1,100	$1,100	$1,084
		Senior Term Debt (10.0%, Due 10/2012)(E)	2,925	2,925	2,881
		Senior Term Debt (12.5%, Due 4/2013)(E)	8,961	8,961	8,781
		Preferred Stock (25 shares)(D)(G)		2,500	—
		Common Stock Warrants (420 shares)(D)(G)		2	—

				15,488	12,746

Noble Logistics, Inc.	Service—aftermarket auto parts delivery	Revolving Credit Facility, $300 available (4.3%, Due 6/2011)(E)	300	300	206
		Senior Term Debt (9.2%, Due 12/2012)(E)	7,227	7,227	4,951
		Senior Term Debt (10.5%, Due 12/2012)(E)	3,650	3,650	2,500
		Senior Term Debt (10.5%, Due 12/2012)(E)(F)	3,650	3,650	2,500
		Preferred Stock (1,075,000 shares)(D)(G)		1,750	3,026
		Common Stock (1,682,444 shares)(D)(G)		1,683	—

				18,260	13,183

Quench Holdings Corp.	Service—sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(E)	8,000	8,000	6,000
		Preferred Stock (388 shares)(D)(G)		2,950	2,627
		Common Stock (35,242 shares)(D)(G)		447	—

				11,397	8,627

Total Affiliate Investments (represented 22.5% of total investments at fair value)				$45,145	$34,556

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
American Greetings Corporation	Manufacturing and design—greeting Cards	Senior Notes (7.4%, Due 6/2016)(C)	$3,043	$3,043	$3,073

B-Dry, LLC	Service—basement waterproofer	Senior Term Debt (11.0%, Due 5/2014)(E)	6,545	6,545	6,512
		Senior Term Debt (11.5%, Due 5/2014)(E)	3,050	3,050	3,035
		Common Stock Warrants (55 shares)(D)(G)		300	39

				9,895	9,586

Fifth Third Processing Solutions, LLC	Service—electronic payment processing	Senior Subordinated Term Debt (8.3%, Due 11/2017)(C)	500	495	509

Survey Sampling, LLC	Service—telecommunications-based sampling	Senior Term Debt (10.7%, Due 12/2012)(C)	2,306	2,308	1,499

Total Non-Control/Non-Affiliate Investments (represented 9.6% of total investments at fair value)				$15,741	$14,667

TOTAL INVESTMENTS				$197,192	$153,285

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at March 31, 2011, and due dates represent the contractual maturity date.
(C)	Valued based on the indicative bid price on or near March 31, 2011, offered by the respective syndication agent’s trading desk or secondary desk.
(D)	Security is non-income producing.
(E)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2011.
(F)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
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

DECEMBER 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (the “Company”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment objective is to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses in the United States.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, the Company is not permitted to consolidate any portfolio company investments, including those in which the Company has a controlling interest. In the opinion of the Company’s management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2011, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2011.

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

The Company uses generally accepted valuation techniques to value its portfolio unless the Company has specific information about the value of an investment to determine otherwise. From time to time, the Company may accept an appraisal of a business in which the Company holds securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value the Company’s investments. When these specific third-party appraisals are obtained, the Company uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value its investments.

The Policy, summarized below, applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly traded securities: The Company determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that the Company owns restricted securities that are not freely tradable, but for which a public market otherwise exists, the Company will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

Securities for which a limited market exists: The Company values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, the Company assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quoted prices are reliable. If the Company concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, the Company bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Company uses the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, the Company will value its syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Company considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Company develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Company believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Company will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

At March 31, 2011, the Company determined that the indicative bid prices were reliable indicators of fair value for its syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820. As of December 31, 2011, the Company had no syndicated investments.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which the Company has no equity, or equity-like securities, are fair valued utilizing opinions of value submitted to the Company by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Company may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for the Company’s Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where the Company has control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. In accordance with ASC 820, the Company applies the in-use premise of value, which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, the Company first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Company may reference industry statistics and use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once the Company has estimated the TEV of the issuer, the Company will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that the Company use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Company values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which the Company does not control or cannot gain control as of the measurement date, using a hypothetical secondary market as the Company’s principal market. In accordance with ASC 820, the Company determines its fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, the Company estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which the Company does not control or cannot gain control as of the measurement date, the Company estimates the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Company may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in absence of other observable market data, its own assumptions.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Company might reasonably expect to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

Refer to Note 3 below for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company remains contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectable. At December 31, 2011, ASH Holdings Corp. (“ASH”) and Country Club Enterprises, LLC (“CCE”) were on non-accrual. These non-accrual loans had an aggregate cost basis of $13.7 million, or 7.3% of the cost basis of debt investments in the Company’s portfolio, and an aggregate fair value of $0. At March 31, 2011, ASH was on non-accrual with a debt cost basis of $9.3 million, or 6.7% of the cost basis of debt investments in the Company’s portfolio, and a fair value of $0.

The Company did not hold any loans in its portfolio that contained a PIK provision during the three months ended December 31, 2011; however, during the nine months ended December 31, 2011, the Company recorded PIK income of $7. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash. The sole loan which had a PIK provision was paid off, at par, during the quarter ended September 30, 2011. The Company did not record any PIK income during the three or nine months ended December 31, 2010.

Other Income Recognition

The Company records success fees upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended December, 31, 2011, the Company recorded success fees of $0 and $0.4 million, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert II Holding Corp. (“Cavert”). During the three and nine months ended December 31, 2010, the Company recorded success fees of $2.7 million and $5.4 million, respectively; $1.2 million of which was due to aggregate prepayments received from Mathey and Cavert, and $4.2 million of which resulted from the exits and payoffs of A. Stucki Holding Corp. (“A. Stucki”) and Chase II Holding Corp. (“Chase”).

Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash, and it is recorded in Other income in the accompanying Condensed Consolidated Statements of Operations. The Company did not record any dividend income during the three months ended December 31, 2011; however, during the nine months ended December 31, 2011, the Company recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert. During the quarter ended December 31, 2010, the Company recorded and collected $4.0 million of dividends accrued on preferred shares of Chase. During the nine months ended December 31, 2010, the Company also recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include the Company’s own assumptions based upon the best available information.

As of December 31 and March 31, 2011, all of the Company’s investments were valued using Level 3 inputs. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended December 31, 2011 and 2010, there were no transfers in or out of Level 3.

The following table presents the financial assets carried at fair value as of December 31, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820:

	As of December 31, 2011
	Level 1	Level 3	Total Fair Value Reported in Condensed Consolidated Statement of Assets and Liabilities
Control Investments
Senior term debt	$—	$48,131	$48,131
Senior subordinated term debt	—	60,115	60,115
Preferred equity	—	37,076	37,076
Common equity/equivalents	—	11,023	11,023

Total Control investments	—	156,345	156,345

Affiliate Investments
Senior term debt	—	40,234	40,234
Senior subordinated term debt	—	10,447	10,447
Preferred equity	—	10,368	10,368
Common equity/equivalents	—	134	134

Total Affiliate investments	—	61,183	61,183

Non-Control/Non-Affiliate Investments
Senior term debt	—	9,176	9,176
Common equity/equivalents	—	67	67

Total Non-Control/Non-Affiliate Investments	—	9,243	9,243

Total Investments	$—	$226,771	$226,771

Cash Equivalents	85,001	—	85,001

Total Investments and Cash Equivalents at fair value	$85,001	$226,771	$311,772

The following table presents the financial assets carried at fair value as of March 31, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for each of the three levels of hierarchy established by ASC 820 that was used to value the Company’s assets:

	As of March 31, 2011
	Level 1	Level 3	Total Fair Value Reported in Condensed Consolidated Statement of Assets and Liabilities
Control Investments
Senior term debt	$—	$21,605	$21,605
Senior subordinated term debt	—	56,297	56,297
Preferred equity	—	19,745	19,745
Common equity/equivalents	—	6,415	6,415

Total Control investments	—	104,062	104,062

Affiliate Investments
Senior term debt	—	22,903	22,903
Senior subordinated term debt	—	6,000	6,000
Preferred equity	—	5,653	5,653

Total Affiliate investments	—	34,556	34,556

Non-Control/Non-Affiliate Investments
Senior term debt	—	14,119	14,119
Senior subordinated term debt	—	509	509
Common equity/equivalents	—	39	39

Total Non-Control/Non-Affiliate Investments	—	14,667	14,667

Total Investments	$—	$153,285	$153,285

Cash Equivalents	60,000	—	60,000

Total Investments and Cash Equivalents at fair value	$60,000	$153,285	$213,285

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide a roll-forward in the changes in fair value, broken out by major security type, during the three and nine months ended December 31, 2011 and 2010 for all investments for which the Company determines fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, the Company categorizes all of the inputs as the lowest level input within the hierarchy. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair value measurements using significant unobservable inputs (Level 3)

Periods ended December 31, 2011:

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2011:
Fair value as of September 30, 2011	$85,075	$80,085	$47,452	$5,444	$218,056
Net realized losses(A)	—	—	—	(105)	(105)
Net unrealized (depreciation) appreciation(B)	(1,521)	2,477	(5,606)	6,328	1,678
Reversal of previously-recorded depreciation upon realization(B)	30	—	—	61	91
Issuances / Originations(C)	17,350	—	1,599	—	18,949
Sales(D)	—	—	—	(505)	(505)
Settlements / Repayments(E)	(3,393)	(8,000)	—	—	(11,393)
Transfers(F)	—	(4,000)	4,000	—	—

Fair value as of December 31, 2011	$97,541	$70,562	$47,445	$11,223	$226,771

Nine months ended December 31, 2011:
Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285
Net realized (losses) gains(A)	(1)	5	—	5,087	5,091
Net unrealized (depreciation) appreciation(B)	(734)	(1,705)	4,868	10,645	13,074
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	126	(14)	(686)	(5,447)	(6,021)
Issuances / Originations(C)	47,561	22,385	16,131	250	86,327
Sales(D)	—	—	(2,266)	(5,766)	(8,032)
Settlements / Repayments(E)	(8,038)	(8,915)	—	—	(16,953)
Transfers(F)	—	(4,000)	4,000	—	—

Fair value as of December 31, 2011	$97,541	$70,562	$47,445	$11,223	$226,771

Periods ended December 31, 2010:

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2010:
Fair value as of September 30, 2010	$64,826	$50,481	$19,356	$6,951	$141,614
Net realized gains(A)	—	—	—	6,514	6,514
Net unrealized appreciation (depreciation)(B)	53	(2,456)	8,440	(567)	5,470
Reversal of previously-recorded appreciation upon realization(B)	—	—	(3,780)	(664)	(4,444)
Issuances / Originations(C)	8,431	20,191	7,909	91	36,622
Sales(D)	—	—	(6,961)	(6,575)	(13,536)
Settlements / Repayments(E)	(14,962)	(6,168)	—	—	(21,130)

Fair value as of December 31, 2010	$58,348	$62,048	$24,964	$5,750	$151,110

Nine months ended December 31, 2010:
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858
Net realized gains(A)	18	—	—	23,471	23,489
Net unrealized appreciation (depreciation)(B)	1,484	(2,154)	(3,728)	2,203	(2,195)
Reversal of previously-recorded appreciation upon realization(B)	(19)	—	(3,923)	(17,926)	(21,868)
Issuances / Originations(C)	8,431	21,245	11,238	702	41,616
Sales(D)	—	—	(11,348)	(23,662)	(35,010)
Settlements / Repayments(E)	(45,925)	(15,855)	—	—	(61,780)
Transfers(G)	—	(12,300)	12,300	—	—

Fair value as of December 31, 2010	$58,348	$62,048	$24,964	$5,750	$151,110

(A)	Included in Net realized (loss) gain on investments on the accompanying Condensed Consolidated Statement of Operations for the periods ended December 31, 2011 and 2010.
(B)	Included in Net unrealized appreciation (depreciation) on investments on the accompanying Condensed Consolidated Statement of Operations for the periods ended December 31, 2011 and 2010.
(C)	Includes PIK and other non-cash disbursements to portfolio companies.
(D)	Included in Net realized gains (losses) and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.
(E)	Includes amortization of premiums and discounts and other cost-basis adjustments.
(F)	Transfer represents $4.0 million of senior subordinated term debt of CCE, at cost as of September 30, 2011, that was converted to preferred equity during the quarter ended December 31, 2011.
(G)

Transfer represents $12.3 million of senior subordinated term debt of Galaxy Tool Holding Corp., at cost as of June 30, 2010, that was converted to preferred and common equity during the quarter ended December 31, 2010.

Non-Proprietary Investment Activity

Non-proprietary investments are investments that were not originated by the Company. During the nine months ended December 31, 2011, the Company received full repayment of its non-proprietary loans to Fifth Third Processing Solutions, LLC, Survey Sampling, LLC, and American Greetings Corporation (“AMG”), resulting in aggregate gross proceeds of approximately $5.8 million and a minimal realized gain. As of December 31, 2011, the Company no longer holds any non-proprietary loans in its investment portfolio.

Proprietary Investment Activity

During the nine months ended December 31, 2011, the following significant transactions occurred:

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

•

In August 2011, the Company invested $28.1 million in a new Control investment, SOG Specialty Knives and Tools, LLC (“SOG”), consisting of senior debt and preferred equity. SOG, headquartered in Lynnwood, Washington, designs and produces specialty knives and tools for the hunting/outdoors, military/law enforcement and industrial markets.

•

In September 2011, the Company invested $13.8 million in a new Control investment, SBS Industries, Inc. (“SBS”), consisting of senior debt and preferred and common equity. SBS, headquartered in Tulsa, Oklahoma, is a manufacturer and value-added distributor of special fasteners and threaded screw products.

•

In October 2011, the Company received full repayment of its senior subordinated term loan to Quench Holdings Corp. (“Quench”), resulting in gross proceeds of $8.0 million. The Company still holds preferred and common equity in Quench.

•

In November 2011, the Company sold Neville Limited (“Neville”) for gross proceeds of approximately $0.3 million, recognizing a realized loss of $0.3 million on the sale. Neville was property the Company received in connection with the A. Stucki sale in June 2010.

•

In December 2011, the Company restructured its investment in CCE, converting $4.0 million of senior subordinated debt into preferred shares of CCE in a non-cash transaction. The Company also received additional preferred shares as consideration for past-due interest and other receivables owed from CCE.

•

In December 2011, the Company invested $19.6 million in a new Affiliate investment, Channel Technologies Group, LLC (“Channel Technologies”), consisting of senior debt and preferred and common equity. Channel Technologies, headquartered in Santa Barbara, California, designs and manufactures products used in military, commercial and medical applications.

Investment Concentrations

Approximately 43.0% of the aggregate fair value of the Company’s investment portfolio at December 31, 2011, was comprised of senior term debt, 31.1% was comprised of subordinated term debt and 25.9% was comprised of preferred and common equity securities or their equivalents. At December 31, 2011, the Company had investments in 17 portfolio companies with an aggregate fair value of $226.8 million, of which SOG, Acme Cryogenics, Inc. (“Acme”) and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $79.9 million, or 35.2% of the Company’s total investment portfolio, at fair value. The following table outlines the Company’s investments by security type at December 31 and March 31, 2011:

	December 31, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Senior term debt	$104,088	$97,541	$64,566	$58,627
Senior subordinated term debt	84,077	70,562	74,602	62,806
Preferred equity	70,784	47,444	52,922	25,398
Common equity/Equivalents	4,675	11,224	5,102	6,454

Total Investments	$263,624	$226,771	$197,192	$153,285

Investments at fair value consisted of the following industry classifications at December 31 and March 31, 2011:

	December 31, 2011		March 31, 2011
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics and Rubber	$44,362	19.5%	$19,906	13.0%
Diversified/Conglomerate Manufacturing	30,219	13.3	12,746	8.3
Leisure, Amusement, Motion Pictures, Entertainment	28,543	12.6	—	—
Containers, Packaging and Glass	26,042	11.5	29,029	19.0
Machinery (Non-Agriculture, Non-Construction and Non-Electronic)	25,802	11.4	10,431	6.8
Electronics	24,654	10.9	25,012	16.3
Oil and Gas	14,441	6.4	4,931	3.2
Cargo Transport	13,283	5.8	13,183	8.6
Buildings and Real Estate	9,243	4.1	10,120	6.6
Aerospace and Defense	7,667	3.4	6,659	4.4
Home and Office Furnishings, Housewares and Durable Consumer Products	2,515	1.1	8,627	5.6
Telecommunications	—	—	1,499	1.0
Printing and Publishing	—	—	3,073	2.0
Automobile	—	—	7,560	4.9
Diversified Conglomerate Service	—	—	509	0.3

Total Investments	$226,771	100.0%	$153,285	100.0%

The investments, at fair value, were included in the following geographic regions of the United States at December 31 and March 31, 2011:

	December 31, 2011		March 31, 2011
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$131,166	57.8%	$92,172	60.1%
West	58,761	25.9	12,746	8.3
Northeast	29,177	12.9	38,126	24.9
Midwest	7,667	3.4	10,241	6.7

Total Investments	$226,771	100.0%	$153,285	100.0%

The geographic region reflects the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2011:

		Amount
For the remaining three months ending March 31:	2012	$776
For the fiscal year ending March 31:	2013	31,602
	2014	29,772
	2015	32,886
	2016	26,775
	Thereafter	66,585

	Total contractual repayments	$188,396
	Investments in equity securities	75,459
	Adjustments to cost basis on debt securities	(231)

	Total cost basis of investments held at December 31, 2011:	$263,624

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of portfolio companies and are included in Other assets on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The Company maintains an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31 and March 31, 2011, the Company had gross receivables from portfolio companies of $0.2 million and $0.5 million, respectively. The allowance for uncollectible receivables was $0 and $0.1 million at December 31 and March 31, 2011, respectively.

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

The following table summarizes the management fees, incentive fees and associated credits reflected in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Average total assets subject to base management fee(A)	$228,000	$195,400	$214,133	$198,000
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%	1.5%	1.5%

Gross base management fee	1,140	977	3,212	2,970

Reduction for loan servicing fees(B)	(811)	(634)	(2,204)	(2,124)

Base management fee(B)	$329	$343	$1,008	$846

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$—	$—	$(15)
Credit for fees received by Adviser from the portfolio companies	(291)	(450)	(1,017)	(615)

Credit to base management fee from Adviser	(291)	(450)	(1,017)	(630)

Net base management fee	$38	$(107)	$(9)	$216

Gross incentive fee(B)	$—	$1,898	$19	$2,949
Credit from waiver issued by Adviser’s board of directors(C)	(54)	—	(54)	—

Net incentive fee	$(54)	$1,898	$(35)	$2,949

Total credits to fees:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$—	$—	$(15)
Credit for fees received by Adviser from the portfolio companies	(291)	(450)	(1,017)	(615)
Incentive fee credit	(54)	—	(54)	—

Credit to fees from Adviser(B)	$(345)	$(450)	$(1,071)	$(630)

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
(C)

The credit to the incentive fee for the three months ended December 31, 2011, is due to a payment of the incentive fee during the three months ended June 30, 2010, in relation to the dividend income recognized based on a best-efforts valuation of Neville, the property received in connection with the A. Stucki sale in June 2010. This property was sold during November 2011, resulting in an exit at a lower amount than the dividend recognized during the three months ended June 30, 2010. The Adviser determined to retroactively apply the exit value to the incentive fee calculation for the three months ended June 30, 2010, resulting in an additional credit of $54, which was recorded during the three months ended December 31, 2011.

Base Management Fee

The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of the Company’s average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation.

•	Loan Servicing Fees

The Adviser also services the loans held by Business Investment, in return for which it receives a 2.0% annual fee, based on the monthly aggregate outstanding balance of loans pledged under the Company’s line of credit. Since the Company owns these loans, all loan servicing fees paid to the Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver

The Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the nine months ended December 31, 2011 and 2010, to the extent applicable.

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

The Company’s Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee during the three months ended December 31, 2011, related to the Neville sale as described above.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of the Company’s realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, the Company will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Company’s inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since the Company’s inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since the Company’s inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the Company’s calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of the Company’s portfolio in all prior years. No capital gains-based incentive fee has been recorded for the Company from its inception through December 31, 2011, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, the Company did not accrue a capital gains-based incentive fee. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded for the Company from its inception through December 31, 2011.

As a BDC, the Company makes available significant managerial assistance to its portfolio companies and provides other services to such portfolio companies. Although neither the Company nor its Adviser receive fees in connection with managerial assistance, the Adviser provides other services to the Company’s portfolio companies and receives fees for these services.

Administration Agreement

The Company has entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby it pays separately for administrative services. The Administration Agreement provides for payments equal to the Company’s allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of the Company’s chief financial officer, chief compliance officer, treasurer, internal counsel and their respective staffs. The Company’s allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of the Company’s total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, the Board of Directors approved the renewal of the Administration Agreement through August 31, 2012.

Related Party Fees Due

Amounts due to related parties on the accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31, 2011	As of March 31, 2011
Base management fee due to Adviser	$38	$341
Loan servicing fee due to Adviser	201	157
Incentive fee credit due from Adviser	(54)	—
Other	2	1

Total fees due to Adviser	187	499

Fee due to Administrator	183	171

Total related party fees due	$370	$670

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

On April 13, 2010, the Company entered into a third amended and restated credit agreement which extended the maturity date of the Credit Facility to April 13, 2012. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment.

On October 26, 2011, the Company entered into a fourth amended and restated credit agreement to increase the commitment amount under the Credit Facility to $60 million. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $175 million through the addition of other committed lenders to the facility. The Credit Facility matures on October 25, 2014 (the “Maturity Date”), and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised on or before October 26, 2012 and October 26, 2013, as applicable.

The following tables summarize noteworthy information related to the Company’s Credit Facility:

	As of December 31, 2011	As of March 31, 2011
Commitment amount	$60,000	$50,000
Borrowings outstanding at cost	29,300	—
Availability	28,449	33,866

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Weighted average borrowings outstanding	$7,591	$348	$4,852	$3,821
Effective interest rate(A)	9.2%	154.0%	14.4%	18.9%
Commitment (unused) fees incurred	$77	$127	$314	$350

(A)	Excludes the impact of deferred financing fees.

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

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to the Company’s credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011, 2012, 2013 and 2014. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, the Company is subject to a performance guaranty that requires the Company to maintain (i) a minimum net worth of $155.0 million plus 50.0% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2011, the Company was in compliance with all covenants.

Short-Term Loan

Consistent with prior quarter ends to maintain the Company’s status as a RIC, the Company purchased $85.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 28, 2011. As these T-Bills have a maturity of less than three months, the Company considers them to be cash equivalents and includes them in Cash and cash equivalents on the accompanying Condensed Consolidated Statement of Assets and Liabilities as of December 31, 2011. The T-Bills were purchased using $9.0 million in funds drawn on the Credit Facility and the proceeds from a $76.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%. On January 5, 2012, when the T-Bills matured, the Company repaid the $76.0 million loan from Jefferies, and on January 6, 2012, the Company repaid the $9.0 million drawn on the Credit Facility for the transaction.

Fair Value

The Company elected to apply ASC 825, “Financial Instruments,” specifically for the Credit Facility and short-term loan, which was consistent with its application of ASC 820 to its investments. Generally, the Company estimates the fair value of its Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. However, as the renewal of the Credit Facility occurred during the three months ended December 31, 2011, cost was determined to approximate fair value. Additionally, due to the eight-day duration of the short-term loan, cost was deemed to approximate fair value. At both December 31 and March 31, 2011, all of the Company’s borrowings were valued using Level 3 inputs. The following tables present the Credit Facility and short-term loan carried at fair value as of December 31 and March 31, 2011, by caption on the accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward in the changes in fair value during the three and nine months ended December 31, 2011 and 2010:

	Level 3 – Borrowings
	Total Fair Value Reported in Condensed Consolidated Statements of Assets and Liabilities
	December 31, 2011	March 31, 2011
Short-Term Loan	$76,001	$40,000
Credit Facility	29,300	—

Total	$105,301	$40,000

	Short-Term Loan	Credit Facility	Total Fair Value Reported in Condensed Consolidated Statements of Assets and Liabilities
Three months ended December 31, 2011:
Fair value at September 30, 2011	$62,501	$21,405	$83,906
Borrowings	76,001	31,200	107,201
Repayments	(62,501)	(22,900)	(85,401)
Net unrealized depreciation(A)	—	(405)	(405)

Fair value at December 31, 2011	$76,001	$29,300	$105,301

Nine months ended December 31, 2011:
Fair value at March 31, 2011	$40,000	$—	$40,000
Borrowings	178,502	52,700	231,202
Repayments	(142,501)	(23,400)	(165,901)

Fair value at December 31, 2011	$76,001	$29,300	$105,301

	Short-Term Loan	Credit Facility	Total Fair Value Reported in Condensed Consolidated Statements of Assets and Liabilities
Three months ended December 31, 2010:
Fair value at September 30, 2010	$25,000	$—	$25,000
Borrowings	67,400	8,000	75,400
Repayments	(25,000)	—	(25,000)

Fair value at December 31, 2010	$67,400	$8,000	$75,400

Nine months ended December 31, 2010:
Fair value at March 31, 2010	$75,000	$27,812	$102,812
Borrowings	167,400	24,000	191,400
Repayments	(175,000)	(43,800)	(218,800)
Net unrealized depreciation(A)	—	(12)	(12)

Fair value at December 31, 2010	$67,400	$8,000	$75,400

(A)	Included in Net unrealized appreciation (depreciation) of other on the accompanying Condensed Consolidated Statements of Operations for the periods ended December 31, 2011 and 2010.

The fair value of the collateral under the Credit Facility was approximately $223.3 million and $146.3 million at December 31 and March 31, 2011, respectively. The fair value of the collateral under the short-term loan was approximately $85.0 million and $44.0 million at December 31 and March 31, 2011, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

The Company has entered into multiple interest rate cap agreements with BB&T that effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The agreements provide that the Company’s interest rate on a portion of its borrowings is capped at a certain interest rate when LIBOR is in excess of that certain interest rate. The Company records changes in the fair value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as unrealized depreciation or appreciation of other on the accompanying Condensed Consolidated Statements of Operations. Generally, the Company will estimate the fair value of its interest rate caps using estimates of value provided by the counterparty and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. The following table summarizes the key terms of each interest rate cap agreement:

Interest Rate Cap(a)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	As of December 31, 2011			As of March 31, 2011
					Cost		Fair Value	Cost	Fair Value

May 2009	$45,000	6.5%	May 2009	May 2011	$—	(b)	$—	$40	$—
April 2010	45,000	6.0	May 2011	May 2012	41		—	41	4
December 2011	50,000	6.0	May 2012	October 2013	29		14	—	—

(a)	Indicates date the Company entered into the interest rate cap agreement with BB&T.
(b)	In May 2011, upon expiration of the 2009 Cap, the Company recognized a realized loss of $40.

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

NOTE 7. COMMON STOCK

Registration Statement

On July 21, 2009, the Company filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009 and declared effective by the SEC on October 8, 2009. The Company filed post-effective amendments to such registration statement on August 24, 2010, and November 22, 2010, which the SEC declared effective on December 23, 2010. The Company also filed post-effective amendments to the registration statement on June 17, 2011, and August 17, 2011, which the SEC declared effective on September 9, 2011. This registration statement permits the Company to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per share for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Numerator for basic and diluted net increase in net assets resulting from operations per share	$5,495	$15,135	$22,377	$13,643
Denominator for basic and diluted weighted average shares	22,080,133	22,080,133	22,080,133	22,080,133

Basic and diluted net increase in net assets resulting from operations per share	$0.25	$0.69	$1.01	$0.62

NOTE 9. DISTRIBUTIONS

The Board of Directors declared the following monthly distributions to stockholders for the nine months ended December 31, 2011 and 2010:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Share
2012	April 12, 2011	April 22, 2011	April 29, 2011	$0.045
	April 12, 2011	May 20, 2011	May 31, 2011	0.045
	April 12, 2011	June 20, 2011	June 30, 2011	0.045
	July 12, 2011	July 22, 2011	July 29, 2011	0.050
	July 12, 2011	August 19, 2011	August 31, 2011	0.050
	July 12, 2011	September 22, 2011	September 30, 2011	0.050
	October 11, 2011	October 21, 2011	October 31, 2011	0.050
	October 11, 2011	November 17, 2011	November 30, 2011	0.050
	October 11, 2011	December 21, 2011	December 30, 2011	0.050

		Nine months ended December 31, 2011:		$0.435

2011	April 7, 2010	April 22, 2010	April 30, 2010	$0.040
	April 7, 2010	May 20, 2010	May 28, 2010	0.040
	April 7, 2010	June 22, 2010	June 30, 2010	0.040
	July 7, 2010	July 22, 2010	July 30, 2010	0.040
	July 7, 2010	August 23, 2010	August 31, 2010	0.040
	July 7, 2010	September 22, 2010	September 30, 2010	0.040
	October 5, 2010	October 21, 2010	October 29, 2010	0.040
	October 5, 2010	November 19, 2010	November 30, 2010	0.040
	October 5, 2010	December 23, 2010	December 31, 2010	0.040

		Nine months ended December 31, 2010:		$0.360

Aggregate distributions declared and paid for the nine months ended December 31, 2011 and 2010 were approximately $9.6 million and $7.9 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. The characterization of the distributions declared and paid for the fiscal year ended March 31, 2012 will be determined at year end and cannot be determined at this time. For the fiscal year ended March 31, 2011, taxable income available for distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, the Company elected to treat a portion of the first distribution paid in fiscal year 2012 as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Financial Commitments and Obligations

At December 31, 2011, the Company was not party to any signed commitments for potential investments. However, the Company has lines of credit with certain of its portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and the Company expects many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent the Company’s future cash requirements. The Company estimated the fair value of such unused commitments as of December 31, 2011 and March 31, 2011 to be minimal, and thus the unused portions of these commitments are not recorded on the accompanying Condensed Consolidated Statements of Assets and Liabilities.

In addition to the lines of credit with certain portfolio companies, the Company has also extended certain guaranties on behalf of some of its portfolio companies. As of December 31, 2011, the Company has not been required to make any payments on the guaranties discussed below, and the Company considers the credit risk to be remote and the fair values of the guaranties to be minimal.

In October 2008, the Company executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company (“Ford”) and ASH. The Finance Facility provides ASH with a line of credit of up to $0.8 million for component Ford parts used by ASH to build truck bodies under a separate contract. Ford retains title and ownership of the parts. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of the Company as guarantor.

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

In April 2010, the Company executed a guaranty of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guaranty, the Company received a premium of $0.1 million from CCE.

The following table summarizes the dollar balance of unused line of credit commitments and guaranties as of December 31 and March 31, 2011:

	As of December 31, 2011	As of March 31, 2011
Unused line of credit commitments	$3,643	$2,386
Guaranties	4,748	4,664

Total	$8,391	$7,050

The following table shows the Company’s contractual principal on borrowings as of December 31, 2011:

	Payments Due by Period
Borrowings	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Short-term loan(A)	$76,001	$—	$—	$—	$76,001
Credit Facility	—	29,300	—	—	29,300

Total borrowings	$76,001	$29,300	$—	$—	$105,301

(A)	On January 6, 2012, the Company repaid the short-term loan in full.

Escrow Holdbacks

The Company from time to time will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. The Company records escrow amounts in Restricted cash on the accompanying Condensed Consolidated Statements of Assets and Liabilities. The Company establishes a contingent liability against the escrow amounts if the Company determines that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amounted recorded against the escrow amounts was $0.6 million and $0.9 million as of December 31 and March 31, 2011, respectively, and is located in Other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Per Share Data(A)
Net asset value at beginning of period	$9.48	$8.43	$9.00	$8.74

Income from investment operations(B):
Net investment income	0.16	0.34	0.46	0.65
Realized (loss) gain on investments and other	(0.01)	0.30	0.23	1.06
Net unrealized appreciation (depreciation) on investments and other	0.10	0.05	0.32	(1.09)

Total from investment operations	0.25	0.69	1.01	0.62

Distributions from:
Net investment income	(0.15)	(0.12)	(0.43)	(0.36)

Total distributions(C)	(0.15)	(0.12)	(0.43)	(0.36)

Net asset value at end of period	$9.58	$9.00	$9.58	$9.00

Per share market value at beginning of period	$6.76	$6.75	$7.79	$6.01
Per share market value at end of period	7.27	7.65	7.27	7.65
Total return(D)	9.73%	15.14%	-0.91%	34.48%
Shares outstanding at end of period	22,080,133	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$211,601	$198,682	$211,601	$198,682
Average net assets(E)	208,883	189,420	203,103	191,299

Senior Securities Data:
Total borrowings	$105,301	$75,400	$105,301	$75,400
Asset coverage ratio(F)	288%	343%	288%	343%
Average coverage per unit(G)	$2,879	$3,429	$2,879	$3,429

Ratios/Supplemental Data:
Ratio of expenses to average net assets(H)(I)	3.97%	7.59%	4.13%	6.05%
Ratio of net expenses to average net assets(H)(J)	3.31	6.64	3.42	5.61
Ratio of net investment income to average net assets(H)	6.59	16.03	6.73	9.92

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
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

NOTE 12. SUBSEQUENT EVENTS

Short-Term Loan

On December 28, 2011, the Company purchased $85.0 million of T-Bills through Jefferies. The T-Bills were purchased using $9.0 million in funds drawn on the Credit Facility and the proceeds from a $76.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%. On January 5, 2012, when the T-Bills matured, the Company repaid the $76.0 million loan from Jefferies, and on January 6, 2012, the Company repaid the $9.0 million drawn on the Credit Facility for the transaction.

Distributions

On January 10, 2012, the Board of Directors declared the following monthly distributions to stockholders:

Record Date	Payment Date	Distribution per Share
January 23, 2012	January 31, 2012	$0.05
February 21, 2012	February 29, 2012	0.05
March 22, 2012	March 30, 2012	0.05

Total for the Quarter:		$0.15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except share and per share data and as otherwise indicated).

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

Business Environment

While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of capital. Many of our portfolio companies, as well as those that we evaluate for possible investment, are impacted by these economic conditions, and if these conditions continue to persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. While these conditions are challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing subordinated debt with equity enhancement features and direct equity in support of management and sponsor-led buyouts of small and medium-sized companies. These new investment opportunities have translated into six new proprietary deals over the past five quarters, in which we invested an aggregate of $114.0 million.

The increased investing opportunities in the marketplace have also presented opportunities for us to achieve realized gains and other income. We achieved a significant amount of liquidity and realized gains with the sales of A. Stucki Holding Corp. (“A. Stucki”) and Chase II Holding Corp. (“Chase”) in June and December 2010, respectively, and the recapitalization of Cavert II Holding Corporation (“Cavert”) in April 2011. The sale of our equity in A. Stucki resulted in net cash proceeds to us of $21.5 million and a realized gain of $17.0 million. In addition, we received $30.6 million in repayment of our principal, accrued interest and success fees on the loans to A. Stucki. The net cash proceeds to us from the sale of our equity in Chase were $13.3 million, resulting in a realized gain of $6.3 million. In connection with the equity sale, we accrued and received cash dividend proceeds of $4.1 million from our preferred stock investment. At the same time, we received $22.9 million in repayment of our principal, accrued interest and success fees on the loans to Chase. In April 2011, we sold our common equity investment in and received partial redemption of our preferred stock, while investing new subordinated debt, in Cavert as part of a recapitalization. The gross cash proceeds we received from the sale of our common equity in Cavert were $5.6 million, resulting in a realized gain of $5.5 million. At the same time, we received $2.3 million in a partial redemption of our preferred stock, received $0.7 million in preferred dividends and invested $5.7 million in new subordinated debt of Cavert.

The A. Stucki, Chase, and Cavert transactions were our first management-supported buyout liquidity events, and each was an equity investment success, highlighting our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. We will strive to utilize the borrowing availability under our line of credit with Branch Banking and Trust Company (“BB&T”) as administrative agent and Key Equipment Finance Inc. (“Keybank”) as a committed lender (the “Credit Facility”), to make new investments to potentially increase our net investment income and generate capital gains to enhance our ability to pay dividends to our stockholders.

Due to losses realized during the fiscal year ended March 31, 2010, which occurred in connection with the Syndicated Loan Sales described below, which were available to offset future realized gains, we were not required to distribute the realized gains from the A. Stucki and Chase sales to stockholders during the fiscal year ended March 31, 2011, nor is it expected that we will be required to distribute the realized gains from the Cavert recapitalization during the fiscal year ending March 31, 2012. However, our recent successful exits have largely, but not entirely, offset prior periods’ realized losses, and should we have additional realized gains in the future, we may be required to distribute them out to our stockholders. The economic conditions in 2008 and 2009 affected the general availability of credit, and, as a result, during the quarter ended June 30, 2009, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009, to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG, which matured in April 2009. These loans, in aggregate, had a cost of approximately $104.2 million, or 29.9% of the cost of our total investments at March 31, 2009, and an aggregate fair value of approximately $69.8 million, or 22.2% of the fair value of our total investments. As a result of the settlement of the Syndicated Loan Sales and other exits, we no longer have any remaining syndicated loans as of December 31, 2011. Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). At times during the quarter ended December 31, 2011, we again fell below the required 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At December 31, 2011, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through borrowings from our Credit Facility and a short-term loan agreement. Subsequent to the December 31, 2011, measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we are currently below the 50% threshold.

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

On October 26, 2011, we entered into a fourth amended and restated credit agreement through our wholly-owned subsidiary, Gladstone Business Investment, LLC, to increase the commitment amount of the Credit Facility to $60 million. Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $175 million through the addition of other committed lenders to the facility. The Credit Facility matures on October 25, 2014 (the “Maturity Date”), and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment.

The Credit Facility limits payments on distributions to the aggregate net investment income for each of the twelve month periods ended March 31, 2012, 2013 and 2014. Other covenants included in the Credit Facility include a minimum net worth covenant of $155.0 million plus 50.0% of all equity and subordinated debt raised after October 26, 2011 and to maintain “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act. As of January 30, 2012, there was $21.0 million outstanding under the Credit Facility, and $35.7 million was available for borrowing due to certain limitations on our borrowing base.

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

Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On January 30, 2012, the closing market price of our common stock was $7.95, which represented a 17.0% discount to our December 31, 2011, net asset value (“NAV”) per share of $9.58. When our stock trades below NAV, as it has consistently since September 30, 2008, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 4, 2011, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect until our 2012 annual stockholders meeting, at which time we may ask our stockholders to vote in favor of this proposal for another year.

The continued unsteady economic recovery may also continue to cause the value of the collateral securing some of our loans to fluctuate, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would cause an acceleration of our repayment obligations under our Credit Facility. As of January 30, 2012, we were in compliance with all of our Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, the general stabilization of our portfolio valuations over the past two years and increased investing opportunities that we see in our target markets, as demonstrated by our six new investments totaling $114.0 million, we are cautiously optimistic about the long-term prospects for the U.S. economy and have shifted our near-term strategy to include making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. Despite the liquidity that we were able to generate with the A. Stucki, Chase and Cavert transactions and the increased commitment on our Credit Facility, a significant amount of this liquidity has been used in our six new investments over the past five quarters totaling $114.0 million. Future investment activity may be dependent on our access to capital, which may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.

Investment Highlights

During the three months ended December 31, 2011, we disbursed $18.5 million in new debt and equity investments and extended $0.4 million of investments to existing portfolio companies through revolver draws or additions to term notes. Since our initial public offering in June 2005 through December 31, 2011, we have made 169 investments in 95 companies for a total of $711.5 million, before giving effect to principal repayments on investments and divestitures.

Recent Developments

Portfolio Activity

During the nine months ended December 31, 2011, the following significant transactions occurred:

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

•

In August 2011, we invested $28.1 million in a new Control investment, SOG Specialty Knives and Tools, LLC (“SOG”), consisting of senior debt and preferred equity. SOG, headquartered in Lynnwood, Washington, designs and produces specialty knives and tools for the hunting/outdoors, military/law enforcement and industrial markets.

•

In September 2011, we invested $13.8 million in a new Control investment, SBS Industries, Inc. (“SBS”), consisting of senior debt and preferred and common equity. SBS, headquartered in Tulsa, Oklahoma, is a manufacturer and value-added distributor of special fasteners and threaded screw products.

•

In October 2011, we received full repayment of our senior subordinated term loan to Quench Holdings Corp. (“Quench”), resulting in gross proceeds of $8.0 million. We still hold preferred and common equity in Quench.

•

In November 2011, we sold Neville Limited (“Neville”) for gross proceeds of approximately $0.3 million, recognizing a realized loss of $0.3 million on the sale. Neville was property we received in connection with the A. Stucki sale in June 2010.

•

In December 2011, we restructured our investment in CCE, converting $4.0 million of senior subordinated debt into preferred shares in a non-cash transaction. We also received additional preferred shares as consideration for past-due interest and other receivables owed from CCE.

•	In December 2011, we received full repayment of our senior notes to American Greetings Corporation (“AMG”), resulting in gross proceeds of $3.0 million.

•

In December 2011, we invested $19.6 million in a new Affiliate investment, Channel Technologies Group, LLC (“Channel Technologies”), consisting of senior debt and preferred and common equity. Channel Technologies, headquartered in Santa Barbara, California, designs and manufactures products used in military, commercial and medical applications.

Renewal of Credit Facility

On October 26, 2011, we entered into a fourth amended and restated credit agreement through Business Investment to increase the commitment amount of our revolving line of credit to $60 million. The Credit Facility was arranged by BB&T as administrative agent, with Keybank also joining the Credit Facility as a committed lender. Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $175 million through the addition of other committed lenders to the facility. The Credit Facility matures on October 25, 2014, and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment.

Short-Term Loan

Similar to previous quarter-ends, to maintain our RIC status, on December 28, 2011, we purchased $85.0 million short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”). The T-Bills were purchased using $9.0 million in funds drawn on the Credit Facility and the proceeds from a $76.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%. On January 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies, and on January 6, 2012, we repaid the $9.0 million drawn on the Credit Facility for the transaction.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2011, to the Three Months Ended December 31, 2010

	Three Months Ended December 31,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$5,085	$3,925	$1,160	29.6%
Other income	84	6,812	(6,728)	(98.8)

Total investment income	5,169	10,737	(5,568)	(51.9)

EXPENSES
Loan servicing and base management fees	1,140	977	163	16.7
Incentive fee	—	1,898	(1,898)	NM
Administration fee	182	142	40	28.2
Interest expense	185	135	50	37.0
Amortization of deferred financing fees	106	116	(10)	(8.6)
Other	459	328	131	39.9

Expenses before credits from Adviser	2,072	3,596	(1,524)	(42.4)
Credits to fees	(345)	(450)	105	(23.3)

Total expenses net of credits to fee	1,727	3,146	(1,419)	(45.1)

NET INVESTMENT INCOME	3,442	7,591	(4,149)	(54.7)

REALIZED AND UNREALIZED GAIN ON:
Net realized (loss) gain on investments	(105)	6,514	(6,619)	NM
Net unrealized appreciation on investments	1,769	1,026	743	72.4
Net unrealized appreciation on other	389	4	385	9,625.0

Net gain on investments and other	2,053	7,544	(5,491)	(72.8)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,495	$15,135	$(9,640)	(63.7)

NM = Not Meaningful

Investment Income

Total investment income decreased by 51.9% for the three months ended December 31, 2011, as compared to the prior year period. This decrease was due primarily to success fee and dividend income resulting from our exit of Chase during the three months ended December 31, 2010, partially offset by a larger interest-bearing portfolio and increased yield during the three months ended December 31, 2011.

Interest income from our investments in debt securities increased 29.6% for the three months ended December 31, 2011, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2011, was approximately $161.4 million, compared to $135.2 million for the prior year period, primarily due to the new investments in Venyu, Precision, Mitchell, SOG, SBS and Channel Technologies, partially offset by the exit from Chase and the restructurings of Galaxy and Country Club Enterprises, LLC (“CCE”). At December 31, 2011, two loans, ASH Holdings Corp. (“ASH”) and CCE, were on non-accrual, with an aggregate weighted average principal balance of $14.8 million. At December 31, 2010, one loan, ASH, was on non-accrual, with a weighted average principal balance of $8.6 million.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the three months ended December 31, 2011, was 12.5%, compared to 11.5% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the three months ended December 31, 2011, resulted primarily from the exits of lower interest-bearing debt investments, such as Quench, AMG and Chase, and the addition of higher-yielding debt investments in Venyu, Precision, Mitchell, SOG, SBS and Channel Technologies, which, in the aggregate, had a weighted average interest rate of 13.2% as of December 31, 2011.

The following table lists the investment income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2011		Three Months Ended December 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$28,543	12.6%	$670	13.0%
Acme Cryogenics, Inc.	26,662	11.7	426	8.2
Venyu Solutions, Inc.	24,654	10.9	631	12.2
Channel Technologies Group, LLC(A)	18,549	8.2	15	0.3
Mitchell Rubber Products, Inc.	17,700	7.8	450	8.7

Subtotal—five largest investments	116,108	51.2	2,192	42.4
Other portfolio companies	110,663	48.8	2,977	57.6

Total investment portfolio	$226,771	100.0%	$5,169	100.0%

	As of December 31, 2010		Three Months Ended December 31, 2010
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Chase II Holding Corp.(B)	$—	—%	$6,902	64.3%
Venyu Solutions, Inc.	25,000	16.5	439	4.1
Acme Cryogenics, Inc.	19,028	12.6	439	4.1
Cavert II Holding Corp.	17,580	11.6	223	2.0
Danco Acquisition Corp.	13,224	8.8	398	3.7

Subtotal—five largest investments	74,832	49.5	8,401	78.2
Other portfolio companies	76,278	50.5	2,336	21.8

Total investment portfolio	$151,110	100.0%	$10,737	100.0%

(A)	We invested in Channel on December 28, 2011.
(B)	We sold Chase on December 29, 2010.

Other income decreased 98.8% from the prior year period, primarily due to our sale of Chase in December 2010, which resulted in us recording an aggregate of $6.3 million in other income. No success fee or dividend income was recorded during the quarter ended December 31, 2011.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased 42.4% for the three months ended December 31, 2011, primarily due to a decrease in the incentive fee expense, as compared to the prior year period.

The aggregate of loan servicing and base management fees increased for the three months ended December 31, 2011, as compared to the prior year period, which is reflective of the increased size of our loan portfolio over the respective periods. The decrease in the credits we receive from our Adviser was a result of fewer fees being paid to our Adviser from our portfolio companies during the three months ended December 31, 2011, due to fees earned related to the closings of Venyu and Precision during the prior year period, partially offset by fees earned related to the closing of our investment in Channel Technologies during the three months ended December 31, 2011. The Adviser did not earn an incentive fee during the three months ended December 31, 2011; however, a credit was recorded in the current quarter relating to the incentive fee paid during the three months ended June 30, 2010, as explained in the table below. The incentive fee earned by our Adviser during the three months ended December 31, 2010, was primarily due to Other income recorded in connection with the Chase sale. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2011	2010
Average total assets subject to base management fee(A)	$228,000	$195,400
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Gross base management fee	1,140	977

Reduction for loan servicing fees(B)	(811)	(634)

Base management fee(B)	$329	$343

Credits to base management fee from Adviser:
Credit for fees received by Adviser from the portfolio companies	$(291)	$(450)

Credit to base management fee from Adviser	(291)	(450)

Net base management fee	$38	$(107)

Gross incentive fee(B)	$—	$1,898
Credit from waiver issued by Adviser’s board of directors(C)	(54)	—

Net incentive fee	$(54)	$1,898

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	$(291)	$(450)
Incentive fee credit	(54)	—

Credit to fees from Adviser(B)	$(345)	$(450)

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
(C)

The credit to the incentive fee for the three months ended December 31, 2011, is due to a payment of the incentive fee during the three months ended June 30, 2010, in relation to the dividend income recognized based on a best-efforts valuation of Neville, the property received in connection with the A. Stucki sale in June 2010. This property was sold during November 2011 in an orderly transaction, resulting in an exit at a lower amount than the dividend recognized during the three months ended June 30, 2010. The Adviser determined to retroactively apply the exit value to the incentive fee calculation for the three months ended June 30, 2010, resulting in an additional credit of $54, which was recorded during the three months ended December 31, 2011.

Interest expense increased 37.0% for the three months ended December 31, 2011, as compared to the prior year period, due to increased borrowings under the Credit Facility. The weighted average balance outstanding on our Credit Facility during the quarter ended December 31, 2011, was $7.6 million, as compared to $0.3 million in the prior year period. The effective interest rate charged on our borrowings during the three months ended December 31, 2011, excluding the impact of deferred financing fees, was 9.2%. This figure is not meaningful for the three months ended December 31, 2010, as we had minimal borrowings outstanding under the Credit Facility during the period.

Other expenses increased 39.9% for the three months ended December 31, 2011, as compared to the prior year period, primarily due to increases in stockholder-related costs and bad debt expense. Because we did not raise equity capital over a specified period of time, we were required to write off certain deferred offering costs in connection with our registration statement during the three months ended December 31, 2011. The increase in bad debt expense is in connection with CCE, which we placed on non-accrual during the three months ended September 30, 2011.

Realized and Unrealized Gains and Losses on Investments

Realized (Loss) Gain

During the three months ended December 31, 2011, we sold Neville, the property received in connection with our sale of A. Stucki in June 2010, for total proceeds of $0.3 million, which resulted in a realized loss of $0.3 million, partially offset by a net post-closing adjustment gain of $0.2 million to the A. Stucki sale. During the three months ended December 31, 2010, we recorded a realized gain of $6.9 million in connection with the exit of Chase in December 2010, partially offset by a post-closing adjustment loss of $0.3 million to the A. Stucki sale.

Unrealized Appreciation and Depreciation

Net unrealized appreciation (depreciation) of investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously-recorded unrealized appreciation or depreciation when gains and losses are actually realized. During the three months ended December 31, 2011, we recorded net unrealized appreciation on investments in the aggregate amount of $1.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2011 was as follows:

		Three Months Ended December 31, 2011
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Tread Corp.	Control	$—	$3,121	$—	$3,121
SBS Industries, LLC	Control	—	2,110	—	2,110
Mitchell Rubber Products, Inc.	Control	—	1,082	—	1,082
Precision Southeast, Inc.	Control	—	603	—	603
Mathey Investments, Inc.	Control	—	413	—	413
SOG Specialty Knives K&T, LLC	Control	—	395	—	395
Acme Cryogenics, Inc.	Control	—	358	—	358
Quench Holdings Corp.	Affiliate	—	327	—	327
A. Stucki Holding Corp.	Control	164	—	—	164
Neville Limited	Control	(269)	—	61	(208)
Danco Acquisition Corp.	Affiliate	—	(485)	—	(485)
Venyu Solutions, Inc.	Control	—	(651)	—	(651)
Country Club Enterprises, LLC	Control	—	(1,600)	—	(1,600)
Noble Logistics, Inc.	Affiliate	—	(1,627)	—	(1,627)
Galaxy Tool Holding Corp.	Control	—	(2,459)	—	(2,459)
Other, net (<$100 Net)	Various	—	91	30	121

Total		$(105)	$1,678	$91	$1,664

The primary changes in our net unrealized appreciation for the three months ended December 31, 2011, were notable appreciation of our equity investments in Tread Corp. (“Tread”), SBS, and Mitchell, which were primarily due to increased performance. This appreciation was partially offset by increased depreciation in Galaxy Tool Holding Corp. (“Galaxy”) and Noble Logistics, Inc. (“Noble”), primarily due to decreased performance, as well as a full markdown in fair value on CCE, which had a fair value of $0 as of December 31, 2011, primarily due to decreased performance. Excluding the impact of the aforementioned portfolio companies, the net unrealized appreciation of $1.1 million recognized on our portfolio investments was primarily due to an increase in certain comparable multiples used to estimate the fair value of our investments, partially offset by decreases in the performance of some of our portfolio companies.

During the quarter ended December 31, 2010, we recorded net unrealized appreciation of investments in the aggregate amount of $1.0 million. The unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2010 was as follows:

		Three Months Ended December 31, 2010
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	Control	$—	$3,933	$—	$3,933
Chase II Holding Corp.	Control	6,857	—	(4,444)	2,413
Noble Logistics, Inc.	Affiliate	—	2,147	—	2,147
Galaxy Tool Holding Corp.	Control	—	2,011	—	2,011
Quench Holdings Corp.	Affiliate	—	435	—	435
Country Club Enterprises, LLC	Control	—	(105)	—	(105)
Danco Acquisition Corp.	Affiliate	—	(209)	—	(209)
A.Stucki Holding Corp.	Control	(343)	—	—	(343)
Cavert II Holding Corp.	Control	—	(488)	—	(488)
ASH Holdings Corp.	Control	—	(2,321)		(2,321)
Other, net (<$100 Net)	Various	—	67	—	67

Total		$6,514	$5,470	$(4,444)	$7,540

The primary drivers in our net unrealized appreciation for the quarter ended December 31, 2010 were notable appreciations in the equity of Acme Cryogenics, Inc. (“Acme”), Noble and Galaxy, largely offset by the reversal of previously-recorded unrealized appreciation on our sale of Chase, as well as a full markdown in fair value on ASH, which had a fair value of $0 as of December 31, 2010. Excluding reversals, the unrealized appreciation of $5.5 million recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $1.0 million and $0.8 million of net unrealized appreciation on our debt positions and equity holdings, respectively, for the three months ended December 31, 2011. At December 31, 2011, the fair value of our investment portfolio was less than our cost basis by $36.9 million, as compared to $38.7 million at September 30, 2011, representing net unrealized appreciation of $1.8 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due primarily to the general instability of the loan markets and lingering effects of the recent recession on the performances of certain of our portfolio companies. While valuations have generally stabilized over the past two years, our entire portfolio was fair valued at 86.0% of cost as of December 31, 2011. The cumulative net unrealized depreciation of our investments does not have a direct impact on our current ability to pay distributions to stockholders; however, it may be an indication of possible future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Appreciation on Other

Net unrealized depreciation on other is the net aggregate change in the fair value of our line of credit borrowings and our interest rate cap agreements during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. We elected to apply ASC 825, “Financial Instruments,” which requires us to apply a fair value methodology to the Credit Facility. Generally, we will estimate the fair value of its Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, credit party risk, current market yield and interest rate spreads of similar securities as of the measurement date. However, as the renewal of the Credit Facility occurred during the three months ended December 31, 2011, cost was determined to approximate fair value, and the unrealized depreciation of $0.4 million due to the increase in fair value of our line of credit borrowings recorded during the quarter ended June 30, 2011, was reversed during the quarter ended December 31, 2011. For the three months ended December 31, 2010, we recorded a minimal amount of unrealized appreciation due to the increase in fair value of our interest rate cap agreements.

Net Increase in Net Assets Resulting from Operations

For the three months ended December 31, 2011, we recorded a net increase in net assets resulting from operations of $5.5 million as a result of the factors discussed above. For the three months ended December 31, 2010, we recorded a net increase in net assets resulting from operations of $15.1 million. Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the three months ended December 31, 2011 and 2010 was $0.25 and $0.69, respectively.

Comparison of the Nine Months Ended December 31, 2011, to the Nine Months Ended December 31, 2010

	Nine Months Ended December 31,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$14,188	$11,928	$2,260	18.9%
Other income	1,278	10,358	(9,080)	(87.7)

Total investment income	15,466	22,286	(6,820)	(30.6)

EXPENSES
Loan servicing and base management fees	3,212	2,970	242	8.1
Incentive fee	19	2,949	(2,930)	(99.4)
Administration fee	468	582	(114)	(19.6)
Interest expense	550	558	(8)	(1.4)
Amortization of deferred financing fees	321	383	(62)	(16.2)
Other	1,715	1,236	479	38.8

Expenses before credits from Adviser	6,285	8,678	(2,393)	(27.6)
Credits to fees	(1,071)	(630)	(441)	70.0

Total expenses net of credits to fee	5,214	8,048	(2,834)	(35.2)

NET INVESTMENT INCOME	10,252	14,238	(3,986)	(28.0)

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain on sale of investments	5,091	23,489	(18,398)	(78.3)
Net realized loss on other	(40)	—	(40)	NM
Net unrealized appreciation (depreciation) on investments	7,053	(24,063)	31,116	NM
Net unrealized appreciation (depreciation) on other	21	(21)	42	NM

Net gain (loss) on investments and other	12,125	(595)	12,720	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$22,377	$13,643	$8,734	64.0%

NM = Not Meaningful

Investment Income

Total investment income decreased by 30.6% for the nine months ended December 31, 2011, as compared to the prior year period. This decrease was primarily due to a significant amount of Other income, including success fee and dividend income, that we recorded in the prior year period as part of the A. Stucki and Chase exits in June and December 2010, respectively, partially offset by holding higher-yielding debt investments in our portfolio during the current period.

Interest income from our investments in debt securities increased 18.9% for the nine months ended December 31, 2011, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2011, was approximately $153.8 million, compared to approximately $141.1 million for the prior year period. This increase was due primarily to new investments in Venyu, Precision, Mitchell, SOG, SBS and Channel Technologies, partially offset by the exits from A. Stucki and Chase and the restructurings of Galaxy and CCE. At December 31, 2011, two loans, ASH and CCE, were on non-accrual, with an aggregate weighted average principal balance of $14.2 million during the nine months ended December 31, 2011. CCE was put on non-accrual during the three months ended September 30, 2011. At December 31, 2010, one loan, ASH, was on non-accrual, with a weighted average principal balance of $8.0 million during the nine months ended December 31, 2010.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the nine months ended December 31, 2011, was 12.3%, compared to 11.2% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the nine months ended December 31, 2011, is a result of the exits of lower interest-bearing debt investments, such as A. Stucki, Chase, Quench and AMG, and the addition of higher-yielding debt investments in Venyu, Precision, Mitchell, SOG, SBS and Channel Technologies, which, in the aggregate, had a weighted average interest rate of 13.2% as of December 31, 2011.

The following table lists the investment income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2011		Nine Months Ended December 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$28,543	12.6%	$1,063	6.8%
Acme Cryogenics, Inc.	26,662	11.7	1,283	8.3
Venyu Solutions, Inc.	24,654	10.9	1,885	12.2
Channel Technologies Group, LLC (A)	18,549	8.2	15	0.1
Mitchell Rubber Products, Inc.	17,700	7.8	1,312	8.5

Subtotal—five largest investments	116,108	51.2	5,558	35.9
Other portfolio companies	110,663	48.8	9,908	64.1

Total investment portfolio	$226,771	100.0%	$15,466	100.0%

	As of December 31, 2010		Nine Months Ended December 31, 2010
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Chase II Holding Corp.(B)	$—	—%	$8,093	36.3%
A. Stucki Holding Corp.(C)	—	—	3,317	14.9
Venyu Solutions, Inc.	25,000	16.6	439	2.0
Acme Cryogenics, Inc.	19,028	12.6	1,307	5.9
Cavert II Holding Corp.	17,580	11.6	1,457	6.5

Subtotal—five largest investments	61,608	40.8	14,613	65.6
Other portfolio companies	89,502	59.2	7,673	34.4

Total investment portfolio	$151,110	100.0%	$22,286	100.0%

(A)	Channel was a new investment on December 28, 2011.
(B)	Chase II Holding Corp. was sold in December 2010.
(C)	A. Stucki Holding Corp. was sold in June 2010.

Other income decreased 87.7% from the prior year period, primarily due to an aggregate of $9.1 million of Other income, including success fee and dividend income, that we recorded as a result of our exits from A. Stucki and Chase in June and December 2010, respectively, in addition to $1.2 million of success fee income from prepayments from Cavert and Mathey. This was partially offset during the current year period by $0.7 million of cash dividends received on preferred shares of Cavert, in connection with its recapitalization in April 2011, as well as an aggregate of $0.4 million of success fee income, resulting from prepayments received from Mathey and Cavert during the current year period.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased 27.6% for the nine months ended December 31, 2011, driven primarily by a decrease in incentive fees paid, as compared to the prior year period.

The aggregate of loan servicing and base management fees increased for the nine months ended December 31, 2011, as compared to the prior year period, which is reflective of the increased size of our loan portfolio over the respective periods. The increase in the credit we receive from our Adviser was a result of additional fees earned by our Adviser during the nine months ended December 31, 2011, related to the closings of our investments in Mitchell, SOG, SBS and Channel Technologies. An incentive fee of $19 was earned by the Adviser during the three months ended June 30, 2011, as net investment income for the quarter was above the hurdle rate. The incentive fee earned during the prior year period was due primarily to other income recorded in connection with the sales of A. Stucki and Chase. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to the accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2011	2010
Average total assets subject to base management fee(A)	$214,133	$198,000
Multiplied by prorated annual base management fee of 2%	1.5%	1.5%

Gross base management fee	3,212	2,970

Reduction for loan servicing fees(B)	(2,204)	(2,124)

Base management fee(B)	$1,008	$846

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$(15)
Credit for fees received by Adviser from the portfolio companies	(1,017)	(615)

Credit to base management fee from Adviser	(1,017)	(630)

Net base management fee	$(9)	$216

Gross incentive fee(B)	$19	$2,949
Credit from waiver issued by Adviser’s board of directors(C)	(54)	—

Net incentive fee	$(35)	$2,949

Total credits to fees:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$(15)
Credit for fees received by Adviser from the portfolio companies	(1,017)	(615)
Incentive fee credit	(54)	—

Credit to fees from Adviser(B)	$(1,071)	$(630)

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
(C)

The credit to the incentive fee for the three months ended December 31, 2011, is due to a payment of the incentive fee during the three months ended June 30, 2010, in relation to the dividend income recognized based on a best-efforts valuation of Neville, the property received in connection with the A. Stucki sale in June 2010. This property was sold during November 2011, resulting in an exit at a lower amount than the dividend recognized during the three months ended June 30, 2010. The Adviser determined to retroactively apply the exit value to the incentive fee calculation for the three months ended June 30, 2010, resulting in an additional credit of $54, which was recorded during the three months ended December 31, 2011.

Other expenses increased 38.8% for the nine months ended December 31, 2011, as compared to the prior year period, primarily due to increases in stockholder-related costs and bad debt expense. Because we did not raise equity capital over a specified period of time, we were required to write off certain deferred offering costs in connection with our registration statement during the current period. The increase in bad debt expense was in connection with CCE, which we placed on non-accrual during the three months ended September 30, 2011.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

In April 2011, we recapitalized our investment in Cavert, receiving $8.5 million in proceeds and realizing a gain of $5.5 million. In November 2011, we sold Neville, the property we received as a dividend from A. Stucki in June 2010, for total proceeds of $0.3 million, which resulted in a realized loss of $0.3 million. During the nine months ended December 31, 2011, we also received full repayment of our syndicated loans to Fifth Third Processing Solutions, LLC and Survey Sampling, LLC, for aggregate proceeds of $2.8 million and a minimal realized gain. Additionally, we recorded post-closing adjustments related to the A. Stucki exit in June 2010 and the Chase exit in December 2010, which we realized as a net loss of $0.2 million during the nine months ended December 31, 2011. During the nine months ended December 31, 2010, we exited two proprietary investments, A. Stucki and Chase, for total proceeds of $92.5 million and recorded an aggregate realized gain of $23.5 million.

Unrealized Appreciation and Depreciation

During the nine months ended December 31, 2011, we recorded net unrealized appreciation on investments in the aggregate amount of $7.1 million, which included the reversal of $6.0 million in aggregate unrealized appreciation, primarily related to the Cavert recapitalization. Excluding reversals, we had $13.1 million in net unrealized appreciation for the nine months ended December 31, 2011.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2011 were as follows:

		Nine Months Ended December 31, 2011
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	Control	$—	$7,171	$—	$7,171
Tread Corp.	Control	—	6,760	—	6,760
SBS, Industries, LLC	Control	—	2,110	—	2,110
Quench Holdings Corp.	Affiliate	—	1,888	—	1,888
Mitchell Rubber Products, Inc.	Control	—	1,322	—	1,322
Galaxy Tool Holding Corp.	Control	—	1,008	—	1,008
Survey Sampling, LLC	Non-Control/Non-Affiliate	(1)	808	1	808
Mathey Investments, Inc.	Control	—	471	—	471
A. Stucki Holding Corp.	Control	412	—	—	412
Noble Logistics	Affiliate	—	306	95	401
SOG Specialty K&T Knives	Control	—	395	—	395
B-Dry, LLC	Non-Control/Non-Affiliate	—	(112)	—	(112)
Neville Limited	Control	(269)	15	61	(193)
Venyu Solutions, Inc.	Control	—	(358)	—	(358)
ASH Holdings Corp.	Control	—	(375)	—	(375)
Cavert II Holding Corp.	Affiliate	5,507	243	(6,194)	(444)
Chase II Holding Corp.	Control	(563)	—	—	(563)
Danco Acquisition Corp.	Affiliate	—	(1,057)	—	(1,057)
Country Club Enterprises, LLC	Control	—	(7,560)	—	(7,560)
Other, net (<$100 Net)	Various	5	39	16	60

Total		$5,091	$13,074	$(6,021)	$12,144

The primary changes in our net unrealized appreciation for the nine months ended December 31, 2011, were notable appreciation in our equity investments in Acme, Tread, SBS, Mitchell and Galaxy, primarily due to both increased performance and an increase in multiples, and appreciation of our debt investment to Quench, which was paid off at par during the three months ended December 31, 2011. This appreciation was partially offset by increased depreciation in Danco Acquisition Corp. (“Danco”) and CCE, which was placed on non-accrual during the three months ended September 30, 2011, for decreased performance and being past-due on its obligations to us, as well as the reversal of previously-recorded unrealized appreciation on the Cavert recapitalization. Excluding the impact of the aforementioned portfolio companies, the net unrealized appreciation of $1.4 million recognized on our investments was primarily due to an increase in certain comparable multiples used to estimate the fair value of our investments, partially offset by decreases in the performance of some of our portfolio companies.

During the nine months ended December 31, 2010, we had net unrealized depreciation of investments in the aggregate amount of $24.1 million, which included the reversal of $21.9 million in unrealized appreciation related to the A. Stucki and Chase sales. Excluding reversals, we had $2.2 million in net unrealized depreciation for the nine months ended December 31, 2010. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2010 were as follows:

		Nine Months Ended December 31, 2010
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Chase II Holding Corp.	Control	$6,857	$3,753	$(4,444)	$6,166
Acme Cryogenics, Inc.	Control	—	5,028	—	5,028
Noble Logistics, Inc.	Affiliate	—	2,986	—	2,986
Cavert II Holding Corp.	Control	—	1,774	—	1,774
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	500	—	500
Quench Holdings Corp.	Affiliate	—	176	—	176
Tread Corp.	Control	—	(103)	—	(103)
Country Club Enterprises, LLC	Control	—	(149)		(149)
A. Stucki Corp.	Control	16,614	—	(17,405)	(791)
ASH Holdings Corp.	Control	—	(3,005)	—	(3,005)
Galaxy Tool Holding Corp.	Control	—	(13,238)	—	(13,238)
Other, net (<$100 Net)	Various	18	83	(19)	82

Total		$23,489	$(2,195)	$(21,868)	$(574)

The primary changes in our net unrealized depreciation for the nine months ended December 31, 2010 were the reversal of previously-recorded unrealized appreciation on the A. Stucki and Chase sales, the unrealized depreciation recorded on Galaxy, which underwent a restructuring that resulted in the conversion of $12.1 million of debt at fair value as of June 30, 2010 into preferred and common equity, and a full markdown in fair value of ASH, which had a fair value of $0 as of December 31, 2010. Noteworthy appreciation was experienced in our equity holdings of Acme, Noble, and Cavert, as well as in our debt position in Survey Sampling, LLC. Excluding the impact of Galaxy, A. Stucki and Chase, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $2.3 million of net unrealized depreciation and $9.4 million of net unrealized appreciation on our debt positions and equity holdings, respectively, for the nine months ended December 31, 2011. At December 31, 2011, the fair value of our investment portfolio was less than our cost basis by approximately $36.9 million, as compared to $44.0 million at March 31, 2011, representing net unrealized appreciation of approximately $7.1 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value, primarily due to the general instability of the loan markets and lingering effects of the recent recession on the performance of certain of our portfolio companies. Even though valuations have generally stabilized over the past year, our entire portfolio was fair valued at 86.0% of cost as of December 31, 2011. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Gain and Loss on Other

Realized Loss

For the nine months ended December 31, 2011, we recorded a net realized loss of $40 due to the expiration of one of our interest rate cap agreements. There were no non-investment realized gains or losses during the nine months ended December 31, 2010.

Unrealized Appreciation and Depreciation

For the nine months ended December 31, 2011, we recorded a minimal amount of unrealized appreciation due to the reversal of previously-recorded unrealized depreciation on an interest rate cap upon its expiration and the resulting realized loss. For the nine months ended December 31, 2011, we recorded a minimal amount of unrealized depreciation due to the decrease in fair value of our interest rate cap agreements.

Net Increase in Net Assets Resulting from Operations

For the nine months ended December 31, 2011 and 2010, we recorded a net increase in net assets resulting from operations of $22.4 million and $13.6 million, respectively, as a result of the factors discussed above. Our net increase in net assets resulting from operations per basic and diluted weighted average common share for the nine months ended December 31, 2011 and 2010 was $1.01 and $0.62, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2011, was approximately $48.9 million, as compared to net cash provided by operating activities of $28.4 million during the nine months ended December 31, 2010. This decrease in cash from operating activities was primarily due to the increase in cash disbursed during the nine months ended December 31, 2011, for the investments in four new portfolio companies, as well as a decrease in the amount of principal repayments received from portfolio companies and proceeds from sales. Partially offsetting this decrease was cash received from the custodian after December 31, 2010, a result of the Chase exit in December 2010.

At December 31, 2011, we had investments in equity of, loans to or syndicated participations in 17 private companies with an aggregate cost basis of approximately $263.6 million. At December 31, 2010, we had investments in equity of, loans to or syndicated participations in 17 private companies with an aggregate cost basis of approximately $195.9 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
	2011	2010
Beginning investment portfolio, at fair value	$153,285	$206,858
New investments	76,895	35,814
Disbursements to existing portfolio companies	9,432	5,287
Scheduled principal repayments	(820)	(2,506)
Unscheduled principal repayments	(16,133)	(59,037)
Amortization of premiums and discounts	—	(6)
Proceeds from sales	(8,032)	(35,010)
Net realized gain	5,091	23,489
Net unrealized appreciation (depreciation)	13,074	(2,195)
Reversal of net unrealized appreciation	(6,021)	(21,868)
Other cash activity, net	—	(231)
Other non-cash activity, net	—	515

Ending investment portfolio, at fair value	$226,771	$151,110

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2011.

		Amount
For the remaining three months ending March 31:	2012	$776
For the fiscal year ending March 31:	2013	31,602
	2014	29,772
	2015	32,886
	2016	26,775
	Thereafter	66,585

	Total contractual repayments	$188,396
	Investments in equity securities	75,459
	Adjustments to cost basis on debt securities	(231)

	Total cost basis of investments held at December 31, 2011:	$263,624

In light of the liquidity resulting from the sale of our investments in A. Stucki and Chase and the recapitalization of Cavert, the general stabilization of our portfolio valuations over the past two year and the increased investing opportunities that we see in our target markets, as demonstrated by our in six new proprietary investments over the last five quarters totaling $114.0 million, we are cautiously optimistic about our long-term investment prospects. As a result, we have shifted our investment activity from being focused primarily on retaining capital and building the value of our existing portfolio companies to a strategy that includes making new investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. Increasing new investment activity over the long run will require accessing capital markets, which continues to be challenging in these unstable economic conditions, while ensuring that we can maintain our RIC status.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2011, was approximately $54.8 million, consisting primarily of net borrowings on the short-term loan and our Credit Facility in excess of repayments by approximately $65.3 million, partially offset by $9.6 million in distributions to stockholders. Net cash used in financing activities for the nine months ended December 31, 2010 was approximately $36.1 million, which was primarily a result of net repayments on the short-term loan and our Credit Facility in excess of borrowings by approximately $27.4 million, plus $7.9 million in distributions to stockholders.

Distributions

To qualify as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid cash distributions of $0.360 per common share during the nine months ended December 31, 2010, and $0.435 per common share during the nine months ended December 31, 2011. In January 2012, our Board of Directors declared a monthly distribution of $0.050 per common share for each of January, February and March 2012. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the fiscal year ended March 31, 2011, which includes the nine months ended December 31, 2010, our distributions to stockholders of approximately $10.6 million were less than our taxable income over the same period. At year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

Equity

On July 21, 2009, we filed a registration statement (the “Registration Statement”) with the SEC that we amended on October 2, 2009 and which the SEC declared effective on October 8, 2009. We filed post-effective amendments to the Registration Statement on August 24, 2010, and November 22, 2010, which the SEC declared effective on December 23, 2010. We also filed post-effective amendments to the registration statement on June 17, 2011, and August 17, 2011, which the SEC declared effective on September 9, 2011. This Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of these securities.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. Additionally, when our common stock is trading below NAV per share, as it has consistently traded for the last two years, we will have regulatory constraints under the 1940 Act on our ability to obtain additional capital in this manner. On December 30, 2011, our stock closed trading at $7.27, representing a 24.1% discount to our NAV of $9.58 per share. Generally, the 1940 Act provides that we may not issue stock for a price below NAV per share without first obtaining the approval of our stockholders and our independent directors or through a rights offering.

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

Revolving Credit Facility

On April 14, 2009, we entered into the Credit Facility, providing for a $50.0 million revolving line of credit arranged by BB&T as administrative agent. Keybank also joined the Credit Facility as a committed lender.

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

On October 26, 2011, we entered into a fourth amended and restated credit agreement through Business Investment to increase the commitment amount of our Credit Facility to $60 million. Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $175 million through the addition of other committed lenders to the facility. The Credit Facility matures on October 25, 2014, and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment. As of December 31, 2011, we had borrowings of $29.3 million outstanding with approximately $28.4 million of availability under the Credit Facility.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011, 2012, 2013 and 2014. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of January 30, 2012, we were in compliance with all covenants.

During May 2009, we entered into a new interest rate cap agreement for a notional amount of $45.0 million that effectively limited the interest rate on a portion of the borrowings under the Credit Facility. During the three months ended June 30, 2011, we recorded a realized loss of $40 upon the expiration of this agreement in May 2011.

In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.

In December 2011, we entered into a forward interest rate cap agreement, effective May 2012 and expiring in October 2013, for a notional amount of $50.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of $29 in conjunction with this agreement.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. BB&T is also the trustee of the account, generally remits the collected funds to us once a month. At January 30, 2012, the amount due from the custodian was approximately $0.8 million.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of January 30, 2012, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants, however, depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is partially subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. Our entire portfolio was fair valued at 86.0% of cost as of December 31, 2011. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.

The Credit Facility matures on October 25, 2014, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on or before October 25, 2015. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by then current economic conditions affecting the credit markets. If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders. Our inability to pay distributions could result in our failure to qualify to be taxed as a RIC. Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, such as those recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ended June 30, 2009. Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Short-Term Note

For each quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold, primarily through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, at quarter-end, on December 28, 2011, we purchased $85.0 million of T-Bills through Jefferies. The T-Bills were purchased using $9.0 million in funds drawn on the Credit Facility and the proceeds from a $76.0 million short-term loan from Jefferies, with an effective annual interest rate of approximately 0.65%. On January 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies, and on January 6, 2012, we repaid the $9.0 million drawn on the Credit Facility for the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2011, we were not a party to any signed term sheets for potential investments. However, we have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of December 31, 2011 and March 31, 2011 to be minimal.

In addition to the lines of credit with our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies. As of December 31, 2011, we have not been required to make any payments on any of the guaranties and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820 provides a consistent definition of fair value that focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 —inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 —inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 —inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect the assumptions that market participants would use when pricing the asset or liability and can include our own assumptions, based upon the best available information.

As of December 31, 2011 and March 31, 2011, all of our investments were valued using Level 3 inputs. See Note 3—Investments in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific third-party appraisals are obtained, we would use estimates of value provided by such appraisals and our own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities, as of the measurement date, to value our investments.

In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio.

The Policy, which is summarized below, applies to the following categories of securities:

•	Publicly traded securities;

•	Securities for which a limited market exists; and

•	Securities for which no market exists.

Valuation Methods:

Publicly traded securities: We determine the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price (which are non-binding). In valuing these assets, we assess trading activity in an asset class, evaluate variances in prices and other market insights to determine if any available quote prices are reliable. If we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if a firm bid price is unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

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

As of March 31, 2011, we determined that the indicative bid prices were reliable indicators of fair value for our syndicate investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820. As of December 31, 2011, we had no syndicated investments.

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities, are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on our accompanying Condensed Consolidated Schedule of Investments.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the Portfolio Company, or issuer, utilizing a liquidity waterfall approach under ASC 820. For Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security, both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. In accordance with ASC 820, we apply the in-use premise of value, which assumes the debt and equity securities are sold together. Under this liquidity waterfall approach, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, we may gather and analyze industry statistics and use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once we have estimated the TEV of the issuer, we subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities (which include the debt securities) have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity like securities. If, in our Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, our Adviser may recommend that we use a valuation by SPSE, or if that is unavailable, a DCF valuation technique.

(3)

Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820, we determine the fair value of these debt securities of non-control investments assuming the sale of an individual debt security using the in-exchange premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments that we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity using the in-exchange premise of value based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in absence of other observable market data, our own assumptions.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arms-length transaction in the security’s principal market.

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

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB or Baa2 from an NRSRO, however, no assurance can be given that a >10 on our scale is equal to a BBB or Baa2 on an NRSRO scale.

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

(a)

The default rates set forth are for a 10-year term debt security. If a debt security is less than 10 years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of December 31, 2011, two control investments, CCE and ASH, were on non-accrual with an aggregate fair value of $0. At March 31, 2011, one Control investment, ASH, was on non-accrual with a fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of December 31 and March 31, 2011, representing approximately 100.0% and 95.8%, respectively, of all loans in our portfolio at fair value at the end of each period:

Rating	As of December 31, 2011	As of March 31, 2011
Highest	7.0	9.0
Average	5.0	5.6
Weighted Average	5.3	5.9
Lowest	2.0	3.0

As of December 31, 2011, we did not have any non-proprietary loans in our investment portfolio. At March 31, 2011, the risk rating for our syndicated loan that was not rated by an NRSRO, Survey Sampling, was 7.0, representing approximately 1.2% of all loans in our portfolio at fair value at the end of the period. Survey Sampling was repaid at par in July 2011. For loans that are currently rated by an NRSRO, we risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. As of March 31, 2011, the weighted average risk ratings for all loans in our portfolio that were rated by an NRSRO were BB+/Ba2, representing approximately 3.0% of all loans in our portfolio at fair value at March 31, 2011. Our last remaining non-proprietary loan rated by an NRSRO, American Greetings Corporation, was repaid at a premium in December 2011.

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. For more information regarding the requirements we must meet as a RIC, see “—Business Environment.” Under the annual distribution requirements, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. Our practice has been to pay out as distributions up to 100% of that amount.

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. However, we did incur an excise tax of $41 and $24 for the calendar years ended December 31, 2011 and 2010, respectively. Under the RIC Modernization Act (the “RIC Act”), we will be permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under previous regulation.

We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount was and will continue to be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs and for the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At December 31, 2011, ASH and CCE were on non-accrual. The non-accrual loans had an aggregate cost basis of $13.7 million, or 7.3% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0. At March 31, 2011, ASH was on non-accrual with a debt cost basis of $9.3 million, or 6.7% of the cost basis of debt investments in our portfolio, and a fair value of $0.

During the three months ended December 31, 2011, we did not have any loans in our portfolio that contained a PIK provision; however, during the nine months ended December 31, 2011, we recorded PIK income of $7. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. The sole loan which had a PIK provision paid off, at par, during the quarter ended September 30, 2011. We did not record any PIK income during the nine months ended December 31, 2010.

Other Income Recognition

We record success fees upon receipt. Success fees are contractually due upon a change of control in a portfolio company and we record them in Other income in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended December 31, 2011, we recorded success fees of $0 and $0.4 million, respectively, representing prepayments received from Mathey and Cavert. During the three and nine months ended December 31, 2010, we recorded success fees of $2.7 million and $5.4 million, respectively, due to prepayments received from Mathey and Cavert and the income recognized as a result of the exits and payoffs of A. Stucki and Chase.

Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in Other Income in the accompanying Condensed Consolidated Statements of Operations. We did not record any dividend income during the quarter ended December 31, 2011; however, during the nine months ended December 31, 2011, we recorded and collected $0.7 million of accrued dividends on preferred shares in connection with the recapitalization of Cavert. During the three months ended December 31, 2010, we recorded and collected $4.0 million of accrued dividends on preferred shares of Chase. During the nine months ended December 31, 2010, we also recorded and collected $0.3 million of accrued dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale.

Recent Accounting Pronouncements

See Note 2–Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description and our application of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.

Interest rate risk is the primary risk to which we believe we are exposed. Because we borrow money to make investments, our net investment is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.

As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. We have analyzed the potential impact of changes in interest rates on interest income net of interest expense.

While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At December 31, 2011, our portfolio, at cost, consisted of the following breakdown in relation to all outstanding debt investments:

76.6%	Variable rates with a floor and no ceiling
23.4	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2011, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC on May 23, 2011.

In May 2009, we entered into an interest rate cap agreement with BB&T that effectively limited the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. The interest rate cap had a notional amount of $45.0 million at a cost of approximately $40. The interest rate cap agreement expired in May 2011, and a realized loss of $40 was recorded during the three months ended June 30, 2011.

In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, for a notional amount of $45.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of approximately $41 in conjunction with this agreement.

In December 2011, we entered into a forward interest rate cap agreement, effective May 2012 and expiring in October 2013, for a notional amount of $50.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the Credit Facility. We incurred a premium fee of $29 in conjunction with this agreement.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section in our Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (No. 333-160720) as filed with the Securities and Exchange Commission (“SEC”) on August 17, 2011 (the “Prospectus”) and in our quarterly report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 2, 2011.

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
David Watson
Chief Financial Officer

Date: February 1, 2012

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed on July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1	Fourth Amended and Restated Credit Agreement dated as of October 26, 2011 by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-51233), filed October 27, 2011.

11	Computation of Per Share Earnings (included in the notes to the unaudited Condensed Consolidated Financial Statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.