Form 10-K
period 2012-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2012-05-21
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00704

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 200 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Exchange on which Registered)
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
7.125% Series A Cumulative Term Preferred Stock, $0.001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2011, based on the closing price on that date of $6.80 on the NASDAQ Global Select Market, was $131,241,547. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,080,133 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 21, 2012.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH 31, 2012

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

ITEM 1. BUSINESS

Overview

We invest primarily in subordinated loans, mezzanine debt, preferred stock, common stock and warrants to purchase common stock of small and medium-sized companies, generally located in the United States, in connection with buyouts and other recapitalizations. When we invest in buyouts we typically do so with the management teams of the particular companies and with other buyout funds. We also sometimes invest in senior secured loans and, to a much lesser extent, senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments.

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

We seek to achieve returns through current income generated from senior, subordinated and mezzanine debt, and capital gains from the sale of preferred stock, common stock and warrants to purchase common stock that we purchase in connection with buyouts and recapitalizations of small and mid-sized companies with established management teams. We seek to make investments that generally range between $10 million and $40 million each, although this investment size may vary proportionately as the size of our capital base changes. Typically, our investments mature in no more than seven years and accrue interest at fixed or variable rates with floors in place. We invest as either the lead investor or a co-investor with other buyout funds and the management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were to be investing alone.

We expect that our target portfolio over time will primarily include the following three categories of investments in private companies:

•

Subordinated Debt and Mezzanine Debt. We anticipate that, over time, much of the capital that we invest will be in the form of subordinated or mezzanine debt. Most of our mezzanine and subordinated loans are collateralized by a subordinated lien on some or all of the assets of the borrower. We structure most of our mezzanine and subordinated loans with variable interest rates, but some are fixed rate loans. In either event, we structure the loans at rates of interest that provide us with significant current interest income and generally have interest rate floors to protect against declining interest rates. Our subordinated and mezzanine loans typically have maturities of five to seven years and provide for interest-only payments in the early years, with amortization of principal deferred to the later years of the loans. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Our loans generally include a success fee component that is usually paid upon exit when a business is sold.

This fee enhances the overall yield of the loan. Our subordinated and mezzanine debt investments may also include equity features, such as warrants or options to buy a significant common stock ownership interest in the portfolio company. If a portfolio company appreciates in value, we may achieve additional investment returns from any equity interests we hold. If we are a minority interest holder, we may structure the warrants to provide provisions protecting our rights as a minority-interest holder, such as the right to sell the warrants back to the company upon the occurrence of specified events. In most cases, we obtain registration rights for these equity interests, which may include demand and co-registration rights.

•

Preferred Stock, Warrants to Purchase Common Stock and Common Stock. We also acquire preferred stock, common stock or warrants to purchase common stock, or a combination of the three, in connection with a buyout or recapitalization. These investments are generally in combination with an investment in one of our debt products. With respect to our investments in preferred stock, common stock or warrants to purchase common stock, we target an investment return substantially higher than our investments in loans. However, we can offer no assurance that we can achieve such a return with respect to any investment or our portfolio as a whole. The features of the preferred stock we receive vary by transaction but may include priority distribution rights, superior voting rights, redemption rights, liquidation preferences and other provisions intended to protect our interests. Generally speaking, warrants to purchase common stock and common stock do not have any current income and its value is realized, if at all, upon the sale of the business or following the company’s initial public offering.

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

Investment Concentrations

As of March 31, 2012, we had investments in 17 portfolio companies in 12 states and 11 different industries with an aggregate fair value of $225.7 million, of which SOG Specialty Knives and Tools, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $81.7 million, or 36.2%, of our total investment portfolio, at fair value. The following table outlines our investments by security type at March 31, 2012 and 2011:

	March 31, 2012				March 31, 2011
	Cost		Fair Value		Cost		Fair Value
Senior term debt	$110,475	41.5%	$94,886	42.0%	$64,566	32.8%	$58,627	38.2%
Senior subordinated term debt	80,461	30.2	70,661	31.3	74,602	37.8	62,806	41.0
Common equity/equivalents	71,084	26.6	46,669	20.7	52,922	26.8	25,398	16.6
Preferred equity	4,375	1.7	13,436	6.0	5,102	2.6	6,454	4.2

Total investments	$266,395	100.0%	$225,652	100.0%	$197,192	100.0%	$153,285	100.0%

Investments at fair value consisted of the following industry classifications at March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$46,793	20.7%	$19,906	13.0%
Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	30,770	13.6	10,431	6.8
Leisure, Amusement, Motion Pictures, Entertainment	30,096	13.3	—	—
Diversified/Conglomerate Manufacturing	29,017	12.9	12,746	8.3
Containers, Packaging, and Glass	24,332	10.8	29,029	19.0
Electronics	23,330	10.3	25,012	16.3
Cargo Transport	13,017	5.8	13,183	8.6
Oil and Gas	9,684	4.3	4,931	3.2
Buildings and Real Estate	9,277	4.1	10,120	6.6
Aerospace and Defense	6,713	3.0	6,659	4.4
Home and Office Furnishings, Housewares, and Durable Consumer Products	2,623	1.2	8,627	5.6
Automobile	—	—	7,560	4.9
Printing and Publishing	—	—	3,073	2.0
Telecommunications	—	—	1,499	1.0
Diversified/Conglomerate Service	—	—	509	0.3

Total Investments	$225,652	100.0%	$153,285	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$128,902	57.1%	$92,172	60.1%
West	59,112	26.2	12,746	8.3
Northeast	30,924	13.7	38,126	24.9
Midwest	6,714	3.0	10,241	6.7

Total Investments	$225,652	100.0%	$153,285	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have other business locations in other geographic regions.

Our Investment Adviser and Administrator

Gladstone Management Corporation (our “Adviser”) is our affiliate and investment adviser and is led by a management team which has extensive experience in our line of business. Our Adviser also has an affiliate, Gladstone Administration, LLC (our “Administrator”), which employs our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Land Corporation, a private agricultural real estate company owned by David Gladstone; Gladstone Lending Corporation (“Gladstone Lending”), a private corporation that was formed primarily to invest in first- and second-lien term loans and that has filed a registration statement on Form N-2 with the Securities and Exchange Commission (“SEC”) but has not yet commenced operations; and Gladstone Partners Fund, L.P., a private partnership fund that was formed primarily to co-invest with us and Gladstone Capital but has not yet commenced operations. Each of our directors and executive officers, other than Messrs. Mead and Watson, is also a director or executive officer, or both, of Gladstone Capital and Gladstone Commercial, each of which is also externally managed by our Adviser. Mr. Watson is also an executive officer of Gladstone Capital. In the future, our Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds, both public and private.

We have been externally managed by our Adviser pursuant to an investment advisory and administrative agreement since our inception. Our Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers’ Act of 1940, as amended. Our Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has offices in several other states.

Investment Process

Overview of Investment and Approval Process

To originate investments, our Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. Our Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of David Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our co-vice chairman, chief operating officer and secretary) and George Stelljes III (our co-vice chairman and chief investment officer), to the prospective company. If this LOI is issued, then Gladstone Securities, LLC (“Gladstone Securities”), a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and an affiliate of ours, will conduct a thorough due diligence investigation and create a detailed business analysis summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this investment profile to our Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our Board of Directors, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

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

Extensive Due Diligence

Our Adviser and Gladstone Securities conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. Our due diligence investigation of a prospective portfolio company will begin with a review of publicly available information followed by in depth business analysis, including, but not limited to, some or all of the following:

•	a review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;

•	visits to the prospective portfolio company’s business site(s);

•	interviews with the prospective portfolio company’s management, employees, customers and vendors;

•	review of all loan documents;

•	background checks and a management capabilities assessment on the prospective portfolio company’s management team; and

•	research on the prospective portfolio company’s products, services or particular industry and its competitive position.

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

Temporary Investments

Pending investment in our target market of small and medium-sized companies, we invest our otherwise uninvested cash primarily in cash, cash equivalents, government securities or high-quality debt securities maturing in one year or less from the time of investment. We refer to such investments collectively as temporary investments, so that at least 70% of our assets are “qualifying assets” for purposes of certain provisions of the 1940 Act that pertain specifically to BDCs. For information regarding regulations to which we are subject and the definition of “qualifying assets,” see “—Regulation as a BDC.”

Hedging Strategies

Although it has not yet happened, nor do we expect this to happen in the near future, when one of our portfolio companies goes public, we may undertake hedging strategies with regard to any equity interests that we may have in that company. We may mitigate risks associated with the volatility of publicly-traded securities by, for example, selling securities short or writing or buying call or put options. Hedging against a decline in the value of such investments in public companies would not eliminate fluctuations in the values of such investments or prevent losses if the values of such investments decline, but would establish or enhance a hedging strategy to seek to protect our investment in such securities. Therefore, by engaging in hedging transactions, we would seek to moderate the decline in the value of our hedged investments in public companies. However, such hedging transactions would also limit our opportunity to gain from an increase in the value of our investment in the public company. Hedging strategies can pose risks to us and our stockholders; however we believe that such activities are manageable because they will be limited to only a portion of our portfolio.

In October 2011, we, through our wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”), entered into a fourth amended and restated credit agreement providing for a $60.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”). Pursuant to our Credit Facility, we have agreed to enter into interest rate cap agreements, in connection with the borrowings that we make under our Credit Facility. We currently hold one interest rate cap agreement, which is not designated as a hedge for accounting purposes.

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

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over other providers of financing to small and mid-sized businesses.

Management expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of our Adviser and its affiliated companies (the “Gladstone Companies”) and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of our Adviser’s investment committee. David Dullum, our president, has extensive experience in private equity investing in middle market companies. Terry Lee Brubaker, our co-vice chairman, chief operating officer and secretary, has substantial experience in acquisitions and operations of companies. George Stelljes, III, our co-vice chairman and chief investment officer, has extensive experience in leveraged finance. Messrs. Gladstone, Brubaker and Stelljes also have principal management responsibility for our Adviser as its senior executive officers. These three individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together at the Gladstone Companies for more than 10 years. In addition, we have access to the resources and expertise of our Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.

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

Disciplined, value-and-income-oriented investment philosophy with a focus on preservation of capital

In making its investment decisions, our Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect our Adviser to use the same value-and-income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. Our Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

•	focusing on companies with good market positions, established management teams and good cash flow;

•	investing in businesses with experienced management teams;

•	engaging in extensive due diligence from the perspective of a long-term investor;

•	investing at low price-to-cash flow multiples; and

•	adopting flexible transaction structures by drawing on the experience of the investment professionals of our Adviser and its affiliates.

Longer investment horizon with attractive, publicly-traded model

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that such funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often 7 to 10 years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in both a lower overall return to investors or an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible transaction structuring

We believe our Adviser’s broad expertise and ability to draw upon many years of experience enables it to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures, and, in some cases, the types of securities in which we invest. We believe that this approach enables our Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Code. After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

Leverage

For the purpose of making investments other than temporary investments and to take advantage of favorable interest rates, we may issue senior debt securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities representing indebtedness and senior securities that are stock, to which we refer collectively as “Senior Securities,” in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% immediately after each issuance of Senior Securities. We may also incur indebtedness to repurchase our common stock. As a result of incurring indebtedness generally (for example, through our Credit Facility) or issuing senior securities representing indebtedness, we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds.

Our Board of Directors is authorized to provide for the issuance of Senior Securities with such preferences, powers, rights and privileges as it deems appropriate, subject to the requirements of the 1940 Act. See “—Regulation as a BDC—Asset Coverage” for a discussion of our leveraging constraints.

In addition, our ability to pay dividends or distributions (other than dividends payable in our stock) to holders of any class of our capital stock would be restricted if our senior securities representing indebtedness fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our senior securities that are stock fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to our stockholders. If we are unable to regain asset coverage through these methods, we may be forced to suspend the payment of such dividends.

Ongoing Management of Investments and Portfolio Company Relationships

Our Adviser’s investment professionals actively oversee each investment by evaluating the portfolio company’s performance and typically working collaboratively with the portfolio company’s management to find and incorporate best resources and practices that help us achieve our expected investment performance.

Monitoring

Our Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each is performing within expectations and to guide the portfolio company’s management in taking the appropriate course of action. Our Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:

•	Monthly analysis of financial and operating performance;

•	Assessment of the portfolio company’s performance against its business plan and our investment expectations;

•	Assessment of the investment’s risks;

•	Participation in portfolio company board of directors or management meetings;

•	Assessment of portfolio company management, sponsor, governance and strategic direction;

•	Assessment of the portfolio company’s industry and competitive environment; and

•	Review and assessment of the portfolio company’s operating outlook and financial projections.

Relationship Management

Our Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	Management;

•	Boards of directors;

•	Financial sponsors;

•	Capital partners; and

•	Advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we nor our Adviser currently receives fees in connection with the managerial assistance we make available. At times, our Adviser provides other services to certain of our portfolio companies and it receives fees for these other services. 50% of certain of these fees and 100% of others are credited against the base management fee that we would otherwise be required to pay to our Adviser.

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

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with our Adviser (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 12, 2011, our Board of Directors approved the renewal of our Advisory Agreement with our Adviser through August 31, 2012.

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

Our Adviser also services the loans held by our wholly owned subsidiary, Business Investment, in return for which our Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since we own these loans, all loan servicing fees paid to our Adviser are treated as reductions directly against the 2.0% base management fee under the Advisory Agreement.

•	Senior Syndicated Loan Fee Waiver

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended March 31, 2012 and 2011.

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

Additionally, in accordance with accounting principles generally accepted in the United States (“GAAP”), we did not accrue a capital gains-based incentive fee for the year ended March 31, 2012. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no GAAP accrual for a capital gains-based incentive fee for the years ended March 31, 2011 or 2010, either.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of our Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of expenses is derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, the Board of Directors approved the renewal of the Administration Agreement through August 31, 2012.

Material U.S. Federal Income Tax Considerations

RIC Status

To maintain the qualification for treatment as a RIC under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our ordinary income plus short-term capital gains. We refer to this as the annual distribution requirement. We must also meet several additional requirements, including:

•	BDC Status. At all times during the taxable year, we must maintain our status as a BDC.

•

Income source requirements. At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified, publicly-traded partnership.

•

Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified, publicly-traded partnerships.

In the first quarter of the fiscal year ended March 31, 2010, we sold 29 senior syndicated loans (collectively the, “Syndicated Loan Sales”) that were held in our portfolio of investments at March 31, 2009, to various investors in the syndicated loan market to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009 and was not extended by Deutsche Bank AG. Such sales changed our asset composition in a manner that has affected our ability to meet the 50% threshold requirement of the asset diversification test applicable to RICs under the Code, which we refer to as the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the quarterly 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At March 31, 2012, similar to other quarterly measurement dates subsequent to the Syndicated Loan Sales, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31, 2012, measurement date, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. As of the date of this filing, we remain below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to meet the 50% threshold and potential inability to do so in the future, our RIC status will be threatened if we make a new or additional investment before regaining consistent compliance with the 50% threshold. If we make such a new or additional investment and fail to regain compliance with the 50% threshold prior to the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, and changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold. In addition, a RIC may be able to cure a failure to meet the asset diversification requirements (i) in certain circumstances by disclosing the assets that cause the RIC to fail to satisfy the diversification test and disposing of those assets within the time provided by law, or (ii) in other circumstances by paying an additional corporate-level tax and by disposing of assets within the time provided by law.

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

Qualification as a RIC. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. For the calendar years ended December 31, 2011 and 2010, we incurred $30 and $24, respectively, in excise taxes.

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

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the 4% excise tax. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through March 31, 2012, we incurred no OID income.

Taxation of Our U.S. Stockholders

Distributions. For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to our preferred stockholders and then to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to ordinary income, but not for capital gains dividends to the extent such amount reported by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the later of the due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

If a common stockholder participates in our dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the common stockholder’s account. We do not have a dividend reinvestment plan for our preferred stock shareholders.

Sale of Our Shares. A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders.

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

Regulation as a BDC

We are a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding “voting securities,” as defined in the 1940 Act.

We intend to conduct our business so as to retain our status as a BDC. A BDC may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in qualifying assets, as described in Section 55(a) (1) – (3) of the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“operating assets”) represent at least 70% of the company’s total assets, exclusive of operating assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, any State or States in the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC or otherwise excluded from the definition of investment company); and

(c)	satisfies one of the following:

(i)	it does not have any class of securities with respect to which a broker or dealer may extend margin credit;

(ii)	it is controlled by the BDC and for which an affiliate of the BDC serves as a director;

(iii)	it has total assets of not more than $4 million and capital and surplus of not less than $2 million;

(iv)	it does not have any class of securities listed on a national securities exchange; or

(v)	it has a class of securities listed on a national securities exchange, with an aggregate market value of outstanding voting and non-voting equity of less than $250 million.

(2)	Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(3)	Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.

Asset Coverage

Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock. In either case, we may only issue such Senior Securities if such class of Senior Securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 200%.

In addition, our ability to pay dividends or distributions (other than dividends payable in our stock) to holders of any class of our capital stock would be restricted if our senior securities representing indebtedness fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our senior securities that are stock fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to our stockholders. If we are unable to regain asset coverage through these methods, we may be forced to suspend the payment of such dividends.

Significant Managerial Assistance

A BDC generally must make available significant managerial assistance to issuers of certain of its portfolio securities that the BDC counts as a qualifying asset for the 70% test described above. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Significant managerial assistance also includes the exercise of a controlling influence over the management and policies of the portfolio company. However, with respect to certain, but not all such securities, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the BDC may exercise such control jointly.

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquired in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

•

We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we must be operated for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire, as well as temporary investments, will generally be qualifying assets.

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

With the exception of our policy to conduct our business as a BDC, these policies are not fundamental and may be changed without stockholder approval.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of our Adviser or our Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of our Adviser and our Administrator will dedicate all of his or her time to us. However, we expect that 25-30 full time employees of our Adviser and our Administrator will spend substantial time on our matters during the remainder of calendar year 2012 and all of calendar year 2013. To the extent we acquire more investments, we anticipate that the number of employees of our Adviser and our Administrator who devote time to our matters will increase.

As of May 18, 2012, our Adviser and Administrator collectively had 54 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
9	Executive Management
33	Investment Management, Portfolio Management and Due Diligence
12	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

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

The U.S. is beginning to recover from the recession that largely began in late 2007. While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. We do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which the disruptions will affect us. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of our current portfolio companies and the companies in which we may invest in the future are also susceptible to these unstable economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These unstable economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of non-performing assets to increase and the fair value of our portfolio to decrease. The unstable economic conditions may also decrease the value of collateral securing some of our loans as well as the value of our equity investments, which would decrease our ability to borrow under our line of credit or raise equity capital, thereby further reducing our ability to make new investments.

The unstable economic conditions have affected the availability of credit generally. Our current credit facility limits our distributions to stockholders and, as a result, we decreased our monthly cash distribution rate by 50%, starting in April 2009, in an effort to more closely align our distributions to our net investment income, though we have subsequently increased our distributions by 25% over the past fiscal year. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

The downgrade of the United States credit rating and the ongoing economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

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

The majority of our portfolio companies are in industries that are directly impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations due to inflation, which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of our Adviser, particularly David Gladstone, George Stelljes III, Terry Lee Brubaker and David Dullum, and on the continued operations of our Adviser, for our future success.

We have no employees. Our chief executive officer, president and chief investment officer, chief operating officer and chief financial officer and treasurer, and the employees of our Adviser do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, George Stelljes III, Terry Lee Brubaker and David Dullum in this regard. Our executive officers and the employees of our Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on our Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of our Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon our Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

Our incentive fee may induce our Adviser to make certain investments, including speculative investments.

The management compensation structure that has been implemented under the Advisory Agreement may cause our Adviser to invest in high-risk investments or take other risks. In addition to its management fee, our Adviser is entitled under the Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Adviser to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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

Our executive officers and directors, and the officers and directors of our Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman and chief executive officer of our Adviser, Gladstone Capital, Gladstone Commercial and Gladstone Land, as well as the sole stockholder of Gladstone Land. In addition, Mr. Brubaker, our co-vice chairman, chief operating officer, secretary and a director, is the vice chairman, chief operating officer, secretary and a director of our Adviser, Gladstone Capital, Gladstone Commercial and Gladstone Land. Mr. Stelljes, our co-vice chairman, chief investment officer and a director, is also the president and chief investment officer of our Adviser, Gladstone Capital, Gladstone Commercial and Gladstone Land. Mr. Dullum, our president and a director, is a director of Gladstone Capital and Gladstone Commercial. Moreover, our Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with those of ours and accordingly may invest in, whether principally or secondarily, asset classes similar to those we target. While our Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, our Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of our Adviser may face conflicts in the allocation of investment opportunities to other entities managed by our Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other members of the Gladstone Companies or investment funds managed by investment managers affiliated with our Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of March 31, 2012, our Board of Directors has approved the following types of co-investment transactions:

•

Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Capital in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•

Additionally, pursuant to an exemptive order granted by the SEC, our Adviser may sponsor a private investment fund to co-invest with us or Gladstone Capital in accordance with the terms and conditions of the order.

Certain of our officers who are also officers of our Adviser may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to our Adviser and will reimburse our Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of our Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a BDC, we make available significant managerial assistance to our portfolio companies and may provide other services to such portfolio companies. Although neither we nor our Adviser currently receives fees in connection with managerial assistance, our Adviser may provide other services to our portfolio companies and receive fees for these other services.

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

We will have a continuing need for capital to finance our loans. Our line of credit permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Pursuant to the terms of our line of credit, we are subject to certain limitations on the type of loan investments we make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The credit agreement also requires us to comply with other financial and operational covenants, which require us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. As of March 31, 2012, we were in compliance with these covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

The minimum net worth covenant contained in the credit agreement requires our net assets to be at least $155.0 million plus 50.0% of all equity and subordinated debt raised after October 26, 2011. Given the continued uncertainty in the capital markets, the cumulative unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the minimum net worth covenant and other covenants under our line of credit. Under our line of credit, we are also required to maintain our status as a BDC under the 1940 Act and as a RIC under the Code. Because of changes in our asset portfolio, due to significant sales of Non-Control/Non-Affiliate investments during fiscal 2010, there is a significant possibility that we may not meet the asset diversification threshold under the Code’s rules applicable to a RIC as of our next quarterly testing date, June 30, 2012. Although this failure alone, in our current situation, will not cause us to lose our RIC status, our status could be jeopardized if we make any new investments, including additional investments in our portfolio companies (such as advances under our outstanding lines of credit). For more information on our current RIC status, see “Material U.S. Federal Income Tax Considerations—RIC Status.” Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

In recent years, creditors have significantly curtailed their lending to BDCs, including us. Any inability to renew, extend or replace our line of credit on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

Committed lending under our revolving line of credit was significantly reduced, from $125.0 million to $50.0 million, in 2009. On October 26, 2011, through Business Investment, we entered into a fourth amended and restated credit agreement providing for a $60.0 million revolving Credit Facility, jointly arranged by BB&T and Key Equipment Finance Company, Inc. (“Keybank”), with BB&T as administrative agent and both BB&T and Keybank as committed lenders. Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $175 million through the addition of other committed lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our line of credit. The Credit Facility matures on October 25, 2014 (the “Maturity Date”), and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Between the maturity date and October 25, 2015, our lenders have the right to apply all interest income to amounts outstanding under the Credit Facility. As of May 18, 2012, there were no borrowings outstanding on the Credit Facility and $59.3 million of borrowing capacity under the Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity in 2014 on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at the time of its maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the line of credit. Based on the recent trading prices of our stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are able to renew, extend or refinance our Credit Facility prior to maturity, any renewal, extension or refinancing of the Credit Facility will potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to stockholders.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Although we completed an offering of 7.125% Series A Cumulative Term Preferred Stock (the “Term Preferred Stock”) in March 2012, there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue debt securities, other evidences of indebtedness (including borrowings under our line of credit), senior securities representing indebtedness, and senior securities that are stock up to the maximum amount permitted by the 1940

Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, which we refer to collectively as “Senior Securities,” in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% immediately after each issuance of Senior Securities. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue Senior Securities or repurchase shares of our common stock would be restricted if the asset coverage on our Senior Securities is not at least 200% If the value of our assets declines, we might be unable to satisfy that 200% requirement. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to our stockholders. Furthermore, if we have to issue common stock at below net asset value per share, any non-participating shareholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock.

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our common stock may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below net asset value per share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings, assets and voting interest in us than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5%, or $5 per $1,000 of net asset value. This imposes constraints on our ability to raise capital when our common stock is trading at below net asset value, as it has for the last year. As noted above, the 1940 Act prohibits the issuance of multiple classes of senior securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our recently issued Term Preferred Stock.

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

Ultimately, we expect approximately 80% of the loans in our portfolio to be at variable rates determined on the basis of a LIBOR rate and approximately 20% to be at fixed rates. As of March 31, 2012, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 76.7% of loans at variable rates with floors and 23.3% at fixed rates.

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

A large number of entities compete with us and make the types of investments that we seek to make in small and mid-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

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

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established an investment valuation policy and consistently applied valuation procedures used to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by SPSE or the use of internally developed discounted cash flow (“DCF”) methodologies or indicative bid prices (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, specifically for our syndicated loans, or internal methodologies based on the total enterprise value (“TEV”) of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of our requests for evaluation.

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

Our procedures also include provisions whereby our Adviser will establish the fair value of any equity securities we may hold where SPSE or third-party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:

•	the nature and realizable value of any collateral;

•	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

•	the markets in which the portfolio company does business;

•	the comparison to publicly-traded companies; and

•	discounted cash flow and other relevant factors.

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

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 52.9% of the fair value of our total portfolio at March 31, 2012, compared to 58.1% at March 31, 2011. Any disposition of a significant investment in one or more companies may negatively impact our net investment income and limit our ability to pay distributions.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest in debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company.

Prepayments of our investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments that we make in our portfolio companies may be repaid prior to maturity. We will first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Higher taxation of our portfolio companies may impact our quarterly and annual operating results.

The recession’s adverse effect on federal, state and municipality revenues may induce these government entities to raise various taxes to make up for lost revenues. Additional taxation may have an adverse affect on our portfolio companies’ earnings and reduce their ability to repay our loans to them, thus affecting our quarterly and annual operating results.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of March 31, 2012, we had investments in 17 portfolio companies, of which there were three investments, SOG, Acme and Venyu that comprised approximately $81.7 million or 36.2% of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As of March 31, 2012, our largest industry concentration was in chemicals, plastics, and rubber, representing 20.7% of our total investments, at fair value. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

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

In the course of providing significant managerial assistance to certain of our portfolio companies, our executive officers sometimes serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, such executive officers may be named as defendants in such litigation, which could result in additional costs and the diversion of management time and resources.

We may not realize gains from our equity investments and other yield enhancements.

When we make a subordinated loan, we may receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees. Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we do recognize may not be sufficient to offset losses we experience on our loan portfolio.

During the fiscal year ended March 31, 2012, we recapitalized our investment in Cavert II Holdings Corp (“Cavert”), receiving $8.5 million in proceeds and realizing a gain of $5.5 million, and, during the fiscal year ended March 31, 2011, we achieved realized gains of $23.5 million in aggregate with the sale of A. Stucki Holding Corp. (“A. Stucki”) in June 2010 and Chase II Holding Corp. (“Chase”) in December 2010. These were the first management-supported buyout liquidity events since our inception in 2005. There can be no guarantees that such realized gains can be achieved in future periods and the impact of such sales on our results of operations for the fiscal years 2012 and 2011 should not be relied upon as being indicative of performance in future periods.

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.

Risks Related to Our Regulation and Structure

We currently do not meet the 50% threshold of the asset diversification test applicable to RICs under the Code. If we make any additional investment in the future, including advances under outstanding lines of credit to our portfolio companies, and remain below this threshold as of June 30, 2012, or any subsequent quarter end, we would lose our RIC status unless we are able to cure such failure within 30 days of the quarter end.

In order to maintain RIC status under the Code, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, the securities of other RICs and other securities to the extent such other securities of any one issuer do not represent more than 5% of our total assets or more than 10% of the voting securities of such issuer. As a result of changes in the makeup of our assets during 2009, we fell below the 50% threshold. At March 31, 2012, as with each quarterly measurement since June 30, 2009, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31 measurement date, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. Until the composition of our assets is above the required 50% threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the asset diversification test, thereby allowing us to make new or additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. Failure to meet this threshold alone does not result in loss of our RIC status in our current situation. In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including in our case as a result of the sale of assets, we are still deemed under the rules to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. Because, in most circumstances, we are contractually required to advance funds on outstanding lines of credit upon the request of our portfolio companies, we may have a limited ability to avoid adding to existing investments in a manner that would cause us to fail the asset diversification test as of June 30, 2012 or as of subsequent quarterly measurement dates.

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

To maintain our qualification as a RIC, we must meet income source, asset diversification and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income, increasing the amounts we are required to distribute to maintain RIC status. Because such warrants will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Material U.S. Federal Income Tax Considerations—RIC Status.”

From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain, we do not recognize them as income until we have received payment. We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amounts become fixed. Prior to January 1, 2011, we treated the success fee amounts as a capital gain for tax characterization purposes. However, beginning January 1, 2011, the success fee amounts are characterized as ordinary income for tax purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011. As a result, we are required to distribute such amounts to our stockholders in order to maintain RIC status for success fees we receive after January 1, 2011.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Business—Material U.S. Federal Income Tax Considerations—RIC Status” and “Business—Regulation as a BDC.”

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

Risks Related to an Investment in Our Common or Preferred Stock

We may experience fluctuations in our quarterly and annual operating results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of inflation. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods and may impact the share prices of our common stock and preferred stock.

There is a risk that you may not receive distributions.

Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis by paying monthly distributions. We expect to retain net realized long-term capital gains through a “deemed distribution” to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains to our common stockholders. In addition, our line of credit restricts the amount of distributions we are permitted to make. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

Distributions to our stockholders have included and may in the future include a return of capital.

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

The trading prices of our common stock and our preferred stock may fluctuate substantially. Due to the extreme volatility and disruption that have affected the capital and credit markets over the past few years, we have experienced greater than usual stock price volatility.

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

•

significant volatility in the market price and trading volume of shares of RICs, BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of BDC status;

•	loss of RIC status;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

•	departure of key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to our shares or BDCs generally;

•	the announcement of proposed, or completed, offerings of our securities, including a rights offering; and

•	loss of a major funding source.

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

In April 2008, we completed an offering of transferable rights to subscribe for additional shares of our common stock, or subscription rights. We raised equity in this manner primarily due to the capital raising constraints applicable to us under the 1940 Act when our stock is trading below its net asset value per share, as it was at the time of the rights offering. In the event that we again issue subscription rights to our existing stockholders, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than our most recently determined net asset value per share, our stockholders are likely to experience an immediate dilution of the per share net asset value of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Shares of closed-end investment companies frequently trade at a discount from net asset value.

Shares of closed-end investment companies frequently trade at a discount from net asset value. Since our inception, our common stock has at times traded above net asset value, and at times traded below net asset value. During the past year, our common stock has consistently, and at times significantly, traded below net asset value. Subsequent to March 31, 2012, our stock has traded at discounts of up to 26.4% of our net asset value per share, which was $9.38 as of March 31, 2012. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our net asset value per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our net asset value, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our net asset value. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below net asset value per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our stock is trading below its net asset value per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below net asset value we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock.

At our most recent annual meeting, our stockholders approved a proposal designed to allow us to access the capital markets in a way that absent stockholder approval, we are generally unable to due to restrictions applicable to BDCs under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year. At the upcoming annual stockholders meeting scheduled for August 9, 2012, our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has consistently, and at times significantly, traded below net asset value. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

If we fail to pay dividends on our Term Preferred Stock for two years, the holders of our Term Preferred Stock will be entitled to elect a majority of our directors.

The terms of our Term Preferred Stock provide for annual dividends in the amount of $1.7813 per share. If such dividends are not paid for a period of two years, the holders of Term Preferred Stock will be entitled to elect a majority of our Board of Directors.

Our Term Preferred Stock magnifies the potential for gains or losses for holders of our common stock and the risks of investing in our common stock in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are less subject to our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

An investment in Term Preferred Stock with a fixed interest rate bears interest rate risk.

Our Term Preferred Stock pays dividends at a fixed dividend rate of 7.125% per year. Prices of fixed income investments generally vary inversely with changes in market yields. The market yields on securities comparable to the Term Preferred Stock may increase, which would likely result in a decline in the secondary market price of the Term Preferred Stock prior to the term redemption date. This risk may be even more significant in light of the low nature of the currently prevailing market interest rates.

A liquid secondary trading market for our Term Preferred Stock may not develop.

Because we had no prior trading history for exchange-listed preferred stock until our recent offering of Term Preferred Stock, we cannot predict the long-term trading patterns of the Term Preferred Stock, including the effective costs of trading the stock. Although our Term Preferred Stock is listed for trading on the NASDAQ, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features.

The Term Preferred Stock is not rated.

We have not had the Term Preferred Stock rated by any rating agency. Unrated securities usually trade at a discount to similarly rated securities. As a result, there is a risk that the shares of our Term Preferred Stock may trade at a price that is lower than they might otherwise trade if they were rated by a rating agency.

The Term Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Term Preferred Stock on or after February 28, 2016, which is one year prior to its mandatory redemption date of February 28, 2017. We also may be forced to redeem some or all of the Term Preferred Stock to meet regulatory requirements and the asset coverage requirements of such shares, and any such redemption may occur at a time that is unfavorable to holders of the Term Preferred Stock. We may have an incentive to redeem the Term Preferred Stock voluntarily before the mandatory redemption date if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the fixed dividend rate on the Term Preferred Stock.

Claims of holders of our Term Preferred Stock are subject to a risk of subordination relative to holders of our debt instruments.

Rights of holders of our Term Preferred Stock are subordinated to the rights of holders of our indebtedness. Therefore, dividends, distributions and other payments to holders of Term Preferred Stock in liquidation or otherwise may be subject to prior payments due to the holders of our indebtedness. In addition, under some circumstances the 1940 Act may provide debt holders with voting rights that are superior to the voting rights of holders of the Term Preferred Stock.

Holders of our Term Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in Term Preferred Stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Term Preferred Stock and dividends payable on such shares declines.

Holders of our Term Preferred Stock will bear reinvestment risk.

Given the five-year term and potential for early redemption of the Term Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Term Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Holders of our Term Preferred Stock will bear dividend risk.

We may be unable to pay dividends on the Term Preferred Stock under some circumstances. The terms of our indebtedness preclude the payment of dividends in respect of equity securities, including the Term Preferred Stock, under certain conditions.

There is a risk of delay in our redemption of our Term Preferred Stock, and we may fail to redeem such securities as required by their terms.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments quickly if a need arises. If we are unable to obtain sufficient liquidity prior to the term redemption date, we may be forced to engage in a partial redemption or to delay a required redemption. If such a partial redemption or delay were to occur, the market price of the Term Preferred Stock might be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. Our Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to the Advisory Agreement and Administration Agreement. Our Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and our Adviser also has operations in several other states.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “GAIN” The following table reflects, by quarter, the high and low sales prices per share of our common stock on the NASDAQ, the sales prices as a percentage of net asset value (“NAV”) and quarterly distributions declared per share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2012 and 2011 represent the cumulative amount of the distributions declared per share for the months composing such quarter.

	Quarter Ended		Sales Prices		Discount of High to NAV(B)	Discount of Low to NAV(B)	Declared Distributions
		NAV(A)	High	Low
FY 2012	6/30/2011	$9.06	$7.92	$6.75	13%	25%	$0.135
	9/30/2011	9.48	7.68	6.22	19	34	0.150
	12/31/2011	9.58	7.72	6.06	19	37	0.150
	3/31/2012	9.38	8.50	7.22	9	23	0.180

FY 2011	6/30/2010	$8.86	$6.91	$5.07	22%	43%	$0.120
	9/30/2010	8.43	6.94	5.50	18	35	0.120
	12/31/2010	9.00	8.00	6.50	11	28	0.120
	3/31/2011	9.00	8.55	6.81	5	24	0.120

(A)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(B)

The discounts set forth in these columns represent the high or low, as applicable, sale prices per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the discount to NAV per share on the date of the high and low sales prices.

As of May 17, 2012, there were approximately 28 record owners of our common stock.

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to retain some or all of our long-term capital gains, but to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases our Board of Directors may choose to distribute our net realized long-term capital gains by paying a one-time special distribution. Additionally, our Credit Facility contains a covenant that limits payments of distributions to our aggregate net investment income for each of the twelve month periods ending March 31, 2011, 2012, 2013 and 2014.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended March 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for the fiscal years ended March 31, 2012, 2011, 2010, 2009 and 2008, are derived from our audited consolidated financial statements. The other data included at the bottom of the table is unaudited. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended March 31,
	2012	2011	2010	2009	2008
Statement of operations data:
Total investment income	$21,242	$26,064	$20,785	$25,812	$27,894
Total expenses net of credits from Adviser	7,499	9,893	10,187	12,424	14,842

Net investment income	13,743	16,171	10,598	13,388	13,052

Net gain (loss) on investments	8,223	268	(21,669)	(24,837)	(13,993)

Net increase (decrease) in net assets resulting from operations	$21,966	$16,439	$(11,071)	$(11,449)	$(941)

Per share data(1):
Net increase (decrease) in net assets resulting from operations per common share — basic and diluted	$0.99	$0.74	$(0.50)	$(0.53)	$(0.06)
Net investment income before net gain (loss) on investments per common share — basic and diluted	0.62	0.73	0.48	0.62	0.79
Cash distributions declared per share	0.61	0.48	0.48	0.96	0.93
Statement of assets and liabilities data:
Total assets	$325,297	$241,109	$297,161	$326,843	$352,293
Net assets	207,216	198,829	192,978	214,802	206,445
Net asset value per share	9.38	9.00	8.74	9.73	12.47
Common shares outstanding	22,080,133	22,080,133	22,080,133	22,080,133	16,560,100
Weighted common shares outstanding — basic and diluted	22,080,133	22,080,133	22,080,133	21,545,936	16,560,100
Senior securities data:
Borrowings under Credit Facility(2)	$—	$—	$27,812	$110,265	$144,835
Short term loan(2)	76,005	40,000	75,000	—	—
Mandatorily redeemable preferred stock(2)	40,000	—	—	—	—
Asset coverage ratio(3)	268%	534%	281%	293%	242%
Asset coverage per unit(4)	$2,676	$5,344	$2,814	$2,930	$2,422
Other unaudited data:
Number of portfolio companies	17	17	16	46	52
Average size of portfolio company investment at cost	$15,670	$11,600	$14,223	$7,586	$6,746
Principal amount of new investments	91,298	43,634	4,788	49,959	175,255
Proceeds from loan repayments and investments sold	27,185	97,491	90,240	46,742	96,437
Weighted average yield on investments(5)	12.32%	11.36%	11.02%	8.22%	8.91%
Total return(6)	5.58	38.56	79.80	(51.65)	(31.54)

(1)	Per share data for net increase (decrease) in net assets resulting from operations is based on the weighted average common stock outstanding for both basic and diluted.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(3)

As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.

(4)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(5)	Weighted average yield on investments equals interest income on investments divided by the weighted average interest-bearing debt investment balance throughout the year.
(6)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus monthly distributions divided by the monthly beginning market value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We focus on investing in small and medium-sized private U.S. businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control.

Business Environment

While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investments, are impacted by these economic conditions. If these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

Despite the challenges in these uncertain economic times, during the fiscal year ended March 31, 2012, we have been able to complete both a preferred stock public offering and a renewal and increase in borrowing capacity under our line of credit (our “Credit Facility”). In March 2012, we issued 1,600,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) for gross proceeds of $40.0 million. In addition, in October 2012 we entered into a fourth amended and restated credit agreement that increased the commitment amount to $60.0 million, reduced the interest rate and extended the maturity of our Credit Facility until 2014. We discuss each of the foregoing in detail below under “Recent Developments.”

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing subordinated debt with equity enhancement features and direct equity in support of management and sponsor-led buyouts of small and medium-sized companies. These new investment opportunities translated into four new proprietary debt and equity deals during the year ended March 31, 2012. In April 2011, we invested $16.4 million in Mitchell Rubber Products, Inc. (“Mitchell”), which develops, mixes and molds rubber compounds for specialized applications in the non-tire rubber market. In August 2011, we invested $28.1 million in SOG Specialty Knives and Tools, LLC (“SOG”), which designs and produces specialty knives and tools for the hunting/outdoors, military/law enforcement and industrial markets. In September 2011, we invested $14.1 million in SBS Industries, Inc. (“SBS”), a manufacturer and value-added distributor of special fasteners and threaded screw products. In December 2011, we invested $19.6 million in Channel Technologies Group, LLC (“Channel Technologies”), which designs and manufactures products used in military, commercial and medical applications. Subsequent to our fiscal year end, in May 2012, we invested $9.5 million in Packerland Whey Products, Inc. (“Packerland”), a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle. Over the past two years, we have invested approximately $123.5 million into seven new proprietary transactions.

The increased investing opportunities in the marketplace also presented opportunities for us to achieve realized gains and other income. In April 2011, we sold our equity investment in and received partial redemption of our preferred stock, while investing new subordinated debt, in Cavert II Holding Corporation (“Cavert”) as part of a recapitalization. The gross cash proceeds to us from the sale of our equity in Cavert were $5.6 million, resulting in a realized gain of $5.5 million. At the same time, we received $2.3 million in a partial redemption of our preferred stock, received $0.7 million in preferred dividends and invested $5.7 million in new subordinated debt of Cavert. In fiscal year 2011, we achieved a significant amount of liquidity and realized gains with the sales of A. Stucki Holding Corp. (“A. Stucki”) and Chase II Holding Corp. (“Chase”) for total proceeds of $83.9 million and an aggregate realized gain of $23.5 million. In addition, we recorded $9.1 million of other income, including success fee and dividend income, resulting from these exits.

The A. Stucki, Chase, and Cavert sales were our first management-supported buyout liquidity events, and each was an equity investment success, highlighting our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. We will strive to utilize the resulting borrowing availability under our Credit Facility to make new investments to potentially increase our net investment income and generate capital gains to enhance our ability to pay dividends to our stockholders.

Due to losses realized during the fiscal year ended March 31, 2010, which occurred in connection with the Syndicated Loan Sales, described below, which were available to offset future realized gains, we were not required to distribute the realized gains from the A. Stucki, Chase and Cavert sales to stockholders during the fiscal years ended March 31, 2012 and 2011. The economic conditions in 2008 and 2009 had affected the general availability of credit, and, as a result, during the quarter ended June 30, 2009, we sold 29 senior syndicated loans that were held in our portfolio of investments at March 31, 2009, to various investors in the syndicated loan market (the “Syndicated Loan Sales”) to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009. These loans, in aggregate, had a cost value of approximately $104.2 million, or 29.9% of the cost of our total investments, and an aggregate fair value of approximately $69.8 million, or 22.2% of the fair value of our total investments, at March 31, 2009. As a result of the settlement of the Syndicated Loan Sales and other exits, at March 31, 2012, we no longer have any syndicated loan investments. Collectively, these sales have changed our asset composition in a manner that has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended March 31, 2012, we again fell below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At March 31, 2012, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the March 31, 2012 measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold.

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

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our Credit Facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage, such as borrowings under our Credit Facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our Senior Securities.

Market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On May 18, 2012, the closing market price of our common stock was $6.91, which represented a 26.3% discount to our March 31, 2012, net asset value (“NAV”) per share of $9.38. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 4, 2011, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect for one year from the date of stockholder approval. At our next annual stockholders meeting scheduled to take place on August 9, 2012, we will ask our stockholders to vote in favor of this proposal for another year.

The unsteady economic recovery may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which has impacted and may continue to impact our ability to borrow under our Credit Facility. Additionally, our Credit Facility contains covenants regarding the maintenance of certain minimum loan concentrations and net worth covenants, which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, would result in the acceleration of our repayment obligations under our Credit Facility. As of March 31, 2012, we were in compliance with all of the Credit Facility’s covenants.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, in light of the general stabilization of our portfolio valuations over the past two years and increased investing opportunities that we see in our target markets, as demonstrated by our seven originated investments totaling $123.5 million, we are cautiously optimistic about the long-term prospects for the U.S. economy and will continue our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. Despite the liquidity that we were able to generate with the A. Stucki, Chase and Cavert transactions, our recent public offering of Term Preferred Stock and the increased commitment on our Credit Facility, a significant amount of this liquidity has been used in our origination activity. Future investment activity may be dependent on our access to capital, which may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.

Investment Highlights

During the fiscal year ended March 31, 2012, we disbursed $76.9 million in new debt and equity investments and extended $14.4 million of investments to existing portfolio companies through revolver draws or additions to term notes. Since our initial public offering in June 2005 through March 31, 2012, we have made 168 investments in 94 companies for a total of approximately $716.5 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During our fiscal year ended March 31, 2012, the following significant transactions occurred:

•

In April 2011, we recapitalized our investment in Cavert, from which we received gross cash proceeds of $5.6 million from the sale of our common equity, resulting in a realized gain of $5.5 million, $2.3 million in a partial redemption of our preferred stock and $0.7 million in preferred dividends. At the same time, we invested $5.7 million in new subordinated debt in Cavert. Cavert was reclassified from a Control investment to an Affiliate investment during the three months ended June 30, 2011.

•

In April 2011, we invested $16.4 million in a new Control investment, Mitchell, consisting of subordinated debt and preferred and common equity. Mitchell, headquartered in Mira Loma, California, develops, mixes and molds rubber compounds for specialized applications in the non-tire rubber market.

•	In May 2011, we received full repayment of our syndicated loan to Fifth Third Processing Solutions, LLC, resulting in net cash proceeds of $0.5 million.

•	In July 2011, we received full repayment of our last remaining syndicated loan, to Survey Sampling, LLC (“Survey Sampling”), resulting in net cash proceeds of $2.3 million.

•

In August 2011, we invested $28.1 million in a new Control investment, SOG, consisting of senior debt and preferred equity. SOG, headquartered in Lynnwood, Washington, designs and produces specialty knives and tools for the hunting/outdoors, military/law enforcement and industrial markets.

•

In September 2011, we invested $14.1 million in a new Control investment, SBS, consisting of senior debt and preferred and common equity. SBS, headquartered in Tulsa, Oklahoma, is a manufacturer and value-added distributor of special fasteners and threaded screw products.

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

•

In December 2011, we restructured our investment in Country Club Enterprises, LLC (“CCE”), converting $4.0 million of senior subordinated debt into preferred shares of CCE in a non-cash transaction. We also received additional preferred shares as consideration for past-due interest and other receivables owed from CCE.

•	In December 2011, we received full repayment of our senior notes to American Greetings Corporation (“AMG”), resulting in gross cash proceeds of $3.0 million.

•

In December 2011, we invested $19.6 million in a new Affiliate investment, Channel Technologies, consisting of senior debt and preferred and common equity. Channel Technologies, headquartered in Santa Barbara, California, designs and manufactures products used in military, commercial and medical applications.

Refer to Note 15, “Subsequent Events,” in our Consolidated Financial Statements included elsewhere in this Form 10-K for investment activity occurring subsequent to March 31, 2012.

Recent Developments

Renewal of Credit Facility

On October 26, 2011, we entered into a fourth amended and restated credit agreement through Gladstone Business Investment, LLC (“Business Investment”) with Branch Banking and Trust Company (“BB&T”) as administrative agent and BB&T and KeyBank National Association (“Keybank”) as joint lead arrangers, managing agents and committed lenders to renew our Credit Facility. The commitment amount of our revolving line of credit was increased to $60 million, the interest rate was reduced and the maturity was extended. Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $175.0 million through the addition of other committed lenders to the facility. The Credit Facility matures on October 25, 2014, and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised, subject to compliance with the covenants set forth in the credit agreement, on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment.

Short-Term Loan

For each quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold to maintain our status as a RIC, in part, through the purchase of short-term qualified securities, which were funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold.

Therefore, similar to previous quarter ends, to maintain our status as a RIC, we purchased $85.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on March 28, 2012. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in cash and cash equivalents on our accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2012. The T-Bills were purchased on margin using $9.0 million in cash and the proceeds from a $76.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.64%. On April 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies and received the $9.0 million margin payment sent to Jefferies to complete the transaction.

Term Preferred Stock Offering

On March 6, 2012, we completed an offering of 1,400,000 shares of Term Preferred Stock, at a public offering price of $25.00 per share under a shelf registration statement on Form N-2 (File No. 333-160720). Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us were approximately $33.2 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. On March 13, 2012, the underwriters purchased an additional 200,000 shares of our Term Preferred Stock to cover over-allotments, for which we received net proceeds, after deducting underwriting discounts, of $4.8 million. Refer to Note 7—Mandatorily Redeemable Preferred Stock in our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of our Term Preferred Stock offering.

Our Adviser and Administrator

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

We also pay our Adviser a two-part incentive fee under the Advisory Agreement. The first part of the incentive fee is an income-based incentive fee which rewards our Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to our Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. The Adviser has not earned the capital gains-based portion of the incentive fee since our inception.

We pay our direct expenses, including, but not limited to, directors’ fees, legal and accounting fees, stockholder-related expenses and directors and officers insurance under the Advisory Agreement.

Since April 2008, our Board of Directors has accepted from our Adviser unconditional and irrevocable voluntary waivers on a quarterly basis to reduce the annual 2.0% base management fee on senior syndicated loans to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. In addition to the base management and incentive fees under the Advisory Agreement, 50% of certain fees and 100% of others received by the Adviser from our portfolio companies are credited against the investment advisory fee paid to the Adviser.

The Adviser also services our loan portfolio pursuant to a loan servicing agreement with Business Investment in return for a 2.0% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our Credit Facility.

On July 12, 2011, our Board of Directors approved the renewal of the Advisory Agreement with our Adviser through August 31, 2012. We expect that the Board of Directors will approve a further one-year renewal in July 2012.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, our Board of Directors approved the renewal of this Administration Agreement with our Administrator through August 31, 2012. We expect that our Board of Directors will approve a further one-year renewal in July 2012.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2012, to the Fiscal Year Ended March 31, 2011

	For the Fiscal Years Ended March 31,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$19,588	$15,722	$3,866	24.6%
Other income	1,654	10,342	(8,688)	(84.0)

Total investment income	21,242	26,064	(4,822)	(18.5)

EXPENSES
Base management fee	4,386	3,979	407	10.2
Incentive fee	19	2,949	(2,930)	(99.4)
Administration fee	684	753	(69)	(9.2)
Interest and dividend expense	966	690	276	40.0
Amortization of deferred financing costs	459	491	(32)	(6.5)
Other	2,145	1,711	434	25.4

Expenses before credits from Adviser	8,659	10,573	(1,914)	(18.1)
Credits to fees	(1,160)	(680)	(480)	70.6

Total expenses net of credits to fees	7,499	9,893	(2,394)	(24.2)

NET INVESTMENT INCOME	13,743	16,171	(2,428)	(15.0)

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain on investments	5,091	23,489	(18,398)	(78.3)
Net realized loss on other	(40)	—	(40)	NM
Net unrealized appreciation (depreciation) of investments	3,163	(23,197)	26,360	NM
Net unrealized appreciation (depreciation) of other	9	(24)	33	NM

Net realized and unrealized gain on investments and other	8,223	268	7,955	2968.3

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$21,966	$16,439	$5,527	33.6%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED	$0.99	$0.74	0.25	33.8%

NM = Not Meaningful

Investment Income

Total investment income decreased by 18.5% for the year ended March 31, 2012, as compared to the prior year. This decrease was primarily due to a significant amount of other income, including success fee and dividend income, that we recorded in the prior year as part of the A. Stucki and Chase exits in June and December 2010, respectively, partially offset by an overall increase in interest income in the year ended March 31, 2012 as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the year ended March 31, 2012.

Interest income from our investments in debt securities increased 24.6% for the year ended March 31, 2012, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2012, was approximately $159.0 million, compared to approximately $138.1 million for the prior year. This increase was primarily due to originated investments in Venyu Solutions, Inc. (“Venyu”), Precision Southeast, Inc. (“Precision”), Mitchell, SOG, SBS and Channel Technologies and the recapitalization of Cavert, partially offset by the exits from A. Stucki and Chase and the restructurings of Galaxy and CCE. At March 31, 2012, two loans, ASH Holdings Corp. (“ASH”) and CCE, were on non-accrual, with an aggregate weighted average principal balance of $14.3 million during the year ended March 31, 2012. CCE was put on non-accrual during the three months ended September 30, 2011. At March 31, 2011, one loan, ASH, was on non-accrual, with a weighted average principal balance of $8.4 million during the year ended March 31, 2011.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and excluding receipts recorded as other income, for the year ended March 31, 2012, was 12.3%, compared to 11.4% for the prior year. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the year ended March 31, 2012, is a result of the exits of lower interest-bearing debt investments, such as A. Stucki, Chase, Survey Sampling, Quench and AMG, which had an aggregate, weighted-average interest rate of 9.7% at the time of their respective exits, and the addition of higher-yielding debt investments in Venyu, Precision, Mitchell, SOG, SBS and Channel Technologies, which had an aggregate, weighted average interest rate of 13.1% as of March 31, 2012.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of March 31, 2012		Year Ended March 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC(A)	$30,096	13.3%	$1,725	8.1%
Acme Cryogenics, Inc.	28,301	12.6	1,704	8.0
Venyu Solutions, Inc.	23,330	10.3	2,509	11.8
Channel Technologies Group, LLC (A)	19,066	8.5	484	2.3
Mitchell Rubber Products, Inc. (A)	18,491	8.2	1,758	8.3

Subtotal — five largest investments	119,284	52.9	8,180	38.5
Other portfolio companies	106,368	47.1	13,062	61.5

Total investment portfolio	$225,652	100.0%	$21,242	100.0%

	As of March 31, 2011		Year Ended March 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc. (A)	$25,012	16.3%	$1,056	4.1%
Acme Cryogenics, Inc.	19,906	13.0	1,737	6.7
Cavert II Holding Corp.	18,252	11.9	1,675	6.4
Noble Logistics, Inc.	13,183	8.6	1,468	5.6
Danco Acquisition Corp.	12,746	8.3	1,599	6.1

Subtotal — five largest investments	89,099	58.1	7,535	28.9
Other portfolio companies	64,186	41.9	18,529	71.1

Total investment portfolio	$153,285	100.0%	$26,064	100.0%

(A)	New investment during the applicable year.

Other income decreased 84.0% from the prior year, primarily due to an aggregate of $9.1 million of other income, including success fee and dividend income, that we recorded in the prior year as a result of our exits from A. Stucki and Chase in June 2010 and December 2010, respectively, in addition to $1.2 million of success fee income resulting from prepayments from Cavert and Mathey during the year ended March 31, 2011. Other income for the year ended March 31, 2012 primarily consisted of $0.7 million of cash dividends received on preferred shares of Cavert, in connection with its recapitalization in April 2011, as well as an aggregate of $0.7 million of success fee income resulting from prepayments received from Mathey and Cavert during the year ended March 31, 2012.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased 24.2% for the year ended March 31, 2012, primarily due to a decrease in the incentive fee expense, as compared to the prior year.

The base management fee increased for the year ended March 31, 2012, as compared to the prior year, which is reflective of the increased size of our loan portfolio over the respective periods. The increase in the credit we received from our Adviser was a result of additional fees earned by our Adviser during the year ended March 31, 2012, related to the closings of our investments in Mitchell, SOG, SBS and Channel Technologies. The Adviser earned an incentive fee of $19 during the three months ended June 30, 2011, because net investment income for the quarter was above the hurdle rate. The incentive fee earned during the prior year was primarily due to other income recorded in connection with the sales of A. Stucki and Chase. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2012	2011
Average total assets subject to base management fee(A)	$219,300	$198,950
Multiplied by annual base management fee of 2%	2.0%	2.0%

Base management fee(B)	4,386	3,979
Reduction for loan servicing fees	(3,031)	(2,743)

Adjusted base management fee	$1,355	$1,236

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(15)
Credit for fees received by Adviser from the portfolio companies	(1,106)	(665)

Credit to base management fee from Adviser	(1,106)	(680)

Net base management fee	$249	$556

Incentive fee(B)	$19	$2,949
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors(C)	(54)	—

Net incentive fee	$(35)	$2,949

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$(15)
Credit for fees received by Adviser from portfolio companies	(1,106)	(665)
Incentive fee credit	(54)	—

Credit to base management and incentive fees from Adviser(B)	$(1,160)	$(680)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)

The credit to the incentive fee for the year ended March 31, 2012, was due to a payment of the incentive fee during the three months ended June 30, 2010, in relation to the dividend income recognized based on a best-efforts valuation of Neville, the property received in connection with the A. Stucki sale in June 2010. This property was sold during November 2011, resulting in an exit at a lower amount than the dividend recognized during the three months ended June 30, 2010. The Adviser determined to retroactively apply the exit value to the incentive fee calculation for the three months ended June 30, 2010, resulting in an additional credit of $54, which was recorded during the three months ended December 31, 2011.

Interest and dividend expense increased 40.0% for the year ended March 31, 2012, as compared to the prior year, primarily due to $0.2 million of dividends we paid on our Term Preferred Stock during fiscal year 2012. Removing the effect of the preferred stock dividend payment, interest expense for the year ended March 31, 2012, increased 11.3% over the prior year, due mainly to increased average borrowings under the Credit Facility, partially offset by a decreased average borrowing rate upon renewal of the Credit Facility in October 2011. The average balance outstanding on our Credit Facility during the year ended March 31, 2012, was $7.3 million, as compared to $2.9 million in the prior year. The effective interest rate charged on our borrowings for the year ended March 31, 2012, excluding the impact of deferred financing fees, was 10.0%, as compared to 22.7% for the prior year, which was inflated upward due to an ongoing unused commitment fee being allocated against minimal borrowings outstanding on our Credit Facility during fiscal year 2011.

Other expenses increased 25.4% for the year ended March 31, 2012, as compared to the prior year, primarily due to increases in stockholder-related costs and bad debt expense. We were required to write off certain deferred offering costs in connection with our registration statement during the year ended March 31, 2012, because we had not raised equity capital for a specified period of time. The increase in bad debt expense was due to the write-off of receivables from CCE, which we placed on non-accrual during the three months ended September 30, 2011.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

In April 2011, we recapitalized our investment in Cavert, receiving $8.5 million in proceeds and realizing a gain of $5.5 million. In November 2011, we sold Neville, the property we received as a dividend from A. Stucki in June 2010, for total proceeds of $0.3 million, which resulted in a realized loss of $0.3 million. We also recorded post-closing adjustments related to the A. Stucki exit in June 2010 and the Chase exit in December 2010, which we realized as a net loss of $0.1 million during the year ended March 31, 2012. During the year ended March 31, 2011, we exited two proprietary investments, A. Stucki and Chase, and one syndicated loan, Interstate FiberNet, Inc., for total proceeds of $92.5 million and recorded an aggregate realized gain of $23.5 million.

Unrealized Appreciation and Depreciation

During the year ended March 31, 2012, we recorded net unrealized appreciation on investments in the aggregate amount of $3.2 million, which included the reversal of $6.0 million in aggregate unrealized appreciation, primarily related to the Cavert recapitalization. Excluding reversals, we had $9.2 million in net unrealized appreciation for the year ended March 31, 2012.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2012, were as follows:

		Year Ended March 31, 2012
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	Control	$—	$8,811	$—	$8,811
Mathey Investments, Inc.	Control	—	4,366	—	4,366
SBS, Industries, LLC	Control	—	3,434	—	3,434
Mitchell Rubber Products, Inc.	Control	—	2,114	—	2,114
Tread Corp.	Control	—	2,003	—	2,003
Quench Holdings Corp.	Affiliate	—	1,996	—	1,996
SOG Specialty K&T, LLC	Control	—	1,948	—	1,948
Survey Sampling, LLC	Non-Control/Non-Affiliate	(1)	807	1	807
A. Stucki Holding Corp.	Control	412	—	—	412
Cavert II Holding Corp.	Affiliate	5,507	351	(6,194)	(336)
Noble Logistics, Inc.	Affiliate	—	(460)	95	(365)
Chase II Holding Corp.	Control	(563)	—	—	(563)
Precision Southeast, Inc.	Control	—	(619)	—	(619)
Venyu Solutions, Inc.	Control	—	(1,682)	—	(1,682)
Danco Acquisition Corp.	Affiliate	—	(3,077)	—	(3,077)
ASH Holdings Corp.	Control	—	(3,147)	—	(3,147)
Country Club Enterprises, LLC	Control	—	(7,560)	—	(7,560)
Other, net (<$250 Net)	Various	(264)	(101)	77	(288)

Total		$5,091	$9,184	$(6,021)	$8,254

The primary changes in our net unrealized appreciation for the year ended March 31, 2012, were notable appreciation in our equity investments in Acme Cryogenics, Inc. (“Acme”), Mathey and SBS, primarily due to both improved performance and an increase in multiples, and appreciation of our debt investment to Quench, which was paid off at par during the three months ended December 31, 2011. This appreciation was partially offset by increased depreciation in CCE, ASH and Danco Acquisition Corp. (“Danco”), primarily due to decreased performance, as well as the reversal of previously-recorded unrealized appreciation on the Cavert recapitalization. Excluding the impact of the aforementioned portfolio companies, the net unrealized appreciation of $4.2 million recognized on our investments was primarily due to an increase in certain comparable multiples used to estimate the fair value of our investments, partially offset by decreases in the performance of certain of our portfolio companies.

During the year ended March 31, 2011, we had net unrealized depreciation of investments in the aggregate amount of $23.2 million, which included the reversal of $21.9 million in unrealized appreciation, primarily related to the A. Stucki and Chase sales. Excluding reversals, we had $1.3 million in net unrealized depreciation for the year ended March 31, 2011. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2011, were as follows:

		Year Ended March 31, 2011
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Chase II Holding Corp.	Control	$6,856	$3,753	$(4,444)	$6,165
Acme Cryogenics, Inc.	Control	—	5,906	—	5,906
Noble Logistics, Inc.	Affiliate	—	4,489	—	4,489
Cavert II Holding Corp.	Control	—	2,446	—	2,446
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	507	—	507
Precision Southeast, Inc.	Control	—	253	—	253
Country Club Enterprises, LLC	Control	—	(309)	—	(309)
Quench Holdings Corp.	Affiliate	—	(747)	—	(747)
A. Stucki Holding Corp.	Control	16,614	—	(17,405)	(791)
ASH Holdings Corp.	Control	—	(3,718)	—	(3,718)
Galaxy Tool Holding Corp.	Control	—	(13,956)	—	(13,956)
Other, net (<$250 Net)	Various	19	47	(19)	47

Total		$23,489	$(1,329)	$(21,868)	$292

The primary changes in our net unrealized depreciation for the year ended March 31, 2011, were the reversal of previously-recorded unrealized appreciation on the A. Stucki and Chase sales, the unrealized depreciation recorded on Galaxy Tool Holding Corp. (“Galaxy”), which underwent a restructuring that resulted in the conversion of $12.1 million of debt at fair value as of June 30, 2010, into preferred and common equity, and a full markdown in fair value of ASH, which had a fair value of $0 as of March 31, 2011. Noteworthy appreciation was experienced in our equity holdings of Acme, Noble Logistics, Inc. (“Noble”) and Cavert. Excluding the impact of Galaxy, A. Stucki and Chase, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $7.6 million of net unrealized depreciation and $10.8 million of net unrealized appreciation on our debt positions and equity holdings, respectively, for the year ended March 31, 2012. At March 31, 2012, the fair value of our investment portfolio was less than our cost basis by approximately $40.7 million, as compared to $43.9 million at March 31, 2011, representing net unrealized appreciation of approximately $3.2 million for fiscal year 2012. We believe that our aggregate investment portfolio was valued at a depreciated value due to the general instability of the loan markets and lingering effects of the recent recession on the performance of certain of our portfolio companies. Even though valuations have generally stabilized over the past year, our entire portfolio was fair valued at 84.7% of cost as of March 31, 2012. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Gain and Loss on Other

Realized Loss

For the year ended March 31, 2012, we recorded a net realized loss of $40 due to the expiration of one of our interest rate cap agreements. There were no non-investment realized gains or losses during the year ended March 31, 2011.

Unrealized Appreciation and Depreciation

For the year ended March 31, 2012, we recorded a minimal amount of unrealized appreciation due to the reversal of previously-recorded unrealized depreciation on an interest rate cap upon its expiration and the resulting realized loss, partially offset by the decrease in fair value of our interest rate cap agreements. For the year ended March 31, 2011, we recorded unrealized depreciation of $24 due to the decrease in fair value of our interest rate cap agreements.

Comparison of the Fiscal Year Ended March 31, 2011, to the Fiscal Year Ended March 31, 2010

	For the fiscal year ended March 31,
	2011	2010	$ Change	% Change
INVESTMENT INCOME
Interest income	$15,722	$19,817	$(4,095)	(20.7)%
Other income	10,342	968	9,374	968.4

Total investment income	26,064	20,785	5,279	25.4

EXPENSES
Base management fee	3,979	4,484	(505)	(11.3)
Incentive fee	2,949	588	2,361	401.5
Administration fee	753	676	77	11.4
Interest expense	690	1,984	(1,294)	(65.2)
Amortization of deferred financing fees	491	1,618	(1,127)	(69.7)
Other	1,711	1,663	48	2.9

Expenses before credits from Adviser	10,573	11,013	(440)	(4.0)
Credits to fees	(680)	(826)	146	(17.7)

Total expenses net of credits to fee	9,893	10,187	(294)	(2.9)

NET INVESTMENT INCOME	16,171	10,598	5,573	52.6

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain (loss) on investments	23,489	(35,923)	59,412	NM
Net realized loss on other	—	(53)	53	(100.0)
Net unrealized (depreciation) appreciation on investments	(23,197)	14,305	(37,502)	NM
Net unrealized (depreciation) appreciation on other	(24)	2	(26)	NM

Net realized and unrealized gain on investments and other	268	(21,669)	21,937	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$16,439	$(11,071)	$27,510	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE — BASIC AND DILUTED	$0.74	$(0.50)	$1.24	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 25.4% for the year ended March 31, 2011, as compared to the prior year. This increase was due mainly to success fee and dividend income resulting from our exits from A. Stucki and Chase in June 2010 and December, 2010, respectively, and the success fee prepayments from Cavert and Mathey, partially offset by an overall decrease in the size of our loan portfolio, as compared to the prior year.

Interest income from our investments in debt securities decreased by 20.7% for the year ended March 31, 2011, as compared to the prior year for several reasons. The level of interest income from investments is directly related to the balance, at cost, of the interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average cost basis of our interest-bearing investment portfolio during the year ended March 31, 2011, was approximately $138.1 million, compared to approximately $179.2 million for the prior year, due primarily to the Syndicated Loan Sales, the exits from A. Stucki and Chase, the restructuring of Galaxy and the payoff of ITC, partially offset with new investments in Venyu and Precision, subsequent to March 31, 2010. As of March 31, 2011 and 2010, one loan, ASH, was on non-accrual, with a weighted average cost basis of $8.3 million and $6.6 million for the years ended March 31, 2011 and 2010, respectively.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2011		Year Ended March 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc.	$25,012	16.3%	$1,056	4.1%
Acme Cryogenics, Inc.	19,906	13.0	1,737	6.7
Cavert II Holding Corp.	18,252	11.9	1,675	6.4
Noble Logistics, Inc.	13,183	8.6	1,468	5.6
Danco Acquisition Corp.	12,746	8.3	1,599	6.1

Subtotal — five largest investments	89,099	58.1	7,535	28.9
Other portfolio companies	64,186	41.9	18,529	71.1

Total investment portfolio	$153,285	100.0%	$26,064	100.0%

	As of March 31, 2010		Year Ended March 31, 2010
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
A. Stucki Holding Corp.	$50,379	24.3%	$3,246	15.6%
Chase II Holdings Corp.	29,101	14.1	2,545	12.2
Cavert II Holding Corp.	18,731	9.1	1,204	5.8
Galaxy Tool Holding Corp.	17,099	8.3	2,361	11.4
Danco Acquisition Corp.	13,953	6.7	1,661	8.0

Subtotal — five largest investments	129,263	62.5	11,017	53.0
Other portfolio companies	77,595	37.5	9,768	47.0

Total investment portfolio	$206,858	100.0%	$20,785	100.0%

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the year ended March 31, 2011, was 11.4%, compared to 11.0% for the prior year. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the year ended March 31, 2011, resulted primarily from the sales of lower interest-bearing senior syndicated loans. The composition of our investment portfolio was primarily Control and Affiliate investments as of March 31, 2011.

Other income increased significantly due to our sales of A. Stucki and Chase and success fee prepayments from Cavert and Mathey. We received an aggregate of $4.2 million in success fee income resulting from our sales of A. Stucki and Chase in June and December 2010, respectively. In addition, we recorded and collected $4.3 million of aggregate cash dividends on preferred shares of A. Stucki and Chase. We also accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale. In total, we recorded $9.0 million in other income resulting from the sales of A. Stucki and Chase. During the year ended March 31, 2011, we also recorded $0.8 million and $0.4 million in success fee income resulting from prepayments received from Cavert and Mathey, respectively. Other income for the year ended March 31, 2010, primarily consisted of $1.0 million of accrued cash dividends received from A. Stucki.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased slightly for the year ended March 31, 2011, primarily due to a reduction in interest expense and the amortization of deferred financing fees associated with the Credit Facility, partially offset by an increase in the incentive fee accrual, as compared to the prior year.

The base management fee decreased for the year ended March 31, 2011, as compared to the prior year, which is reflective of the decreased size of our loan portfolio over the respective periods, caused primarily by the A. Stucki and Chase exits in June and December 2010, respectively. Due to the liquidation of the majority of our syndicated loans, the credit received against the gross base management fee for investments in syndicated loans was also reduced. However, the credit we received for fees paid to our Adviser from our portfolio companies increased during the year ended March 31, 2011, due to fees earned on the closing of new investments in Venyu and Precision. An incentive fee was earned by the Adviser during the year ended March 31, 2011, due primarily to other income recorded in connection with the A. Stucki and Chase sales. The incentive fee earned during the prior year was due primarily to a one-time dividend prepayment received from A. Stucki. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2011	2010
Average total assets subject to base management fee(A)	$198,950	$224,200
Multiplied by annual base management fee of 2%	2%	2%

Base management fee(B)	3,979	4,484

Reduction for loan servicing fees	(2,743)	(3,747)

Adjusted base management fee	$1,236	$737

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	(15)	(291)
Credit for fees received by Adviser from the portfolio companies	(665)	(433)

Credit to base management fee from Adviser	(680)	(724)

Net base management fee	$556	$13

Incentive fee(B)	$2,949	$588
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors	—	(102)

Net incentive fee	$2,949	$486

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$(15)	$(291)
Credit for fees received by Adviser from portfolio companies	(665)	(433)
Incentive fee credit	—	(102)

Credit to base management and incentive fees from Adviser(B)	$(680)	$(826)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected, in total, as a line item on the Consolidated Statement of Operations located elsewhere in this report.

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

Realized and Unrealized Gain (Loss) on Investments

Realized Losses

During the year ended March 31, 2011, we exited two proprietary investments, A. Stucki and Chase, and one syndicated loan, Interstate FiberNet, Inc., for total proceeds of $92.5 million and recorded a realized gain of $23.5 million. During the year ended March 31, 2010, we exited 30 senior syndicated loans and a portion of another senior syndicated loan for aggregate proceeds of approximately $74.7 million in cash and recorded a realized loss of approximately $35.9 million. These Syndicated Loan Sales and recognition of realized losses resulted from the liquidity needs associated with the repayment of amounts outstanding under our Prior Credit Facility that matured in April 2009.

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

		Year Ended March 31, 2011
Portfolio Company	Investment Classification	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
Chase II Holding Corp.	Control	$6,856	$3,753	$(4,444)	$6,165
Acme Cryogenics, Inc.	Control	—	5,906	—	5,906
Noble Logistics, Inc.	Affiliate	—	4,489	—	4,489
Cavert II Holding Corp.	Control	—	2,446	—	2,446
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	507	—	507
Precision Southeast, Inc.	Control	—	253	—	253
American Greetings Corporation	Non-Control/Non-Affiliate	—	178	—	178
Mathey Investments, Inc.	Control	—	119	—	119
Country Club Enterprises, LLC	Control	—	(309)	—	(309)
Quench Holdings Corp.	Affiliate	—	(747)	—	(747)
A. Stucki Holding Corp.	Control	16,614	—	(17,405)	(791)
ASH Holdings Corp.	Control	—	(3,718)	—	(3,718)
Galaxy Tool Holding Corp.	Control	—	(13,956)	—	(13,956)
Other, net (<$100 Net)	Various	19	(250)	(19)	(250)

Total		$23,489	$(1,329)	$(21,868)	$292

The primary changes in our net unrealized depreciation for the year ended March 31, 2011, were the reversal of previously recorded unrealized appreciation on the A. Stucki and Chase exits, the unrealized depreciation recorded on Galaxy, which underwent a restructuring which resulted in the conversion of $12.1 million of debt at fair value as of June 30, 2010, into preferred and common equity, and a full markdown in fair value on ASH, which had a fair value of $0 as of March 31, 2011. Noteworthy appreciation was experienced in our equity holdings of Acme, Noble and Cavert. Excluding the impact of Galaxy, A. Stucki and Chase, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

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

The primary driver of our net unrealized appreciation for the year ended March 31, 2010, was the reversal of previously-recorded unrealized depreciation on our senior syndicated loan sales. Significant appreciation was also experienced in our equity holdings of Cavert and Stucki, as well as in our debt position of ITC. Substantial depreciation occurred in our equity holdings of several Control and Affiliate investments, most notably Acme, Chase, Galaxy, and CCE. The unrealized depreciation recognized on our portfolio investments was due predominantly to a reduction in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded an aggregate of approximately $1.0 million of net unrealized depreciation on our debt positions for the year ended March 31, 2011, while our equity holdings experienced an aggregate of approximately $22.2 million of net unrealized depreciation. At March 31, 2011, the fair value of our investment portfolio was less than our cost basis by approximately $43.9 million, as compared to $20.7 million at March 31, 2010, representing net unrealized depreciation of $23.2 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value at March 31, 2011 due primarily to the general instability of the loan markets and resulting decrease in market multiples relative to where multiples were when we originated the investments in our portfolio. Even though valuations generally stabilized in the several quarters prior to March 31, 2011, our entire portfolio was fair valued at 77.7% of cost as of March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the year ended March 31, 2012, was approximately $48.7 million, as compared to net cash provided by operating activities of $67.1 million during the year ended March 31, 2011. This decrease in cash from operating activities was primarily due to the increase in cash disbursed during the year ended March 31, 2012, for the investments in four new portfolio companies, as well as a decrease in the amount of principal repayments received from portfolio companies and proceeds from sales. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, management fees to our Adviser, and other entity-level expenses.

At March 31, 2012, we had equity investments in or loans to 17 private companies with an aggregate cost basis of approximately $266.4 million. At March 31, 2011, we had investments in equity of, loans to or syndicated participations in 17 private companies with an aggregate cost basis of approximately $197.2 million. The following table summarizes our total portfolio investment activity during the years ended March 31, 2012 and 2011:

	Years Ended March 31,
	2012	2011
Beginning investment portfolio, at fair value	$153,285	$206,858
New investments	76,895	35,814
Disbursements to existing portfolio companies	14,403	7,293
Scheduled principal repayments	(921)	(3,214)
Unscheduled principal repayments	(18,233)	(59,037)
Amortization of premiums and discounts	—	(8)
Proceeds from sales	(8,031)	(35,009)
Net realized gain	5,091	23,489
Net unrealized appreciation (depreciation)	9,184	(1,329)
Reversal of net unrealized appreciation	(6,021)	(21,868)
Other cash activity, net	—	(231)
Other non-cash activity, net	—	527

Ending investment portfolio, at fair value	$225,652	$153,285

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2012:

		Amount
For the fiscal year ending March 31:	2013	$36,453
	2014	29,568
	2015	32,887
	2016	26,775
	2017	65,485
	Thereafter	—

	Total contractual repayments	$191,168
	Investments in equity securities	75,459
	Adjustments to cost basis on debt securities	(232)

	Total cost basis of investments held at March 31, 2012:	$266,395

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2012, was approximately $59.6 million, consisting primarily of proceeds from the issuance of our Term Preferred Stock of $40.0 million and net borrowings on the short-term loan in excess of repayments by $36.0 million, partially offset by $13.6 million in distributions to common stockholders. Net cash used in financing activities for the year ended March 31, 2011, was approximately $74.2 million, which was primarily a result of net repayments on the short-term loan and our Credit Facility in excess of borrowings by approximately $62.8 million, plus $10.6 million in distributions to common stockholders.

Distributions

To qualify as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.040 per common share for each month during the years ended March 31, 2010 and 2011. During the fiscal year ended March 31, 2012, we declared and paid monthly cash distributions of $0.045 per common share for the months of April, May and June 2011 and $0.050 per common share for the months of July 2011 through March 2012. During the fiscal year ended March 31, 2012, we also paid a cash distribution of $0.12369792 per share of our Term Preferred Stock, representing the pro-rated monthly distribution amount for the period that the Term Preferred Stock was issued and outstanding in the month of March 2012. Additionally, our Board of Directors declared, and we paid, a one-time dividend of $0.03 per common share in March 2012. In total, our cash distributions to common stockholders were approximately $13.6 million, or $0.615 per common share. We declared these distributions based on our estimates of net taxable income for the year ended March 31, 2012.

For the fiscal years ended March 31, 2012 and 2011, our distributions to common stockholders of approximately $13.6 million and $10.6 million, respectively, were less than our taxable income over the same years. At both year-ends, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

Equity

On July 21, 2009, we filed a registration statement (the “Registration Statement”) on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009, and declared effective by the SEC on October 8, 2009. We filed post-effective amendments to the Registration Statement on August 24, 2010, and November 22, 2010, which the SEC declared effective on December 23, 2010. We also filed post-effective amendments on June 17, 2011, and August 17, 2011, which the SEC declared effective on September 9, 2011. The Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. To date, under the Registration Statement, we have issued $40.0 million in Term Preferred Stock. Currently, we have the availability to raise up to $260.0 million of additional capital through the sale of securities that are registered under the Registration Statement in one or more future public offerings.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On March 30, 2012, our stock closed trading at $7.57, representing a 19.3% discount to our NAV as of March 31, 2012 of $9.38 per share. On May 18, 2012, the closing market price of our common stock was $6.91 per share, representing a 26.3% discount to our NAV as of March 31, 2012. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our annual meeting of stockholders held on August 2, 2011, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. We will again ask our stockholders to approve such a proposal at the 2012 annual meeting of stockholders. In spite of such stockholder approval, we have never issued common stock below NAV per common share and we have not issued any common stock since May 2008.

Term Preferred Stock

Pursuant to our Registration Statement, in March 2012, we completed an offering of 1.6 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us were approximately $38.0 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to the offering, which have been recorded as an asset in accordance with GAAP and are being amortized over the redemption period ending February 28, 2017.

The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.9 million per year). We are required to redeem all of the outstanding Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. The Term Preferred Stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the Term Preferred Stock have been paid in full. In addition, there are three other potential redemption triggers: 1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Term Preferred Stock; 2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of the Term Preferred Stock.

The Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks. In addition, the Term Preferred Stock is not convertible into our common stock or any other security.

Revolving Credit Facility

On October 26, 2011, through our wholly-owned subsidiary, Business Investment, we entered into a fourth amended and restated credit agreement increasing the commitment amount on our Credit Facility from $50.0 million to $60.0 million. The Credit Facility was arranged by BB&T and Keybank as joint lead arrangers and committed lenders with BB&T also serving as administrative agent. This replaced the prior revolving line of credit entered into by us, BB&T and Keybank on April 14, 2009, which provided a $50.0 million revolving line of credit and the renewal of such revolving line of credit through a third amended and restated credit agreement on April 13, 2010. The third amended and restated credit agreement provided for a $50.0 million, two-year revolving line of credit, with advances under the line of credit generally bearing interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding were above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding were below 50.0% of the commitment.

Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $175 million through the addition of other committed lenders to the facility. The Credit Facility matures on October 25, 2014, and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised, subject to compliance with the covenants set forth in the credit agreement, on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment. As of March 31, 2012, we had no borrowings outstanding with approximately $58.4 million of availability under the Credit Facility.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011, 2012, 2013 and 2014. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of May 18, 2012, we were in compliance with all covenants.

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

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. BB&T is also the trustee of the account and generally remits the collected funds to us once a month. At May 18, 2012, the amount due from the custodian was approximately $0.5 million.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of May 18, 2012, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is partially subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. Our entire portfolio was fair valued at 84.7% of cost as of March 31, 2012. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.

The Credit Facility matures on October 25, 2014, and, if the facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on or before October 25, 2015. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by then current economic conditions affecting the credit markets. If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders. Our inability to pay distributions could result in our failure to qualify to be taxed as a RIC. Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing or issue Senior Securities in place of the Credit Facility, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, such as those recorded in connection with the Syndicated Loan Sales, which resulted in a realized loss of approximately $34.6 million during the quarter ended June 30, 2009. Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility. The asset coverage requirement of a BDC under Section 18(h) of the 1940 Act effectively limits our ability to issue Senior Securities by requiring that the asset coverage on all of our Senior Securities (after such issuance) is at least 200%. Based on the recent trading prices of our common stock, a common equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Short-Term Loan

For each quarter end since June 30, 2009, we satisfied the 50% threshold to maintain RIC status, in part, through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, before the most recent quarter end, on March 28, 2012, we purchased $85.0 million short-term U.S. Treasury Bills through Jefferies. The T-Bills were purchased on margin using $9.0 million in cash and the proceeds from a $76.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.64%. On April 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies and received the $9.0 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of March 31, 2012 and 2011 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $4.7 million of obligations of ASH and CCE. As of March 31, 2012, we have not been required to make any payments on any of the guaranties and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of March 31, 2012, at cost:

	Principal Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Credit Facility	$—	$—	$—	$—	$—
Term Preferred Stock	40,000	—	—	40,000	—
Interest and dividend payments on obligations(B)	14,793	3,154	6,177	5,462	—

Total	$54,793	$3,154	$6,177	$45,462	$—

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $6.4 million.
(B)

Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Interest payments on the Credit Facility include only the unused commitment fee, as there were no borrowings outstanding under the Credit Facility as of March 31, 2012. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

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

General Valuation Policy: We value our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, we value securities for which market quotations are readily available and reliable at their market value. We value all other securities and assets at fair value, as determined in good faith by our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

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

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include our own assumptions based upon the best available information.

As of March 31, 2012 and 2011, all of our investments were valued using Level 3 inputs. See Note 3—Investments in our accompanying notes to our Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific, third-party appraisals are obtained, we would use estimates of value provided by such appraisals and our own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

In determining the value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter, our Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio.

The Policy, which is summarized below, applies to the following categories of securities:

•	Publicly-traded securities;

•	Securities for which a limited market exists; and

•	Securities for which no market exists.

Valuation Methods:

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature.

Securities for which a limited market exists: We value securities that are not traded on an established, secondary securities market but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, we assess trading activity in the asset class and evaluate variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if we conclude that quotes based on active markets or trading activity may be relied upon, firm bid-ask price ranges are requested; however, if firm bid-ask prices are unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective, originating syndication agent’s trading desk or secondary desk on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums, including, among other things, increased probability of default, higher loss given default and increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

At March 31, 2011, we determined that IBPs were reliable indicators of fair value for our syndicated investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820. As of March 31, 2012, we had no syndicated investments.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly-traded on an established securities market or for which a limited market does not exist (“Non-Public Debt Securities”) and that are issued by portfolio companies in which we have no equity or equity-like securities are fair valued in accordance with the terms of the Policy, which utilize opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, we have engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity or equity-like securities. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation and may decline to make requested evaluations for any reason, at its sole discretion. Quarterly, we collect data with respect to the investments (which includes portfolio company financial and operational performance and the information described below under “—Credit Information,” the risk ratings of the loans, described below under “—Loan Grading and Risk Rating” and the factors described hereunder). This portfolio company data is forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that we have assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity or equity-like securities are submitted to our Board of Directors along with our Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. Our Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when our Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, our Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether our Adviser has followed its established procedures for determinations of fair value, and votes to accept or reject the recommended valuation of our investment portfolio. Our Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on the Schedule of Investments included in our accompanying Consolidated Financial Statements.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, management makes its own determination about the value of these investments in accordance with our valuation policy using the methods described herein.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly-traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once we have estimated the TEV of the issuer, we will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical, secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), we have defined our “unit of account” at the investment level (either debt or equity), and thus determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

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

Valuation Considerations: From time to time, depending on certain circumstances, the Adviser may use the following valuation considerations, including, but not limited to:

•	the nature and realizable value of the collateral;

•	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

•	the markets in which the portfolio company does business;

•	the comparison to publicly-traded companies; and

•	DCF and other relevant factors.

Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

Credit Information: Our Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and our Adviser generally participate in the periodic board meetings of our portfolio companies in which we hold Control and Affiliate investments and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, our Adviser calculates and evaluates the credit statistics.

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

(a)

The default rates set forth are for a 10-year term debt security. If a debt security is less than 10 years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of March 31, 2012, two control investments, ASH and CCE, were on non-accrual with an aggregate fair value of $0. At March 31, 2011, one Control investment, ASH, was on non-accrual with a fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of March 31, 2012 and 2011, representing approximately 100.0% and 95.8%, respectively, of the principal balance of all loans in our portfolio at the end of each period:

	As of March 31,
Rating	2012	2011
Highest	7.9	9.2
Average	5.0	5.6
Weighted Average	5.3	5.7
Lowest	2.4	2.6

As of March 31, 2012, we did not have any non-proprietary loans in our investment portfolio. At March 31, 2011, the risk rating for our syndicated loan that was not rated by an NRSRO, Survey Sampling, was 7.0, representing approximately 1.7% of the principal balance of all loans in our portfolio at March 31, 2011. Survey Sampling was repaid at par in July 2011. We do not currently have any loans that are rated by an NRSRO, but if we did, we would risk rate such loans in accordance with the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. At March 31, 2011, the weighted average risk ratings for all loans in our portfolio that were rated by an NRSRO were BB+/Ba2, representing approximately 2.5% of the principal balance of all loans in our portfolio at March 31, 2011. Our last remaining non-proprietary loans rated by an NRSRO, Fifth Third Processing Solutions, LLC, and American Greetings Corporation, were repaid at premiums in May and December 2011, respectively.

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. However, we did incur an excise tax of $30 and $24 for the calendar years ended December 31, 2011 and 2010, respectively. Under the RIC Modernization Act (the “RIC Act”), we will be permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation.

We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we will continue to account for the recognition of income from the success fees upon receipt, or when the amount becomes fixed. However, starting January 1, 2011, the tax characterization of the success fee amount was and will continue to be treated as ordinary income. Prior to January 1, 2011, we had treated the success fee amount as a capital gain for tax characterization purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At March 31, 2012, ASH and CCE were on non-accrual. These non-accrual loans had an aggregate cost value of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0. At March 31, 2011, ASH was on non-accrual with a debt cost basis of $9.3 million, or 6.7% of the cost basis of debt investments in our portfolio, and a fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision at March 31, 2012; however, during the year ended March 31, 2012, we recorded PIK income of $7. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan which had a PIK provision was paid off, at par, during the quarter ended September 30, 2011. We recorded PIK income of $12 for the year ended March 31, 2011.

Other Income Recognition

We record success fees upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Consolidated Statements of Operations. We recorded $0.7 million of success fees during the year ended March 31, 2012, representing prepayments received from Mathey and Cavert. During the year ended March 31, 2011, we recorded success fees of $5.4 million, including $2.3 million from the exit and payoff of Chase, $1.9 million from the exit and payoff of A. Stucki, $0.8 million from a prepayment received from Cavert and $0.4 million from a prepayment received from Mathey.

Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in other income in our accompanying Consolidated Statements of Operations. We recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert in the year ended March 31, 2012. During the year ended March 31, 2011, we recorded and collected $4.0 million of dividends accrued on preferred shares of Chase, recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in our accompanying notes to our Consolidated Financial Statements included elsewhere in this report for a description and our application of recent accounting pronouncements. Our adoption of these recent accounting pronouncements did not have a material effect on our financial position and results of operations.

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

While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At March 31, 2012, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

76.7	Variable rates with a floor
23.3	Fixed rates

100.0%	Total

The U.S. is beginning to recover from the recession that largely began in late 2007. Despite signs of economic improvement, unstable economic conditions could adversely affect the financial position and results of operations of certain of the middle-market companies in our portfolio, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. During the year ended March 31, 2011, we experienced write-downs across our portfolio, most of which were due to reductions in comparable multiples and market pricing and to a lesser extent reductions in the performance of certain portfolio companies used to estimate the fair value of our investments. After mark downs in our portfolio in the fiscal year 2010, our portfolio generally stabilized as reflected by only $1.3 million in write-downs for the fiscal year 2011, excluding reversals from realizations. During the year ended March 31, 2012, our portfolio partially recovered, as we experienced net appreciation of $9.2 million for the year, excluding reversals, though we still remain in a net depreciated position as of March 31, 2012. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

In October 2011, we renewed a revolving line of credit with BB&T for up to $60.0 million. The Credit Facility matures on October 25, 2014, and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts.

In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 and expiring in May 2012, in connection with our April 2010 renewal of the Credit Facility. At March 31, 2012, the interest rate cap agreement had a fair value of $0.

In December 2011, we entered into a forward interest rate cap agreement, effective May 2012 and expiring in October 2013, in connection with our October 2011 renewal of the Credit Facility. At March 31, 2012, the interest rate cap agreement had a fair value of $2. Collectively, we have an interest rate cap agreement in place continuously through October 2013.

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

(dollars in thousands)			Net Increase in
Basis Point Change(A)	Increase in Interest Income	Increase in Interest Expense(B)	Net Assets Resulting from Operations
Up 100 basis points	$32	$—	$32
Up 200 basis points	352	—	352
Up 300 basis points	1,126	—	1,126

(A)	As of March 31, 2012, our effective average LIBOR was 0.24%; thus, a 100 basis point decrease could not occur.
(B)	As of March 31, 2012, we had no borrowings outstanding under the Credit Facility.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

May 21, 2012

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Gladstone Investment Corporation (the “Company”) and its subsidiaries at March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at March 31, 2012, by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

May 21, 2012

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31,
	2012	2011

ASSETS
Investments at fair value
Control investments (Cost of $186,743 and $136,306, respectively)	$157,544	$104,062
Affiliate investments (Cost of $70,015 and $45,145, respectively)	58,831	34,556
Non-Control/Non-Affiliate investments (Cost of $9,637 and $15,741, respectively)	9,277	14,667

Total investments at fair value (Cost of $266,395 and $197,192, respectively)	225,652	153,285
Cash and cash equivalents	91,546	80,580
Restricted cash	1,928	4,499
Interest receivable	1,250	737
Due from Custodian	1,527	859
Deferred financing costs	2,792	373
Other assets	602	776

TOTAL ASSETS	$325,297	$241,109

LIABILITIES
Borrowings at fair value:
Short-term loan (Cost of $76,005 and $40,000, respectively)	$76,005	$40,000
Line of credit (Cost of $0)	—	—

Total borrowings (Cost of $76,005 and $40,000, respectively)	76,005	40,000
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 1,610,000 and no shares authorized; 1,600,000 and no shares issued and outstanding at March 31, 2012 and 2011, respectively	40,000	—
Accounts payable and accrued expenses	506	201
Fees due to Adviser(A)	496	499
Fee due to Administrator(A)	218	171
Other liabilities	856	1,409

TOTAL LIABILITIES	118,081	42,280

Commitments and contingencies(B)

NET ASSETS	$207,216	$198,829

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at March 31, 2012 and 2011, respectively	$22	$22
Capital in excess of par value	257,131	257,192
Cumulative net unrealized depreciation of investments	(40,743)	(43,907)
Cumulative net unrealized depreciation of other	(68)	(76)
Net investment income in excess of distributions	321	165
Accumulated net realized loss	(9,447)	(14,567)

TOTAL NET ASSETS	$207,216	$198,829

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.38	$9.00

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 12—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2012	2011	2010
INVESTMENT INCOME
Interest income:
Control investments	$12,548	$10,108	$11,745
Affiliate investments	5,593	4,003	5,677
Non-Control/Non-Affiliate investments	1,440	1,578	2,393
Cash and cash equivalents	7	33	2

Total interest income	19,588	15,722	19,817
Other income:
Control investments	1,477	10,342	968
Non-Control/Non-Affiliate investments	177	—	—

Total other income	1,654	10,342	968

Total investment income	21,242	26,064	20,785

EXPENSES
Base management fee(A)	4,386	3,979	4,484
Incentive fee(A)	19	2,949	588
Administration fee(A)	684	753	676
Interest expense on borrowings	768	690	1,984
Dividends on mandatorily redeemable preferred stock	198	—	—
Amortization of deferred financing costs	459	491	1,618
Professional fees	591	473	626
Other general and administrative expenses	1,554	1,238	1,037

Expenses before credits from Adviser	8,659	10,573	11,013
Credits to fees(A)	(1,160)	(680)	(826)

Total expenses net of credits to fees	7,499	9,893	10,187

NET INVESTMENT INCOME	$13,743	$16,171	$10,598

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Control investments	5,087	23,471	—
Affiliate investments	—	—	—
Non-Control/Non-Affiliate investments	4	18	(35,923)
Other	(40)	—	(53)

Total net realized gain (loss)	5,051	23,489	(35,976)
Net unrealized appreciation (depreciation):
Control investments	3,045	(28,325)	(20,001)
Affiliate investments	(596)	4,473	(4,061)
Non-Control/Non-Affiliate investments	714	655	38,367
Other	9	(24)	2

Total net unrealized appreciation (depreciation)	3,172	(23,221)	14,307

Net realized and unrealized gain (loss)	8,223	268	(21,669)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,966	$16,439	$(11,071)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.99	$0.74	$(0.50)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	22,080,133	22,080,133	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2012	2011	2010
Operations:
Net investment income	$13,743	$16,171	$10,598
Net realized gain (loss) on investments	5,091	23,489	(35,923)
Net realized loss on other	(40)	—	(53)
Net unrealized appreciation (depreciation) of investments	3,163	(23,197)	14,305
Net unrealized appreciation (depreciation) of other	9	(24)	2

Net increase (decrease) in net assets from operations	21,966	16,439	(11,071)

Capital transactions:
Shelf offering registration costs, net	—	10	(155)

Distributions to common stockholders from:
Net investment income	(13,579)	(10,598)	(10,598)

Total increase (decrease) in net assets	8,387	5,851	(21,824)
Net assets at beginning of year	198,829	192,978	214,802

Net assets at end of year	$207,216	$198,829	$192,978

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$21,966	$16,439	$(11,071)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(91,298)	(43,634)	(4,788)
Principal repayments of investments	19,154	62,482	15,534
Proceeds from the sale of investments	8,031	35,009	74,706
Net realized (gain) loss on investments	(5,091)	(23,489)	35,923
Net realized loss on other	40	—	53
Net unrealized (appreciation) depreciation of investments	(3,163)	23,197	(14,305)
Net unrealized (appreciation) depreciation of other	(9)	24	(2)
Net amortization of premiums and discounts	—	8	2
Amortization of deferred financing costs	459	491	1,618
Decrease (increase) in restricted cash	2,571	(4,499)	—
(Increase) decrease in interest receivable	(513)	497	266
(Increase) decrease in due from Custodian	(668)	76	1,771
Decrease (increase) in other assets	162	(438)	(30)
Increase (decrease) in accounts payable and accrued expenses	197	(1)	(1,077)
Increase (decrease) in fees due to Adviser(A)	(3)	(222)	534
Increase (decrease) in administration fee payable to Administrator(A)	47	22	(30)
(Decrease) increase in other liabilities	(553)	1,114	168

Net cash (used in) provided by operating activities	(48,671)	67,076	99,272

CASH FLOWS FROM FINANCING ACTIVITIES
Shelf offering registration proceeds (costs)	—	10	(155)
Proceeds from short-term loans	254,507	207,401	290,000
Repayments on short-term loans	(218,502)	(242,401)	(215,000)
Proceeds from Credit Facility	59,200	24,000	107,500
Repayments on Credit Facility	(59,200)	(51,800)	(189,965)
Proceeds from issuance of mandatorily redeemable preferred stock	40,000	—	—
Purchase of derivatives	(29)	(41)	(39)
Deferred financing costs	(2,760)	(784)	(534)
Distributions paid to common stockholders	(13,579)	(10,598)	(10,598)

Net cash provided by (used in) financing activities	59,637	(74,213)	(18,791)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,966	(7,137)	80,481
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	80,580	87,717	7,236

CASH AND CASH EQUIVALENTS, END OF YEAR	$91,546	$80,580	$87,717

CASH PAID DURING YEAR FOR INTEREST	$777	$762	$2,182

NON-CASH ACTIVITIES(B)	$—	$527	$850

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	2011:	Non-cash activities represent real property distributed to shareholders of A.Stucki Holding Corp. prior to its sale in June 2010, from which we recorded dividend income of $515 and $12 of paid in-kind income from our syndicated loan to Survey Sampling, LLC. The distributed property is included in our Condensed Schedule of Investments under Neville Limited at March 31, 2011, and its fair value was recognized as other income on our Statements of Operations during the year ended March 31, 2011. This property was sold during the three months ended December 31, 2011.
	2010:	Non-cash activities represent an investment disbursement to Cavert II Holding Corp. (“Cavert”) of approximately $850 on their revolving line of credit, which proceeds were used to make the next four quarterly payments due under normal amortization for both their senior term A and senior term B loans in a non-cash transaction.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	10,994
		Common Stock (418,072 shares)(C)(F)		1,045	2,132
		Common Stock Warrants (452,683 shares)(C)(F)		25	675

				22,554	28,301

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $570 available (3.0%, Due 3/2013)(G)	6,430	6,388	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(G)	6,250	6,060	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($750)

				14,952	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (14.0%, Due 11/2014)(G)	4,000	4,000	—
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	—
		Guaranty ($2,000)
		Guaranty ($1,998)

				11,725	—

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(C)(F)		19,658	1,493
		Common Stock (48,093 shares)(C)(F)		48	—

				24,926	6,713

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2013)	2,375	2,375	2,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (2.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	4,164

				10,379	13,766

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679
		Preferred Stock (27,900 shares)(C)(F)		2,790	2,954
		Common Stock (27,900 shares)(C)(F)		28	1,858

				16,378	18,491

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 9/2012)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	1,634
		Common Stock (90,909 shares)(C)(F)		91	—

				10,524	10,158

SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,087
		Common Stock (221,500 shares)(C)(F)		221	3,563

				13,570	17,005

SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,697

				28,148	30,096

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)	7,750	7,750	7,750
		Preferred Stock (832,765 shares)(C)(F)		833	1,080
		Common Stock (129,067 shares)(C)(F)		1	96
		Common Stock Warrants (1,247,727 shares)(C)(F)		3	758

				8,587	9,684

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	4,330

				25,000	23,330

Total Control Investments (represents 69.8% of total investments at fair value)				$186,743	$157,544

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.(H)	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 4/2016)(D)(E)	$1,050	$1,050	$1,067
		Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	5,700	5,700	5,771
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,741
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,596

				13,265	14,175

Channel Technologies Group, LLC	Manufacturing — acoustic products	Revolving Credit Facility, $400 available (7.0%, Due 12/2012)(D)	850	850	843
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,926	5,926	5,875
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,642
		Preferred Stock (1,599 shares)(C)(F)		1,599	1,631
		Common Stock (1,598,616 shares)(C)(F)		—	75

				19,125	19,066

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $450 available (10.0%, Due 10/2012)(D)	1,800	1,800	1,350
		Senior Term Debt (10.0%, Due 10/2012)(D)	2,575	2,575	1,931
		Senior Term Debt (12.5%, Due 4/2013)(D)(E)	8,891	8,891	6,669
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				15,769	9,950

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (10.5%, Due 1/2013)(D)	500	500	315
		Senior Term Debt (11.0%, Due 1/2013)(D)	7,227	7,227	4,553
		Senior Term Debt (10.5%, Due 1/2013)(D)	3,650	3,650	2,300
		Senior Term Debt (10.5%, Due 1/2013)(D)(E)	3,650	3,650	2,299
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	3,550
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,459	13,017

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	2,623
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	2,623

Total Affiliate Investments (represents 26.1% of total investments at fair value)				$70,015	$58,831

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (12.3%, Due 5/2014)(D)	6,477	6,477	6,356
		Senior Term Debt (12.3%, Due 5/2014)(D)	2,860	2,860	2,806
		Common Stock Warrants (55 shares)(C)(F)		300	115

				9,637	9,277

Total Non-Control/Non-Affiliate Investments (represents 4.1% of total investments at fair value)				$9,637	$9,277

TOTAL INVESTMENTS(I)				$266,395	$225,652

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at March 31, 2012, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2012.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(F)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)

In April 2011, we sold our common equity investment, received partial redemption of our preferred stock and invested new subordinated debt in Cavert as part of a recapitalization. As a result of the recapitalization, Cavert was reclassified as an Affiliate investment during the three months ended June 30, 2011.

(I)

Aggregate gross unrealized depreciation for federal income tax purposes is $61,660; aggregate gross unrealized appreciation for federal income tax purposes is $20,545. Net unrealized depreciation is $41,115 based on a tax cost of $266,395.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2012)	$14,500	$14,500	$14,500
		Senior Subordinated Term Debt (12.5%, Due 12/2011)	415	415	415
		Preferred Stock (898,814 shares)(D)(G)		6,984	4,991
		Common Stock (418,072 shares)(D)(G)		1,045	—
		Common Stock Warrants (452,683 shares)(D)(G)		24	—

				22,968	19,906

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $717 available (3.0%, Due 3/2013)(H)	3,283	3,241	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(H)	6,250	6,060	—
		Preferred Stock (2,500 shares)(D)(G)		2,500	—
		Common Stock (1 share) (D)(G)		—	—
		Common Stock Warrants (73,599 shares)(D)(G)		4	—
		Guaranty ($750)

				11,805	—

Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 10/2012)(F)	2,650	2,650	2,650
		Senior Subordinated Term Debt (13.0%, Due 10/2014)	4,671	4,671	4,671
		Preferred Stock (41,102 shares)(D)(G)		4,110	5,354
		Common Stock (69,126 shares)(D)(G)		69	5,577

				11,500	18,252

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (16.3%, Due 11/2014)(E)	8,000	8,000	7,560
		Preferred Stock (2,380,000 shares)(D)(G)		3,725	—
		Guaranty ($3,914)

				11,725	7,560

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(D)(G)		19,658	1,439
		Common Stock (48,093 shares)(D)(G)		48	—

				24,926	6,659

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Revolving Credit Facility, $718 available (10.0%, Due 3/2012)(E)	1,032	1,032	1,022
		Senior Term Debt (10.0%, Due 3/2013)(E)	2,375	2,375	2,345
		Senior Term Debt (12.0%, Due 3/2014)(E)	3,727	3,727	3,643
		Senior Term Debt (2.5%, Due 3/2014)(E)(F)	3,500	3,500	3,421
		Common Stock (37 shares)(D)(G)		500	—
		Common Stock Warrants (21 shares)(D)(G)		277	—

				11,411	10,431

Neville Limited	Real Estate — investments	Common Stock (100 shares)(D)(G)		610	534

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 12/2011)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(D)(G)		1,909	1,948
		Common Stock (90,909 shares)(D)(G)		91	305

				10,524	10,777

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)(E)	5,000	5,000	4,931
		Preferred Stock (832,765 shares)(D)(G)		833	—
		Common Stock (129,067 shares)(D)(G)		1	—
		Common Stock Warrants (1,022,727 shares)(D)(G)		3	—

				5,837	4,931

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(D)(G)		6,000	6,012

				25,000	25,012

Total Control Investments (represented 67.9% of total investments at fair value)				$136,306	$104,062

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2011

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $400 available (10.0%, Due 10/2011)(E)	$1,100	$1,100	$1,084
		Senior Term Debt (10.0%, Due 10/2012)(E)	2,925	2,925	2,881
		Senior Term Debt (12.5%, Due 4/2013)(E)	8,961	8,961	8,781
		Preferred Stock (25 shares)(D)(G)		2,500	—
		Common Stock Warrants (420 shares)(D)(G)		2	—

				15,488	12,746

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $300 available (4.3%, Due 6/2011)(E)	300	300	206
		Senior Term Debt (9.2%, Due 12/2012)(E)	7,227	7,227	4,951
		Senior Term Debt (10.5%, Due 12/2012)(E)	3,650	3,650	2,500
		Senior Term Debt (10.5%, Due 12/2012)(E)(F)	3,650	3,650	2,500
		Preferred Stock (1,075,000 shares)(D)(G)		1,750	3,026
		Common Stock (1,682,444 shares)(D)(G)		1,683	—

				18,260	13,183

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Senior Subordinated Term Debt (10.0%, Due 8/2013)(E)	8,000	8,000	6,000
		Preferred Stock (388 shares)(D)(G)		2,950	2,627
		Common Stock (35,242 shares)(D)(G)		447	—

				11,397	8,627

Total Affiliate Investments (represented 22.5% of total investments at fair value)				$45,145	$34,556

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
American Greetings Corporation	Manufacturing and design — greeting Cards	Senior Notes (7.4%, Due 6/2016)(C)	$3,043	$3,043	$3,073

B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (11.0%, Due 5/2014)(E)	6,545	6,545	6,512
		Senior Term Debt (11.5%, Due 5/2014)(E)	3,050	3,050	3,035
		Common Stock Warrants (55 shares)(D)(G)		300	39

				9,895	9,586

Fifth Third Processing Solutions, LLC	Service — electronic payment processing	Senior Subordinated Term Debt (8.3%, Due 11/2017)(C)	500	495	509

Survey Sampling, LLC	Service — telecommunications-based sampling	Senior Term Debt (10.7%, Due 12/2012)(C)	2,306	2,308	1,499

Total Non-Control/Non-Affiliate Investments (represented 9.6% of total investments at fair value)				$15,741	$14,667

TOTAL INVESTMENTS(I)				$197,192	$153,285

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at March 31, 2011, and due date represents the contractual maturity date.
(C)	Valued based on the indicative bid price on or near March 31, 2011, offered by the respective syndication agent’s trading desk or secondary desk.
(D)	Security is non-income producing.
(E)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2011.
(F)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(G)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares, or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(H)	Debt security is on non-accrual status.
(I)

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

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005 and completed an initial public offering on June 22, 2005. The terms “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our investment objective is to achieve a high level of current income and capital gains by investing in debt and equity securities of established private businesses in the United States (“U.S.”).

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Consolidated Financial Statements and our accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that the consolidated financial statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying consolidated financial statements include the accounts of us and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain line items on the consolidated statements of assets and liabilities, consolidated statements of operations and consolidated statements of cash flows from prior years’ financial statements have been reclassified to conform to the presentation for the year ended March 31, 2012. These reclassifications had no effect on previously-reported net increase (decrease) in net assets resulting from operations or net assets.

Consolidation

Under Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include temporary investments in commercial paper, United States Treasury securities and money-market funds. Cash and cash equivalents are carried at cost, which approximates fair value. We place our cash and cash equivalents with financial institutions, and, at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions.

Restricted Cash

Restricted cash is cash held in escrow that was received as part of an asset sale.

Classification of Investments

In accordance with the federal securities laws, we classify portfolio investments on our Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations and Consolidated Schedules of Investments into the following categories:

•	Control Investments—Control investments are generally those in which we own more than 25% of the voting securities or have greater than 50% representation on the board of directors;

•

Affiliate Investments—Affiliate investments are generally those in which we own from 5% to 25% of the voting securities and have less than 50% representation on the board of directors, or is otherwise deemed to be an affiliate of us under the 1940 Act; and

•	Non-Control/Non-Affiliate Investments—Non-Control/Non-Affiliate investments are generally those in which we own less than 5% of the voting securities.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (the “Board of Directors”). In determining the fair value of our investments, our Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter, our Board of Directors reviews whether our Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

We use generally accepted valuation techniques to value our portfolio unless we have specific information about the value of an investment to determine otherwise. From time to time, we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When we obtain these specific, third-party appraisals, we use estimates of value provided by such appraisals and our own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

The Policy, summarized below, applies to publicly-traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security, adjusted for any decrease in value resulting from the restrictive feature.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, we assess trading activity in the asset class and evaluate variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, we base the value of the security upon the price in the range of the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default and increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

At March 31, 2011, we determined that IBPs were reliable indicators of fair value for our syndicated investments. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we determined that these valuation inputs were classified as Level 3 within the fair value hierarchy as defined in ASC 820. As of March 31, 2012, we had no syndicated investments.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly-traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, we may reference industry statistics and use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once we have estimated the TEV of the issuer, we will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical, secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), we have defined our “unit of account” at the investment level (either debt or equity) and, thus determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

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

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At March 31, 2012, ASH Holdings Corp. (“ASH”) and Country Club Enterprises, LLC (“CCE”) were on non-accrual. These non-accrual loans had an aggregate cost value of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0. At March 31, 2011, ASH was on non-accrual with a debt cost basis of $9.3 million, or 6.7% of the cost basis of debt investments in our portfolio, and a fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision at March 31, 2012; however, during the year ended March 31, 2012, we recorded PIK income of $7. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan which had a PIK provision was paid off, at par, during the quarter ended September 30, 2011. We recorded PIK income of $12 for the year ended March 31, 2011.

Other Income Recognition

We generally record success fees upon receipt. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Consolidated Statements of Operations. We recorded $0.7 million of success fees during the year ended March 31, 2012, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert II Holding Corp. (“Cavert”). During the year ended March 31, 2011, we recorded success fees of $5.4 million, including $2.3 million from the exit and payoff of Chase II Holding Corp. (“Chase”), $1.9 million from the exit and payoff of A. Stucki Holding Corp. (“A. Stucki”), $0.8 million from a prepayment received from Cavert and $0.4 million from a prepayment received from Mathey.

Dividend income on preferred equity securities is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in Other income in our accompanying Consolidated Statements of Operations. During the year ended March 31, 2012, we recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert. During the year ended March 31, 2011, we recorded and collected $4.0 million of dividends accrued on preferred shares of Chase, recorded and collected $0.3 million of dividends on preferred shares of A. Stucki and accrued and received a special dividend of property valued at $0.5 million in connection with the A. Stucki sale.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Gains or losses on the sale of investments are calculated by using the specific identification method. A realized gain or loss is recognized at the trade date, typically when an investment is disposed of, and is computed as the difference between our cost basis in the investment at the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation displays the difference between the fair value of the investment and the cost basis of such investment. We must determine the fair value of each individual investment on a quarterly basis and record changes in fair value as unrealized appreciation or depreciation in our Consolidated Statement of Operations.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administration fees. Costs associated with our line of credit and the issuance of the 7.125% Series A Cumulative Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), are deferred and amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. See note 7, “Mandatorily Redeemable Preferred Stock,” for further discussion on the Term Preferred Stock.

Related Party Costs

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee.

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”) whereby we pay separately for administrative services. These fees are accrued when the services are performed and generally paid one month in arrears. Refer to Note 4 for additional information regarding these related party costs and agreements.

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our Consolidated Financial Statements. Our federal tax returns for fiscal years 2009, 2010 and 2011 remain subject to examination by the Internal Revenue Service.

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to pay out at least 90% of our ordinary income and short-term capital gains for each taxable year as a distribution to our stockholders to maintain our status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is our policy to pay out as a distribution up to 100% of those amounts. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based on the annual earnings estimated by our management. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. At year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, at year-end, we may pay a bonus distribution in addition to the monthly distributions to ensure that we have paid out at least 90% of its ordinary income and short-term capital gains for the year. We typically retain long-term capital gains, if any, and do not pay them out as distributions. If we decide to retain long-term capital gains, the portion of the retained capital gains, net of any capital loss carryforward, if applicable, will be subject to a 35% tax.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and as such we have adopted this ASU beginning with our year ended March 31, 2012. We have increased our disclosures related to Level 3 fair value measurement. There were no related impacts on our financial position or results of operations.

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

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include our own assumptions based upon the best available information.

As of March 31, 2012 and 2011, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended March 31, 2012 and 2011, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of March 31, 2012, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	As of March 31, 2012
	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities
Control Investments
Senior term debt	$—	$47,880	$47,880
Senior subordinated term debt	—	60,149	60,149
Preferred equity	—	36,269	36,269
Common equity/equivalents	—	13,246	13,246

Total Control investments	—	157,544	157,544

Affiliate Investments
Senior term debt	—	37,844	37,844
Senior subordinated term debt	—	10,512	10,512
Preferred equity	—	10,400	10,400
Common equity/equivalents	—	75	75

Total Affiliate investments	—	58,831	58,831

Non-Control/Non-Affiliate Investments
Senior term debt	—	9,162	9,162
Common equity/equivalents	—	115	115

Total Non-Control/Non-Affiliate Investments	—	9,277	9,277

Total Investments at fair value	$—	$225,652	$225,652

Cash Equivalents	85,000	—	85,000

Total Investments and Cash Equivalents	$85,000	$225,652	$310,652

The following table presents the financial instruments carried at fair value as of March 31, 2011, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	As of March 31, 2011
	Level 1	Level 3	Total Fair Value Reported in Consolidated Statement of Assets and Liabilities
Control Investments
Senior term debt	$—	$21,605	$21,605
Senior subordinated term debt	—	56,297	56,297
Preferred equity	—	19,745	19,745
Common equity/equivalents	—	6,415	6,415

Total Control investments	—	104,062	104,062

Affiliate Investments
Senior term debt	—	22,903	22,903
Senior subordinated term debt	—	6,000	6,000
Preferred equity	—	5,653	5,653

Total Affiliate investments	—	34,556	34,556

Non-Control/Non-Affiliate Investments
Senior term debt	—	14,119	14,119
Senior subordinated term debt	—	509	509

Common equity/equivalents	—	39	39

Total Non-Control/Non-Affiliate Investments	—	14,667	14,667

Total Investments at fair value	$—	$153,285	$153,285

Cash Equivalents	60,000	—	60,000

Total Investments and Cash Equivalents	$60,000	$153,285	$213,285

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range / Weighted Average

Portfolio investments in controlled companies comprised of a bundle of investments	$139,053	TEV	EBITDA multiples(B) EBITDA(B)	5.3 – 8.6 / 6.7 ($185) – $6,697 / $3,473

Portfolio investments in non-controlled companies comprised of a bundle of investments	83,976	TEV	EBITDA multiples(B) EBITDA(B)	4.4 – 9.2 / 7.0 $1,110 – $5,662 / $3,585

		SPSE(A)	EBITDA(B) Risk Ratings(C)	$1,110 – $5,662 / $3,641 4.3 –5.9 / 5.1

Other Investments	2,623

Total Fair Value for Level 3 Investments	$225,652

(A)

SPSE makes an independent assessment of the data we submit to them (which includes the financial and operational performance, as well as our internally assessed risk ratings of the portfolio companies—see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is regarded as proprietary in nature.

(B)

Earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input which is generally based on the most recently available trailing twelve month financial statements submitted to us from the portfolio companies. EBITDA multiples, indexed in accordance with our valuation policy, represent our estimation of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiples impact the TEV fair value determination and the value of the issuer’s debt, equity, or equity-like securities are valued in accordance with our liquidity waterfall approach.

(C)

As part of our valuation procedures, we risk rate all of our investments in debt securities. We use a proprietary risk rating system for all our proprietary debt securities. Our risk rating system uses a scale of 0 to 10, with 10 representing the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

In general, included in the internally-assessed TEV model used to value our proprietary debt and equity investments, the significant unobservable inputs are the portfolio company’s EBITDA and EBITDA multiples. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our valuation policy, we generally use an indexed EBITDA multiple. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ending March 31, 2012 and 2011 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize all of the inputs as the lowest level input within the hierarchy. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Fiscal Year 2012:

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2012:
Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285
Total gains (losses):
Net realized (losses) gains(A)(D)	(1)	5	—	5,087	5,091
Net unrealized (depreciation) appreciation(B)	(9,776)	2,010	4,092	12,858	9,184
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	126	(14)	(686)	(5,447)	(6,021)
New investments, repayments and settlements(C):
Issuances / Originations	52,533	22,385	16,131	249	91,298
Settlements / Repayments	(10,239)	(8,915)	—	—	(19,154)
Sales(D)	—	—	(2,266)	(5,765)	(8,031)
Transfers(E)	3,616	(7,616)	4,000	—	—

Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652

Fiscal Year 2011:

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2011:
Fair value as of March 31, 2010	$94,359	$71,112	$20,425	$20,962	$206,858
Total gains (losses):
Net realized gains(A)(D)	19	—	—	23,470	23,489
Net unrealized appreciation (depreciation)(B)	2,167	(3,109)	(3,295)	2,908	(1,329)
Reversal of previously-recorded appreciation upon realization(B)	(19)	—	(3,923)	(17,926)	(21,868)
New investments, repayments and settlements(C):
Issuances / Originations	8,736	22,958	11,238	702	43,634
Settlements / Repayments	(46,635)	(15,855)	—	—	(62,490)
Sales(D)	—	—	(11,347)	(23,662)	(35,009)
Transfers(F)	—	(12,300)	12,300	—	—

Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285

(A)	Included in Net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2012 and 2011.
(B)	Included in Net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2012 and 2011.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)	Included in Net realized gains (losses) and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.
(E)

Transfer represents $4.0 million of senior subordinated term debt from CCE, at cost as of September 30, 2011, that we converted into preferred equity during the quarter ended December 31, 2011, and $3.6 million of senior subordinated term debt from ASH, at cost as of December 31, 2011, that was transferred into senior debt due to paying off the senior lender.

(F)

Transfer represents $12.3 million of senior subordinated term debt of Galaxy Tool Holding Corp., at cost as of June 30, 2010, that was converted into preferred and common equity during the quarter ended December 31, 2010.

Non-Proprietary Investment Activity

Non-proprietary investments are investments that were not originated by us. During the year ended March 31, 2012, we received full repayment of our non-proprietary loans to Fifth Third Processing Solutions, LLC, Survey Sampling, LLC, and American Greetings Corporation (“AMG”), resulting in aggregate gross proceeds of approximately $5.8 million and a minimal realized gain. As of March 31, 2012, we no longer hold any non-proprietary loans in our investment portfolio.

Proprietary Investment Activity

During the fiscal year ended March 31, 2012, the following significant transactions occurred:

•

In April 2011, we recapitalized our investment in Cavert, from which we received gross cash proceeds of $5.6 million from the sale of our common equity, resulting in a realized gain of $5.5 million, $2.3 million in a partial redemption of our preferred stock and $0.7 million in preferred dividends. At the same time, we invested $5.7 million in new subordinated debt in Cavert. Cavert was reclassified from a Control investment to an Affiliate investment during the three months ended June 30, 2011.

•

In April 2011, we invested $16.4 million in a new Control investment, Mitchell Rubber Products, Inc. (“Mitchell”), consisting of subordinated debt and preferred and common equity. Mitchell, headquartered in Mira Loma, California, develops, mixes and molds rubber compounds for specialized applications in the non-tire rubber market.

•

In August 2011, we invested $28.1 million in a new Control investment, SOG Specialty Knives and Tools, LLC (“SOG”), consisting of senior debt and preferred equity. SOG, headquartered in Lynnwood, Washington, designs and produces specialty knives and tools for the hunting/outdoors, military/law enforcement and industrial markets.

•

In September 2011, we invested $14.1 million in a new Control investment, SBS Industries, Inc. (“SBS”), consisting of senior debt and preferred and common equity. SBS, headquartered in Tulsa, Oklahoma, is a manufacturer and value-added distributor of special fasteners and threaded screw products.

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

Refer to Note 15, “Subsequent Events,” for investment activity occurring subsequent to March 31, 2012.

Investment Concentrations

As of March 31, 2012, we had investments in 17 portfolio companies in 12 states and 11 different industries with an aggregate fair value of $225.7 million, of which SOG, Acme Cryogenics, Inc. (“Acme”), and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $81.7 million, or 36.2%, of our total investment portfolio, at fair value. The following table outlines our investments by security type at March 31, 2012 and 2011:

	March 31, 2012				March 31, 2011
	Cost		Fair Value		Cost		Fair Value
Senior term debt	$110,475	41.5%	$94,886	42.0%	$64,566	32.8%	$58,627	38.2%
Senior subordinated term debt	80,461	30.2	70,661	31.3	74,602	37.8	62,806	41.0
Common equity/equivalents	71,084	26.6	46,669	20.7	52,922	26.8	25,398	16.6
Preferred equity	4,375	1.7	13,436	6.0	5,102	2.6	6,454	4.2

Total investments	$266,395	100.0%	$225,652	100.0%	$197,192	100.0%	$153,285	100.0%

Investments at fair value consisted of the following industry classifications at March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$46,793	20.7%	$19,906	13.0%
Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	30,770	13.6	10,431	6.8
Leisure, Amusement, Motion Pictures, Entertainment	30,096	13.3	—	—
Diversified/Conglomerate Manufacturing	29,017	12.9	12,746	8.3
Containers, Packaging, and Glass	24,332	10.8	29,029	19.0
Electronics	23,330	10.3	25,012	16.3
Cargo Transport	13,017	5.8	13,183	8.6
Oil and Gas	9,684	4.3	4,931	3.2
Buildings and Real Estate	9,277	4.1	10,120	6.6
Aerospace and Defense	6,713	3.0	6,659	4.4
Home and Office Furnishings, Housewares, and Durable Consumer Products	2,623	1.2	8,627	5.6
Automobile	—	—	7,560	4.9
Printing and Publishing	—	—	3,073	2.0
Telecommunications	—	—	1,499	1.0
Diversified/Conglomerate Service	—	—	509	0.3

Total Investments	$225,652	100.0%	$153,285	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$128,902	57.1%	$92,172	60.1%
West	59,112	26.2	12,746	8.3
Northeast	30,924	13.7	38,126	24.9
Midwest	6,714	3.0	10,241	6.7

Total Investments	$225,652	100.0%	$153,285	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at March 31, 2012:

		Amount
For the fiscal year ending March 31:	2013	$36,453
	2014	29,568
	2015	32,887
	2016	26,775
	2017	65,485
	Thereafter	—

	Total contractual repayments	$191,168
	Investments in equity securities	75,459
	Adjustments to cost basis on debt securities	(232)

	Total cost basis of investments held at March 31, 2012:	$266,395

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2012 and 2011, we had gross receivables from portfolio companies of $0.3 million and $0.5 million, respectively. The allowance for uncollectible receivables was $0 and $0.1 million at March 31, 2012 and 2011, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We have entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 12, 2011, the Board of Directors approved the renewal of the Advisory Agreement through August 31, 2012.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2012	2011
Average total assets subject to base management fee(A)	$219,300	$198,950
Multiplied by annual base management fee of 2%	2.0%	2.0%

Base management fee(B)	4,386	3,979
Reduction for loan servicing fees	(3,031)	(2,743)

Adjusted base management fee	$1,355	$1,236

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(15)
Credit for fees received by Adviser from the portfolio companies	(1,106)	(665)

Credit to base management fee from Adviser	(1,106)	(680)

Net base management fee	$249	$556

Incentive fee(B)	$19	$2,949
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors(C)	(54)	—

Net incentive fee	$(35)	$2,949

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$(15)
Credit for fees received by Adviser from portfolio companies	(1,106)	(665)
Incentive fee credit	(54)	—

Credit to base management and incentive fees from Adviser(B)	$(1,160)	$(680)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)

The credit to the incentive fee for the year ended March 31, 2012, was due to a payment of the incentive fee during the three months ended June 30, 2010, in relation to the dividend income recognized based on a best-efforts valuation of Neville, the property received in connection with the A. Stucki sale in June 2010. This property was sold during November 2011, resulting in an exit at a lower amount than the dividend recognized during the three months ended June 30, 2010. The Adviser determined to retroactively apply the exit value to the incentive fee calculation for the three months ended June 30, 2010, resulting in an additional credit of $54, which was recorded during the three months ended December 31, 2011.

Base Management Fee

The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In addition, the following three items are adjustments to the base management fee calculation:

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the years ended March 31, 2012 and 2011, to the extent applicable.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to our portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees and 100% of others are credited against the base management fee that we would otherwise be required to pay to the Adviser.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded for us from our inception through March 31, 2012, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded for us from our inception through March 31, 2012.

As a BDC, we make available significant managerial assistance to our portfolio companies and provides other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these services.

Administration Agreement

We have entered into an administration agreement with Gladstone Administration, LLC, an affiliate of the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 12, 2011, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2012.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2012	2011
Base management fee due to Adviser	$295	$341
Loan servicing fee due to Adviser	218	157
Incentive fee credit from Adviser	(54)	—
Other	37	1

Total fees due to Adviser	$496	$499

Fee due to Administrator	$218	$171

Total related party fees due	$714	$670

NOTE 5. BORROWINGS

Line of Credit

On April 14, 2009, through our wholly-owned subsidiary, Business Investment, we entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined the Credit Facility as a committed lender.

On April 13, 2010, we entered into a third amended and restated credit agreement which extended the maturity date of the Credit Facility to April 13, 2012. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment.

On October 26, 2011, we entered into a fourth amended and restated credit agreement to increase the commitment amount under the Credit Facility to $60.0 million, reduce the interest rate and extend the maturity date. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $175.0 million through the addition of other committed lenders to the facility. The Credit Facility matures on October 25, 2014 (the “Maturity Date”), and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised, subject to compliance with the covenants set forth in the credit agreement, on or before October 26, 2012 and October 26, 2013, as applicable.

The following tables summarize noteworthy information related to our Credit Facility:

	As of March 31,
	2012	2011
Commitment amount	$60,000	$50,000
Borrowings outstanding at cost	—	—
Availability	58,399	33,866

	For the Years Ended March 31,
	2012	2011
Weighted average borrowings outstanding	$7,336	$2,945
Effective interest rate(A)	10.0%	22.7%
Commitment (unused) fees incurred	$371	$475

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T is also the trustee of the account and remits the collected funds to us once a month.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2011, 2012, 2013, 2014 and 2015. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $155.0 million plus 50.0% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2012, we were in compliance with all covenants.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $85.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on March 28, 2012. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in Cash and cash equivalents on our accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2012. The T-Bills were purchased on margin using $9.0 million in cash and the proceeds from a $76.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.64%. On April 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies and received back the $9.0 million margin payment sent to Jefferies to complete the transaction.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As there were no borrowings outstanding under our Credit Facility at either March 31, 2012 or 2011, no estimate of fair value was performed at either fiscal year-end. Additionally, due to the eight-day duration of the short-term loan, cost was deemed to approximate fair value. At both March 31, 2012 and 2011, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan and Credit Facility and carried at fair value as of March 31, 2012 and 2011, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the years ended March 31, 2012 and 2011:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities
	March 31, 2012	March 31, 2011
Short-Term Loan	$76,005	$40,000
Credit Facility	—	—

Total	$76,005	$40,000

	Short-Term Loan	Credit Facility	Total Fair Value Reported in Consolidated Statements of Assets and Liabilities
Year ended March 31, 2012:
Fair value at March 31, 2011	$40,000	$—	$40,000
Borrowings	254,507	59,200	313,707
Repayments	(218,502)	(59,200)	(277,702)

Fair value at March 31, 2012	$76,005	$—	$76,005

Year ended March 31, 2011:
Fair value at March 31, 2010	$75,000	$27,812	$102,812
Borrowings	207,401	24,000	231,401
Repayments	(242,401)	(51,800)	(294,201)
Net unrealized depreciation(A)	—	(12)	(12)

Fair value at March 31, 2011	$40,000	$—	$40,000

(A)	Included in Net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statement of Operations for the years ended March 31, 2012, 2011 and 2010.

The fair value of the collateral under our Credit Facility was approximately $228.3 million and $146.3 million at March 31, 2012 and 2011, respectively. The fair value of the collateral under the short-term loan was approximately $85.0 million and $44.0 million as of March 31, 2012 and 2011, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

We have entered into multiple interest rate cap agreements with BB&T that effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreements provide that the interest rate on a portion of our borrowings is capped at a certain interest rate when 30-day LIBOR is in excess of that certain interest rate. The fair value of the interest rate cap agreements is recorded in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations. Generally, we will estimate the fair value of our interest rate caps using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both March 31, 2012 and 2011, our interest rate cap agreements were valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement:

Interest Rate Cap(A)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	As of March 31,
					2012			2011
					Cost		Fair Value	Cost	Fair Value
May 2009	$45,000	6.5%	May 2009	May 2011	$—	(B)	$—	$40	$—
April 2010	45,000	6.0	May 2011	May 2012	41		—	41	4
December 2011	50,000	6.0	May 2012	October 2013	29		2	—	—

(A)	Indicates date we entered into the interest rate cap agreement with BB&T.
(B)	In May 2011, upon expiration of the May 2009 Cap, we recognized a realized loss of $40.

The use of a cap agreement involves risks that are different from those associated with ordinary portfolio securities transactions. Cap agreements may be considered to be illiquid. Although we will not enter into any such agreements unless we believe that the other party to the transaction is creditworthy, we do bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty.

NOTE 7. MANDATORILY REDEEMABLE PREFERRED STOCK

On March 6, 2012, we completed a public offering of 1,400,000 shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $35.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $33.2 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. In connection with the offering, the underwriters exercised their option to purchase an additional 200,000 shares of our Term Preferred Stock to cover over-allotments, which resulted in gross proceeds of $5.0 million and net proceeds, after deducting underwriting discounts, of $4.8 million. These proceeds are also being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending February 28, 2017.

The shares have a redemption date of February 28, 2017, and are traded under the ticker symbol of GAINP on the NASDAQ Global Select Market. The Term Preferred Stock is not convertible into our common stock or any other security. The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.9 million per year). We are required to redeem all of the outstanding Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, there are three other potential redemption triggers: 1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Term Preferred Stock, 2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of the Term Preferred Stock.

Our Board of Directors declared the following distribution to preferred stockholders for the year ended March 31, 2012:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2012	March 6 – 31 (A)	March 12, 2012	March 22, 2012	March 30, 2012	$0.12369792

Year Ended March 31, 2012:					$0.12369792

(A)	March 2012 was prorated from the time the Term Preferred Stock was issued and outstanding as per our final prospectus supplement dated February 28, 2012.

The tax character of distributions paid by us to preferred stockholders is from ordinary income.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet, and, therefore, the related dividend payments are treated as dividend expense on our statement of operations as of the ex-dividend date.

NOTE 8. COMMON STOCK

Registration Statement

On July 21, 2009, we filed a registration statement on Form N-2 (Registration No. 333-160720) that was amended on October 2, 2009, and declared effective by the SEC on October 8, 2009. We filed post-effective amendments to such registration statement on August 24, 2010, and November 22, 2010, which the SEC declared effective on December 23, 2010. We also filed post-effective amendments to the registration statement on June 17, 2011, and August 17, 2011, which the SEC declared effective on September 9,

2011. This registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. Currently, we have the availability to raise up to $260.0 million of additional equity capital through the sale of securities that are registered under the Registration Statement in one or more future public offerings.

NOTE 9. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share for the years ended March 31, 2012 and 2011:

	Year Ended March 31,
	2012	2011
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$21,966	$16,439
Denominator for basic and diluted weighted average common shares	22,080,133	22,080,133

Basic and diluted net increase in net assets resulting from operations per common share	$0.99	$0.74

NOTE 10. DISTRIBUTIONS TO COMMON STOCKHOLDERS

Distributions

We are required to pay out as a distribution 90% of our ordinary income and short-term capital gains for each taxable year in order to maintain our status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is our policy to pay out as a distribution up to 100% of those amounts. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on our estimated taxable income by management. Based on that estimate, three monthly distributions are declared each quarter. At year-end, we may pay a bonus distribution, in addition to the monthly distributions, to ensure that we have paid out at least 90% of our ordinary income and realized net short-term capital gains for the year. Long-term capital gains are primarily composed of gains from the sale of securities held for one year or more. Additionally, prior to January 1, 2011, we treated the success fee amounts as a capital gain for tax characterization purposes. However, beginning January 1, 2011, the success fee amounts are characterized as ordinary income for tax purposes. The approved change in accounting method does not require us to retroactively change the capital gains treatment of the success fees received prior to January 1, 2011. As a result, we are required to distribute such amounts to our stockholders in order to maintain RIC status for success fees we receive after January 1, 2011.

We may decide to retain long-term capital gains from the sale of securities, if any, and not pay them out as distributions; however, the Board of Directors may decide to declare and pay out capital gains during any fiscal year. If we decide to retain long-term capital gains, the portion of the retained capital gains will be subject to a 35% tax. The tax characteristics of all distributions will be reported to stockholders on Form 1099 at the end of each calendar year. For calendar years ended December 31, 2011 and 2010, 100% of our distributions during these periods were deemed to be paid from ordinary income.

Our Board of Directors declared the following monthly distributions to common stockholders for the years ended March 31, 2012 and 2011:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2012	April 12, 2011	April 22, 2011	April 29, 2011	$0.045
	April 12, 2011	May 20, 2011	May 31, 2011	0.045
	April 12, 2011	June 20, 2011	June 30, 2011	0.045
	July 12, 2011	July 22, 2011	July 29, 2011	0.050
	July 12, 2011	August 19, 2011	August 31, 2011	0.050
	July 12, 2011	September 22, 2011	September 30, 2011	0.050
	October 11, 2011	October 21, 2011	October 31, 2011	0.050
	October 11, 2011	November 17, 2011	November 30, 2011	0.050
	October 11, 2011	December 21, 2011	December 30, 2011	0.050
	January 10, 2012	January 12, 2012	January 31, 2012	0.050
	January 10, 2012	February 21, 2012	February 29, 2012	0.050
	January 10, 2012	March 22, 2012	March 30, 2012	0.050
	March 12, 2012	March 22, 2012	March 30, 2012	0.030	(A)

Year Ended March 31, 2012:				$0.615

2011	April 7, 2010	April 22, 2010	April 30, 2010	$0.040
	April 7, 2010	May 20, 2010	May 28, 2010	0.040
	April 7, 2010	June 22, 2010	June 30, 2010	0.040
	July 7, 2010	July 22, 2010	July 30, 2010	0.040
	July 7, 2010	August 23, 2010	August 31, 2010	0.040
	July 7, 2010	September 22, 2010	September 30, 2010	0.040
	October 5, 2010	October 21, 2010	October 29, 2010	0.040
	October 5, 2010	November 19, 2010	November 30, 2010	0.040
	October 5, 2010	December 23, 2010	December 31, 2010	0.040
	January 11, 2011	January 21, 2011	January 31, 2011	0.040
	January 11, 2011	February 21, 2011	February 28, 2011	0.040
	January 11, 2011	March 21, 2011	March 31, 2011	0.040

Year Ended March 31, 2011:				$0.480

(A)	A bonus dividend on our common stock of $0.03 per share was declared by our Board of Directors due to performance in fiscal year 2012.

Aggregate common distributions declared quarterly and paid for the years ended March 31, 2012 and 2011 were approximately $13.6 million and $10.6 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. For the fiscal year ended March 31, 2012, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat a portion of the first common distribution paid in fiscal year 2013 as having been paid in the prior year. Taxable income available for distributions also exceeded distributions declared and paid in fiscal year 2011, and we elected to treat a portion of the first distribution paid in fiscal year 2012 as having been paid in the prior year.

Distribution of Income and Gains

Our estimated taxable income is generally declared and distributed to stockholders monthly. Net realized gains from investment transactions, in excess of available capital loss carryforwards, would be taxable to us if not distributed, and, therefore, will generally be distributed or will be deemed to be distributed at least annually.

The timing and characterization of certain income and capital gains distributions are determined annually in accordance with federal tax regulations, which may differ from GAAP. As a result, net investment income and net realized gain (loss) on investment transactions for a reporting period may differ significantly from distributions during such period. Accordingly, we may periodically make reclassifications among certain capital accounts without impacting our net asset value. The following tables include these adjustments for the years ended March 31, 2012 and 2011.

The components of net assets on a tax basis were as follows:

	Year Ended March 31,
	2012	2011
Common stock	$22	$22
Paid-in-capital	257,131	257,192
Net unrealized depreciation of investments	(41,115)	(43,907)
Net unrealized depreciation of other	(68)	(76)
Undistributed ordinary income	694	495
Capital loss carryforward	(9,360)	(14,585)
Post October loss deferral	(105)	—
Other temporary differences	(1)	(330)
Other	18	18

Net assets	$207,216	$198,829

We intend to retain realized gains first to the extent we have available capital loss carryforwards and second, through a deemed distribution. As of March 31, 2012, we had $9.4 million of capital loss carryforwards that expire in 2018.

For the years ended March 31, 2012 and 2011, we recorded the following adjustments for permanent book-tax differences to reflect tax character. The adjustments in 2011 relate to success fees received prior to January 1, 2011, which were treated as capital gains for tax purposes, and accrued interest written off for GAAP purposes. Results of operations and net assets were not affected by this revision.

	Tax Year Ended March 31,
	2012	2011
Undistributed net investment income	$(8)	$(5,433)
Accumulated net realized loss	69	5,433
Paid-in-capital	(61)	—

The tax character of distributions paid by us to common stockholders is summarized as follows:

	Tax Year Ended March 31,
	2012	2011
Distributions from ordinary income	$13,579	$10,598
Distributions from return of capital	—	—

Total common distributions	$13,579	$10,598

NOTE 11. FEDERAL AND STATE INCOME TAXES

We intend to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, we will not be subject to federal income tax on the portion of our taxable income and gains distributed to common stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We intend to distribute a minimum of 90% of our ordinary income, and, as a result, no income tax provisions have been recorded. We may, but do not intend to, pay out a return of capital. In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. For the calendar years ended December 31, 2011 and 2010, we incurred $30 and $24, respectively, in excise taxes.

We must also meet the asset diversification threshold under the Code’s rules applicable to a RIC, which is referred to herein as the 50% threshold. For each quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. As of the date of this filing, we remain below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to meet the 50% threshold and potential inability to do so in the future, if we make any additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. Failure to meet the 50% threshold alone will not result in loss of RIC status in our current situation. In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including as a result of the sale of assets, as in our present situation, we are still deemed to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. If we make an investment and do not regain compliance with the 50% threshold prior to the next quarterly measurement date following the investment, we would have thirty days to “cure” our failure of the asset diversification test to avoid a loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold.

Additionally, under the RIC Act, we will be permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than be considered all short-term, as permitted under the previous regulation.

NOTE 12. COMMITMENTS AND CONTINGENCIES

At March 31, 2012, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guaranties on behalf of some of our portfolio companies. As of March 31, 2012, we have not been required to make any payments on the guaranties discussed below, and we consider the credit risk to be remote and the fair values of the guaranties to be minimal.

•

In October 2008, we executed a guaranty of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company (“Ford”) and ASH. The Finance Facility provides ASH with a line of credit of up to $0.8 million for component Ford parts used by ASH to build truck bodies under a separate contract. Ford retains title and ownership of the parts. The guaranty of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of us as guarantor.

•

In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and CCE. The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February 2011 and again in February 2012 and expires in February 2013, unless it is renewed again by us, CCE and Agricredit. In connection with this guaranty and its subsequent renewals, we recorded aggregate premiums of $0.2 million from CCE.

•

In April 2010, we executed a guaranty of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guaranty, we received a premium of $0.1 million from CCE.

We estimated the fair value of such unused commitments and guaranties as of March 31, 2012 and 2011 to be minimal; and therefore, they are not recorded on our accompanying Consolidated Statements of Assets and Liabilities. The following table summarizes the dollar balance of unused line of credit commitments and guaranties as of March 31, 2012 and 2011:

	As of March 31,
	2012	2011
Unused line of credit commitments	$1,671	$2,386
Guaranties	4,748	4,664

Total	$6,419	$7,050

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amounted recorded against the escrow amounts was $0.6 million and $0.9 million as of March 31, 2012 and 2011, respectively, and is included in other liabilities on our accompanying Consolidated Statements of Assets and Liabilities.

NOTE 13. FINANCIAL HIGHLIGHTS

	Year Ended March 31,
	2012	2011	2010
Per Share Data
Net asset value at beginning of year(A)	$9.00	$8.74	$9.73
Net investment income(B)	0.62	0.73	0.48
Realized gain (loss) on sale of investments(B)	0.23	1.06	(1.63)
Net unrealized appreciation (depreciation) of investments(B)	0.14	(1.05)	0.65

Total from investment operations(B)	0.99	0.74	(0.50)
Cash distributions from net investment income(B)(C)	(0.61)	(0.48)	(0.48)
Shelf registration offering costs(B)	—	—	(0.01)

Net asset value at end of year(A)	$9.38	$9.00	$8.74

Per share market value at beginning of year	$7.79	$6.01	$3.67
Per share market value at end of year	7.57	7.76	5.98
Total return(D)	5.58%	38.56%	79.80%
Shares outstanding at end of year	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of year	$207,216	$198,829	$192,978
Average net assets(E)	204,595	192,893	191,112

Senior Securities Data:
Total borrowings, at cost	$76,005	$40,000	$102,812
Mandatorily redeemable preferred stock	40,000	—	—
Asset coverage ratio(F)	268%	534%	281%
Average coverage per unit(G)	$2,676	$5,344	$2,814

Ratios/Supplemental Data:
Ratio of expenses to average net assets(H)	4.23%	5.48%	5.76%
Ratio of net expenses to average net assets(I)(J)	3.67%	5.13%	5.33%
Ratio of net investment income to average net assets(K)	6.72%	8.38%	5.55%

(A)	Based on actual shares outstanding at the end of the corresponding year.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)

Total return equals the change in the market value of our common stock from the beginning of the year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 10—Distributions to Common Stockholders.

(E)	Calculated using the average balance of net assets at the end of each month of the reporting year.
(F)

As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.

(G)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(H)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(I)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.
(J)

Had we not received any voluntary waivers of fees due to the Adviser, the ratio of net expenses to average net assets would have been 3.69%, 5.14% and 5.54% for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

(K)

Had we not received any voluntary waivers of fees due to the Adviser, the ratio of net investment income to average net assets would have been 6.69%, 8.38% and 5.34% for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

NOTE 14. SELECTED QUARTERLY DATA (UNAUDITED)

Fiscal Year 2012	Quarter Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Total investment income	$5,263	$5,034	$5,169	$5,776
Net investment income	3,501	3,309	3,442	3,491
Net increase (decrease) in net assets resulting from operations	4,188	12,695	5,495	(412)
Net increase (decrease) in net assets resulting from operations per weighted average common share – basic & diluted	$0.19	$0.57	$0.25	$(0.02)

Fiscal Year 2011	Quarter Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Total investment income	$7,248	$4,301	$10,737	$3,778
Net investment income	4,207	2,441	7,591	1,932
Net increase (decrease) in net assets resulting from operations	5,368	(6,859)	15,135	2,795
Net increase (decrease) in net assets resulting from operations per weighted average common share – basic & diluted	$0.24	$(0.31)	$0.68	$0.13

NOTE 15. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to March 31, 2012, the following transaction occurred:

•

In May 2012, we invested $9.5 million in a new Affiliate investment, Packerland Whey Products, Inc. (“Packerland”), through a combination of debt and equity. Packerland, headquartered in Luxemburg, Wisconsin, is a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle.

Short-Term Loan

On March 28, 2012, we purchased $85.0 million of T-Bills through Jefferies. The T-Bills were purchased on margin using $9.0 million in cash and the proceeds from a $76.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.64%. On April 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies and received the $9.0 million margin payment sent to Jefferies to complete the transaction.

Distributions

On April 11, 2012, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
April 20, 2012	April 30, 2012	$0.05	$0.1484375
May 18, 2012	May 31, 2012	0.05	0.1484375
June 20, 2012	June 29, 2012	0.05	0.1484375

Total for the Quarter:		$0.15	$0.4453125

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures

As of March 31, 2012 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer and treasurer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer and treasurer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c)	Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d)	Change in Internal Control over Financial Reporting

There were no changes in internal controls for the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2012 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Election of Directors” and “Section 16(a)  Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Compensation Discussion and Analysis—Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	63
	Consolidated Statements of Assets and Liabilities as of March 31, 2012 and March 31, 2011	64
	Consolidated Statements of Operations for the years ended March 31, 2012, March 31, 2011 and March 31, 2010	65
	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2012, March 31, 2011 and March 31, 2010	66
	Consolidated Statements of Cash Flows for the years ended March 31, 2012, March 31, 2011 and March 31, 2010	67
	Consolidated Schedules of Investments as of March 31, 2012 and March 31, 2011	68
	Notes to Consolidated Financial Statements	72

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	97

	No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

	The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of Gladstone Investment Corporation, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.d to Form N-2/A (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.d.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.2	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1*	Investment Advisory and Management Agreement between us and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed June 14, 2006.

10.2*	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed June 14, 2006.

10.3	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.4	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.5	Fourth Amended and Restated Credit Agreement dated as of October 26, 2011 by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704) filed on October 27, 2011.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 21, 2012	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: May 21, 2012	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 21, 2012	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Co-Vice Chairman, Chief Operating Officer and Secretary

Date: May 21, 2012	By:	/s/ GEORGE STELLJES III
George Stelljes III
Co-Vice Chairman and Chief Investment Officer

Date: May 21, 2012	By:	/s/ DAVID A. R. DULLUM
David A. R. Dullum
President and Director

Date: May 21, 2012	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 21, 2012	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 21, 2012	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 21, 2012	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 21, 2012	By:	/s/ JACK REILLY
Jack Reilly
Director

Date: May 21, 2012	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: May 21, 2012	By:	/s/ GERARD MEAD
Gerard Mead
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Dividends or Interest Credited to Income(C)	Value as of March 31, 2011	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2012

CONTROL INVESTMENTS
Majority-owned:
Acme Cryogenics, Inc.	Senior Subordinated Term Debt	$1,695	$14,500	$—	$—	$14,500
	Senior Subordinated Term Debt	9	415	—	(415)	—
	Preferred Stock	—	4,991	6,003	—	10,994
	Common Stock	—	—	2,132	—	2,132
	Common Stock Warrants	—	—	675	—	675

		1,704	19,906	8,810	(415)	28,301

ASH Holdings Corp.	Revolving Credit Facility(H)	—	—	3,147	(3,147)	—
	Senior Subordinated Term Debt(H)	—	—	—	—	—
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—
	Guaranty	—	—	—	—	—

		—	—	3,147	(3,147)	—

Country Club Enterprises, LLC	Senior Subordinated Term Debt(H)	330	7,560	—	(7,560)	—
	Preferred Stock	—	—	—	—	—
	Guaranty	101	—	—	—	—

		431	7,560	—	(7,560)	—

Galaxy Tool Holdings Corp.	Senior Subordinated Term Debt	717	5,220	—	—	5,220
	Preferred Stock	—	1,439	54	—	1,493
	Common Stock	—	—	—	—	—

		717	6,659	54	—	6,713

Mathey Investments, Inc.	Revolving Credit Facility	21	1,022	10	(1,032)	—
	Senior Term Debt	247	2,345	30	—	2,375
	Senior Term Debt	505	3,643	84	—	3,727
	Senior Term Debt	428	3,421	79	—	3,500
	Common Stock	—	—	4,164	—	4,164

		1,201	10,431	4,367	(1,032)	13,766

Neville Limited	Common Stock	—	534	—	(534)	—

Precision Southeast, Inc.	Revolving Credit Facility	52	749	200	(200)	749
	Senior Term Debt	1,106	7,775	—	—	7,775
	Preferred Stock	—	1,948	—	(314)	1,634
	Common Stock	—	305	—	(305)	—

		1,158	10,777	200	(819)	10,158

SBS Industries, LLC	Revolving Credit Facility	13	—	250	(250)	—
	Senior Term Debt	940	—	11,355	—	11,355
	Preferred Stock	—	—	2,087	—	2,087
	Common Stock	—	—	3,563	—	3,563

		953	—	17,255	(250)	17,005

SOG Specialty Knives and Tools, LLC	Senior Term Debt	541	—	6,200	—	6,200
	Senior Term Debt	1,184	—	12,199	—	12,199
	Preferred Stock	—	—	11,697	—	11,697

		1,725	—	30,096	—	30,096

Tread Corp.	Senior Subordinated Term Debt	867	4,931	2,819	—	7,750
	Preferred Stock	—	—	1,080	—	1,080
	Common Stock	—	—	96	—	96
	Common Stock Warrants	—	—	758	—	758

		867	4,931	4,753	—	9,684

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Dividends or Interest Credited to Income(C)	Value as of March 31, 2011	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2012

CONTROL INVESTMENTS (Continued)
Venyu Solutions, Inc.	Senior Subordinated Term Debt	$801	$7,000	$—	$—	$7,000
	Senior Subordinated Term Debt	1,708	12,000	—	—	12,000
	Preferred Stock	—	6,012	—	(1,682)	4,330

		2,509	25,012	—	(1,682)	23,330

Total Majority-Owned Control Investments		11,265	85,810	68,682	(15,439)	139,053

Non-Majority-Owned:
Mitchell Rubber Products, Inc.	Subordinated Term Debt	1,758	—	13,679	—	13,679
	Preferred Stock	—	—	2,954	—	2,954
	Common Stock	—	—	1,858	—	1,858

		1,758	—	18,491	—	18,491

Total Non-Majority-Owned Control Investments		1,758	—	18,491	—	18,491

TOTAL CONTROL INVESTMENTS		$13,023	$85,810	$87,173	$(15,439)	$157,544

AFFILIATE INVESTMENTS
Cavert II Holding Corp.(G)	Senior Term Debt	$283	$2,650	$17	$(1,600)	$1,067
	Senior Subordinated Term Debt	717	—	5,771	—	5,771
	Subordinated Term Debt	830	4,671	70	—	4,741
	Preferred Stock	686	5,354	—	(2,758)	2,596
	Common Stock	—	5,577	—	(5,577)	—

		2,516	18,252	5,858	(9,935)	14,175

Channel Technologies Group, LLC	Revolving Credit Facility	11	—	1,100	(257)	843
	Senior Term Debt	129	—	6,000	(125)	5,875
	Senior Term Debt	344	—	10,750	(108)	10,642
	Preferred Stock	—	—	1,631	—	1,631
	Common Stock	—	—	75	—	75

		484	—	19,556	(490)	19,066

Danco Acquisition Corp.	Revolving Credit Facility	132	1,084	700	(434)	1,350
	Senior Term Debt	279	2,881	—	(950)	1,931
	Senior Term Debt	1,142	8,781	—	(2,113)	6,669
	Preferred Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		1,553	12,746	700	(3,497)	9,950

Noble Logistics, Inc.	Revolving Credit Facility	4	206	1,000	(891)	315
	Senior Term Debt	744	4,951	—	(398)	4,553
	Senior Term Debt	409	2,500	—	(200)	2,300
	Senior Term Debt	408	2,500	—	(201)	2,299
	Preferred Stock	—	3,026	524	—	3,550
	Common Stock	—	—	—	—	—

		1,565	13,183	1,524	(1,690)	13,017

Quench Holdings Corp.	Senior Subordinated Term Debt	477	6,000	—	(6,000)	—
	Preferred Stock	—	2,627	—	(4)	2,623
	Common Stock	—	—	—	—	—

		477	8,627	—	(6,004)	2,623

TOTAL AFFILIATE INVESTMENTS		$6,595	$52,808	$27,638	$(21,615)	$58,831

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)

Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted. The principal amount of debt and the number of shares of common stock and preferred stock are shown in the Consolidated Schedules of Investments as of March 31, 2012.

(C)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment or affiliate investment, as appropriate.
(D)

Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.

(E)

Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.

(F)	Debt security is on non-accrual status and, therefore, is considered non-income producing
(G)

As of March 31, 2011, the portfolio company was classified as a Control Investment. As of March 31, 2012, we no longer have a controlling interest in the portfolio company, and it has been reclassified as an Affiliate Investment.

**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.