Form 10-Q
period 2012-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2012-07-30
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 27, 2012, was 22,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2012	March 31, 2012
ASSETS
Investments at fair value
Control investments (Cost of $187,278 and $186,743, respectively)	$160,434	$157,544
Affiliate investments (Cost of $79,342 and $70,015, respectively)	60,445	58,831
Non-Control/Non-Affiliate investments (Cost of $9,610 and $9,637, respectively)	8,891	9,277

Total investments at fair value (Cost of $276,230 and $266,395, respectively)	229,770	225,652
Cash and cash equivalents	113,431	91,546
Restricted cash	1,312	1,928
Interest receivable	981	1,250
Due from custodian	1,563	1,527
Deferred financing costs	2,592	2,792
Other assets	708	602

TOTAL ASSETS	$350,357	$325,297

LIABILITIES
Borrowings at fair value:
Short-term loan (Cost of $76,010 and $76,005, respectively)	$76,010	$76,005
Line of credit (Cost of $31,000 and $0, respectively)	31,492	—

Total borrowings (Cost of $107,010 and $76,005, respectively)	107,502	76,005
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding at June 30 and March 31, 2012	40,000	40,000
Accounts payable and accrued expenses	628	506
Fees due to Adviser(A)	353	496
Fee due to Administrator(A)	183	218
Other liabilities	804	856

TOTAL LIABILITIES	149,470	118,081

Commitments and contingencies(B)

NET ASSETS	$200,887	$207,216

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 22,080,133 shares issued and outstanding at June 30 and March 31, 2012, respectively	$22	$22
Capital in excess of par value	257,131	257,131
Cumulative net unrealized depreciation of investments	(46,460)	(40,743)
Cumulative net unrealized depreciation of other	(519)	(68)
Net investment income in excess of distributions	321	321
Accumulated net realized loss	(9,608)	(9,447)

TOTAL NET ASSETS	$200,887	$207,216

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.10	$9.38

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
INVESTMENT INCOME
Interest income:
Control investments	$3,430	$2,634
Affiliate investments	1,771	1,368
Non-Control/Non-Affiliate investments	308	405
Cash and cash equivalents	2	4

Total interest income	5,511	4,411
Other income:
Control investments	394	835
Non-Control/Non-Affiliate investments	—	16

Total other income	394	851

Total investment income	5,905	5,262

EXPENSES
Base management fee(A)	1,191	1,008
Incentive fee(A)	—	19
Administration fee(A)	183	151
Interest expense on borrowings	92	132
Dividends on mandatorily redeemable preferred stock	713	—
Amortization of deferred financing costs	200	108
Professional fees	194	209
Other general and administrative expenses	278	350

Expenses before credits from Adviser	2,851	1,977
Credits to fees(A)	(184)	(215)

Total expenses net of credits to fees	2,667	1,762

NET INVESTMENT INCOME	$3,238	$3,500

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Control investments	(46)	5,734
Non-Control/Non-Affiliate investments	—	5
Other	(41)	(39)

Total net realized (loss) gain	(87)	5,700
Net unrealized appreciation (depreciation):
Control investments	2,354	(7,951)
Affiliate investments	(7,712)	2,079
Non-Control/Non-Affiliate investments	(359)	820
Other	(451)	39

Total net unrealized depreciation	(6,168)	(5,013)

Net realized and unrealized (loss) gain	(6,255)	687

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,017)	$4,187

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$(0.13)	$0.19

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	22,080,133	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
Operations:
Net investment income	$3,238	$3,500
Net realized (loss) gain on investments	(46)	5,739
Net realized loss on other	(41)	(39)
Net unrealized depreciation of investments	(5,717)	(5,052)
Net unrealized (depreciation) appreciation of other	(451)	39

Net (decrease) increase in net assets from operations	(3,017)	4,187

Distributions to common stockholders:	(3,312)	(2,981)

Total (decrease) increase in net assets	(6,329)	1,206
Net assets at beginning of period	207,216	198,829

Net assets at end of period	$200,887	$200,035

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(3,017)	$4,187
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(12,765)	(22,459)
Principal repayments of investments	2,930	3,067
(Disbursements) proceeds from the sale of investments	(46)	8,069
Net realized loss (gain) on investments	46	(5,739)
Net realized loss on other	41	39
Net unrealized depreciation of investments	5,717	5,052
Net unrealized depreciation (appreciation) of other	451	(39)
Amortization of deferred financing costs	200	108
Decrease in restricted cash	616	69
Decrease (increase) in interest receivable	269	(45)
Increase in due from custodian	(36)	(767)
Increase in other assets	(106)	(25)
Increase in accounts payable and accrued expenses	229	183
Decrease in fees due to Adviser(A)	(143)	(191)
Decrease in administration fee payable to Administrator(A)	(35)	(20)
Decrease in other liabilities	(52)	(155)

Net cash used in operating activities	(5,701)	(8,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	76,010	40,000
Repayments on short-term loans	(76,005)	(40,000)
Proceeds from Credit Facility	31,000	—
Deferred financing costs	(107)	(75)
Distributions paid to common stockholders	(3,312)	(2,981)

Net cash provided by (used in) financing activities	27,586	(3,056)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,885	(11,722)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,546	80,580

CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,431	$68,858

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	11,235
		Common Stock (418,072 shares)(C)(F)		1,045	1,257
		Common Stock Warrants (452,683 shares)(C)(F)		25	389

				22,554	27,381

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $170 available (3.0%, Due 3/2013)(G)	6,830	6,773	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guarantee ($500)

				15,327	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (14.0%, Due 11/2014)(G)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	634
		Guarantee ($2,000)
		Guarantee ($1,934)

				11,725	4,634

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	3,220	3,220	3,220
		Preferred Stock (4,111,907 shares)(C)(F)		19,658	328
		Common Stock (48,093 shares)(C)(F)		48	—

				22,926	3,548

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2013)	2,375	2,375	2,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (2.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,210

				10,379	14,812

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,424
		Preferred Stock (27,900 shares)(C)(F)		2,790	2,999
		Common Stock (27,900 shares)(C)(F)		28	3,323

				16,378	19,746

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 9/2012)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,145
		Common Stock (90,909 shares)(C)(F)		91	580

				10,524	11,249

SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,127
		Common Stock (221,500 shares)(C)(F)		221	4,321

				13,570	17,803

SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	12,155

				28,148	30,554

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)	7,750	7,750	6,847
		Senior Subordinated Term Debt (12.5%, Due 7/2012)	2,160	2,160	1,908
		Preferred Stock (832,765 shares)(C)(F)		833	—
		Common Stock (129,067 shares)(C)(F)		1	—
		Common Stock Warrants (1,247,727 shares)(C)(F)		3	—

				10,747	8,755

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	2,952

				25,000	21,952

Total Control Investments (represents 69.8% of total investments at fair value)				$187,278	$160,434

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 4/2016)(D)(E)(I)	$500	$500	$500
		Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	5,700	5,700	5,764
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,735
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,647

				12,715	13,646

Channel Technologies Group, LLC	Manufacturing — acoustic products	Revolving Credit Facility, $400 available (7.0%, Due 12/2012)(D)	850	850	839
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,853	5,853	5,780
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,616
		Preferred Stock (1,599 shares)(C)(F)		1,599	1,321
		Common Stock (1,598,616 shares)(C)(F)		—	—

				19,052	18,556

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $0 available (10.0%, Due 10/2012)(D)	2,250	2,250	1,125
		Senior Term Debt (10.0%, Due 10/2012)(D)	2,575	2,575	1,287
		Senior Term Debt (12.5%, Due 4/2013)(D)(E)	8,891	8,891	4,446
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				16,219	6,858

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (10.5%, Due 1/2013)(D)	500	500	290
		Senior Term Debt (11.0%, Due 1/2013)(D)	7,227	7,227	4,192
		Senior Term Debt (10.5%, Due 1/2013)(D)	3,650	3,650	2,117
		Senior Term Debt (10.5%, Due 1/2013)(D)(E)	3,650	3,650	2,117
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,459	8,716

Packerland Whey Products, Inc.	Manufacturing — protein supplements	Subordinated Term Debt (13.8%, Due 6/2018)(H)	7,000	7,000	7,000
		Preferred Stock (248 shares)(C)(F)(H)		2,479	2,479

		Common Stock (247 shares)(C)(F)(H)		21	21

				9,500	9,500

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	3,169
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	3,169

Total Affiliate Investments (represents 26.3% of total investments at fair value)				$79,342	$60,445

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (13.0%, Due 5/2014)(D)	$6,460	$6,460	$6,169
		Senior Term Debt (13.0%, Due 5/2014)(D)	2,850	2,850	2,722
		Common Stock Warrants (55 shares)(C)(F)		300	—

				9,610	8,891

Total Non-Control/Non-Affiliate Investments (represents 3.9% of total investments at fair value)				$9,610	$8,891

TOTAL INVESTMENTS				$276,230	$229,770

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at June 30, 2012, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at June 30, 2012.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(F)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended June 30, 2012, best represents fair value as of June 30, 2012.
(I)	Security was paid off, at par, subsequent to June 30, 2012, and was valued based on the payoff.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2012

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
		Guarantee ($750)

				14,952	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (14.0%, Due 11/2014)(G)	4,000	4,000	—
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	—
		Guarantee ($2,000)
		Guarantee ($1,998)

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

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 4/2016)(D)(E)	$1,050	$1,050	$1,067
		Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	5,700	5,700	5,771
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,741
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,596

				13,265	14,175

Channel Technologies Group, LLC	Manufacturing — acoustic products	Revolving Credit Facility, $400 available (7.0%, Due 12/2012)(D)	850	850	843
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,926	5,926	5,875
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,642
		Preferred Stock (1,599 shares)(C)(F)		1,599	1,631
		Common Stock (1,598,616 shares)(C)(F)		—	75

				19,125	19,066

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $450 available (10.0%, Due 10/2012)(D)	1,800	1,800	1,350
		Senior Term Debt (10.0%, Due 10/2012)(D)	2,575	2,575	1,931
		Senior Term Debt (12.5%, Due 4/2013)(D)(E)	8,891	8,891	6,669
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				15,769	9,950

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (10.5%, Due 1/2013)(D)	500	500	315
		Senior Term Debt (11.0%, Due 1/2013)(D)	7,227	7,227	4,553
		Senior Term Debt (10.5%, Due 1/2013)(D)	3,650	3,650	2,300
		Senior Term Debt (10.5%, Due 1/2013)(D)(E)	3,650	3,650	2,299
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	3,550
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,459	13,017

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	2,623
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	2,623

Total Affiliate Investments (represents 26.1% of total investments at fair value)				$70,015	$58,831

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (12.3%, Due 5/2014)(D)	6,477	6,477	6,356
		Senior Term Debt (12.3%, Due 5/2014)(D)	2,860	2,860	2,806
		Common Stock Warrants (55 shares)(C)(F)		300	115

				9,637	9,277

Total Non-Control/Non-Affiliate Investments (represents 4.1% of total investments at fair value)				$9,637	$9,277

TOTAL INVESTMENTS				$266,395	$225,652

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at March 31, 2012, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. at March 31, 2012.
(E)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
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

JUNE 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1.	ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005 and completed an initial public offering on June 22, 2005. The terms “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). These investments primarily come in the form of subordinated loans, mezzanine debt, preferred stock, common stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans and, to a much lesser extent, senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments.

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

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the AICPA Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2012, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2012.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the three month period ended June 30, 2012, with no effect to net (decrease) increase in net assets resulting from operations.

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

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security, adjusted for any decrease in value resulting from the restrictive feature. At June 30 and March 31, 2012, we did not have any investments in publicly-traded securities.

Securities for which a limited market exists: We value securities that are not traded on an established secondary securities market but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, we assess trading activity in the asset class and evaluate variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if we conclude that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, we base the value of the security upon the price in the range of the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy, including, but not limited to, reviewing a range of indicative bids to the extent the Adviser has ready access to such qualified information.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default and increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. At June 30 and March 31, 2012, we had no syndicated investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) portfolio investments comprised of non-publicly traded non-control equity securities of other funds.

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly-traded securities; and

•	DCF or other pertinent factors.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical, secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), we have defined our “unit of account” at the investment level (either debt or equity) and as such determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: We generally value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund. At June 30 and March 31, 2012, we had no non-control equity securities of other funds.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At June 30, 2012, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Country Club Enterprises, LLC (“CCE”), were on non-accrual. These non-accrual loans had an aggregate cost value of $16.8 million, or 8.5% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $4.0 million, or 2.3% of the fair value of all debt investments in our portfolio. At March 31, 2012, ASH and CCE were on non-accrual with an aggregate debt cost basis of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision at June 30, 2012; however, during the three months ended June 30, 2011, we recorded PIK income of $6. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan with a PIK provision was paid off, at par, during the quarter ended September 30, 2011.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed consolidated Statements of Operations. We recorded $0.4 million and $0.1 million of success fees during the three months ended June 30, 2012 and 2011, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”).

We accrue dividend income on preferred equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in Other income in our accompanying Condensed consolidated Statements of Operations. We did not record any dividend income during the three months ended June 30, 2012; however, during the three months ended June 30, 2011, we recorded and collected $0.7 million of cash dividends on accrued preferred shares in connection with the recapitalization of Cavert II Holding Corp. (“Cavert”).

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

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended June 30, 2012 and 2011, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of June 30 and March 31, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	As of June 30, 2012			As of March 31, 2012
	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
Control Investments
Senior term debt	$—	$47,881	$47,881	$—	$47,880	$47,880
Senior subordinated term debt	—	62,899	62,899	—	60,149	60,149
Preferred equity	—	34,575	34,575	—	36,269	36,269
Common equity/equivalents	—	15,079	15,079	—	13,246	13,246

Total Control investments	—	160,434	160,434	—	157,544	157,544

Affiliate Investments
Senior term debt	—	33,309	33,309	—	37,844	37,844
Senior subordinated term debt	—	17,499	17,499	—	10,512	10,512
Preferred equity	—	9,617	9,617	—	10,400	10,400
Common equity/equivalents	—	20	20	—	75	75

Total Affiliate investments	—	60,445	60,445	—	58,831	58,831

Non-Control/Non-Affiliate Investments
Senior term debt	—	8,891	8,891	—	9,162	9,162
Common equity/equivalents	—	—	—	—	115	115

Total Non-Control/Non-Affiliate Investments	—	8,891	8,891	—	9,277	9,277

Total Investments at fair value	$—	$229,770	$229,770	$—	$225,652	$225,652

Cash Equivalents	85,000	—	85,000	85,000	—	85,000

Total Investments and Cash Equivalents	$85,000	$229,770	$314,770	$85,000	$225,652	$310,652

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average

Portfolio investments in controlled companies	$140,688	TEV	EBITDA multiples(B)	5.2x – 8.5x	6.6x
comprised of a bundle of investments			EBITDA(B)	($496) – $6,957	$3,525

Portfolio investments in non-controlled companies	85,913	TEV	EBITDA multiples(B)	4.4x – 9.1x	6.6x
comprised of a bundle of investments			EBITDA(B)	($150) – $6,693	$3,572

		SPSE(A)	EBITDA(B)	($150) – $6,693	$3,380
			Risk Ratings(C)	2.1 – 5.7	4.7

Other investments	3,169

Total Fair Value for Level 3 Investments	$229,770

(A)

SPSE makes an independent assessment of the data we submit to them (which includes the financial and operational performance, as well as our internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is regarded as proprietary in nature.

(B)

Earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input which is generally based on the most recently available trailing twelve month financial statements submitted to us from the portfolio companies. EBITDA multiples, generally indexed in accordance with our valuation policy, represent our estimation of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiples impact the TEV fair value determination and the value of the issuer’s debt, equity, or equity-like securities are valued in accordance with our liquidity waterfall approach.

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

Significant unobservable inputs generally included in our internally-assessed TEV models used to value our proprietary debt and equity investments are the portfolio company’s EBITDA and EBITDA multiples. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our valuation policy, we generally use an indexed EBITDA multiple. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three months ended June 30, 2012 and 2011 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize all of the inputs as the lowest level input within the hierarchy. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Period Ended June 30, 2012:

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2012:
Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652
Total (losses) gains:
Net realized losses(A)(D)	—	—	—	(46)	(46)
Net unrealized (depreciation) appreciation(B)	(4,990)	2,587	(4,956)	1,642	(5,717)
New investments, repayments and settlements(C):
Issuances / Originations	950	9,315	2,479	21	12,765
Settlements / Repayments	(765)	(2,165)	—	—	(2,930)
Sales(D)	—	—	—	46	46

Fair value as of June 30, 2012	$90,081	$80,398	$44,192	$15,099	$229,770

Period Ended June 30, 2011:

	Senior Term Debt	Senior Subordinated Term Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2011:
Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285
Total gains (losses):
Net realized gains(A)(D)	—	5	—	5,734	5,739
Net unrealized appreciation (depreciation)(B)	1,357	(5,655)	4,832	527	1,061
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	95	(14)	(686)	(5,508)	(6,113)
New investments, repayments and settlements(C):
Issuances / Originations	6	19,635	2,790	28	22,459
Settlements / Repayments	(2,153)	(915)	—	1	(3,067)
Sales(D)	—	—	(2,266)	(5,803)	(8,069)

Fair value as of June 30, 2011	$57,932	$75,862	$30,068	$1,433	$165,295

(A)	Included in Net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011.
(B)	Included in Net unrealized appreciation (depreciation) on our accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011.
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

Investment Activity

During the three months ended June 30, 2012, the following significant transaction occurred:

•

In May 2012, we invested $9.5 million in a new Affiliate investment, Packerland Whey Products, Inc. (“Packerland”), through a combination of debt and equity. Packerland, headquartered in Luxemburg, Wisconsin, is a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle.

Refer to Note 13, “Subsequent Events,” for investment activity occurring subsequent to June 30, 2012.

Investment Concentrations

As of June 30, 2012, we had investments in 18 portfolio companies located in a total of 13 states in 13 different industries with an aggregate fair value of $229.8 million, of which SOG Specialty K&T, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $79.9 million, or 34.8%, of our total investment portfolio, at fair value. The following table outlines our investments by security type at June 30 and March 31, 2012:

	June 30, 2012				March 31, 2012
	Cost		Fair Value		Cost		Fair Value
Senior term debt	$110,661	40.1%	$90,081	39.2%	$110,475	41.5%	$94,886	42.0%
Senior subordinated term debt	87,610	31.7	80,398	35.0	80,461	30.2	70,661	31.3
Preferred equity	73,264	26.5	44,192	19.2	71,084	26.6	46,669	20.7
Common equity/equivalents	4,695	1.7	15,099	6.6	4,375	1.7	13,436	6.0

Total investments	$276,230	100.0%	$229,770	100.0%	$266,395	100.0%	$225,652	100.0%

Investments at fair value consisted of the following industry classifications at June 30 and March 31, 2012:

	June 30, 2012		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$47,127	20.5%	$46,793	20.7%
Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	32,615	14.2	30,770	13.6
Leisure, Amusement, Motion Pictures, Entertainment	30,554	13.3	30,096	13.3
Diversified/Conglomerate Manufacturing	25,414	11.1	29,017	12.9
Containers, Packaging, and Glass	24,895	10.8	24,332	10.8
Electronics	21,952	9.6	23,330	10.3
Beverage, Food and Tobacco	9,500	4.1	—	—
Buildings and Real Estate	8,891	3.9	9,277	4.1
Oil and Gas	8,755	3.8	9,684	4.3
Cargo Transport	8,716	3.8	13,017	5.8
Automobile	4,634	2.0	—	—
Aerospace and Defense	3,548	1.5	6,713	3.0
Home and Office Furnishings, Housewares, and Durable Consumer Products	3,169	1.4	2,623	1.2

Total Investments	$229,770	100.0%	$225,652	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of June 30, 2012 and March 31, 2012:

	June 30, 2012		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$105,823	46.0%	$128,902	57.1%
West	75,715	33.0	59,112	26.2
Northeast	35,184	15.3	30,924	13.7
Midwest	13,048	5.7	6,714	3.0

Total Investments	$229,770	100.0%	$225,652	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2012:

		Amount
For the remaining nine months ending March 31:	2013	$39,363
For the fiscal year ending March 31:	2014	27,568
	2015	32,887
	2016	26,775
	2017	64,935
	Thereafter	7,000

	Total contractual repayments	$198,528
	Investments in equity securities	77,959
	Adjustments to cost basis on debt securities	(257)

	Total cost basis of investments held at June 30, 2012:	$276,230

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30 and March 31, 2012, we had gross receivables from portfolio companies of $0.4 million and $0.3 million, respectively. The allowance for uncollectible receivables was $0 at both June 30 and March 31, 2012.

NOTE 4.	RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We have entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”), which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 10, 2012, the Board of Directors approved the renewal of the Advisory Agreement through August 31, 2013.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed consolidated Statements of Operations:

	Three months ended June 30,
	2012	2011
Average total assets subject to base management fee	$238,200	$201,600
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(A)	1,191	1,008
Reduction for loan servicing fees	(868)	(677)

Adjusted base management fee	323	331
Credits for fees received by Adviser from the portfolio companies(A)	(184)	(215)

Net base management fee	$139	$116

Incentive fee(A)	$—	$19

(A)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Base Management Fee

The base management fee is payable quarterly and assessed at an annual rate of 2.0%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters. Average total assets is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods. In addition, the following three items are adjustments to the base management fee calculation:

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for the three months ended June 30, 2012 and 2011, to the extent applicable.

•	Portfolio Company Fees

Under the Advisory Agreement, the Adviser has also provided, and continues to provide, managerial assistance and other services to our portfolio companies and may receive fees for services other than managerial assistance. 50% of certain of these fees and 100% of other fees are credited against the base management fee that we would otherwise be required to pay to the Adviser.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through June 30, 2012, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through June 30, 2012.

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 10, 2012, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30, 2012	As of March 31, 2012
Base management fee due to Adviser	$123	$295
Loan servicing fee due to Adviser	196	218
Incentive fee credit from Adviser	—	(54)
Other	34	37

Total fees due to Adviser	$353	$496

Fee due to Administrator	$183	$218

Total related party fees due	$536	$714

NOTE 5.	BORROWINGS

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

The following tables summarize noteworthy information related to our Credit Facility:

	As of June 30, 2012	As of March 31, 2012
Commitment amount	$60,000	$60,000
Borrowings outstanding at cost	31,000	—
Availability	28,349	58,399

	For the Three Months Ended June 30,
	2012		2011
Weighted average borrowings outstanding	$791		$—
Effective interest rate(A)	41.9	%(B)	NM	(C)
Commitment (unused) fees incurred	$75		$126

(A)	Excludes the impact of deferred financing fees.
(B)

Due to limited borrowings outstanding, the commitment (unused) fees significantly increase the effective interest rate. The stated interest rate on advances will generally bear interest at 30-day LIBOR plus 3.75% per annum.

(C)	NM = Not Meaningful

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T is the trustee of the account and remits the collected funds to us once a month.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve-month periods ending March 31, 2012, 2013, 2014 and 2015. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our Term Preferred Stock) of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2012, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $240.9 million, an asset coverage of 230% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base, and as of June 30, 2012, Business Investment had 15 obligors. As of June 30, 2012, we were in compliance with all of the Credit Facility covenants.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $85.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on June 28, 2012. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in Cash and cash equivalents on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of June 30, 2012. The T-Bills were purchased on margin using $9.0 million in cash and the proceeds from a $76.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.67%. On July 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies, and on July 6, 2012, we received back the $9.0 million margin payment sent to Jefferies to complete the transaction.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. Additionally, due to the eight-day duration of the short-term loan, cost was deemed to approximate fair value. At each of June 30 and March 31, 2012, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan and Credit Facility carried at fair value as of June 30 and March 31, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three months ended June 30, 2012 and 2011:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	June 30, 2012	March 31, 2012
Short-Term Loan	$76,010	$76,005
Credit Facility	31,492	—

Total	$107,502	$76,005

	Short-Term Loan	Credit Facility	Total Fair Value Reported in Condensed Consolidated Statements of Assets and Liabilities
Three months ended June 30, 2012:
Fair value at March 31, 2012	$76,005	$—	$76,005
Borrowings	76,010	31,000	107,010
Repayments	(76,005)	—	(76,005)
Net unrealized appreciation(A)	—	492	492

Fair value at June 30, 2012	$76,010	$31,492	$107,502

Three months ended June 30, 2011:
Fair value at March 31, 2011	$40,000	$—	$40,000
Borrowings	40,000	—	40,000
Repayments	(40,000)	—	(40,000)

Fair value at June 30, 2011	$40,000	$—	$40,000

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statement of Operations for the three months ended June 30, 2012.

The fair value of the collateral under our Credit Facility was approximately $221.6 million and $228.3 million at June 30 and March 31, 2012, respectively. The fair value of the collateral under the short-term loan was approximately $85.0 million as of both June 30 and March 31, 2012.

NOTE 6.	INTEREST RATE CAP AGREEMENTS

We have entered into multiple interest rate cap agreements with BB&T that effectively limit the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreements provide that the interest rate on a portion of our borrowings is capped at a certain interest rate when 30-day LIBOR is in excess of that certain interest rate. The fair value of the interest rate cap agreements is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations. Generally, we will estimate the fair value of our interest rate caps using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both June 30 and March 31, 2012, our interest rate cap agreements were valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement:

Interest Rate Cap(A)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	As of June 30, 2012			As of March 31, 2012
					Cost		Fair Value	Cost	Fair Value
April 2010	$45,000	6.0%	May 2011	May 2012	$—	(B)	$—	$41	$—
December 2011	50,000	6.0	May 2012	October 2013	29		2	29	2

(A)	Indicates date we entered into the interest rate cap agreement with BB&T.
(B)	In May 2012, upon expiration of the April 2010 cap, we recognized a realized loss of $41.

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

On March 6, 2012, we completed a public offering of 1,400,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) at a public offering price of $25.00 per share. Gross proceeds totaled $35.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $33.2 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. In connection with the offering, the underwriters exercised their option to purchase an additional 200,000 shares of our Term Preferred Stock to cover over-allotments, which resulted in gross proceeds of $5.0 million and net proceeds, after deducting underwriting discounts, of $4.8 million. These proceeds are also being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our Condensed Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending February 28, 2017.

The shares have a redemption date of February 28, 2017, and are traded under the ticker symbol GAINP on the NASDAQ Global Select Market. The Term Preferred Stock is not convertible into our common stock or any other security. The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.9 million per year). We are required to redeem all of the outstanding Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, there are three other potential redemption triggers: 1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Term Preferred Stock, 2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of the Term Preferred Stock.

Our Board of Directors declared the following monthly distribution to preferred stockholders for the three months ended June 30, 2012:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	April 1 – 30	April 11, 2012	April 20, 2012	April 30, 2012	$0.1484375
	May 1 – 31	April 11, 2012	May 18, 2012	May 31, 2012	0.1484375
	June 1 – 30	April 11, 2012	June 20, 2012	June 29, 2012	0.1484375

Three months ended June 30, 2012:					$0.4453125

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our Condensed Consolidated Statements of Operations at the ex-dividend date.

Aggregate Term Preferred Stock distributions declared and paid for the three months ended June 30, 2012 and 2011 were approximately $0.7 million and $0, respectively. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

NOTE 8.	COMMON STOCK

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012 and which the SEC declared effective on July 26, 2012. The registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

NOTE 9.	NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(3,017)	$4,187
Denominator for basic and diluted weighted average common shares	22,080,133	22,080,133

Basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share	$(0.13)	$0.19

NOTE 10.	DISTRIBUTIONS TO COMMON STOCKHOLDERS

We are required to pay out as distributions 90% of our ordinary income and short-term capital gains for each taxable year in order to maintain our status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. It is our policy to pay out as a distribution up to 100% of those amounts. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on our estimated taxable income by management. Based on that estimate, three monthly distributions are declared each quarter.

Our Board of Directors declared the following monthly distributions to common stockholders for the three months ended June 30, 2012 and 2011:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	April 11, 2012	April 20, 2012	April 30, 2012	$0.050
	April 11, 2012	May 18, 2012	May 31, 2012	0.050
	April 11, 2012	June 20, 2012	June 29, 2012	0.050

Three months ended June 30, 2012:				$0.150

2012	April 12, 2011	April 22, 2011	April 29, 2011	$0.045
	April 12, 2011	May 20, 2011	May 31, 2011	0.045
	April 12, 2011	June 20, 2011	June 30, 2011	0.045

Three months ended June 30, 2011:				$0.135

Aggregate common distributions declared quarterly and paid for the three months ended June 30, 2012 and 2011 were approximately $3.3 million and $3.0 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. For the fiscal year ended March 31, 2012, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.7 million of the first common distribution paid in fiscal year 2013 as having been paid in the prior year.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

At June 30, 2012, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of June 30, 2012, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

•

In October 2008, we executed a guarantee of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company (“Ford”) and ASH. The Finance Facility provides ASH with a line of credit of up to $0.5 million for component Ford parts used by ASH to build truck bodies under a separate contract. Ford retains title and ownership of the parts. The guarantee of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of us as guarantor.

•

In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and CCE. The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2011 and again in February 2012 and expires in February 2013, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.2 million from CCE.

•

In April 2010, we executed a guarantee of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guarantee, we received aggregate premiums of $0.1 million from CCE.

We estimated the fair value of such unused commitments and guarantees as of June 30 and March 31, 2012 to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities. The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of June 30 and March 31, 2012:

	As of June 30,	As of March 31,
	2012	2012
Unused line of credit commitments	$821	$1,671
Guarantees	4,434	4,748

Total	$5,255	$6,419

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability amounted recorded against the escrow amounts was $0.6 million as of both June 30 and March 31, 2012, and is included in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

NOTE 12.	FINANCIAL HIGHLIGHTS

	Three months ended June 30,
	2012	2011
Per Common Share Data
Net asset value at beginning of period(A)	$9.38	$9.00
Net investment income(B)	0.15	0.16
Realized gain on sale of investments and other(B)	—	0.26
Net unrealized depreciation of investments and other(B)	(0.28)	(0.23)

Total from investment operations(B)	(0.13)	0.19
Cash distributions from net investment income(B)(C)	(0.15)	(0.13)

Net asset value at end of period(A)	$9.10	$9.06

Per share market value at beginning of period	$7.57	$7.79
Per share market value at end of period	7.39	7.14
Total return(D)	(0.38)%	(6.67)%
Shares outstanding at end of period	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$200,887	$200,035
Average net assets(E)	204,858	198,324

Senior Securities Data(F):
Total borrowings, at cost	$107,010	$—
Mandatorily redeemable preferred stock	40,000	40,000
Asset coverage ratio(G)	230%	537%
Average coverage per unit(H)	$2,300	$5,371

Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)(J)	5.57%	3.99%
Ratio of net expenses to average net assets(I)(K)	5.21%	3.55%
Ratio of net investment income to average net assets(I)	6.32%	7.06%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)

Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 10—Distributions to Common Stockholders.

(E)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(F)	The 1940 Act currently permits us to issue senior securities representing indebtedness and senior securities that are stock, to which we refer to as “senior securities.”
(G)

As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.

(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Amounts are annualized.
(J)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(K)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to June 30, 2012, the following transaction occurred:

•

In July 2012, we invested $22.5 million in a new Control investment, Ginsey Holdings, Inc. (“Ginsey”), through a combination of debt and equity. Ginsey, headquartered in Bellmawr, New Jersey, designs and markets a broad line of branded juvenile and adult bath products.

Short-Term Loan

On June 28, 2012, we purchased $85.0 million of T-Bills through Jefferies. The T-Bills were purchased on margin using $9.0 million in cash and the proceeds from a $76.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.67%. On July 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies, and on July 6, 2012, we received the $9.0 million margin payment sent to Jefferies to complete the transaction.

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012 and which the SEC declared effective on July 26, 2012. The registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

Distributions

On July 10, 2012, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
July 20, 2012	July 31, 2012	$0.05	$0.1484375
August 22, 2012	August 31, 2012	0.05	0.1484375
September 19, 2012	September 28, 2012	0.05	0.1484375

Total for the Quarter:		$0.15	$0.4453125

Co-Investment Order

In an order dated July 26, 2012, the SEC granted us the relief sought in the exemptive application we had previously filed with the SEC that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Capital Corporation and any future business development company or closed-end management investment company that is advised by our Adviser (or sub-advised by our Adviser if it controls the fund) or any combination of the foregoing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). These investments primarily come in the form of subordinated loans, mezzanine debt, preferred stock, common stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. We also invest in senior secured loans and, to a much lesser extent, senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

We focus on investing in small and medium-sized private U.S. businesses that meet certain criteria, including some but not all of the following: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow, reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds) and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

Business Environment

The direction and relative strength of the global economy, and the U.S. economy in particular, continue to be uncertain and volatile, and we remain cautious about a long-term economic recovery. The recent recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investments, are impacted by these economic conditions. If these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

Despite the challenges in these uncertain economic times, over the past year, we have been able to complete both a renewal and increase in borrowing capacity under our line of credit (our “Credit Facility”) and a preferred stock public offering. In October 2011, we entered into a fourth amended and restated credit agreement that increased the commitment amount to $60.0 million, reduced the interest rate and extended the maturity of our Credit Facility until 2014. In March 2012, we issued 1,600,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) for gross proceeds of $40.0 million. In addition, subsequent to June 30, we have been granted relief by the Securities and Exchange Commission (“SEC”) that expands our ability to co-invest in portfolio companies with certain affiliated investment funds, subject to certain circumstances, which we believe will enhance our ability to further our investment strategy and objectives. We discuss each of the foregoing in detail below under “Recent Developments.”

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of subordinated debt with equity enhancement features and direct equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. These new investment opportunities have translated into us investing approximately $145.9 million into eight new proprietary debt and equity deals since October 2010. During the three months ended June 30, 2012, we invested $9.5 million in Packerland Whey Products, Inc. (“Packerland”), a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle. Additionally, subsequent to quarter-end, we invested $22.5 million in Ginsey Holdings, Inc. (“Ginsey”), which designs and markets a broad line of branded juvenile and adult bath products.

The increased investing opportunities in the marketplace have also presented opportunities for us to achieve realized gains and other income. In April 2011, we sold our equity investment and received partial redemption of our preferred stock, while investing new subordinated debt, in Cavert II Holding Corporation (“Cavert”) as part of a recapitalization. The gross cash proceeds to us from the sale of our equity in Cavert were $5.6 million, resulting in a realized gain of $5.5 million. At the same time, we received $2.3 million in a partial redemption of our preferred stock, received $0.7 million in preferred dividends and invested $5.7 million in new subordinated debt of Cavert. In fiscal year 2011, we achieved a significant amount of liquidity and realized gains with the sales of A. Stucki Holding Corp. (“A. Stucki”) and Chase II Holding Corp. (“Chase”) for total proceeds of $83.9 million and an aggregate realized gain of $23.5 million. In addition, we recorded $9.1 million of other income, including success fee and dividend income, resulting from these exits.

The A. Stucki, Chase, and Cavert sales were our first management-supported buyout liquidity events, and each was an equity investment success, highlighting our investment strategy of striving to achieve returns through current income from debt investments and capital gains from equity investments. We will strive to utilize the existing borrowing availability under our Credit Facility to make new investments that will potentially increase our net investment income and generate capital gains to enhance our ability to pay dividends to our stockholders.

Due to the limited number of investments in our portfolio, our current asset composition has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended June 30, 2012, we again fell below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At June 30, 2012, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the June 30, 2012 measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold.

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

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities. As of June 30, 2012, our asset coverage ratio was 230%. The ratio is impacted, in part, by our need to obtain a short-term loan at quarter end to satisfy the 50% threshold for our RIC status. Between the quarter end measurement dates, when we do not have a short-term loan outstanding, our leverage and asset coverage ratio improve. However, until the composition of our assets is above the required 50% threshold on a consistent basis, we will have to continue to obtain short-term loans on a quarterly basis. This strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act.

Market conditions have also presumably affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On July 27, 2012, the closing market price of our common stock was $7.49, which represented a 17.7% discount to our June 30, 2012, net asset value (“NAV”) per share of $9.10. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on August 4, 2011, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect for one year from the date of stockholder approval. At our next annual meeting of stockholders scheduled to take place on August 9, 2012, we will ask our stockholders to vote in favor of this proposal for another year.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, debt and equity capital may be costly or difficult for us to access in the near term. However, in light of increased investing opportunities that we see in our target markets, as demonstrated by our eight originated investments totaling $145.9 million since October 2010, we are cautiously optimistic about the long-term prospects for the U.S. economy and will continue our strategy of making conservative investments in businesses that we believe will weather the current economic conditions and that are likely to produce attractive long-term returns for our stockholders. Despite the liquidity that we were able to generate with the A. Stucki, Chase and Cavert transactions, the increased commitment on our Credit Facility and our recent public offering of Term Preferred Stock, a significant amount of this liquidity has been used in our origination activity. Future investment activity may be dependent on our access to capital, which may be limited or challenged and other events beyond our control may still encumber our ability to make new investments in the future.

Investment Highlights

During the three months ended June 30, 2012, we disbursed $9.5 million in new debt and equity investments and extended $3.3 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through June 30, 2012, we have made 172 investments in 95 companies for a total of approximately $729.2 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the three months ended June 30, 2012, the following significant transaction occurred:

•

In May 2012, we invested $9.5 million in a new Affiliate investment, Packerland, through a combination of debt and equity. Packerland, headquartered in Luxemburg, Wisconsin, is a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle.

Refer to Note 13, “Subsequent Events,” in our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for investment activity occurring subsequent to June 30, 2012.

Recent Developments

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

Therefore, similar to previous quarter ends, to maintain our status as a RIC, we purchased $85.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on June 28, 2012. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in cash and cash equivalents on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of June 30, 2012. The T-Bills were purchased on margin using $9.0 million in cash and the proceeds from a $76.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.67%. On July 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies, and on July 6, 2012, we received the $9.0 million margin payment sent to Jefferies to complete the transaction.

Term Preferred Stock Offering

On March 6, 2012, we completed an offering of 1,400,000 shares of Term Preferred Stock at a public offering price of $25.00 per share under our previous shelf registration statement on Form N-2 (File No. 333-160720). Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us, were approximately $33.2 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. On March 13, 2012, the underwriters purchased an additional 200,000 shares of our Term Preferred Stock to cover over-allotments, for which we received net proceeds, after deducting underwriting discounts, of $4.8 million.

Co-Investment Order

In an order dated July 26, 2012, the SEC granted us the relief sought in the exemptive application we had previously filed with the SEC that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Capital Corporation and any future business development company or closed-end management investment company that is advised by our investment adviser, Gladstone Management Corporation, (our “Adviser”) (or sub-advised by our Adviser if it controls the fund) or any combination of the foregoing.

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

On July 10, 2012, our Board of Directors approved the renewal of the Advisory Agreement with our Adviser through August 31, 2013.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 10, 2012, our Board of Directors approved the renewal of this Administration Agreement with our Administrator through August 31, 2013.

RESULTS OF OPERATIONS

Comparison of the Three months ended June 30, 2012, to the Three months ended June 30, 2011

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$5,511	$4,411	$1,100	24.9%
Other income	394	851	(457)	(53.7)

Total investment income	5,905	5,262	643	12.2

EXPENSES
Base management fee	1,191	1,008	183	18.2
Incentive fee	—	19	(19)	(100.0)
Administration fee	183	151	32	21.2
Interest and dividend expense	805	132	673	509.8
Amortization of deferred financing costs	200	108	92	85.2
Other	472	559	(87)	(15.6)

Expenses before credits from Adviser	2,851	1,977	874	44.2
Credits to fees	(184)	(215)	31	(14.4)

Total expenses net of credits to fees	2,667	1,762	905	51.4

NET INVESTMENT INCOME	3,238	3,500	(262)	(7.5)

REALIZED AND UNREALIZED (LOSS) GAIN:
Net realized (loss) gain on investments	(46)	5,739	(5,785)	NM
Net realized loss on other	(41)	(39)	(2)	5.1
Net unrealized depreciation of investments	(5,717)	(5,052)	(665)	13.2
Net unrealized (depreciation) appreciation of other	(451)	39	(490)	NM

Net realized and unrealized (loss) gain on investments and other	(6,255)	687	(6,942)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,017)	$4,187	$(7,204)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE – BASIC AND DILUTED	$(0.13)	$0.19	$(0.32)	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 12.2% for the three months ended June 30, 2012, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the three months ended June 30, 2012, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the three months ended June 30, 2012, partially offset by a decrease in other income, which primarily resulted from dividend income received in connection to Cavert’s recapitalization in April 2011.

Interest income from our investments in debt securities increased 24.9% for the three months ended June 30, 2012, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2012, was approximately $177.1 million, compared to approximately $147.3 million for the prior year period. This increase was primarily due to originating investments in SOG Specialty K&T, LLC (“SOG”), SBS, Industries, LLC (“SBS”), Channel Technologies Group, LLC (“Channel Technologies”) and Packerland, partially offset by the payoff of our debt investments in Survey Sampling, LLC (“Survey Sampling”), Quench Holdings Corp. (“Quench”) and American Greetings Corporation (“AMG”) and the restructuring of Country Club Enterprises, LLC (“CCE”). At June 30, 2012, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and CCE, were on non-accrual, with an aggregate weighted average principal balance of $16.9 million during the three months ended June 30, 2012. At June 30, 2011, loans to one portfolio company, ASH, were on non-accrual, with a weighted average principal balance of $9.8 million during the three months ended June 30, 2011. CCE was placed on non-accrual during the three months ended September 30, 2011.

The weighted average yield on our interest-bearing investments for the three months ended June 30, 2012, excluding cash and cash equivalents and receipts recorded as other income, was 12.5%, compared to 12.0% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the three months ended June 30, 2012, is a result of the exits of lower interest-bearing debt investments, such as Survey Sampling, Quench and AMG, which had an aggregate, weighted-average interest rate of 9.7% at the time of their respective exits, and the addition of higher-yielding debt investments in SOG, SBS, Channel Technologies and Packerland, which had an aggregate, weighted average interest rate of 13.2% as of June 30, 2012.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2012		Three months ended June 30, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$30,554	13.3%	$662	11.2%
Acme Cryogenics, Inc.	27,381	11.9	422	7.1
Venyu Solutions, Inc.	21,952	9.5	624	10.6
Mitchell Rubber Products, Inc.	19,746	8.6	446	7.6
Channel Technologies Group, LLC	18,556	8.1	472	8.0

Subtotal—five largest investments	118,189	51.4	2,626	44.5
Other portfolio companies	111,581	48.6	3,279	55.5

Total investment portfolio	$229,770	100.0%	$5,905	100.0%

	As of June 30, 2011		Three months ended June 30, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc.	$25,321	15.3%	$624	11.8%
Acme Cryogenics, Inc.	22,519	13.6	430	8.2
Mitchell Rubber Products, Inc. (A)	16,327	9.9	411	7.8
Cavert II Holding Corp.	15,000	9.1	1,076	20.4
Noble Logistics, Inc.	14,165	8.6	382	7.3

Subtotal—five largest investments	93,332	56.5	2,923	55.5
Other portfolio companies	71,963	43.5	2,339	44.5

Total investment portfolio	$165,295	100.0%	$5,262	100.0%

(A)	New investment during the applicable period.

Other income decreased 53.7% from the prior year period, primarily due to $0.7 million of cash dividends received on preferred shares of Cavert in connection with its recapitalization in April 2011. During the three months ended June 30, 2012, other income primarily consisted of $0.4 million of success fee income resulting from prepayments received from Mathey Investments, Inc. (“Mathey”).

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased for the three months ended June 30, 2012, by 44.2%, as compared to the prior year period. The increase was primarily due to an increase in dividend expense on our Term Preferred Stock, on which we made our first distribution in March 2012, and an increase in our base management fee during the three months ended June 30, 2012.

The base management fee increased for the three months ended June 30, 2012, as compared to the prior year period, which is reflective of the increased size of our loan portfolio over the respective periods. The decrease in the credit against the based management fee we received from our Adviser was a result of additional fees earned by our Adviser during the prior year period, related to the closing of our investments in Mitchell Rubber Products, Inc. (“Mitchell”), partially offset by fees earned by our Adviser in the three months ended June 30, 2012, related to the closing of investments in Packerland. No incentive fee was earned by the Adviser during the three months ended June 30, 2012, because net investment income for the quarter was below the hurdle rate. The incentive fee earned during the prior year period was primarily due to other income recorded in connection with the Cavert recapitalization. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three months ended June 30,
	2012	2011
Average total assets subject to base management fee(A)	$238,200	$201,600
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,191	1,008
Reduction for loan servicing fees	(868)	(677)
Adjusted base management fee	323	331

Credits for fees received by Adviser from the portfolio companies(B)	(184)	(215)

Net base management fee	$139	$116

Incentive fee(B)	$—	$19

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 509.8% for the three months ended June 30, 2012, as compared to the prior year period, primarily due to $0.7 million of dividends we paid on our Term Preferred Stock during the three months ended June 30, 2012. We classify these dividends as dividend expense on our Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the prior year period. Removing the effect of the preferred stock dividend payment, interest expense for the three months ended June 30, 2012, decreased 30.3% over the prior year period, due mainly to a decrease in the unused commitment fee on our Credit Facility, which was reduced in October 2011 from 1.0% per annum on undrawn amounts (0.50% when advances outstanding were above 50.0% of the commitment) to 0.50% per annum on undrawn amounts at all times. During the three months ended June 30, 2011, there were no borrowings outstanding and, accordingly, we paid a 1.0% commitment fee per annum, as compared to the 0.50% commitment fee per annum we paid during the three months ended June 30, 2012. The average balance outstanding on our Credit Facility during the three months ended June 30, 2012, was $0.8 million, as compared to zero borrowings throughout the prior year period. The effective interest rate charged on our borrowings for the three months ended June 30, 2012, excluding the impact of deferred financing fees, was 41.9%, which was inflated upward due to an ongoing unused commitment fee being allocated against minimal borrowings outstanding on our Credit Facility during the period. The effective interest rate on our borrowings for the three months ended June 30, 2011, was not meaningful, as we had no borrowings outstanding under the Credit Facility during the period.

Amortization of deferred financing costs increased $0.1 million, or 85.2%, during the three months ended June 30, 2012, as compared to the prior year period, primarily due to the Term Preferred stock offering costs being deferred and amortized, resulting in $0.1 million in amortization during the three months ended June 30, 2012. No such amortization was recorded in the prior year period, as the Term Preferred stock offering was not completed until March 2012.

Realized and Unrealized Gain (Loss) on Investments

Realized (Loss) Gain

During the three months ended June 30, 2012, we recorded a realized loss of $46 relating to post-closing adjustments on previous investment exits. During the three months ended June 30, 2011, we received full repayment of our syndicated loan to Fifth Third Processing Solutions, LLC, and recapitalized our investment in Cavert, receiving $9.0 million in aggregate proceeds and realizing a gain of $5.5 million. We also received a $0.2 million post-closing adjustment related to the A. Stucki exit in June 2010, which we realized as a gain during the three months ended June 30, 2011.

Unrealized Depreciation

During the three months ended June 30, 2012, we recorded net unrealized depreciation on investments in the aggregate amount of $5.7 million.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2012, were as follows:

	Investment Classification	Three months ended June 30, 2012
Portfolio Company		Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Country Club Enterprises, LLC	Control	$—	$4,634	$—	$4,634
Mitchell Rubber Products, Inc.	Control	—	1,255	—	1,255
Precision Southeast, Inc.	Control	—	1,091	—	1,091
Mathey Investments, Inc.	Control	—	1,047	—	1,047
SBS, Industries, LLC	Control	—	798	—	798
Quench Holdings Corp.	Affiliate	—	546	—	546
SOG Specialty K&T, LLC	Control	—	458	—	458
B-Dry, LLC	Non-Control/Non-Affiliate	—	(359)	—	(359)
ASH Holdings Corp.	Control	—	(375)	—	(375)
Channel Technologies Group, LLC	Affiliate	—	(437)	—	(437)
Acme Cryogenics, Inc.	Control	—	(920)	—	(920)
Galaxy Tool Holding Corp.	Control	—	(1,166)	—	(1,166)
Venyu Solutions, Inc.	Control	—	(1,378)	—	(1,378)
Tread Corp.	Control	—	(3,089)	—	(3,089)
Danco Acquisition Corp.	Affiliate	—	(3,542)	—	(3,542)
Noble Logistics, Inc.	Affiliate	—	(4,301)	—	(4,301)
Other, net (<$250 Net)	Various	(46)	21	—	(25)

Total		$(46)	$(5,717)	$—	$(5,763)

The primary changes in our net unrealized depreciation for the three months ended June 30, 2012, were notable depreciation of our debt investments in Danco Acquisition Corp. (“Danco”) and in our equity investments in Noble Logistics, Inc. (“Noble”), Tread Corp. (“Tread”), Venyu Solutions, Inc. (“Venyu”) and Galaxy Tool Holding Corp. (“Galaxy”), primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. This depreciation was partially offset by increased appreciation in CCE, Mitchell, Precision Southeast, Inc. (“PSI”) and Mathey, primarily due to increased portfolio company performance.

During the three months ended June 30, 2011, we had net unrealized depreciation of investments in the aggregate amount of $5.1 million, which included the reversal of $6.1 million in unrealized appreciation, primarily related to the Cavert recapitalization. Excluding reversals, we had $1.0 million in net unrealized appreciation for the three months ended June 30, 2011. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2011, were as follows:

	Investment Classification	Three months ended June 30, 2011
Portfolio Company		Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	Control	$—	$3,028	$—	$3,028
Tread Corp.	Control	—	1,665	—	1,665
Noble Logistics, Inc.	Affiliate	—	1,189	95	1,284
Survey Sampling, LLC	Non-Control/Non-Affiliate	—	807	—	807
Venyu Solutions, Inc.	Control	—	309	—	309
Precision Southeast, Inc.	Control	—	(352)	—	(352)
ASH Holdings Corp.	Control	—	(375)	—	(375)
Cavert II Holding Corp.	Affiliate	5,508	76	(6,194)	(610)
Country Club Enterprises, LLC	Control	—	(5,160)	—	(5,160)
Other, net (<$250 Net)	Various	231	(126)	(14)	91

Total		$5,739	$1,061	$(6,113)	$687

The primary changes in our net unrealized depreciation for the three months ended June 30, 2011, were the reversal of previously- recorded unrealized appreciation on the Cavert recapitalization and the unrealized depreciation recorded on the debt of CCE, which experienced a significant markdown, primarily due to decreased performance. Appreciation was recorded in our equity holdings of Acme Cryogenics, Inc. (“Acme”), Tread and Noble as a result of their improved performance, and appreciation was also recorded in our syndicated loan to Survey Sampling as a result of the fact that the loan was repaid at par after the end of the quarter. Excluding the impact of Cavert, CCE and Survey Sampling, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples, partially offset by decreases in the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $2.4 million and $3.3 million of net unrealized depreciation on our debt positions and equity holdings, respectively, for the three months ended June 30, 2012. At June 30, 2012, the fair value of our investment portfolio was less than our cost basis by approximately $46.4 million, as compared to $40.7 million at March 31, 2012, representing net unrealized appreciation of approximately $5.7 million for the three months ended June 30, 2012. We believe that our aggregate investment portfolio was valued at a depreciated value due to the general instability of the loan markets and lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 83.2% of cost as of June 30, 2012. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Gain and Loss on Other

Realized Loss on Interest Rate Caps

For the three months ended June 30, 2012 and 2011, we recorded a net realized loss of $41 and 39, respectively, due to the expiration of one of our interest rate cap agreements in each period.

Unrealized Appreciation on Interest Rate Caps

For the three months ended June 30, 2012 and 2011, we recorded $41 and $39, respectively, of unrealized appreciation due to the reversal of previously-recorded unrealized depreciation on an interest rate cap upon its expiration and the resulting realized loss.

Net Unrealized Depreciation on Borrowings

Net unrealized depreciation on borrowings is the net change in the fair value of our Credit Facility during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains and losses are realized. The net unrealized depreciation on our Credit Facility for the three months ended June 30, 2012, was $0.5 million. There was no unrealized appreciation or depreciation during the prior year period, as there were no borrowings outstanding over the period. The Credit Facility was fair valued at $31.5 million and zero as of June 30 and March 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2012, was approximately $5.7 million, as compared to $8.7 million during the three months ended June 30, 2011. This decrease in cash used in operating activities from the prior year period was primarily due to $9.7 million less in investment disbursements, partially offset by $8.1 million more in investment proceeds in the prior year period. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our Term Preferred Stock, management fees to our Adviser, and other entity-level expenses.

At June 30, 2012, we had equity investments in or loans to 18 private companies with an aggregate cost basis of approximately $276.2 million. At June 30, 2011, we had investments in equity of, loans to or syndicated participations in 17 private companies with an aggregate cost basis of approximately $214.3 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Beginning investment portfolio, at fair value	$225,652	$153,285
New investments	9,500	16,378
Disbursements to existing portfolio companies	3,265	6,075
Scheduled principal repayments	(100)	(370)
Unscheduled principal repayments	(2,805)	(2,697)
Proceeds from sales	46	(8,069)
Net realized (loss) gain	(46)	5,739
Net unrealized (depreciation) appreciation	(5,717)	1,061
Reversal of net unrealized appreciation	—	(6,113)
Other cash activity, net	(25)	—
Other non-cash activity, net	—	6

Ending investment portfolio, at fair value	$229,770	$165,295

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at June 30, 2012:

		Amount
For the remaining nine months ending March 31:	2013	$39,363
For the fiscal year ending March 31:	2014	27,568
	2015	32,887
	2016	26,775
	2017	64,935
	Thereafter	7,000

	Total contractual repayments	$198,528
	Investments in equity securities	77,959
	Adjustments to cost basis on debt securities	(257)

	Total cost basis of investments held at June 30, 2012:	$276,230

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2012, was approximately $27.6 million and consisted primarily of proceeds from our Credit Facility of $31.0 million, partially offset by $3.3 million in distributions to common stockholders. Net cash used in financing activities for the three months ended June 30, 2011, was approximately $3.1 million and consisted primarily of distributions to common stockholders.

Distributions

To qualify as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.050 per common share for each of the three months from April 2012 to June 2012. In July 2012, our Board of Directors declared a monthly distribution of $0.05 per common share for each of July, August and September 2012. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the fiscal year ended March 31, 2012, which includes the three months ended June 30, 2011, our distributions to common stockholders totaled approximately $13.6 million. Distributions to common stockholders declared for the fiscal year ended March 31, 2012, were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat $0.7 million of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending March 31, 2013 will be determined at year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.12369792 per share of Term Preferred Stock for a prorated portion of March and $0.1484375 per share of Term Preferred Stock for each of the three months from April 2012 through June 2012. In July 2012, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of July, August and September 2012. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012 and which the SEC declared effective on July 26, 2012. The registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On June 29, 2012, our stock closed trading at $7.39, representing an 18.8% discount to our NAV as of June 30, 2012 of $9.10 per share. On July 27, 2012, the closing market price of our common stock was $7.49 per share, representing a 17.7% discount to our NAV as of June 30, 2012. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our annual meeting of stockholders held on August 4, 2011, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. We have asked our stockholders to approve such a proposal at the upcoming August 9, 2012 annual meeting of stockholders. Despite such stockholder approval, we have never issued common stock below NAV per common share and we have not issued any common stock since May 2008.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2 (Registration No. 333-160720), in March 2012, we completed an offering of 1.6 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us were approximately $38.0 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to the offering, which have been recorded as an asset in accordance with GAAP and are being amortized over the redemption period ending February 28, 2017.

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

Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $175 million through the addition of other committed lenders to the facility. The Credit Facility matures on October 25, 2014, and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before October 25, 2015 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. There are two one-year extension options, to be agreed upon by all parties, which may be exercised, subject to compliance with the covenants set forth in the credit agreement, on or before October 26, 2012 and October 26, 2013, as applicable. We incurred fees of $0.7 million in connection with this amendment. As of June 30, 2012, we had $31.0 million in borrowings outstanding with approximately $28.3 million of availability under the Credit Facility.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve-month periods ending March 31, 2012, 2013, 2014 and 2015. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our Term Preferred Stock) of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2012, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $240.9 million, an asset coverage of 230% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base, and as of June 30, 2012, Business Investment had 15 obligors. As of June 30, 2012, we were in compliance with all of the Credit Facility covenants.

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

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of July 27, 2012, we were in compliance with the covenants under the performance guaranty.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $85.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on June 28, 2012. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in Cash and cash equivalents on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of June 30, 2012. The T-Bills were purchased on margin using $9.0 million in cash and the proceeds from a $76.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 0.67%. On July 5, 2012, when the T-Bills matured, we repaid the $76.0 million loan from Jefferies, and on July 6, 2012, we received back the $9.0 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit and capital commitments with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to our portfolio companies, we have also extended certain guarantees on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $4.4 million of obligations of ASH and CCE. As of June 30, 2012, we have not been required to make any payments on any of the guarantees and we consider the credit risks to be remote.

We estimate the fair value of our unused line of credit commitments, uncalled capital commitments, and guarantees as of June 30, 2012 to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table shows our contractual obligations as of June 30, 2012, at cost:

Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Credit Facility	$31,000	$—	$31,000	$—	$—
Term Preferred Stock	40,000	—	—	40,000	—
Interest and dividend payments on obligations(B)	16,547	4,251	7,546	4,750	—

Total	$87,547	$4,251	$38,546	$44,750	$—

(A)	Excludes our unused line of credit commitments and guarantees to our portfolio companies in the aggregate amount of $5.3 million.
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

As of June 30 and March 31, 2012, all of our investments were valued using Level 3 inputs. See Note 3–Investments in our accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

Valuation Methods:

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of June 30 and March 31, 2012, we did not have any investments in publicly-traded securities.

Securities for which a limited market exists: We value securities that are not traded on an established, secondary securities market but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, we assess trading activity in the asset class and evaluate variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if we conclude that quotes based on active markets or trading activity may be relied upon, firm bid-ask price ranges are requested; however, if firm bid-ask prices are unavailable, we base the value of the security upon the indicative bid price (“IBP”) offered by the respective, originating syndication agent’s trading desk or secondary desk on or near the valuation date. To the extent that we use the IBP as a basis for valuing the security, our Adviser may take further steps to consider additional information to validate that price in accordance with the Policy, including, but not limited to, reviewing a range of indicative bids to the extent the Adviser has ready access to such qualified information.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums, including, among other things, increased probability of default, higher loss given default and increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. At June 30 and March 31, 2012, we had no syndicated investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) portfolio investments comprised of non-publically traded non-control equity securities of other funds.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical, secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), we have defined our “unit of account” at the investment level (either debt or equity), and thus determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: To the extent applicable, we generally value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund. At June 30 and March 31, 2012, we had no non-control equity securities of other funds.

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

For the debt securities for which we do not use a third-party NRSRO risk rating, we seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, our scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB or Baa2 from an NRSRO, however, no assurance can be given that a >10 on our scale is equal to a BBB or Baa2 on an NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of both June 30 and March 31, 2012, two control investments, ASH and CCE, were on non-accrual with an aggregate fair value of $4.0 million and $0, respectively. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of June 30 and March 31, 2012, representing approximately 100.0% of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of June 30, 2012	As of March 31, 2012
Highest	7.9	7.9
Average	4.9	5.0
Weighted Average	5.0	5.3
Lowest	2.1	2.4

As of June 30 and March 31, 2012, we did not have any non-proprietary loans in our investment portfolio.

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. However, we did incur an excise tax of $30 and $24 for the calendar years ended December 31, 2011 and 2010, respectively. Under the RIC Modernization Act, we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At June 30, 2012, loans to two portfolio companies, ASH and CCE, were on non-accrual. These non-accrual loans had an aggregate cost value of $16.8 million, or 8.5% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $4.0 million, or 2.3% of the fair value of all debt investments in our portfolio. At March 31, 2012, ASH and CCE were on non-accrual with an aggregate debt cost basis of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision at June 30, 2012; however, during the three months ended June 30, 2011, we recorded PIK income of $6. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan with a PIK provision was paid off, at par, during the quarter ended September 30, 2011.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $0.4 million and $0.1 million of success fees during the three months ended June 30, 2012 and 2011, respectively, representing prepayments received from Mathey.

We accrue dividend income on preferred equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in Other income in our accompanying Condensed Consolidated Statements of Operations. We did not record any dividend income during the three months ended June 30, 2012; however, during the three months ended June 30, 2011, we recorded and collected $0.7 million of cash dividends on accrued preferred shares in connection with the recapitalization of Cavert.

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

While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. At June 30, 2012, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

76.5%	Variable rates with a floor
23.5	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2012 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on May 21, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the “Risk Factors” section in our Pre-Effective Amendment No. 1 to our registration statement on Form N-2 (No. 333-181879) as filed with the SEC on July 17, 2012 and which the SEC declared effective on July 26, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ David Watson
David Watson
Chief Financial Officer and Treasurer

Date: July 30, 2012

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.4	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed on July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.d.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

11	Computation of Per Share Earnings (included in the notes to the unaudited Condensed Consolidated Financial Statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.