Form 10-Q
period 2012-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2012-10-29
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of October 26, 2012, was 26,080,133.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2012	March 31, 2012

ASSETS
Investments at fair value
Control investments (Cost of $245,475 and $186,743, respectively)	$208,922	$157,544
Affiliate investments (Cost of $61,473 and $70,015, respectively)	48,715	58,831
Non-Control/Non-Affiliate investments (Cost of $10,083 and $9,637, respectively)	9,049	9,277

Total investments at fair value (Cost of $317,031 and $266,395, respectively)	266,686	225,652
Cash and cash equivalents	92,940	91,546
Restricted cash	1,041	1,928
Interest receivable	1,295	1,250
Due from custodian	8,152	1,527
Deferred financing costs	2,411	2,792
Other assets	1,007	602

TOTAL ASSETS	$373,532	$325,297

LIABILITIES
Borrowings:
Short-term loan at fair value (Cost of $71,525 and $76,005, respectively)	$71,525	$76,005
Line of credit at fair value (Cost of $56,000 and $0, respectively)	57,209	—
Secured borrowing (Cost of $5,000 and $0, respectively)	5,000	—

Total borrowings (Cost of $132,525 and $76,005, respectively)	133,734	76,005
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding at September 30 and March 31, 2012	40,000	40,000
Accounts payable and accrued expenses	1,311	506
Fees due to Adviser(A)	595	496
Fee due to Administrator(A)	189	218
Other liabilities	480	856

TOTAL LIABILITIES	176,309	118,081

Commitments and contingencies(B)

NET ASSETS	$197,223	$207,216

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized and 22,080,133 shares issued and outstanding at September 30 and March 31, 2012	$22	$22
Capital in excess of par value	257,131	257,131
Cumulative net unrealized depreciation of investments	(50,345)	(40,743)
Cumulative net unrealized depreciation of other	(1,236)	(68)
Net investment income in excess of distributions	321	321
Accumulated net realized loss	(8,670)	(9,447)

TOTAL NET ASSETS	$197,223	$207,216

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$8.93	$9.38

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
INVESTMENT INCOME
Interest income
Control investments	$4,548	$2,926	$7,977	$5,560
Affiliate investments	1,573	1,363	3,344	2,732
Non-Control/Non-Affiliate investments	339	401	647	806
Cash and cash equivalents	1	2	3	6

Total interest income	6,461	4,692	11,971	9,104
Other income
Control investments	112	341	506	1,176
Affiliate investments	401	—	401	—
Non-Control/Non-Affiliate investments	—	1	—	17

Total other income	513	342	907	1,193

Total investment income	6,974	5,034	12,878	10,297

EXPENSES
Base management fee(A)	1,308	1,063	2,499	2,071
Incentive fee(A)	541	—	541	19
Administration fee(A)	189	135	372	286
Interest expense on borrowings	484	233	576	365
Dividends on mandatorily redeemable preferred stock	713	—	1,425	—
Amortization of deferred financing fees	203	108	403	215
Professional fees	177	105	371	315
Other general and administrative expenses	423	592	702	942

Expenses before credits from Adviser	4,038	2,236	6,889	4,213
Credits to fees(A)	(515)	(511)	(700)	(726)

Total expenses net of credits to fees	3,523	1,725	6,189	3,487

NET INVESTMENT INCOME	3,451	3,309	6,689	6,810

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Control investments	798	(543)	753	5,192
Non-Control/Non-Affiliate investments	—	(1)	—	4
Other	—	—	(41)	(39)

Total net realized gain (loss)	798	(544)	712	5,157
Net unrealized (depreciation) appreciation:
Control investments	(9,708)	8,886	(7,354)	935
Affiliate investments	6,139	1,662	(1,573)	3,740
Non-Control/Non-Affiliate investments	(315)	(211)	(674)	609
Other	(718)	(407)	(1,169)	(368)

Total net unrealized (depreciation) appreciation	(4,602)	9,930	(10,770)	4,916

Net realized and unrealized (loss) gain	(3,804)	9,386	(10,058)	10,073

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(353)	$12,695	$(3,369)	$16,883

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and diluted	$(0.02)	$0.57	$(0.15)	$0.76

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	22,080,133	22,080,133	22,080,133	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
Operations:
Net investment income	$6,689	$6,810
Net realized gain on investments	753	5,196
Net realized loss on other	(41)	(39)
Net unrealized (depreciation) appreciation of investments	(9,601)	5,284
Net unrealized depreciation of other	(1,169)	(368)

Net (decrease) increase in net assets from operations	(3,369)	16,883

Distributions to common stockholders:	(6,624)	(6,293)

Total (decrease) increase in net assets	(9,993)	10,590
Net assets at beginning of period	207,216	198,829

Net assets at end of period	$197,223	$209,419

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(3,369)	$16,883
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(63,263)	(67,378)
Principal repayments of investments	12,090	5,560
Proceeds from the sale of investments	1,291	7,527
Net realized gain on investments	(753)	(5,196)
Net realized loss on other	41	39
Net unrealized depreciation (appreciation) of investments	9,601	(5,284)
Net unrealized depreciation of other	1,169	368
Amortization of deferred financing costs	403	215
Decrease in restricted cash	887	3,113
Increase in interest receivable	(45)	(628)
(Increase) decrease in due from custodian	(6,625)	134
Increase in other assets	(406)	(86)
Increase in accounts payable and accrued expenses	912	675
Increase (decrease) in fees due to Adviser(A)	99	(458)
Decrease in administration fee payable to Administrator(A)	(29)	(36)
Decrease in other liabilities	(376)	(425)

Net cash used in operating activities	(48,373)	(44,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	243,535	124,001
Repayments on borrowings	(187,015)	(80,500)
Deferred financing costs	(129)	(107)
Distributions paid to common stockholders	(6,624)	(6,293)

Net cash provided by financing activities	49,767	37,101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,394	(7,876)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,546	80,580

CASH AND CASH EQUIVALENTS, END OF PERIOD	$92,940	$72,704

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Machinary	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	11,480
		Common Stock (418,072 shares)(C)(F)		1,045	194
		Common Stock Warrants (452,683 shares)(C)(F)		25	41

				22,554	26,215

ASH Holdings Corp.	Automobile	Revolving Credit Facility, $350 available (3.0%, Due 3/2013)(G)	7,150	7,093	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guarantee ($500)

				15,647	—

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (14.0%, Due 11/2014)(G)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	2,926
		Guarantee ($2,000)
		Guarantee ($1,437)

				11,725	6,926

Danco Acquisition Corp.(I)	Diversified/Conglomerate Manufacturing	Revolving Credit Facility, $0 available (10.0%, Due 4/2013)(D)	2,250	2,250	900
		Senior Term Debt (10.0%, Due 4/2013)(D)	2,575	2,575	1,030
		Senior Term Debt (6.3%, Due 4/2013)(D)	8,795	8,795	3,518
		Senior Term Debt (5.0%, Due 8/2015)(D)	700	700	245
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	350	350	123
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (1,170 shares)(C)(F)		3	—

				17,173	5,816

Drew Foam Companies, inc.	Chemicals, Plastics and Rubber	Senior Subordinated Term Debt (13.5%, Due 8/2017)(H)	10,913	10,913	10,913
		Preferred Stock (51,421 shares)(C)(F)(H)		5,142	5,142
		Common Stock (8,184 shares)(C)(F)(H)		96	96

				16,151	16,151

Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2013)	3,220	3,220	3,220
		Preferred Stock (4,111,907 shares)(C)(F)		19,658	6,090
		Common Stock (48,093 shares)(C)(F)		48	—

				22,926	9,310

Ginsey Holdings, Inc.	Home and Office Furnishings, Housewares and Durable	Senior Subordinated Term Debt (13.5%, Due 1/2018)(H)(J)	13,050	13,050	13,050
	Consumer Products	Preferred Stock (18,898 shares)(C)(F)(H)		9,394	9,394
		Common Stock (63,747 shares)(C)(F)(H)		8	8

				22,452	22,452

Mathey Investments, Inc.	Machinary	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,170

				9,379	13,772

Mitchell Rubber Products, Inc.	Chemicals, Plastics and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,526
		Preferred Stock (27,900 shares)(C)(F)		2,790	3,044
		Common Stock (27,900 shares)(C)(F)		28	820

				16,378	17,390

Precision Southeast, Inc.	Containers, Packaging and Glass	Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,187
		Common Stock (90,909 shares)(C)(F)		91	354

				9,775	10,316

SBS, Industries, LLC	Machinary	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,167
		Common Stock (221,500 shares)(C)(F)		221	4,705

				13,570	18,227

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
SOG Specialty K&T, LLC	Leisure, Amusement, Motion	Senior Term Debt (13.3%, Due 8/2016)	$6,200	$6,200	$6,200
	Pictures, Entertainment	Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,332

				28,148	29,731

Tread Corp.	Oil and Gas	Senior Subordinated Term Debt (12.5%, Due 5/2013)(D)	7,750	7,750	7,169
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(D)	3,010	3,010	2,784
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				14,597	9,953

Venyu Solutions, Inc.	Electronics	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	3,663

				25,000	22,663

Total Control Investments (represents 78.3% of total investments at fair value)				$245,475	$208,922

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Containers, Packaging and Glass	Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	$4,700	$4,700	$4,788
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,764
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,699

				11,215	12,251

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Revolving Credit Facility, $850 available (7.0%, Due 12/2012)(D)	400	400	398
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,853	5,853	5,824
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,696
		Preferred Stock (1,599 shares)(C)(F)		1,599	517
		Common Stock (1,598,616 shares)(C)(F)		—	—

				18,602	17,435

Noble Logistics, Inc.	Cargo Transport	Revolving Credit Facility, $0 available (10.5%, Due 1/2013)(D)	800	800	440
		Senior Term Debt (11.0%, Due 1/2013)(D)	7,227	7,227	3,975
		Senior Term Debt (10.5%, Due 1/2013)(D)	3,650	3,650	2,008
		Senior Term Debt (10.5%, Due 1/2013)(D)(E)	3,650	3,650	2,007
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,759	8,430

Packerland Whey Products, Inc.	Beverage, Food and Tobacco	Subordinated Term Debt (13.8%, Due 6/2018) (D)	7,000	7,000	6,939
		Preferred Stock (248 shares)(C)(F)		2,479	1,071
		Common Stock (247 shares)(C)(F)		21	—

				9,500	8,010

Quench Holdings Corp.	Home and Office Furnishings,	Preferred Stock (388 shares)(C)(F)		2,950	2,589
	Housewares and Durable Consumer	Common Stock (35,242 shares)(C)(F)		447	—

	Consumer Products			3,397	2,589

Total Affiliate Investments (represents 18.3% of total investments at fair value)				$61,473	$48,715

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Buildings and Real Estate	Revolving Credit Facility, $250 available (6.5%, Due 5/2014)(D)	$500	$500	$462
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,443	6,443	5,960
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	2,627
		Common Stock Warrants (55 shares)(C)(F)		300	—

				10,083	9,049

Total Non-Control/Non-Affiliate Investments (represents 3.4% of total investments at fair value)				$10,083	$9,049

TOTAL INVESTMENTS				$317,031	$266,686

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent the weighted average cash interest rates in effect at September 30, 2012, and due date represents the contractual maturity date. If applicable, paid in kind (“PIK”) interest rates are noted separately from the cash interest rates.

(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of September 30, 2012.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2012, best represents fair value as of September 30, 2012.
(I)

In August 2012, we received warrants in connection with our senior term note C debt investment in Danco, which resulted in Danco being reclassified as a Control investment during the three months ended September 30, 2012.

(J)	$5.0 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for GAAP purposes.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Machinery	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	10,994
		Common Stock (418,072 shares)(C)(F)		1,045	2,132
		Common Stock Warrants (452,683 shares)(C)(F)		25	675

				22,554	28,301

ASH Holdings Corp.	Automobile	Revolving Credit Facility, $570 available (3.0%, Due 3/2013)(G)	6,430	6,388	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(G)	6,250	6,060	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guarantee ($750)

				14,952	—

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (14.0%, Due 11/2014)(G)	4,000	4,000	—
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	—
		Guarantee ($2,000)
		Guarantee ($1,998)

				11,725	—

Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(C)(F)		19,658	1,493
		Common Stock (48,093 shares)(C)(F)		48	—

				24,926	6,713

Mathey Investments, Inc.	Machinery	Senior Term Debt (10.0%, Due 3/2013)	2,375	2,375	2,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (2.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	4,164

				10,379	13,766

Mitchell Rubber Products, Inc.	Chemicals, Plastics and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679

		Preferred Stock (27,900 shares)(C)(F)		2,790	2,954
		Common Stock (27,900 shares)(C)(F)		28	1,858

				16,378	18,491

Precision Southeast, Inc.	Containers, Packaging and Glass	Revolving Credit Facility, $251 available (7.5%, Due 9/2012)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	1,634
		Common Stock (90,909 shares)(C)(F)		91	—

				10,524	10,158

SBS, Industries, LLC	Machinery	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,087
		Common Stock (221,500 shares)(C)(F)		221	3,563

				13,570	17,005

SOG Specialty K&T, LLC	Leisure, Amusement, Motion	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
	Pictures, Entertainment	Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,697

				28,148	30,096

Tread Corp.	Oil and Gas	Senior Subordinated Term Debt (12.5%, Due 5/2013)	7,750	7,750	7,750
		Preferred Stock (832,765 shares)(C)(F)		833	1,080
		Common Stock (129,067 shares)(C)(F)		1	96
		Common Stock Warrants (1,247,727 shares)(C)(F)		3	758

				8,587	9,684

Venyu Solutions, Inc.	Electronics	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	4,330

				25,000	23,330

Total Control Investments (represents 69.8% of total investments at fair value)				$186,743	$157,544

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Containers, Packaging and Glass	Senior Term Debt (10.0%, Due 4/2016)(D)(E)	$1,050	$1,050	$1,067
		Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	5,700	5,700	5,771
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,741
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,596

				13,265	14,175

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Revolving Credit Facility, $400 available (7.0%, Due 12/2012)(D)	850	850	843
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,926	5,926	5,875
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,642
		Preferred Stock (1,599 shares)(C)(F)		1,599	1,631
		Common Stock (1,598,616 shares)(C)(F)		—	75

				19,125	19,066

Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Revolving Credit Facility, $450 available (10.0%, Due 10/2012)(D)	1,800	1,800	1,350
		Senior Term Debt (10.0%, Due 10/2012)(D)	2,575	2,575	1,931
		Senior Term Debt (12.5%, Due 4/2013)(D)(E)	8,891	8,891	6,669
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				15,769	9,950

Noble Logistics, Inc.	Cargo Transport	Revolving Credit Facility, $0 available (10.5%, Due 1/2013)(D)	500	500	315
		Senior Term Debt (11.0%, Due 1/2013)(D)	7,227	7,227	4,553
		Senior Term Debt (10.5%, Due 1/2013)(D)	3,650	3,650	2,300
		Senior Term Debt (10.5%, Due 1/2013)(D)(E)	3,650	3,650	2,299
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	3,550
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,459	13,017

Quench Holdings Corp.	Home and Office Furnishings,	Preferred Stock (388 shares)(C)(F)		2,950	2,623
	Housewares and Durable	Common Stock (35,242 shares)(C)(F)		447	—

	Consumer Products			3,397	2,623

Total Affiliate Investments (represents 26.1% of total investments at fair value)				$70,015	$58,831

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Buildings and Real Estate	Senior Term Debt (12.3%, Due 5/2014)(D)	6,477	6,477	6,356
		Senior Term Debt (12.3%, Due 5/2014)(D)	2,860	2,860	2,806
		Common Stock Warrants (55 shares)(C)(F)		300	115

				9,637	9,277

Total Non-Control/Non-Affiliate Investments (represents 4.1% of total investments at fair value)				$9,637	$9,277

TOTAL INVESTMENTS				$266,395	$225,652

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)

Percentages represent the weighted average interest rates in effect at March 31, 2012, and due date represents the contractual maturity date. If applicable, PIK interest rates are noted separately from the cash interest rates.

(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2012.
(E)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005 and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). These investments primarily come in the form of senior debt securities, senior subordinated debt securities, junior subordinated debt securities, preferred stock, common stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the American Institute of CPAs (“AICPA”) Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2012, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2012.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the three and six months ended September 30, 2012, with no effect to net (decrease) increase in net assets resulting from operations.

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

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we will use the market value of that security, adjusted for any decrease in value resulting from the restrictive feature. At September 30 and March 31, 2012, we did not have any investments in publicly-traded securities.

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

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default and increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. At September 30 and March 31, 2012, we had no syndicated investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (A) investments comprised solely of debt securities; (B) investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) investments comprised of non-publicly traded non-control equity securities of other funds.

(A)	Investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly-traded securities; and

•	DCF or other pertinent factors.

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

(C)	Investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: We value Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical, secondary market as our principal market. In accordance with ASC 820, we have defined our “unit of account” at the investment level (either debt or equity) and as such determine our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, we estimate the fair value of the debt component using estimates of value provided by SPSE and our own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, we estimate the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, we may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(D)	Investments comprised of non-publicly traded, non-control equity securities of other funds: We generally value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund. At September 30 and March 31, 2012, we had no non-control equity securities of other funds.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2012, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Country Club Enterprises, LLC (“CCE”), were on non-accrual. These non-accrual loans had an aggregate cost value of $17.1 million, or 7.7% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $4.0 million, or 2.1% of the fair value of all debt investments in our portfolio. At March 31, 2012, ASH and CCE were on non-accrual with an aggregate debt cost basis of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision at September 30, 2012, and no PIK income was recorded during the three and six months ended September 30, 2012. During the three and six months ended September 30, 2011, we recorded PIK income of $1 and $6, respectively. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan with a PIK provision was paid off, at par, during the quarter ended September 30, 2011.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $0.4 million and $0.8 million of success fees during the three and six months ended September 30, 2012, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert II Holding Corp. (“Cavert”). During the three and six months ended September, 30, 2011, we recorded success fees of $0.3 million and $0.4 million, respectively, representing prepayments received from Mathey and Cavert. As of September 30, 2012, we have an off-balance sheet success fee receivable of approximately $11.0 million.

We accrue dividend income on preferred equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in Other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $0.1 million in dividend income during the three and six months ended September 30, 2012, on accrued preferred shares of Drew Foam Companies, Inc. (“Drew Foam”). We did not record any dividend income during the three months ended September 30, 2011; however, during the six months ended September 30, 2011, we recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”) which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on our financial position or results of operations.

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

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended September 30, 2012 and 2011, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of September 30 and March 31, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	As of September 30, 2012			As of March 31, 2012
	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
Control Investments
Senior debt	$—	$62,860	$62,860	$—	$47,880	$47,880
Senior subordinated debt	—	77,249	77,249	—	60,149	60,149
Preferred equity	—	57,424	57,424	—	36,269	36,269
Common equity/equivalents	—	11,389	11,389	—	13,246	13,246

Total Control investments	—	208,922	208,922	—	157,544	157,544

Affiliate Investments
Senior debt	—	25,348	25,348	—	37,844	37,844
Senior subordinated debt	—	16,491	16,491	—	10,512	10,512
Preferred equity	—	6,876	6,876	—	10,400	10,400
Common equity/equivalents	—	—	—	—	75	75

Total Affiliate investments	—	48,715	48,715	—	58,831	58,831

Non-Control/Non-Affiliate Investments
Senior debt	—	9,049	9,049	—	9,162	9,162
Common equity/equivalents	—	—	—	—	115	115

Total Non-Control/Non-Affiliate Investments	—	9,049	9,049	—	9,277	9,277

Total Investments at fair value	$—	$266,686	$266,686	$—	$225,652	$225,652

Cash Equivalents	80,000	—	80,000	85,000	—	85,000

Total Investments and Cash Equivalents	$80,000	$266,686	$346,686	$85,000	$225,652	$310,652

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2012		Valuation Techniques/ Methodologies	Unobservable Input	Range	Weighted Average

Investments in controlled companies	$191,531	(A)	TEV	EBITDA multiples(C)	4.9x – 7.9x	6.1x
comprised of a bundle of investments				EBITDA(C)	($992) – $6,615	$3,944
			SPSE(B)	EBITDA(C)	($197) – $710	$187
				Risk Ratings(D)	2.0 – 5.3	3.9

Investments in non-controlled companies	72,566		TEV	EBITDA multiples(C)	4.0x – 8.4x	6.3x
comprised of a bundle of investments				EBITDA(C)	$700 – $6,023	$3,566
			SPSE(B)	EBITDA(C)	$700 – $6,023	$3,311
				Risk Ratings(D)	1.3 – 5.7	4.5

Other investments	2,589

Total Fair Value for Level 3 Investments	$266,686

(A)

Includes two new portfolio company investments which were valued at cost, as it was determined that the price paid during the three months ended September 30, 2012, best represents fair value as of September 30, 2012.

(B)

SPSE makes an independent assessment of the data we submit to them (which includes the financial and operational performance, as well as our internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values of our securities. With regard to its work, SPSE has stated that the data submitted to us is proprietary in nature.

(C)

Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input which is generally based on the most recently available trailing twelve month financial statements submitted to us from the portfolio companies. EBITDA multiples, generally indexed in accordance with our valuation policy, represent our estimation of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiples impact the TEV fair value determination and the value of the issuer’s debt, equity, or equity-like securities are valued in accordance with our liquidity waterfall approach.

(D)

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended September 30, 2012 and 2011 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize all of the inputs as the lowest level input within the hierarchy. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements of Investments Using Significant Unobservable Inputs (Level 3)

Periods Ended September 30, 2012:

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2012:
Fair value as of June 30, 2012	$90,081	$80,398	$44,192	$15,099	$229,770
Total (losses) gains:
Net realized gains(A)(D)	—	—	—	798	798
Net unrealized (depreciation) appreciation(B)	(3,084)	442	3,073	(4,315)	(3,884)
New investments, repayments and settlements(C):
Issuances / Originations	17,820	17,500	15,074	105	50,499
Settlements / Repayments	(7,560)	(1,600)	—	—	(9,160)
Sales(D)	—	—	(539)	(798)	(1,337)
Transfers(E)	—	(3,000)	2,500	500	—

Fair value as of September 30, 2012	$97,257	$93,740	$64,300	$11,389	$266,686

Six months ended September 30, 2012:
Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652
Total (losses) gains:
Net realized gains(A)(D)	—	—	—	753	753
Net unrealized (depreciation) appreciation(B)	(8,075)	3,030	(1,884)	(2,672)	(9,601)
New investments, repayments and settlements(C):
Issuances / Originations	18,770	26,815	17,553	125	63,263
Settlements / Repayments	(8,324)	(3,766)	—	—	(12,090)
Sales(D)	—	—	(538)	(753)	(1,291)
Transfers(E)	—	(3,000)	2,500	500	—

Fair value as of September 30, 2012	$97,257	$93,740	$64,300	$11,389	$266,686

Periods Ended September 30, 2011:

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2011:
Fair value as of June 30, 2011	$57,932	$75,862	$30,068	$1,433	$165,295
Total (losses) gains:
Net realized losses(A)(D)	(1)	—	—	(543)	(544)
Net unrealized (depreciation) appreciation(B)	(569)	1,473	5,642	3,790	10,336
Reversal of previously-recorded depreciation upon realization(B)	1	—	—	—	1
New investments, repayments and settlements(C):
Issuances / Originations	30,205	2,750	11,742	222	44,919
Settlements / Repayments	(2,493)	—	—	—	(2,493)
Sales(D)	—	—	—	542	542

Fair value as of September 30, 2011	$85,075	$80,085	$47,452	$5,444	$218,056

Six months ended September 30, 2011:
Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285
Total (losses) gains:
Net realized (losses) gains(A)(D)	(1)	5	—	5,192	5,196
Net unrealized appreciation (depreciation) (B)	788	(4,182)	10,474	4,317	11,397
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	95	(14)	(686)	(5,508)	(6,113)
New investments, repayments and settlements(C):
Issuances / Originations	30,211	22,385	14,532	250	67,378
Settlements / Repayments	(4,645)	(915)	—	—	(5,560)
Sales(D)	—	—	(2,266)	(5,261)	(7,527)

Fair value as of September 30, 2011	$85,075	$80,085	$47,452	$5,444	$218,056

(A)	Included in Net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the periods ended September 30, 2012 and 2011.
(B)	Included in Net unrealized appreciation (depreciation) on our accompanying Condensed Consolidated Statements of Operations for the periods ended September 30, 2012 and 2011.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)	Included in Net realized gains (losses) and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.
(E)

Transfers represent $3.0 million of senior subordinated term debt of Tread Corp., at cost as of June 30, 2012, that was converted into preferred and common equity during the quarter ended September 30, 2012.

Investment Activity

During the six months ended September 30, 2012, the following significant transactions occurred:

•

In May 2012, we invested $9.5 million in a new Affiliate investment, Packerland Whey Products, Inc. (“Packerland”), through a combination of debt and equity. Packerland, headquartered in Luxemburg, Wisconsin, is a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle.

•

In July 2012, we invested $21.3 million in a new Control investment, Drew Foam, through a combination of debt and equity. Drew Foam, headquartered in Monticello, Arkansas, is an expanded polystyrene foam molder and fabricator for a variety of applications in construction and packaging. In September 2012, $4.0 million of the debt and the line of credit was refinanced with a third-party.

•

In July 2012, we invested $22.5 million in a new Control investment, Ginsey Holdings, Inc. (“Ginsey”), through a combination of debt and equity. Ginsey, headquartered in Bellmawr, New Jersey, designs and markets a broad line of branded juvenile and adult bath products. In August 2012, we participated out $5.0 million of the debt to a third-party.

•	In August 2012, we restructured our investment in Tread Corp. (“Tread”), converting $3.0 million of senior subordinated debt into preferred and common shares of Tread in a non-cash transaction.

Investment Concentrations

As of September 30, 2012, we had investments in 20 portfolio companies located across a total of 15 states in 13 different industries with an aggregate fair value of $266.7 million, of which SOG Specialty K&T, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $78.6 million, or 29.5%, of our total investment portfolio at fair value. The following table outlines our investments by security type at September 30 and March 31, 2012:

	September 30, 2012				March 31, 2012
	Cost		Fair Value		Cost		Fair Value
Senior debt	$120,921	38.1%	$97,257	36.5%	$110,475	41.5%	$94,886	42.0%
Senior subordinated debt	100,511	31.7	93,740	35.1	80,461	30.2	70,661	31.3
Preferred equity	90,299	28.5	64,300	24.1	71,084	26.6	46,669	20.7
Common equity/equivalents	5,300	1.7	11,389	4.3	4,375	1.7	13,436	6.0

Total investments	$317,031	100.0%	$266,686	100.0%	$266,395	100.0%	$225,652	100.0%

Investments at fair value consisted of the following industry classifications at September 30 and March 31, 2012:

	September 30, 2012		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$59,756	22.4%	$46,793	20.7%
Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	31,999	12.0	30,770	13.6
Leisure, Amusement, Motion Pictures, Entertainment	29,731	11.1	30,096	13.3
Home and Office Furnishings, Housewares, and Durable Consumer Products	25,040	9.4	2,623	1.2
Diversified/Conglomerate Manufacturing	23,251	8.7	29,017	12.9
Electronics	22,663	8.5	23,330	10.3
Containers, Packaging, and Glass	22,568	8.5	24,332	10.8
Oil and Gas	9,953	3.7	9,684	4.3
Aerospace and Defense	9,310	3.5	6,713	3.0
Buildings and Real Estate	9,049	3.4	9,277	4.1
Cargo Transport	8,430	3.2	13,017	5.8
Beverage, Food and Tobacco	8,010	3.0	—	—
Automobile	6,926	2.6	—	—

Total Investments	$266,686	100.0%	$225,652	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of September 30 and March 31, 2012:

	September 30, 2012		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$120,812	45.3%	$128,902	57.1%
West	70,373	26.4	59,112	26.2
Northeast	58,181	21.8	30,924	13.7
Midwest	17,320	6.5	6,714	3.0

Total Investments	$266,686	100.0%	$225,652	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2012:

		Amount
For the remaining six months ending March 31:	2013	$29,274
For the fiscal year ending March 31:	2014	34,083
	2015	36,109
	2016	27,825
	2017	63,435
	Thereafter	30,962

	Total contractual repayments	$221,688
	Investments in equity securities	95,599
	Adjustments to cost basis on debt securities	(256)

	Total cost basis of investments held at September 30, 2012:	$317,031

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of September 30 and March 31, 2012, we had gross receivables from portfolio companies of $0.5 million and $0.3 million, respectively. The allowance for uncollectible receivables was $0 at both September 30 and March 31, 2012.

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

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Average total assets subject to base management fee	$261,600	$212,600	$249,900	$207,100
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%	1.0%	1.0%

Base management fee(A)	1,308	1,063	2,499	2,071
Reduction for loan servicing fees	(949)	(715)	(1,817)	(1,392)

Adjusted base management fee	$359	$348	$682	$679
Credit for fees received by Adviser from the portfolio companies(A)	(515)	(511)	(700)	(726)

Net base management fee	$(156)	$163	$(18)	$(47)

Incentive fee(A)	$541	$—	$541	$19

(A)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through September 30, 2012, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through September 30, 2012.

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

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30, 2012	As of March 31, 2012
Net base management fee due (from) to Adviser	$(156)	$295
Loan servicing fee due to Adviser	234	218
Incentive fee due to (from) Adviser	541	(54)
Other due (from) to Adviser	(24)	37

Total fees due to Adviser	$595	$496

Fee due to Administrator	$189	$218

Total related party fees due	$784	$714

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

On April 13, 2010, we entered into a third amended and restated credit agreement, which extended the maturity date of the Credit Facility to April 13, 2012. Advances under the Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment.

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

Refer to Note 13, “Subsequent Events,” for a description of the first of the one-year extension options, which was exercised subsequent to September 30, 2012.

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30, 2012	As of March 31, 2012
Commitment amount	$60,000	$60,000
Borrowings outstanding at cost	56,000	—
Availability	2,900	58,399

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Weighted average borrowings outstanding	$39,022	$6,913	$20,011	$3,475
Effective interest rate(A)	4.4%	13.0%	5.1%	20.2%
Commitment (unused) fees incurred	$27	$110	$102	$237

(A)	Excludes the impact of deferred financing fees.

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

The Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve-month periods ending March 31, 2012, 2013, 2014 and 2015. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our Term Preferred Stock) of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2012, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $237.2 million, an asset coverage of 210% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base, and, as of September 30, 2012, Business Investment had 17 obligors. As of September 30, 2012, we were in compliance with all of the Credit Facility covenants.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $80.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on September 25, 2012. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in cash and cash equivalents on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of September 30, 2012. The T-Bills were purchased on margin using $8.5 million in cash and the proceeds from a $71.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.42%. On October 4, 2012, when the T-Bills matured, we repaid the $71.5 million loan from Jefferies and we received back the $8.5 million margin payment sent to Jefferies to complete the transaction.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey. We evaluated whether the transaction should be accounted for as a sale or a financing-type transaction under the applicable guidance of ASC 860. Based on the terms of the participation agreement, we are required to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assists and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5.0 million secured borrowing liability. The secured borrowing has an effective interest rate of 7% and a maturity date of January 3, 2018.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. Additionally, due to the eight-day duration of the short-term loan, cost was deemed to approximate fair value. At each of September 30 and March 31, 2012, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan and

Credit Facility carried at fair value as of September 30 and March 31, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and six months ended September 30, 2012 and 2011:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	September 30, 2012	March 31, 2012
Short-Term Loan	$71,525	$76,005
Credit Facility	57,209	—

Total	$128,734	$76,005

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total
Three months ended September 30, 2012:
Fair value at June 30, 2012	$76,010	$31,492	$107,502
Borrowings	71,525	60,000	131,525
Repayments	(76,010)	(35,000)	(111,010)
Net unrealized appreciation(A)	—	717	717

Fair value at September 30, 2012	$71,525	$57,209	$128,734

Six months ended September 30, 2012:
Fair value at March 31, 2012	$76,005	$—	$76,005
Borrowings	147,535	91,000	238,535
Repayments	(152,015)	(35,000)	(187,015)
Net unrealized appreciation(A)	—	1,209	1,209

Fair value at September 30, 2012	$71,525	$57,209	$128,734

	Short-Term Loan	Credit Facility	Total
Three months ended September 30, 2011:
Fair value at June 30, 2011	$40,000	$—	$40,000
Borrowings	62,501	21,500	84,001
Repayments	(40,000)	(500)	(40,500)
Net unrealized appreciation(A)	—	405	405

Fair value at September 30, 2011	$62,501	$21,405	$83,906

Six months ended September 30, 2011:
Fair value at March 31, 2011	$40,000	$—	$40,000
Borrowings	102,501	21,500	124,001
Repayments	(80,000)	(500)	(80,500)
Net unrealized appreciation(A)	—	405	405

Fair value at September 30, 2011	$62,501	$21,405	$83,906

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statement of Operations for periods ended September 30, 2012.

The fair value of the collateral under our Credit Facility was approximately $254.4 million and $228.3 million at September 30 and March 31, 2012, respectively. The fair value of the collateral under the short-term loan was approximately $80.0 million and $85.0 million at September 30 and March 31, 2012, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

We have entered into multiple interest rate cap agreements with BB&T that effectively limit the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreements provide that the interest rate on a portion of our borrowings is capped at a certain interest rate when 30-day LIBOR is in excess of that certain interest rate. The fair value of the interest rate cap agreements is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations. Generally, we will estimate the fair value of our interest rate caps using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both September 30 and March 31, 2012, our interest rate cap agreement(s) were valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement:

Interest Rate Cap(A)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	As of September 30, 2012			As of March 31, 2012
					Cost		Fair Value	Cost	Fair Value
April 2010	$45,000	6.0%	May 2011	May 2012	$—	(B)	$—	$41	$—
December 2011	50,000	6.0	May 2012	October 2013	29		1	29	2

(A)	Indicates date we entered into the interest rate cap agreement with BB&T.
(B)	In May 2012, upon expiration of the April 2010 cap, we recognized a realized loss of $41.

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

NOTE 7. MANDATORILY REDEEMABLE PREFERRED STOCK

On March 6, 2012, we completed a public offering of 1,400,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) at a public offering price of $25.00 per share. Gross proceeds totaled $35.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $33.2 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. In connection with the offering, the underwriters exercised their option to purchase an additional 200,000 shares of our Term Preferred Stock to cover over-allotments, which resulted in gross proceeds of $5.0 million and net proceeds, after deducting underwriting discounts, of $4.8 million. These proceeds are also being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending February 28, 2017.

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

Our Board of Directors declared the following monthly distributions to preferred stockholders for the six months ended September 30, 2012:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	April 1 – 30	April 11, 2012	April 20, 2012	April 30, 2012	$0.1484375
	May 1 – 31	April 11, 2012	May 18, 2012	May 31, 2012	0.1484375
	June 1 – 30	April 11, 2012	June 20, 2012	June 29, 2012	0.1484375
	July 1 – 31	July 10, 2012	July 20, 2012	July 31, 2012	0.1484375
	August 1 – 31	July 10, 2012	August 22, 2012	August 31, 2012	0.1484375
	September 1 – 30	July 10, 2012	September 19, 2012	September 28, 2012	0.1484375

			Six months ended September 30, 2012:		$0.8906250

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date.

Aggregate Term Preferred Stock distributions declared and paid for the three and six months ended September 30, 2012 were approximately $0.7 million and $1.4 million, respectively. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

NOTE 8. COMMON STOCK

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

Refer to Note 13, “Subsequent Events,” for a description of our common stock offering which occurred subsequent to September 30, 2012.

NOTE 9. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(353)	$12,695	$(3,369)	$16,883
Denominator for basic and diluted weighted average common shares	22,080,133	22,080,133	22,080,133	22,080,133

Basic and diluted net (decrease) increase in net assets resulting from operations per average common share	$(0.02)	$0.57	$(0.15)	$0.76

NOTE 10. DISTRIBUTIONS TO COMMON STOCKHOLDERS

We are required to pay out as distributions 90% of our ordinary income and short-term capital gains for each taxable year to maintain our status as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on our estimated taxable income by management. Based on that estimate, three monthly distributions are declared each quarter.

Our Board of Directors declared the following monthly distributions to common stockholders for the six months ended September 30, 2012 and 2011:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	April 11, 2012	April 20, 2012	April 30, 2012	$0.050
	April 11, 2012	May 18, 2012	May 31, 2012	0.050
	April 11, 2012	June 20, 2012	June 29, 2012	0.050
	July 10, 2012	July 20, 2012	July 31, 2012	0.050
	July 10, 2012	August 22, 2012	August 31, 2012	0.050
	July 10, 2012	September 19, 2012	September 28, 2012	0.050

		Six months ended September 30, 2012:		$0.300

2012	April 12, 2011	April 22, 2011	April 29, 2011	$0.045
	April 12, 2011	May 20, 2011	May 31, 2011	0.045
	April 12, 2011	June 20, 2011	June 30, 2011	0.045
	July 12, 2012	July 22, 2012	July 29, 2012	0.050
	July 12, 2012	August 19, 2012	August 31, 2012	0.050
	July 12, 2012	September 22, 2012	September 30, 2012	0.050

		Six months ended September 30, 2011:		$0.285

Aggregate common distributions declared quarterly and paid for the six months ended September 30, 2012 and 2011 were approximately $6.6 million and $6.3 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. For the fiscal year ended March 31, 2012, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.7 million of the first common distribution paid in fiscal year 2013 as having been paid in the prior year.

NOTE 11. COMMITMENTS AND CONTINGENCIES

At September 30, 2012, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of September 30, 2012, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

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

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of September 30 and March 31, 2012:

	As of September 30,	As of March 31,
	2012	2012
Unused line of credit commitments	$1,450	$1,671
Guarantees	3,937	4,748

Total	$5,387	$6,419

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $0.1 million and $0.3 million as of September 30 and March 31, 2012, respectively, and is included in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

NOTE 12. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Per Common Share Data
Net asset value at beginning of period(A)	$9.10	$9.06	$9.38	$9.00
Net investment income(B)	0.16	0.15	0.31	0.31
Realized gain (loss) on sale of investments and other(B)	0.03	(0.03)	0.03	0.23
Net unrealized (depreciation) appreciation of investments and other(B)	(0.21)	0.45	(0.49)	0.22

Total from investment operations(B)	(0.02)	0.57	(0.15)	0.76
Cash distributions from net investment income(B)(C)	(0.15)	(0.15)	(0.30)	(0.28)

Net asset value at end of period(A)	$8.93	$9.48	$8.93	$9.48

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Per share market value at beginning of period	$7.40	$7.18	$7.57	$7.79
Per share market value at end of period	7.82	6.80	7.82	6.80
Total return(D)	7.79%	(3.21)%	7.53%	(9.16)%
Shares outstanding at end of period	22,080,133	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$197,223	$209,419	$197,223	$209,419
Average net assets(E)	200,182	202,101	202,520	200,213

Senior Securities Data(F):
Total borrowings, at cost	$132,525	$83,501	$132,525	$83,501
Mandatorily redeemable preferred stock	40,000	—	40,000	—
Asset coverage ratio(G)	210%	332%	210%	332%
Average coverage per unit(H)	$2,101	$3,325	$2,101	$3,325

Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)(J)	8.07%	4.43%	6.80%	4.21%
Ratio of net expenses to average net assets(I)(K)	7.04	3.41	6.11	3.48
Ratio of net investment income to average net assets(I)	6.90	6.55	6.61	6.80

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
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

(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Amounts are annualized.
(J)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(K)	Ratio of net expenses to average net assets is computed using total expenses net of any credits received from the Adviser.

NOTE 13. SUBSEQUENT EVENTS

Common Stock Offering

On October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, we granted the underwriters a 30-day option (expiring November 1, 2012) to purchase up to an additional 0.6 million shares at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The underwriters have not exercised their option as of October 26, 2012.

Short-Term Loan

On September 25, 2012, we purchased $80.0 million of T-Bills through Jefferies. The T-Bills were purchased on margin using $8.5 million in cash and the proceeds from a $71.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.42%. On October 4, 2012, when the T-Bills matured, we repaid the $71.5 million loan from Jefferies and received the $8.5 million margin payment sent to Jefferies to complete the transaction.

Credit Facility Extension

On October 5, 2012, we, through Business Investment, entered into an amendment (the “Amendment”) to our Credit Facility, which extended the maturity date on the Credit Facility one year. As a result of the Amendment, the Credit Facility is now scheduled to mature on October 25, 2015 (the “Extended Maturity Date”) and, if not renewed or extended by the Extended Maturity Date, all principal and interest will be due and payable on or before October 25, 2016 (one year after the Extended Maturity Date). There remains a one-year extension option to be agreed upon by all parties, which may be exercised on or before October 26, 2013. All other terms of our Credit Facility remained the same.

Additional Independent Director

In October 2012, our Board of Directors appointed Terry Earhart as a new independent director to our board after extending the Board’s size from 9 to 10 directors. Mr. Earhart was also appointed a member of our compensation and ethics, nominating and corporate governance committees.

Distributions

On October 10, 2012, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
October 22, 2012	October 31, 2012	$0.05	$0.1484375
November 19, 2012	November 30, 2012	0.05	0.1484375
December 19, 2012	December 31, 2012	0.05	0.1484375

Total for the Quarter:		$0.15	$0.4453125

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). These investments primarily come in the form of senior debt securities, senior subordinated debt securities, junior subordinated debt securities, preferred stock, common stock and warrants to purchase common stock of small and medium-sized companies in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objective is to generate both current income and capital gains through these debt and equity instruments. We operate as a closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Business Environment

The strength of the global economy, and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. The recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased the cost of debt and equity capital. Many of our portfolio companies, as well as those that we evaluate for possible investments, are impacted by these economic conditions. If these conditions persist, it may affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

Capital Raising Efforts

Despite the challenges in these uncertain economic times, over the past year, we have been able to complete a renewal, extension and increase in borrowing capacity under our line of credit (our “Credit Facility”), a preferred stock public offering and a common stock public offering. In October 2011, we entered into a fourth amended and restated credit agreement that increased our Credit Facility’s commitment amount to $60.0 million, reduced the interest rate and extended the maturity until 2014. In October 2012, we extended the maturity date on our Credit Facility an additional year to 2015. In March 2012, we issued 1.6 million shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) for gross proceeds of $40.0 million. In October 2012, we issued 4.0 million shares of common stock for gross proceeds of $30.0 million. We discuss each of the foregoing in detail below under “Recent Developments.”

Despite our October public offering of common stock, market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On October 26, 2012, the closing market price of our common stock was $7.43, which represented a 16.8% discount to our September 30, 2012, net asset value (“NAV”) per share of $8.93. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.

At our annual meeting of stockholders held on August 9, 2012, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the cumulative number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect for one year from the date of stockholder approval. With our Board of Directors’ approval, we issued shares of our common stock in October 2012 at a price per share below NAV per share. The resulting proceeds, in part, will allow us to grow the portfolio by making new investments, generate additional income through these new investments and provide us additional equity capital to help ensure continued compliance with regulatory tests and allow us to increase our debt capital while still complying with our applicable debt to equity ratios. At our next annual meeting of stockholders, scheduled to take place in August 2013, we expect to ask our stockholders to vote in favor of this proposal again so that it may be in effect for another year.

New Investments

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. These opportunities and the aforementioned capital raising efforts have allowed us to invest approximately $167.2 million into nine new proprietary debt and equity deals since October 2010. During the three months ended September 30, 2012, we invested $22.5 million in Ginsey Holdings, Inc. (“Ginsey”) and $21.3 million in Drew Foam Companies, Inc. (“Drew Foam”).

Each of these new investments, as well as the majority of our debt securities in our portfolio has a success fee component, which enhances the yield on our debt investment. Unlike paid in kind (“PIK”) income, we do not recognize the fee into income until it is received in cash. As a result, as of September 30, 2012, we have an off-balance sheet success fee receivable of $11.0 million, or approximately $0.50 per common share. There is no guarantee that we will be able to collect any or all of our success fee receivables due to their contingent nature. It is also impossible to predict the timing of such collections.

Regulatory Compliance

Due to the limited number of investments in our portfolio, our current asset composition has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended September 30, 2012, we again fell below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At September 30, 2012, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the September 30, 2012 measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we remain below the 50% threshold.

Thus, while we currently qualify as a RIC despite our recent inability to meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status could be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure to meet the 50% threshold to avoid the loss of our RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold on a consistent basis.

Until the composition of our assets satisfies the required 50% threshold on a consistent basis, we will continue to seek to employ similar purchases of qualified securities using short-term loans that would allow us to satisfy the 50% threshold, thereby allowing us to make additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. We also continue to explore a number of other strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again exceed the 50% threshold on a consistent basis. Our ability to implement any of these strategies will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities. As of September 30, 2012, our asset coverage ratio was 210%. The ratio is impacted, in part, by our need to obtain a short-term loan at quarter end to satisfy the 50% threshold for our RIC status. Between the quarter end measurement dates, when we do not have a short-term loan outstanding, our leverage and asset coverage ratio improve. However, until the composition of our assets is above the required 50% threshold on a consistent basis, we will have to continue to obtain short-term loans on a quarterly basis. This strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act. Our common stock offering in October 2012, was completed, in part, to provide us additional equity capital to help ensure continued compliance with the 200% asset coverage ratio.

Investment Highlights

During the three months ended September 30, 2012, we disbursed $43.5 million in new debt and equity investments and extended $7.0 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through September 30, 2012, we have made 184 investments in 97 companies for a total of approximately $779.7 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the six months ended September 30, 2012, the following significant transaction occurred:

•

In May 2012, we invested $9.5 million in a new Affiliate investment, Packerland Whey Products, Inc. (“Packerland”), through a combination of debt and equity. Packerland, headquartered in Luxemburg, Wisconsin, is a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle.

•

In July 2012, we invested $21.3 million in a new Control investment, Drew Foam, through a combination of debt and equity. Drew Foam is an expanded polystyrene foam molder and fabricator for a variety of applications in construction and packaging. In September 2012, $4.0 million of the debt and the line of credit was refinanced with a third-party.

•

In July 2012, we invested $22.5 million in a new Control investment, Ginsey, through a combination of debt and equity. Ginsey, headquartered in Bellmawr, New Jersey, designs and markets a broad line of branded juvenile and adult bath products. In August 2012, we participated out $5.0 million of the debt to a third-party.

•	In August 2012, we restructured our investment in Tread Corp. (“Tread”), converting $3.0 million of senior subordinated debt into preferred and common shares of Tread in a non-cash transaction.

Recent Developments

Common Stock Offering

On October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, we granted the underwriters a 30-day option (expiring November 1, 2012) to purchase up to an additional 0.6 million shares at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The underwriters have not exercised their option as of October 26, 2012.

Short-Term Loan

For each quarter end since September 30, 2009 (the “measurement dates”), we satisfied the 50% threshold to maintain our status as a RIC, in part, through the purchase of short-term qualified securities, which were funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold.

Therefore, similar to previous quarter ends, to maintain our status as a RIC, we purchased $80.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on September 25, 2012. The T-Bills were purchased on margin using $8.5 million in cash and the proceeds from a $71.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.42%. On October 4, 2012, when the T-Bills matured, we repaid the $71.5 million loan from Jefferies and received the $8.5 million margin payment sent to Jefferies to complete the transaction.

Credit Facility Extension

On October 5, 2012, we, through Business Investment, entered into an amendment (the “Amendment”) to our Credit Facility, which extended the maturity date on the Credit Facility one year. As a result of the Amendment, the Credit Facility is now scheduled to mature on October 25, 2015 (the “Extended Maturity Date”) and, if not renewed or extended by the Extended Maturity Date, all principal and interest will be due and payable on or before October 25, 2016 (one year after the Extended Maturity Date). There remains a one-year extension option to be agreed upon by all parties, which may be exercised on or before October 26, 2013. All other terms of our Credit Facility remained the same.

Term Preferred Stock Offering

On March 6, 2012, we completed an offering of 1.4 million shares of Term Preferred Stock at a public offering price of $25.00 per share under our previous shelf registration statement on Form N-2 (File No. 333-160720). Net proceeds of the offering, after deducting underwriting discounts and offering expenses borne by us, were approximately $33.2 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. On March 13, 2012, the underwriters purchased an additional 0.2 million of our Term Preferred Stock to cover over-allotments, for which we received net proceeds, after deducting underwriting discounts, of $4.8 million.

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

Modification to Investment Objectives and Strategies

On September 21, 2012, our Board of Directors approved limited revisions to our investment objectives and strategies, which will go into effect on or about January 1, 2013. All of our current portfolio investments fit within the scope of our revised objectives and strategies, and no changes will need to be made to the current portfolio as a result of the revision.

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

Since April 2008, to the extent applicable, our Board of Directors has accepted from our Adviser unconditional and irrevocable voluntary waivers on a quarterly basis to reduce the annual 2.0% base management fee on senior syndicated loans to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. In addition to the base management and incentive fees under the Advisory Agreement, 50% of certain fees and 100% of others received by the Adviser from our portfolio companies are credited against the investment advisory fee paid to the Adviser.

The Adviser also services our loan portfolio pursuant to a loan servicing agreement with Business Investment in return for a 2.0% annual fee, based on the monthly aggregate outstanding loan balance of the loans pledged under our Credit Facility.

On July 10, 2012, our Board of Directors approved the renewal of the Advisory Agreement with our Adviser through August 31, 2013.

Administration Agreement

We have entered into an administration agreement with our Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel, investor relations and their respective staffs. Our allocable portion of expenses is generally derived by multiplying our Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 10, 2012, our Board of Directors approved the renewal of this Administration Agreement with our Administrator through August 31, 2013.

RESULTS OF OPERATIONS

Comparison of the Three months ended September 30, 2012, to the Three months ended September 30, 2011

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$6,461	$4,692	$1,769	37.7%
Other income	513	342	171	50.0

Total investment income	6,974	5,034	1,940	38.5

EXPENSES
Base management fee	1,308	1,063	245	23.0
Incentive fee	541	—	541	NM
Administration fee	189	135	54	40.0
Interest and dividend expense	1,197	233	964	413.7
Amortization of deferred financing costs	203	108	95	88.0
Other	600	697	(97)	(13.9)

Expenses before credits from Adviser	4,038	2,236	1,802	80.6
Credits to fees	(515)	(511)	(4)	0.8

Total expenses net of credits to fees	3,523	1,725	1,798	104.2

NET INVESTMENT INCOME	3,451	3,309	142	4.3

REALIZED AND UNREALIZED (LOSS) GAIN:
Net realized gain (loss) on investments	798	(544)	1,342	NM
Net unrealized (depreciation) appreciation of investments	(3,884)	10,337	(14,221)	NM
Net unrealized depreciation of other	(718)	(407)	(311)	76.4

Net realized and unrealized (loss) gain on investments and other	(3,804)	9,386	(13,190)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(353)	$12,695	$(13,048)	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 38.5% for the three months ended September 30, 2012, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the three months ended September 30, 2012, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the three months ended September 30, 2012, as well as an increase in other income, which primarily consisted of success fee income resulting from prepayments received from Cavert II Holding Corp. (“Cavert”).

Interest income from our investments in debt securities increased 37.7% for the three months ended September 30, 2012, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2012, was approximately $204.7 million, compared to approximately $152.3 million for the prior year period. This increase was primarily due to originating investments in Channel Technologies Group, LLC (“Channel Technologies”), Packerland, Ginsey and Drew Foam, partially offset by the payoff of our debt investments in Quench Holdings Corp. (“Quench”) and American Greetings Corporation (“AMG”) and the restructuring of Country Club Enterprises, LLC (“CCE”) and Tread Corp. (“Tread”). At September 30, 2012 and 2011, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and CCE, were on non-accrual, with an aggregate weighted average principal balance of $17.2 million and $18.2 million during the three months ended September 30, 2012 and 2011, respectively.

The weighted average yield on our interest-bearing investments for the three months ended September 30, 2012, excluding cash and cash equivalents and receipts recorded as other income, was 12.5%, compared to 12.2% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the three months ended September 30, 2012, is a result of the exits of lower interest-bearing debt investments, such as Quench and AMG, which had an aggregate, weighted-average interest rate of 9.4% at the time of their respective exits, and the addition of higher-yielding debt investments in Channel Technologies, Packerland, Ginsey and Drew Foam, which had an aggregate, weighted average interest rate of 12.7% as of September 30, 2012.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of September 30, 2012		Three months ended September 30, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$29,731	11.2%	$670	9.6%
Acme Cryogenics, Inc.	26,215	9.8	426	6.1
Venyu Solutions, Inc.	22,663	8.5	631	9.1
Ginsey Holdings, Inc. (A)	22,452	8.4	440	6.3
SBS, Industries, LLC	18,227	6.8	406	5.8

Subtotal—five largest investments	119,288	44.7	2,573	36.9
Other portfolio companies	147,398	56.3	4,401	63.1

Total investment portfolio	$266,686	100.0%	$6,974	100.0%

	As of September 30, 2011		Three Months Ended September 30, 2011
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC (A)	$28,148	12.9%	$393	7.8%
Acme Cryogenics, Inc.	26,304	12.1	426	8.5
Venyu Solutions, Inc.	25,305	11.6	631	12.5
Mitchell Rubber Products, Inc.	16,618	7.6	450	8.9
Cavert II Holding Corp.	15,089	6.9	698	13.9

Subtotal—five largest investments	111,464	51.1	2,598	51.6
Other portfolio companies	106,592	48.9	2,436	48.4

Total investment portfolio	$218,056	100.0%	$5,034	100.0%

(A)	New investment during the applicable period.

Other income increased 50.0% from the prior year period, primarily due to $0.4 million in success fee income resulting from prepayments received from Cavert during the three months ended September 30, 2012, compared to $0.3 million in success fee income resulting from prepayments received from Mathey Investments, Inc. (“Mathey”) in the prior year period.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased for the three months ended September 30, 2012, by 80.6%, as compared to the prior year period. The increase was primarily due to an increase in dividend expense on our Term Preferred Stock, on which we made our first distribution in March 2012, and an incentive fee of $0.5 million that was earned during the three months ended September 30, 2012.

The base management fee increased for the three months ended September 30, 2012, as compared to the prior year period, which is reflective of the increased size of our loan portfolio over the respective periods. An incentive fee was earned by the Adviser during the three months ended September 30, 2012, because net investment income for the quarter was above the hurdle rate, primarily due to increased interest income from our larger investment portfolio. No incentive fee was earned in the prior year period. The base management and incentive fees are computed quarterly, as described further in Note 4—Related Party Transactions of our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three months ended September 30,
	2012	2011
Average total assets subject to base management fee(A)	$261,600	$212,600
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,308	1,063
Reduction for loan servicing fees	(949)	(715)

Adjusted base management fee	359	348
Credits for fees received by Adviser from the portfolio companies(B)	(515)	(511)

Net base management fee	$(156)	$(163)

Incentive fee(B)	$541	$—

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

Interest and dividend expense increased 413.7% for the three months ended September 30, 2012, as compared to the prior year period, primarily due to $0.7 million of dividends we paid on our Term Preferred Stock during the three months ended September 30, 2012. We classify these dividends as dividend expense on our accompanying Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the prior year period. The average balance outstanding on our Credit Facility during the three months ended September 30, 2012, was $39.0 million, as compared to $6.9 million in the prior year period. The effective interest rate charged on our borrowings on our Credit Facility for the three months ended September 30, 2012, excluding the impact of deferred financing fees, was 4.4%, as compared to 13.0% in the prior year period.

Amortization of deferred financing costs increased $0.1 million, or 88.0%, during the three months ended September 30, 2012, as compared to the prior year period, primarily due to the Term Preferred Stock offering costs being deferred and amortized, resulting in $0.1 million in amortization during the three months ended September 30, 2012. No such amortization was recorded in the prior year period, as the Term Preferred Stock offering was not completed until March 2012.

Realized and Unrealized Gain (Loss) on Investments

Realized (Loss) Gain

During the three months ended September 30, 2012, we recorded a realized gain of $0.8 million relating to post-closing adjustments on the previous investment exit of A. Stucki Holding Corp. (“A. Stucki”). During the three months ended September 30, 2011, we incurred a $0.5 million post-closing adjustment loss related to the Chase exit in December 2010, which we realized during the three months ended September 30, 2011.

Unrealized Depreciation

During the three months ended September 30, 2012, we recorded net unrealized depreciation on investments in the aggregate amount of $3.9 million.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2012, were as follows:

		Three months ended September 30, 2012
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corp.	Control	$—	$5,762	$—	$5,762
Country Club Enterprises, LLC	Control	—	2,292	—	2,292
A. Stucki Corp.(A)	Control	799	—	—	799
Venyu Solutions, Inc.	Control	—	711	—	711
SBS, Industries, LLC	Control	—	424	—	424
B-Dry, LLC	Non-Control/Non-Affiliate	—	(315)	—	(315)
ASH Holdings Corp.	Control	—	(320)	—	(320)
Quench Holdings Corp.	Affiliate	—	(580)	—	(580)
Noble Logistics, Inc.	Affiliate	—	(586)	—	(586)
Channel Technologies Group, LLC	Affiliate	—	(671)	—	(671)
SOG Specialty K&T, LLC	Control	—	(823)	—	(823)
Acme Cryogenics, Inc.	Control	—	(1,166)	—	(1,166)
Packerland Whey Products, Inc.	Affiliate	—	(1,490)	—	(1,490)
Danco Acquisition Corp.	Control	—	(1,996)	—	(1,996)
Mitchell Rubber Products, Inc.	Control	—	(2,356)	—	(2,356)
Tread Corp.	Control	—	(2,652)	—	(2,652)
Other, net (<$250 Net)	Various	(1)	(118)	—	(119)

Total		$798	$(3,884)	$—	$(3,086)

(A)	A. Stucki Corp. was sold in June 2010.

The primary changes in our net unrealized depreciation for the three months ended September 30, 2012, were notable depreciation of our debt investments in Danco Acquisition Corp. (“Danco”) and in our equity investments in Mitchell Rubber Products, Inc. (“Mitchell”) and Tread, primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. This depreciation was partially offset by increased appreciation in Galaxy Tool Holding Corp. (“Galaxy”) and CCE, primarily due to increased portfolio company performance.

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

The primary changes in our net unrealized appreciation for the three months ended September 30, 2011, were notable appreciation in our equity investments in Acme Cryogenics, Inc. (“Acme”), Galaxy and Tread, which were primarily due to increased performance, and appreciation in our debt investment of Quench, which paid off at par subsequent to September 30, 2011. This appreciation was partially offset by increased depreciation in CCE, which was placed on non-accrual during the three months ended September 30, 2011, for decreased portfolio company performance and being past-due on its obligations to us. Excluding the impact of Acme, Galaxy, Tread, Quench and CCE, the net unrealized appreciation of $0.3 million recognized on our portfolio investments was primarily due to an increase in certain comparable multiples, partially offset by decreases in the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $2.7 million and $1.2 million of net unrealized depreciation on our debt positions and equity holdings, respectively, for the three months ended September 30, 2012. At September 30, 2012, the fair value of our investment portfolio was less than our cost basis by approximately $50.3 million, as compared to $46.4 million at June 30, 2012, representing net unrealized depreciation of approximately $3.9 million for the three months ended September 30, 2012. We believe that our aggregate investment portfolio was valued at a depreciated value due to the general instability of the loan markets and lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 84.1% of cost as of September 30, 2012. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Gain and Loss on Other

Net Unrealized Depreciation on Borrowings

For the three months ended September 30, 2012 and 2011, we recorded $0.7 million and $0.4 million, respectively, of net unrealized depreciation, primarily due to increased borrowings outstanding and comparable market rates decreasing during both periods. The Credit Facility was fair valued at $57.2 million and $21.4 million as of September 30, 2012 and 2011, respectively.

Comparison of the Six Months Ended September 30, 2012, to the Six Months Ended September 30, 2011

	Six Months Ended September 30,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,971	$9,104	$2,867	31.5%
Other income	907	1,193	(286)	(24.0)

Total investment income	12,878	10,297	2,581	25.1

EXPENSES
Base management fee	2,499	2,071	428	20.7
Incentive fee	541	19	522	2,747.4
Administration fee	372	286	86	30.1
Interest and dividend expense	2,001	365	1,636	448.2
Amortization of deferred financing fees	403	215	188	87.4
Other	1,073	1,257	(184)	(14.6)

Expenses before credits from Adviser	6,889	4,213	2,676	63.5
Credits to fees	(700)	(726)	26	(3.6)

Total expenses net of credits to fee	6,189	3,487	2,702	77.5

NET INVESTMENT INCOME	6,689	6,810	(121)	(1.8)

REALIZED AND UNREALIZED GAIN (LOSS) ON:
Net realized gain on sale of investments	753	5,196	(4,443)	(85.5)
Net realized loss on other	(41)	(39)	(2)	5.1
Net unrealized (depreciation) appreciation on investments	(9,601)	5,284	(14,885)	NM
Net unrealized depreciation on other	(1,169)	(368)	(801)	217.7

Net (loss) gain on investments and other	(10,058)	10,073	(20,131)	(199.9)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,369)	$16,883	$(20,252)	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 25.1% for the six months ended September 30, 2012, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the six months ended September 30, 2012, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the six months ended September 30, 2012, partially offset by a decrease in other income, which primarily resulted from success fee and dividend income recognized during the prior year period in connection with our recapitalization of Cavert.

Interest income from our investments in debt securities increased 31.5% for the six months ended September 30, 2012, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2012, was approximately $191.0 million, compared to approximately $149.9 million for the prior year period. This increase was due primarily to new investments in SOG, SBS, Channel Technologies, Packerland, Ginsey and Drew Foam, partially offset by payoff of our debt investments in Quench and AMG and the restructuring of CCE and Tread. At September 30, 2012 and 2011, two loans, ASH and CCE, were on non-accrual with an aggregate weighted average principal balance of $17.1 million and $13.9 million during the six months ended September 30, 2012 and 2011, respectively. CCE was put on non-accrual during the three months ended September 30, 2011.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the six months ended September 30, 2012, was 12.5%, compared to 12.1% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the six months ended September 30, 2012, is a result of the exits of lower interest-bearing debt investments, such as Quench and AMG, which had an aggregate, weighted-average interest rate of 9.4% at the time of their respective exits, and the addition of higher-yielding debt investments in SOG, SBS, Channel Technologies, Packerland, Ginsey and Drew Foam which had an aggregate, weighted average interest rate of 13.4% as of September 30, 2012.

The following table lists the investment income from investments for our five largest portfolio company investments at fair value during the respective periods:

	As of September 30, 2012		Six Months Ended September 30, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$29,731	11.2%	$1,332	10.4%
Acme Cryogenics, Inc.	26,215	9.8	848	6.6
Venyu Solutions, Inc.	22,663	8.5	1,254	9.7
Ginsey Holdings, Inc.(A)	22,452	8.4	440	3.4
SBS, Industries, LLC	18,227	6.8	809	6.3

Subtotal—five largest investments	119,288	44.7	4,683	36.4
Other portfolio companies	147,398	55.3	8,195	63.6

Total investment portfolio	$266,686	100.0%	$12,878	100.0%

	As of September 30, 2011		Six Months Ended September 30, 2011
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC(A)	$28,148	12.9%	$393	3.8%
Acme Cryogenics, Inc.	26,304	12.1	857	8.3
Venyu Solutions, Inc.	25,305	11.6	1,254	12.2
Mitchell Rubber Products, Inc.(A)	16,618	7.6	862	8.4
Cavert II Holding Corp.	15,089	6.9	1,773	17.2

Subtotal—five largest investments	111,464	51.1	5,139	49.9
Other portfolio companies	106,592	48.9	5,158	50.1

Total investment portfolio	$218,056	100.0%	$10,297	100.0%

(A)	New investment during the applicable period.

Other income decreased from the prior year period, primarily due to $0.7 million of cash dividends received on preferred shares of Cavert, in connection with its recapitalization in April 2011, as well as Cavert’s election to prepay $0.3 million of success fees during the prior year period, partially offset by Mathey’s and Cavert’s election to both prepay $0.4 million of success fees during the six months ended September 30, 2012.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased for the six months ended September 30, 2012, driven primarily by a 448.2% increase in interest and dividend expense and a substantial increase in the incentive fee, as compared to the prior year period.

The net base management fee increased for the six months ended September 30, 2012, as compared to the prior year period, which is a result of increase in the size of our investment portfolio. An incentive fee was earned by the Adviser during the three months ended September 30, 2012, because net investment income for the quarter was above the hurdle rate, primarily due to increased interest income from our larger investment portfolio. The base management and incentive fees are computed quarterly, as described further in Note 4 of our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2012	2011
Average total assets subject to base management fee(A)	$249,900	$207,100
Multiplied by pro-rata annual base management fee of 2%	1.0%	1.0%

Unadjusted base management fee	$2,499	$2,071
Reduction for loan servicing fees(B)	(1,817)	(1,392)

Base management fee(B)	$682	$679

Credits to base management fee from Adviser:
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	—
Credit for fees received by Adviser from the portfolio companies	(700)	(726)

Credit to base management fee from Adviser(B)	(700)	(726)

Net base management fee	$(18)	$(47)

Net incentive fee(B)	$541	$19

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

Interest and dividend expense increased for the six months ended September 30, 2012, as compared to the prior year period, primarily due to $1.4 million of dividends we paid on our Term Preferred Stock during the six months ended September 30, 2012. We classify these dividends as dividend expense on our accompanying Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the prior year period. Additionally, we had increased interest expense due to increased borrowings outstanding under our Credit Facility. The weighted average balance outstanding on our Credit Facility during the six months ended September 30, 2012, was approximately $20.0 million, as compared to $3.5 million during the prior year period. For the six months ended September 30, 2012 and 2011, the effective interest rate charged on our borrowings, excluding the impact of deferred financing fees, was 5.1% and 20.2%, respectively.

Amortization of deferred financing costs increased $0.2 million, or 87.4%, during the six months ended September 30, 2012, as compared to the prior year period, primarily due to the Term Preferred Stock offering costs being deferred and amortized, resulting in $0.2 million in amortization during the six months ended September 30, 2012. No such amortization was recorded in the prior year period, as the Term Preferred Stock offering was not completed until March 2012.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

During the six months ended September 30, 2012, we recorded a realized gain of $0.8 million relating to post-closing adjustments on our previous investment exit of A. Stucki. In April 2011, we recapitalized our investment in Cavert, receiving $8.5 million in proceeds and realizing a gain of $5.5 million. Additionally, we recorded post-closing adjustments related to the A. Stucki exit in June 2010 and the Chase exit in December 2010, which resulted in a net aggregate loss of $0.3 million during the six months ended September 30, 2011.

Unrealized Appreciation and Depreciation

During the six months ended September 30, 2012, we recorded net unrealized depreciation on investments in the aggregate amount of $9.6 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2012 were as follows:

		Six Months Ended September 30, 2012
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Country Club Enterprises, LLC	Control	$—	$6,926	$—	$6,926
Galaxy Tool Holding Corp.	Control	—	4,596	—	4,596
SBS, Industries, LLC	Control	—	1,223	—	1,223
Mathey Investments, Inc.	Control	—	1,006	—	1,006
Precision Southeast, Inc.	Control	—	907	—	907
A. Stucki Corp.(A)	Control	790	—	—	790
SOG Specialty K&T, LLC	Control	—	(364)	—	(364)
Venyu Solutions, Inc.	Control	—	(667)	—	(667)
B-Dry, LLC	Non-Control/Non-Affiliate	—	(674)	—	(674)
ASH Holdings Corp.	Control	—	(695)	—	(695)
Mitchell Rubber Products, Inc.	Control	—	(1,101)	—	(1,101)
Channel Technologies Group, LLC	Affiliate	—	(1,108)	—	(1,108)
Packerland Whey Products, Inc.	Affiliate	—	(1,490)	—	(1,490)
Acme Cryogenics, Inc.	Control	—	(2,087)	—	(2,087)
Noble Logistics, Inc.	Affiliate	—	(4,887)	—	(4,887)
Danco Acquisition Corp.	Control	—	(5,538)	—	(5,538)
Tread Corp.	Control	—	(5,741)	—	(5,741)
Other, net (<$250 Net)	Various	(37)	93	—	56

Total		$753	$(9,601)	$—	$(8,848)

(A)	A. Stucki Corp. was sold in June 2010.

The primary changes in our net unrealized depreciation for the six months ended September 30, 2012, were notable depreciation of our debt investments in Danco and in our debt and equity investments in Tread and Noble Logistics, Inc. (“Noble”), primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. This depreciation was partially offset by increased appreciation in Galaxy and CCE, primarily due to increased portfolio company performance.

During the six months ended September 30, 2011, we recorded net unrealized appreciation on investments in the aggregate amount of $5.3 million, which included the reversal of $6.1 million in aggregate unrealized appreciation, primarily related to the Cavert recapitalization. Excluding reversals, we had $11.4 million in net unrealized appreciation for the six months ended September 30, 2011. The realized (losses) gains and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2011 were as follows:

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

The primary changes in our net unrealized appreciation for the six months ended September 30, 2011, were notable appreciation in our equity investments in Acme, Tread, Galaxy and Noble, primarily due to increased performance, and appreciation of our debt investment to Quench, which was paid off at par subsequent to September 30, 2011. This appreciation was partially offset by increased depreciation in CCE, which was placed on non-accrual during the three months ended September 30, 2011, for decreased performance and being past-due on its obligations to us, as well as the reversal of previously-recorded unrealized appreciation on the Cavert recapitalization. Excluding the impact of the aforementioned portfolio companies, the net unrealized depreciation of $0.2 million recognized on our investments was primarily due to decreases in the performance of some of our portfolio companies, partially offset by an increase in certain comparable multiples used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $5.0 million and $4.6 million of net unrealized depreciation on our equity positions and debt positions, respectively, for the six months ended September 30, 2012. At September 30, 2012, the fair value of our investment portfolio was less than our cost basis by approximately $50.3 million, as compared to $40.7 million at March 31, 2012, representing net unrealized appreciation of $9.6 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due to the general instability of the loan markets and lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 84.1% of cost as of September 30, 2012. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Loss on Other

Realized Loss on Interest Rate Caps

For the six months ended September 30, 2012 and 2011, we recorded a net realized loss of $41 and 39, respectively, due to the expiration of an interest rate cap agreements in each period.

Net Unrealized Depreciation on Borrowings

For the six months ended September 30, 2012 and 2011, we recorded $1.2 million and $0.4 million, respectively, of net unrealized depreciation primarily due to increased borrowings outstanding and comparable market rates decreasing during both periods. The Credit Facility was fair valued at $57.2 million and $21.4 million as of September 30, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2012, was approximately $48.4 million, as compared to $45.0 million during the six months ended September 30, 2011. This decrease in cash used in operating activities from the prior year period was primarily due to $4.4 million more in net investment principal repayments and exit proceeds received during the six months ended September 30, 2012, as compared to the prior year period. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our Term Preferred Stock, management fees to our Adviser, and other entity-level expenses.

At September 30, 2012, we had equity investments in or loans to 20 private companies with an aggregate cost basis of approximately $317.0 million. At September 30, 2011, we had investments in equity of, loans to or syndicated participations in 18 private companies with an aggregate cost basis of approximately $256.7 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30 ,
	2012	2011
Beginning investment portfolio, at fair value	$225,652	$153,285
New investments	52,978	58,346
Disbursements to existing portfolio companies	10,285	9,032
Scheduled principal repayments	(215)	(570)
Unscheduled principal repayments	(11,850)	(4,990)
Proceeds from sales	(1,291)	(7,527)
Net realized gain	753	5,196
Net unrealized (depreciation) appreciation	(9,601)	11,397
Reversal of net unrealized appreciation	—	(6,113)
Other cash activity, net	(25)	—

Ending investment portfolio, at fair value	$266,686	$218,056

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2012:

		Amount
For the remaining six months ending March 31:	2013	$29,274
For the fiscal year ending March 31:	2014	34,083
	2015	36,109
	2016	27,825
	2017	63,435
	Thereafter	30,962

	Total contractual repayments	$221,688
	Investments in equity securities	95,599
	Adjustments to cost basis on debt securities	(256)

	Total cost basis of investments held at September 30, 2012:	$317,031

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2012, was approximately $49.8 million and consisted primarily of net proceeds from our Credit Facility of $56.0 million and proceeds from our secured borrowing of $5.0 million, partially offset by $6.6 million in distributions to common stockholders and $4.5 million in decreased short-term borrowings. Net cash provided by financing activities for the six months ended September 30, 2011, was approximately $37.1 million, consisting primarily of net borrowings on the short-term loan and our Credit Facility in excess of repayments by approximately $43.5 million.

Distributions

To qualify as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.05 per common share for each of the six months from April 2012 to September 2012. In October 2012, our Board of Directors declared a monthly distribution of $0.05 per common share for each of October, November and December 2012. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the fiscal year ended March 31, 2012, which includes the six months ended September 30, 2011, our distributions to common stockholders totaled approximately $13.6 million. Distributions to common stockholders declared for the fiscal year ended March 31, 2012, were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat $0.7 million of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending March 31, 2013 will be determined at year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.12369792 per share of Term Preferred Stock for a prorated portion of March and $0.1484375 per share of Term Preferred Stock for each of the six months from April 2012 through September 2012. In October 2012, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of October, November and December 2012. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012 that the SEC declared effective on July 26, 2012. The registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

Common Stock

Pursuant to our registration statement on Form N-2 (Registration No. 333-181879), on October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, we granted the underwriters a 30-day option (expiring November 1, 2012) to purchase up to an additional 0.6 million shares at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The underwriters have not exercised their option as of October 26, 2012.

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

On October 5, 2012, we entered into an amendment (the “Amendment”) to our Credit Facility, which extended the maturity date on the Credit Facility one year. As a result of the Amendment, the Credit Facility is now scheduled to mature on October 25, 2015 (the “Extended Maturity Date”) and, if not renewed or extended by the Extended Maturity Date, all principal and interest will be due and payable on or before October 25, 2016 (one year after the Extended Maturity Date). There remains a one-year extension option to be agreed upon by all parties, which may be exercised on or before October 26, 2013.

Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $175 million through the addition of other committed lenders to the facility. Advances under the Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. As of September 30, 2012, we had $56.0 million in borrowings outstanding with approximately $2.9 million of availability under the Credit Facility.

The Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve-month periods ending March 31, 2013, 2014, 2015 and 2016. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our Term Preferred Stock) of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011 (as of September 30, 2012, this equates to $175.0 million), (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2012, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $237.2 million, an asset coverage ratio of 210% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base, and as of September 30, 2012, Business Investment had 17 obligors. As of September 30, 2012, we were in compliance with all of the Credit Facility covenants.

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

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $80.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on September 25, 2012. The T-Bills were purchased on margin using $8.5 million in cash and the proceeds from a $71.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.42%. On October 4, 2012, when the T-Bills matured, we repaid the $71.5 million loan from Jefferies and received the $8.5 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to our portfolio companies, we have also extended certain guarantees on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $3.9 million of obligations of ASH and CCE. As of September 30, 2012, we have not been required to make any payments on any of the guarantees and we consider the credit risks to be remote.

We estimate the fair value of our unused line of credit commitments and guarantees as of September 30, 2012 to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table shows our contractual obligations as of September 30, 2012, at cost:

Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Credit Facility	$56,000	$—	$56,000	$—	$—
Term Preferred Stock	40,000	—	—	40,000	—
Secured borrowings	5,000	—	—	—	5,000

Interest and dividend payments on obligations(B)	21,422	5,480	10,961	4,890	91

Total	$122,422	$5,480	$66,961	$44,890	$5,091

(A)	Excludes our unused line of credit commitments and guarantees to our portfolio companies in the aggregate amount of $5.4 million.
(B)

Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid in kind (“PIK”) income, we do not recognize the fee into income until it is received in cash. As a result, as of September 30, 2012, we have an off-balance sheet success fee receivable of $11.0 million, or approximately $0.50 per common share. There is no guarantee that we will be able to collect any or all of our success fee receivables due to their contingent nature. It is also impossible to predict the timing of such collections.

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

Investment Valuation

The most significant estimate inherent in the preparation of our accompanying Condensed Consolidated Financial Statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

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

As of September 30 and March 31, 2012, all of our investments were valued using Level 3 inputs. See Note 3–Investments in our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

Valuation Methods:

Publicly-traded securities: We determine the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable but for which a public market otherwise exists, we will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of September 30 and March 31, 2012, we did not have any investments in publicly-traded securities.

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

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, we will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, we consider multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, we develop a modified discount rate approach that incorporates risk premiums, including, among other things, increased probability of default, higher loss given default and increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. We will apply the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. At September 30 and March 31, 2012, we had no syndicated investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (A) investments comprised solely of debt securities; (B) investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) investments comprised of non-publically traded non-control equity securities of other funds.

(A)	Investments comprised solely of debt securities: Debt securities that are not publicly-traded on an established securities market or for which a limited market does not exist (“Non-Public Debt Securities”) and that are issued by portfolio companies in which we have no equity or equity-like securities are fair valued in accordance with the terms of the Policy, which utilize opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). We may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

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

(B)	Investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, we first calculate the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly-traded securities; and

•	DCF or other pertinent factors.

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

(D)	Investments comprised of non-publicly traded, non-control equity securities of other funds: To the extent applicable, we generally value any uninvested capital of the non-control fund at par value and value any invested capital at the value provided by the non-control fund. At September 30 and March 31, 2012, we had no non-control equity securities of other funds.

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

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of both September 30 and March 31, 2012, two control investments, ASH and CCE, were on non-accrual with an aggregate loan fair value of $4.0 million and $0, respectively. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of September 30 and March 31, 2012, representing approximately 100.0% of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of September 30, 2012	As of March 31, 2012
Highest	9.9	7.9
Average	4.9	5.0
Weighted Average	4.8	5.3
Lowest	1.3	2.4

As of September 30 and March 31, 2012, we did not have any non-proprietary loans in our investment portfolio.

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. However, we did incur an excise tax of $36 and $24 for the calendar years ended December 31, 2011 and 2010, respectively. Under the RIC Modernization Act, we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2012, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Country Club Enterprises, LLC (“CCE”), were on non-accrual. These non-accrual loans had an aggregate cost value of $17.1 million, or 7.7% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $4.0 million, or 2.1% of the fair value of all debt investments in our portfolio. At March 31, 2012, ASH and CCE were on non-accrual with an aggregate debt cost basis of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision at September 30, 2012 and no PIK income was recorded during the three and six months ended September 30, 2012. During the three and six months ended September 30, 2011, we recorded PIK income of $1 and $6, respectively. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan with a PIK provision was paid off, at par, during the quarter ended September 30, 2011.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $0.4 million and $0.8 million of success fees during the three and six months ended September 30, 2012, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert II Holding Corp. (“Cavert”). During the three and six months ended September, 30, 2011, we recorded success fees of $0.3 million and $0.4 million, respectively, representing prepayments received from Mathey and Cavert. As of September 30, 2012, we have an off-balance sheet success fee receivable of approximately $11.0 million.

We accrue dividend income on preferred equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in Other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $0.1 million in dividend income during the three and six months ended September 30, 2012 on accrued preferred shares of Drew Foam Companies, Inc. (“Drew Foam”). We did not record any dividend income during the three months ended September 30, 2011; however, during the six months ended September 30, 2011, we recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We do use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

While we target that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or prime rate. At September 30, 2012, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

78.6%	Variable rates with a floor
21.4	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended September 30, 2012 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on May 21, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the “Risk Factors” section in our Pre-Effective Amendment No. 1 to our registration statement on Form N-2 (No. 333-181879) as filed with the SEC on July 17, 2012 (the “Prospectus”) and the supplement to the Prospectus as filed with the SEC on October 2, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ David Watson
David Watson
Chief Financial Officer and Treasurer

Date: October 29, 2012

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.4	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 814-00704), filed on July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.d.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.e to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.4	Form of Common Stock Subscription Form and Subscription Certificate, incorporated by reference to Exhibit 2.d.5 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181879), filed July 17, 2012.

4.5	Form of Preferred Stock Subscription Form and Subscription Certificate, incorporated by reference to Exhibit 2.d.6 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181879), filed July 17, 2012.

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate, incorporated by reference to Exhibit 2.d.7 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181879), filed July 17, 2012.

4.7	Form of Preferred Stock Warrant Agreement and Warrant Certificate, incorporated by reference to Exhibit 2.d.8 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-181879), filed July 17, 2012.

10.1	Amendment No. 1 to Gladstone Business Investment, LLC Credit Agreement, dated October 5, 2012, by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-34007), filed October 9, 2012.

11	Computation of Per Share Earnings (included in the notes to the unaudited Condensed Consolidated Financial Statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.