Form 10-Q
period 2012-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2013-01-28
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of January 25, 2013, was 26,475,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2012	March 31, 2012
ASSETS
Investments at fair value
Control investments (Cost of $258,596 and $186,743, respectively)	$226,287	$157,544
Affiliate investments (Cost of $54,679 and $70,015, respectively)	38,986	58,831
Non-Control/Non-Affiliate investments (Cost of $10,283 and $9,637, respectively)	7,987	9,277

Total investments at fair value (Cost of $323,558 and $266,395, respectively)	273,260	225,652
Cash and cash equivalents	56,328	91,546
Restricted cash	631	1,928
Interest receivable	1,019	1,250
Due from custodian	11,329	1,527
Deferred financing costs	2,444	2,792
Other assets	861	602

TOTAL ASSETS	$345,872	$325,297

LIABILITIES
Borrowings:
Short-term loan at fair value (Cost of $44,512 and $76,005, respectively)	$44,512	$76,005
Line of credit at fair value (Cost of $24,500 and $0, respectively)	25,104	—
Secured borrowing (Cost of $5,000 and $0, respectively)	5,000	—

Total borrowings (Cost of $74,012 and $76,005, respectively)	74,616	76,005
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding at December 31 and March 31, 2012	40,000	40,000
Accounts payable and accrued expenses	535	506
Fees due to Adviser(A)	1,074	496
Fee due to Administrator(A)	191	218
Other liabilities	386	856

TOTAL LIABILITIES	116,802	118,081

Commitments and contingencies(B)
NET ASSETS	$229,070	$207,216

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized and 26,475,958 and 22,080,133 shares issued and outstanding at December 31 and March 31, 2012, respectively	$26	$22
Capital in excess of par value	288,224	257,131
Cumulative net unrealized depreciation of investments	(50,298)	(40,743)
Cumulative net unrealized depreciation of other	(631)	(68)
Net investment income in excess of distributions	321	321
Accumulated net realized loss	(8,572)	(9,447)

TOTAL NET ASSETS	$229,070	$207,216

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$8.65	$9.38

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
INVESTMENT INCOME
Interest income
Control investments	$4,681	$3,515	$12,659	$9,075
Affiliate investments	1,456	1,226	4,800	3,958
Non-Control/Non-Affiliate investments	344	343	990	1,148
Cash and cash equivalents	1	1	4	7

Total interest income	6,482	5,085	18,453	14,188
Other income
Control investments	702	25	1,208	1,201
Affiliate investments	—	—	401	—
Non-Control/Non-Affiliate investments	—	59	—	77

Total other income	702	84	1,609	1,278

Total investment income	7,184	5,169	20,062	15,466

EXPENSES
Base management fee(A)	1,440	1,140	3,939	3,212
Incentive fee(A)	589	—	1,130	19
Administration fee(A)	191	182	564	468
Interest expense on borrowings	289	185	865	550
Dividend expense on mandatorily redeemable preferred stock	712	—	2,137	—
Amortization of deferred financing fees	194	106	597	321
Professional fees	29	139	400	453
Other general and administrative expenses	277	320	978	1,262

Expenses before credits from Adviser	3,721	2,072	10,610	6,285
Credits to fees from Adviser(A)	(489)	(345)	(1,189)	(1,071)

Total expenses net of credits	3,232	1,727	9,421	5,214

NET INVESTMENT INCOME	3,952	3,442	10,641	10,252

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Control investments	96	(105)	848	5,087
Non-Control/Non-Affiliate investments	—	—	—	4
Other	—	—	(41)	(40)

Total net realized gain (loss)	96	(105)	807	5,051
Net unrealized appreciation (depreciation):
Control investments	4,244	3,433	(3,110)	4,368
Affiliate investments	(2,935)	(1,708)	(4,508)	2,033
Non-Control/Non-Affiliate investments	(1,263)	44	(1,937)	652
Other	605	389	(563)	21

Total net unrealized appreciation (depreciation)	651	2,158	(10,118)	7,074

Net realized and unrealized gain (loss)	747	2,053	(9,311)	12,125

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,699	$5,495	$1,330	$22,377

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and diluted	$0.18	$0.25	$0.06	$1.01

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,147,157	22,080,133	23,440,737	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
Operations:
Net investment income	$10,641	$10,252
Net realized gain on investments	848	5,091
Net realized loss on other	(41)	(40)
Net unrealized (depreciation) appreciation of investments	(9,555)	7,053
Net unrealized (appreciation) depreciation of other	(563)	21

Net increase in net assets from operations	1,330	22,377
Equity capital activity:
Issuance of common stock, net of expenses	31,100	—
Distributions to common stockholders	(10,576)	(9,605)

Net equity capital activity	20,524	(9,605)
Total increase in net assets	21,854	12,772
Net assets at beginning of period	207,216	198,829

Net assets at end of period	$229,070	$211,601

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$1,330	$22,377
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(80,639)	(86,327)
Principal repayments of investments	21,137	16,953
Proceeds from the sale of investments	3,187	8,032
Net realized gain on investments	(848)	(5,091)
Net realized loss on other	41	40
Net unrealized depreciation (appreciation) of investments	9,555	(7,053)
Net unrealized appreciation (depreciation) of other	563	(21)
Amortization of deferred financing costs	597	321
Decrease in restricted cash	1,297	2,539
Decrease (increase) in interest receivable	231	(405)
(Increase) decrease in due from custodian	(9,802)	137
(Increase) decrease in other assets	(260)	183
Increase in accounts payable and accrued expenses	132	290
Increase (decrease) in fees due to Adviser(A)	578	(312)
(Decrease) Increase in administration fee payable to Administrator(A)	(27)	12
Decrease in other liabilities	(470)	(551)

Net cash used in operating activities	(53,398)	(48,876)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	31,100	—
Proceeds from borrowings	312,047	231,202
Repayments on borrowings	(314,040)	(165,901)
Purchase of derivatives	—	(29)
Deferred financing costs	(351)	(901)
Distributions paid to common stockholders	(10,576)	(9,605)

Net cash provided by financing activities	18,180	54,766

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,218)	5,890
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,546	80,580

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,328	$86,470

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	11,047
		Common Stock (418,072 shares)(C)(F)		1,045	1,780
		Common Stock Warrants (452,683 shares)(C)(F)		25	560

				22,554	27,887
ASH Holdings Corp.	Automobile	Revolving Credit Facility, $350 available (3.0%, Due 3/2013)(G)	7,150	7,093	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guarantee ($500)

				15,647	—
Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	4,662
		Guarantee ($2,000)
		Guarantee ($1,049)

				11,725	8,662
Danco Acquisition Corp.(I)	Diversified/Conglomerate Manufacturing	Revolving Credit Facility, $0 available (10.0%, Due 4/2013)(D)	2,250	2,250	675
		Senior Term Debt (10.0%, Due 4/2013)(D)	2,575	2,575	772
		Senior Term Debt (6.3%, Due 4/2013)(D)	8,796	8,796	2,639
		Senior Term Debt (5.0%, Due 8/2015)(D)	700	700	210
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	350	350	105
		Senior Term Debt (5.0%, Due 8/2015)(D) (E)	100	100	30
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (1,170 shares)(C)(F)		2	—

				17,273	4,431
Drew Foam Companies, inc.	Chemicals, Plastics and Rubber	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	3,445
		Common Stock (5,372 shares)(C)(F)		63	1,916

				14,351	16,274
Frontier Packaging, inc.	Containers, Packaging, and Glass	Revolving Credit Facility, $1,500 available (10.0%, Due 12/2013)(H)	1,000	1,000	1,000
		Senior Term Debt (12.0%, Due 12/2017)(H)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)(H)		1,373	1,373
		Common Stock (152 shares)(C)(F)(H)		152	152

				15,025	15,025
Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2013)	3,220	3,220	3,220
		Preferred Stock (4,111,907 shares)(C)(F)		19,658	10,725
		Common Stock (48,093 shares)(C)(F)		48	—

				22,926	13,945
Ginsey Holdings, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Senior Subordinated Term Debt (13.5%, Due 1/2018)(J)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,394	9,768
		Common Stock (63,747 shares)(C)(F)		8	417

				22,452	23,235
Mathey Investments, Inc.	Machinery	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	7,937

				9,379	16,539
Mitchell Rubber Products, Inc.	Chemicals, Plastics and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,543
		Preferred Stock (27,900 shares)(C)(F)		2,790	2,457
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	16,000
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,228
		Common Stock (90,909 shares)(C)(F)		91	1,417

				9,775	11,420

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS (Continued):
SBS, Industries, LLC	Machinery	Senior Term Debt (14.0%, Due 8/2016)	$11,355	$11,355	$11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,211
		Common Stock (221,500 shares)(C)(F)		221	4,962

				13,570	18,528
SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,966

				28,148	30,365
Tread Corp.	Oil and Gas	Revolving Credit Facility, $1,453 available (12.5%, Due 6/2013)(D)(G)	1,296	1,296	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(D)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(D)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(D)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due On Demand)(D)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				14,393	—
Venyu Solutions, Inc.	Electronics	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	4,976

				25,000	23,976
Total Control Investments (represents 82.8% of total investments at fair value)				$258,596	$226,287

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Containers, Packaging and Glass	Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	$4,700	$4,700	$4,806
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,787
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,752

				11,215	12,345
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Revolving Credit Facility, $500 available (7.0%, Due 2/2013)(D)	750	750	748
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,706	5,706	5,692
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,723
		Preferred Stock (1,599 shares)(C)(F)		1,599	352
		Common Stock (1,598,616 shares)(C)(F)		—	—

				18,805	17,515
Noble Logistics, Inc.	Cargo Transport	Revolving Credit Facility, $0 available (10.5%, Due 1/2013)(D)	800	800	400
		Senior Term Debt (11.0%, Due 1/2013)(D)	7,227	7,227	3,614
		Senior Term Debt (10.5%, Due 1/2013)(D)	3,650	3,650	1,825
		Senior Term Debt (10.5%, Due 1/2013)(D)(E)	3,650	3,650	1,825
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,683	—

				18,760	7,664
Packerland Whey Products, Inc.	Beverage, Food and Tobacco	Subordinated Term Debt (13.8%, Due 6/2018) (D)(K)	2	2	2
		Preferred Stock (248 shares)(C)(F)		2,479	505
		Common Stock (247 shares)(C)(F)		21	—

				2,502	507
Quench Holdings Corp.	Home and Office Furnishings, Housewares and Durable Consumer Products	Preferred Stock (388 shares)(C)(F)		2,950	955
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	955

Total Affiliate Investments (represents 14.3% of total investments at fair value)				$54,679	$38,986

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Buildings and Real Estate	Revolving Credit Facility, $50 available (6.5%, Due 5/2014)(D)	$700	$700	$560
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,443	6,443	5,155
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	2,272
		Common Stock Warrants (55 shares)(C)(F)		300	—

				10,283	7,987

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Total Non-Control/Non-Affiliate Investments (represents 2.9% of total investments at fair value)	$10,283	$7,987

TOTAL INVESTMENTS	$323,558	$273,260

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average cash interest rates in effect at December 31, 2012, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of December 31, 2012.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended December 31, 2012, best represents fair value as of December 31, 2012.
(I)

In August 2012, we received warrants in connection with our senior term note C debt investment in Danco, which resulted in Danco being reclassified as a Control investment during the three months ended September 30, 2012.

(J)

$5.0 million of the debt security participated to a third party, but accounted for as collateral for a secured borrowing for in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

(K)	Security was paid off, at par, subsequent to December 31, 2012, and was valued based on the payoff.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	10,994
		Common Stock (418,072 shares)(C)(F)		1,045	2,132
		Common Stock Warrants (452,683 shares)(C)(F)		25	675

				22,554	28,301
ASH Holdings Corp.	Automobile	Line of Credit, $570 available (3.0%, Due 3/2013)(G)	6,430	6,388	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(G)	6,250	6,060	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guarantee ($750)

				14,952	—
Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (14.0%, Due 11/2014)(G)	4,000	4,000	—
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	—
		Guarantee ($2,000)
		Guarantee ($1,998)

				11,725	—
Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(C)(F)		19,658	1,493
		Common Stock (48,093 shares)(C)(F)		48	—

				24,926	6,713
Mathey Investments, Inc.	Machinery	Senior Term Debt (10.0%, Due 3/2013)	2,375	2,375	2,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (2.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	4,164

				10,379	13,766
Mitchell Rubber Products, Inc.	Chemicals, Plastics and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679
		Preferred Stock (27,900 shares)(C)(F)		2,790	2,954
		Common Stock (27,900 shares)(C)(F)		28	1,858

				16,378	18,491
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Line of Credit, $251 available (7.5%, Due 9/2012)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	1,634
		Common Stock (90,909 shares)(C)(F)		91	—

				10,524	10,158
SBS, Industries, LLC	Machinery	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,087
		Common Stock (221,500 shares)(C)(F)		221	3,563

				13,570	17,005
SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,697

				28,148	30,096
Tread Corp.	Oil and Gas	Senior Subordinated Term Debt (12.5%, Due 5/2013)	7,750	7,750	7,750
		Preferred Stock (832,765 shares)(C)(F)		833	1,080
		Common Stock (129,067 shares)(C)(F)		1	96
		Common Stock Warrants (1,247,727 shares)(C)(F)		3	758

				8,587	9,684
Venyu Solutions, Inc.	Electronics	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	4,330

				25,000	23,330

Total Control Investments (represents 69.8% of total investments at fair value)				$186,743	$157,544

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Containers, Packaging and Glass	Senior Term Debt (10.0%, Due 4/2016)(D)(E)	$1,050	$1,050	$1,067
		Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	5,700	5,700	5,771
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,741
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,596

				13,265	14,175
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Line of Credit, $400 available (7.0%, Due 12/2012)(D)	850	850	843
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,926	5,926	5,875
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,642
		Preferred Stock (1,599 shares)(C)(F)		1,599	1,631
		Common Stock (1,598,616 shares)(C)(F)		—	75

				19,125	19,066
Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Line of Credit, $450 available (10.0%, Due 10/2012)(D)	1,800	1,800	1,350
		Senior Term Debt (10.0%, Due 10/2012)(D)	2,575	2,575	1,931
		Senior Term Debt (12.5%, Due 4/2013)(D)(E)	8,891	8,891	6,669
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				15,769	9,950
Noble Logistics, Inc.	Cargo Transport	Line of Credit, $0 available (10.5%, Due 1/2013)(D)	500	500	315
		Senior Term Debt (11.0%, Due 1/2013)(D)	7,227	7,227	4,553
		Senior Term Debt (10.5%, Due 1/2013)(D)	3,650	3,650	2,300
		Senior Term Debt (10.5%, Due 1/2013)(D)(E)	3,650	3,650	2,299
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	3,550
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,459	13,017
Quench Holdings Corp.	Home and Office Furnishings, Housewares and Durable Consumer Products	Preferred Stock (388 shares)(C)(F)		2,950	2,623
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	2,623

Total Affiliate Investments (represents 26.1% of total investments at fair value)				$70,015	$58,831

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Buildings and Real Estate	Senior Term Debt (12.3%, Due 5/2014)(D)	6,477	6,477	6,356
		Senior Term Debt (12.3%, Due 5/2014)(D)	2,860	2,860	2,806
		Common Stock Warrants (55 shares)(C)(F)		300	115

				9,637	9,277

Total Non-Control/Non-Affiliate Investments (represents 4.1% of total investments at fair value)				$9,637	$9,277

TOTAL INVESTMENTS				$266,395	$225,652

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect at March 31, 2012, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2012.
(E)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
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

DECEMBER 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are a closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio consisting of approximately 80% debt investment and 20% equity investment, at cost.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006, for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X under the Securities Act, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2012, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2012.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the presentation for the three and nine months ended December 31, 2012, with no effect to net increase in net assets resulting from operations.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (the “Board of Directors”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

The Adviser uses generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time, the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When the Adviser obtains these specific third-party appraisals, the Adviser uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

The Policy, summarized below, applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly traded securities: The Adviser determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of December 31 and March 31, 2012, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Adviser values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, the Adviser assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if the Adviser concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, the Adviser bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Adviser uses the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent it has ready access to such qualified information.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, the Adviser develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Adviser believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. At December 31 and March 31 2012, we had no syndicated investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) portfolio investments comprised of non-publicly traded, non-control equity securities of other funds.

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Adviser may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer together. Applying the liquidity waterfall approach to all of the investments of an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Adviser generally references industry statistics and may use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once the Adviser has estimated the TEV of the issuer, it will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, our own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund. At December 31 and March 31, 2012, we had no non-control equity securities of other funds.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. In general, fair value is the amount that the Adviser might reasonably expect us to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At December 31, 2012, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Tread Corporation (“Tread”), were on non-accrual. These non-accrual loans had an aggregate cost basis of $23.7 million, or 10.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. During the three months ended December 31, 2012, we placed Tread on non-accrual and took Country Club Enterprises, LLC (“CCE”) off non-accrual. At March 31, 2012, ASH and CCE were on non-accrual with an aggregate debt cost basis of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision at December 31, 2012, and no PIK income was recorded during the three and nine months ended December 31, 2012. During the three and nine months ended December 31, 2011, we recorded PIK income of $0 and $7, respectively. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan with a PIK provision was paid off, at par, during the quarter ended September 30, 2011.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $0 and $0.8 million of success fees during the three and nine months ended December 31, 2012, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert II Holding Corp. (“Cavert”). During the three and nine months ended December, 31, 2011, we recorded success fees of $0 and $0.4 million, respectively, representing prepayments received from Mathey and Cavert. As of December 31, 2012, we have an off-balance sheet success fee receivable of approximately $12.3 million.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. We recorded $0.7 and $0.8 million in dividend income during the three and nine months ended December 31, 2012, on accrued preferred shares of Acme Cryogenics, Inc. (“Acme”) and Drew Foam Companies, Inc. (“Drew Foam”). We recorded $0 and $0.7 million in dividend income during the three and nine months ended December 31, 2011, on accrued preferred shares in connection with the recapitalization of Cavert.

Both success fees and dividends are recorded in Other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on our financial position or results of operations.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 — inputs to the valuation methodology are unobservable and reflect assumptions that market participants would use when pricing the asset or liability. Level 3 inputs can include the Adviser’s own assumptions based upon the best available information.

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and nine months ended December 31, 2012 and 2011, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of December 31 and March 31, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	December 31, 2012			March 31, 2012
	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
Control Investments
Senior debt	$—	$74,975	$74,975	$—	$47,880	$47,880
Senior subordinated debt	—	67,313	67,313	—	60,149	60,149
Preferred equity	—	64,856	64,856	—	36,269	36,269
Common equity/equivalents	—	19,143	19,143	—	13,246	13,246

Total Control investments	—	226,287	226,287	—	157,544	157,544
Affiliate Investments
Senior debt	—	24,827	24,827	—	37,844	37,844
Senior subordinated debt	—	9,595	9,595	—	10,512	10,512
Preferred equity	—	4,564	4,564	—	10,400	10,400
Common equity/equivalents	—	—	—	—	75	75

Total Affiliate investments	—	38,986	38,986	—	58,831	58,831
Non-Control/Non-Affiliate Investments
Senior debt	—	7,987	7,987	—	9,162	9,162
Common equity/equivalents	—	—	—	—	115	115

Total Non-Control/Non-Affiliate Investments	—	7,987	7, 987	—	9,277	9,277

Total Investments at fair value	$—	$273,260	$273,260	$—	$225,652	$225,652
Cash Equivalents	50,000	—	50,000	85,000	—	85,000

Total Investments and Cash Equivalents	$50,000	$273,260	$323,260	$85,000	$225,652	$310,652

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
Valuation Technique/Methodology	Fair Value as of December 31, 2012		Unobservable Input	Range	Weighted Average
TEV	$212,879	(A)	EBITDA multiples(C)	4.0x – 8.3x	5.9x
			EBITDA(C)	($2,674) – $6,965	$3,733
SPSE(B)	60,381		EBITDA(C)	($11) – $5,654	$2,497
			Risk Ratings(D)	2.8 – 6.9	5.0

Total Fair Value for Level 3 Investments	$273,260

(A)

Includes one new portfolio company investment which was valued at cost, as it was determined that the price paid during the three months ended December 31, 2012, best represents fair value as of December 31, 2012.

(B)

SPSE makes an independent assessment of the data our Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (D) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is proprietary in nature.

(C)

Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimation of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiples impact the TEV fair value determination and the value of the issuer’s debt, equity, or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach.

(D)

As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses a proprietary risk rating system for all other debt securities. The Adviser’s risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

A portfolio company’s EBITDA and EBITDA multiples are the significant unobservable inputs generally included in the Adviser’s internally assessed TEV models used to value our proprietary debt and equity investments. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our valuation policy, the Adviser generally uses an indexed EBITDA multiple. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three month periods ended December 31, 2012 and 2011 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements of Investments Using Significant Unobservable Inputs (Level 3)

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2012:
Fair value as of September 30, 2012	$97,257	$93,740	$64,300	$11,389	$266,686
Total (losses) gains:
Net realized gains(A)(D)	—	—	—	96	96
Net unrealized (depreciation) appreciation(B)	(3,471)	(9,631)	5,514	7,634	46
New investments, repayments and settlements(C):
Issuances / Originations	14,650	1,500	1,373	153	17,676
Settlements / Repayments	(647)	(8,701)	—	—	(9,348)
Sales(D)	—	—	(1,767)	(129)	(1,896)

Fair value as of December 31, 2012	$107,789	$76,908	$69,420	$19,143	$273,260

Nine months ended December 31, 2012:
Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652
Total (losses) gains:
Net realized gains(A)(D)	—	—	—	848	848
Net unrealized (depreciation) appreciation(B)	(11,547)	(6,601)	3,630	4,963	(9,555)
New investments, repayments and settlements(C):
Issuances / Originations	33,120	28,315	18,926	278	80,639
Settlements / Repayments	(8,670)	(12,467)	—	—	(21,137)
Sales(D)	—	—	(2,305)	(882)	(3,187)
Transfers(E)	—	(3,000)	2,500	500	—

Fair value as of December 31, 2012	$107,789	$76,908	$69,420	$19,143	$273,260

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2011:
Fair value as of September 30, 2011	$85,075	$80,085	$47,452	$5,444	$218,056
Total (losses) gains:
Net realized losses(A)(D)	—	—	—	(105)	(105)
Net unrealized (depreciation) appreciation(B)	(1,521)	2,477	(5,606)	6,328	1,678
Reversal of previously-recorded depreciation upon realization(B)	30	—	—	61	91
New investments, repayments and settlements(C):
Issuances / Originations	17,350	—	1,599	—	18,949
Settlements / Repayments	(3,393)	(8,000)	—	—	(11,393)
Sales(D)	—	—	—	(505)	(505)
Transfers(F)	—	(4,000)	4,000	—	—

Fair value as of December 31, 2011	$97,541	$70,562	$47,445	$11,223	$226,771

Nine months ended December 31, 2011:
Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285
Total (losses) gains:
Net realized (losses) gains(A)(D)	(1)	5	—	5,087	5,091
Net unrealized appreciation (depreciation) (B)	(734)	(1,705)	4,868	10,645	13,074
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	126	(14)	(686)	(5,447)	(6,021)
New investments, repayments and settlements(C):
Issuances / Originations	47,561	22,385	16,131	250	86,327
Settlements / Repayments	(8,038)	(8,915)	—	—	(16,953)
Sales(D)	—	—	(2,266)	(5,766)	(8,032)
Transfers(F)	—	(4,000)	4,000	—	—

Fair value as of December 31, 2011	$97,541	$70,562	$47,445	$11,223	$226,771

(A)	Included in Net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the periods ended December 31, 2012 and 2011.
(B)	Included in Net unrealized appreciation (depreciation) on our accompanying Condensed Consolidated Statements of Operations for the periods ended December 31, 2012 and 2011.
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
(E)

Transfers represent $3.0 million of senior subordinated term debt of Tread, at cost as of June 30, 2012, that was converted into preferred and common equity during the quarter ended September 30, 2012.

(F)	Transfers represent $4.0 million of senior subordinated term debt of CCE, at cost as of September 30, 2011, that was converted to preferred equity during the quarter ended December 31, 2011.

Investment Activity

During the nine months ended December 31, 2012, the following significant transactions occurred:

•

In May 2012, we invested $9.5 million in a new Affiliate investment, Packerland Whey Products, Inc. (“Packerland”), through a combination of debt and equity. Packerland, headquartered in Luxemburg, Wisconsin, is a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle. In December 2012, our $7.0 million debt investment was paid off at par.

•

In July 2012, we invested $21.3 million in a new Control investment, Drew Foam, through a combination of debt and equity. Drew Foam, headquartered in Monticello, Arkansas, is an expanded polystyrene foam molder and fabricator for a variety of applications in construction and packaging. In September 2012, $4.0 million of the debt and the line of credit was refinanced with a third-party. In December 2012, $1.8 million of our equity investment was sold to a third-party at cost.

•

In July 2012, we invested $22.5 million in a new Control investment, Ginsey Holdings, Inc. (“Ginsey”), through a combination of debt and equity. Ginsey, headquartered in Bellmawr, New Jersey, designs and markets a broad line of branded juvenile and adult bath products. In August 2012, we participated out $5.0 million of the debt to a third-party.

•	In August 2012, we restructured our investment in Tread, converting $3.0 million of senior subordinated debt into preferred and common shares of Tread in a non-cash transaction.

•

In November 2012, we invested $16.5 million in a new Control investment, Frontier Packaging, Inc. (“Frontier”), through a combination of debt and equity. Frontier, headquartered in Seattle, Washington, is a supplier of a range of time sensitive packaging materials to the Alaskan seafood market, adding value through its expertise in product consolidation and logistics.

Investment Concentrations

As of December 31, 2012, our investment portfolio consisted of investments in 21 portfolio companies located in 15 states across 13 different industries with an aggregate fair value of $273.3 million, of which SOG Specialty K&T, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $82.2 million, or 30.1%, of our total investment portfolio at fair value. The following table outlines our investments by security type at December 31 and March 31, 2012:

	December 31, 2012				March 31, 2012
	Cost		Fair Value		Cost		Fair Value
Senior debt	$134,924	41.7%	$107,789	39.5%	$110,475	41.5%	$94,886	42.0%
Senior subordinated debt	93,310	28.8	76,908	28.1	80,461	30.2	70,661	31.3

Total debt	228,234	70.5	184,697	67.6	190,936	71.7	165,547	73.3
Preferred equity	89,905	27.8	69,420	25.4	71,084	26.6	46,669	20.7
Common equity/equivalents	5,419	1.7	19,143	7.0	4,375	1.7	13,436	6.0

Total equity/equivalents	95,324	29.5	88,563	32.4	75,459	28.3	60,105	26.7

Total investments	$323,558	100.0%	$273,260	100.0%	$266,395	100.0%	$225,652	100.0%

Investments at fair value consisted of the following industry classifications at December 31 and March 31, 2012:

	December 31, 2012		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$60,161	22.0%	$46,793	20.7%
Machinery	35,068	12.8	30,770	13.6
Diversified/Conglomerate Manufacturing	33,366	12.2	29,017	12.9
Leisure, Amusement, Motion Pictures, Entertainment	30,365	11.1	30,096	13.3
Containers, Packaging, and Glass	27,370	10.0	24,332	10.8
Home and Office Furnishings, Housewares, and Durable Consumer Products	24,190	8.9	2,623	1.2
Electronics	23,976	8.8	23,330	10.3
Aerospace and Defense	13,945	5.1	6,713	3.0
Automobile	8,662	3.2	—	—
Buildings and Real Estate	7,986	2.9	9,277	4.1
Cargo Transport	7,664	2.8	13,017	5.8
Beverage, Food, and Tobacco	507	0.2	—	—
Oil and Gas	—	—	9,684	4.3

Total Investments	$273,260	100.0%	$225,652	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of December 31 and March 31, 2012:

	December 31, 2012		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$114,731	42.0%	$128,902	57.1%
West	83,337	30.5	59,112	26.2
Northeast	60,740	22.2	30,924	13.7
Midwest	14,452	5.3	6,714	3.0

Total Investments	$273,260	100.0%	$225,652	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2012:

		Amount
For the remaining three months ending March 31:	2013	$29,479
For the fiscal year ending March 31:	2014	36,380
	2015	34,809
	2016	27,925
	2017	63,435
	Thereafter	36,462

	Total contractual repayments	$228,490
	Investments in equity securities	95,324
	Adjustments to cost basis on debt securities	(256)

	Total cost basis of investments held at December 31, 2012:	$323,558

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31 and March 31, 2012, we had gross receivables from portfolio companies of $0.5 million and $0.3 million, respectively. The allowance for uncollectible receivables was $0 at both December 31 and March 31, 2012.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). The Adviser is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 10, 2012, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2013.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Average total assets subject to base management fee	$288,000	$228,000	$262,600	$214,133
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%	1.5%	1.5%

Base management fee(A)	1,440	1,140	3,939	3,212
Reduction for loan servicing fees	(972)	(811)	(2,789)	(2,204)

Adjusted base management fee	$468	$329	$1,150	$1,008
Credit for fees received by Adviser from the portfolio companies	(268)	(291)	(968)	(1,017)

Net base management fee	$200	$38	$182	$(9)

Incentive fee(A)	589	—	1,130	19
Credit from waiver issued by Adviser’s board of directors(B)	(221)	(54)	(221)	(54)

Net Incentive fee	$368	$(54)	$909	$(35)

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	(268)	(291)	(968)	(1,017)
Credit from waiver issued by Adviser’s board of directors(B)	(221)	(54)	(221)	(54)

Credit to fees from Adviser(A)	(489)	(345)	(1,189)	(1,071)

(A)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.
(B)

The credit to the incentive fee for the three months ended December 31, 2011, is due to a payment of the incentive fee during the three months ended June 30, 2010, in relation to the dividend income recognized based on a best-efforts valuation of Neville Limited (“Neville”), the property received in connection with the A. Stucki Holding Corp. (“A. Stucki”) sale in June 2010. This property was sold during November 2011, resulting in an exit at a lower amount than the dividend recognized during the three months ended June 30, 2010. The Adviser determined to retroactively apply the exit value to the incentive fee calculation for the three months ended June 30, 2010, resulting in an additional credit of $54, which was recorded during the three months ended December 31, 2011.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100% cover distributions to common stockholders for the three months ended December 31, 2012.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through December 31, 2012, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through December 31, 2012.

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor the Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 10, 2012, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2012	March 31, 2012
Base management fee due to Adviser	$431	$513
Incentive fee due to (from) Adviser	368	(54)
Other due to Adviser	275	37

Total fees due to Adviser	$1,074	$496

Fee due to Administrator	$191	$218

Total related party fees due	$1,265	$714

NOTE 5. BORROWINGS

Line of Credit

On April 14, 2009, through our wholly-owned subsidiary, Business Investment, we entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. also joined our Credit Facility as a committed lender.

On April 13, 2010, we entered into a third amended and restated credit agreement, which extended the maturity date of our Credit Facility to April 13, 2012. Advances under our Credit Facility generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”) (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding are above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding are below 50.0% of the commitment.

On October 26, 2011, we entered into a fourth amended and restated credit agreement to increase the commitment amount under our Credit Facility to $60.0 million, reduce the interest rate and extend the maturity date. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $175.0 million through the addition of other committed lenders to the facility. Advances under our Credit Facility will generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts.

On October 5, 2012, we entered into Amendment No. 1 (the “Amendment”) to our the fourth amended and restated credit agreement, which extended the maturity date of our Credit Facility by one year. As a result of the Amendment, our Credit Facility is now scheduled to mature on October 25, 2015 (the “Extended Maturity Date”) and, if not renewed or extended by the Extended Maturity Date, all principal and interest will be due and payable on or before October 25, 2016 (one year after the Extended Maturity Date). There remains a one-year extension option to be agreed upon by all parties, which may be exercised on or before October 26, 2013. All other terms of our Credit Facility remained the same.

The following tables summarize noteworthy information related to our Credit Facility:

	December 31, 2012	March 31, 2012
Commitment amount	$60,000	$60,000
Borrowings outstanding at cost	24,500	—
Availability	32,250	58,399

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Weighted average borrowings outstanding	$11,924	$7,591	$17,305	$4,852
Effective interest rate(A)	6.1%	9.2%	5.3%	14.4%
Commitment (unused) fees incurred	$61	$77	$163	$314

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T is the trustee of the account and remits the collected funds to us monthly.

Generally, our Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve-month periods ending March 31, 2013, 2014, 2015 and 2016. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2012, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $269.1 million, an asset coverage of 292% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base, and, as of December 31, 2012, Business Investment had 16 obligors. As of December 31, 2012, we were in compliance with all of our Credit Facility covenants.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $50.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 27, 2012. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in cash and cash equivalents on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of December 31, 2012. The T-Bills were purchased on margin using $5.5 million in cash and the proceeds from a $44.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.44%. On January 3, 2013, when the T-Bills matured, we repaid the $44.5 million loan from Jefferies and we received back the $5.5 million margin payment sent to Jefferies to complete the transaction.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey. We evaluated whether the transaction should be accounted for as a sale or a financing-type transaction under the applicable guidance of ASC 860. Based on the terms of the participation agreement, we are required to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assists and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5.0 million secured borrowing liability. The secured borrowing has a stated interest rate of 7% and a maturity date of January 3, 2018.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. Additionally, due to the eight-day duration of the short-term loan, cost was deemed to approximate fair value. At each of December 31 and March 31, 2012, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan and Credit Facility carried at fair value as of December 31 and March 31, 2012, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and nine months ended December 31, 2012 and 2011:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	December 31, 2012	March 31, 2012
Short-Term Loan	$44,512	$76,005
Credit Facility	25,104	—

Total	$69,616	$76,005

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)
	Short-Term Loan	Credit Facility	Total
Three months ended December 31, 2012:
Fair value at September 30, 2012	$71,525	$57,209	$128,734
Borrowings	44,512	24,000	68,512
Repayments	(71,525)	(55,500)	(127,025)
Net unrealized depreciation(A)	—	(605)	(605)

Fair value at December 31, 2012	$44,512	$25,104	$69,616

Nine months ended December 31, 2012:
Fair value at March 31, 2012	$76,005	$—	$76,005
Borrowings	192,047	115,000	307,047
Repayments	(223,540)	(90,500)	(314,040)
Net unrealized appreciation(A)	—	604	604

Fair value at December 31, 2012	$44,512	$25,104	$69,616

	Short-Term Loan	Credit Facility	Total
Three months ended December 31, 2011:
Fair value at September 30, 2011	$62,501	$21,405	$83,906
Borrowings	76,001	31,200	107,201
Repayments	(62,501)	(22,900)	(85,401)
Net unrealized depreciation(A)	—	(405)	(405)

Fair value at December 31, 2011	$76,001	$29,300	$105,301

Nine months ended December 31, 2011:
Fair value at March 31, 2011	$40,000	$—	$40,000
Borrowings	178,502	52,700	231,202
Repayments	(142,501)	(23,400)	(165,901)

Fair value at December 31, 2011	$76,001	$29,300	$105,301

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statement of Operations for periods ended December 31, 2012.

The fair value of the collateral under our Credit Facility was approximately $261.6 million and $228.3 million at December 31 and March 31, 2012, respectively. The fair value of the collateral under the short-term loan was approximately $50.0 million and $85.0 million at December 31 and March 31, 2012, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

We have entered into multiple interest rate cap agreements with BB&T that effectively limit the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreements provide that the interest rate on a portion of our borrowings is capped at a certain interest rate when 30-day LIBOR is in excess of that certain interest rate. The fair value of the interest rate cap agreements is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations. Generally, we will estimate the fair value of our interest rate caps using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both December 31 and March 31, 2012, our interest rate cap agreement(s) were valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement:

Interest Rate Cap(A)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	December 31, 2012			March 31, 2012
					Cost		Fair Value	Cost	Fair Value
April 2010	$45,000	6.0%	May 2011	May 2012	$—	(B)	$—	$41	$—
December 2011	50,000	6.0	May 2012	October 2013	29		1	29	2

(A)	Indicates date we entered into the interest rate cap agreement with BB&T.
(B)	In May 2012, upon expiration of the April 2010 cap, we recognized a realized loss of $41.

The use of a cap agreement involves risks that are different from those associated with ordinary portfolio securities transactions. Cap agreements may be considered to be illiquid. Although we will not enter into any such agreements unless we believe that the other party to the transaction is creditworthy, we bear the risk of loss of the amount expected to be received under such agreements in the event of default or bankruptcy of the agreement counterparty.

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

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the nine months ended December 31, 2012:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	April 1 – 30	April 11, 2012	April 20, 2012	April 30, 2012	$0.1484375
	May 1 – 31	April 11, 2012	May 18, 2012	May 31, 2012	0.1484375
	June 1 – 30	April 11, 2012	June 20, 2012	June 29, 2012	0.1484375
	July 1 – 31	July 10, 2012	July 20, 2012	July 31, 2012	0.1484375
	August 1 – 31	July 10, 2012	August 22, 2012	August 31, 2012	0.1484375
	September 1 – 30	July 10, 2012	September 19, 2012	September 28, 2012	0.1484375
	October 1 – 31	October 10, 2012	October 22, 2012	October 31, 2012	0.1484375
	November 1 – 30	October 10, 2012	November 19, 2012	November 30, 2012	0.1484375
	December 1 – 31	October 10, 2012	December 19, 2012	December 31, 2012	0.1484375

Nine months ended December 31, 2012:					$1.3359375

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date. The fair value of the Term Preferred Stock based on the last reported closing price as of December 31 and March 31, 2012, was approximately $41.3 million and $40.0 million, respectively.

Aggregate Term Preferred Stock distributions declared and paid for the three and nine months ended December 31, 2012, were approximately $0.7 million and $2.1 million, respectively. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

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

On October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current net asset value (“NAV”) per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

NOTE 9. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$4,699	$5,495	$1,330	$22,377
Denominator for basic and diluted weighted average common shares	26,147,157	22,080,133	23,440,737	22,080,133

Basic and diluted net increase in net assets resulting from operations per average common share	$0.18	$0.25	$0.06	$1.01

NOTE 10. DISTRIBUTIONS TO COMMON STOCKHOLDERS

We are required to pay out as distributions 90% of our ordinary income and short-term capital gains for each taxable year in order to be taxed as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on our estimated taxable income by management. Based on that estimate, three monthly distributions are declared each quarter. For calendar years ended December 31, 2012, 2011 and 2010, 100% of our common distributions during these periods were deemed to be paid from ordinary income for 1099 shareholder reporting purposes.

Our Board of Directors declared the following monthly distributions to common stockholders for the nine months ended December 31, 2012 and 2011:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	April 11, 2012	April 20, 2012	April 30, 2012	$0.050
	April 11, 2012	May 18, 2012	May 31, 2012	0.050
	April 11, 2012	June 20, 2012	June 29, 2012	0.050
	July 10, 2012	July 20, 2012	July 31, 2012	0.050
	July 10, 2012	August 22, 2012	August 31, 2012	0.050
	July 10, 2012	September 19, 2012	September 28, 2012	0.050
	October 10, 2012	October 22, 2012	October 31, 2012	0.050
	October 10, 2012	November 19, 2012	November 30, 2012	0.050
	October 10, 2012	December 19, 2012	December 31, 2012	0.050

Nine months ended December 31, 2012:				$0.450

2012	April 12, 2011	April 22, 2011	April 29, 2011	$0.045
	April 12, 2011	May 20, 2011	May 31, 2011	0.045
	April 12, 2011	June 20, 2011	June 30, 2011	0.045
	July 12, 2012	July 22, 2012	July 29, 2012	0.050
	July 12, 2012	August 19, 2012	August 31, 2012	0.050
	July 12, 2012	September 22, 2012	December 31, 2012	0.050
	October 11, 2011	October 21, 2011	October 31, 2011	0.050
	October 11, 2011	November 17, 2011	November 30, 2011	0.050
	October 11, 2011	December 21, 2011	December 30, 2011	0.050

Nine months ended December 31, 2011:				$0.435

Aggregate common distributions declared quarterly and paid for the nine months ended December 31, 2012 and 2011 were approximately $10.6 million and $9.6 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. The tax characterization of the common distributions declared and paid for the fiscal year ended March 31, 2013, will be determined at fiscal year end and cannot be determined at this time. For the fiscal year ended March 31, 2012, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.7 million of the first common distribution paid in fiscal year 2013 as having been paid in the prior year.

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of December 31, 2012, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of December 31, 2012, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

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

•

In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and CCE. The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2011 and again in February 2012 and expires in February 2013, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.3 million from CCE.

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

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of December 31 and March 31, 2012:

	December 31, 2012	March 31, 2012
Unused line of credit commitments	$3,853	$1,671
Guarantees	3,549	4,748

Total	$7,402	$6,419

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $0 million and $0.3 million as of December 31 and March 31, 2012, respectively, and is included in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

NOTE 12. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Per Common Share Data
Net asset value at beginning of period(A)	$8.93	$9.48	$9.38	$9.00
Net investment income(B)	0.15	0.16	0.45	0.46
Realized gain (loss) on sale of investments and other(B)	0.01	(0.01)	0.04	0.23
Net unrealized appreciation (depreciation) of investments and other(B)	0.02	0.10	(0.43)	0.32

Total from investment operations(B)	0.18	0.25	0.06	1.01
Cash distributions from net investment income(B)(C)	(0.15)	(0.15)	(0.45)	(0.43)
Net dilutive effect of issuance of common stock, net of expenses, below NAV	(0.31)	—	(0.34)	—

NAV at end of period(A)	$8.65	$9.58	$8.65	$9.58

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Market value at beginning of period	$7.84	$6.76	$7.57	$7.79
Market value at end of period	6.96	7.27	6.96	7.27
Total return(D)	(9.34)%	9.73%	(2.27)%	(0.91)%
Shares outstanding at end of period	26,475,958	22,080,133	26,475,958	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$229,070	$211,601	$229,070	$211,601
Average net assets(E)	227,740	208,883	210,927	203,103

Senior Securities Data(F):
Total borrowings, at cost	$74,012	$105,301	$74,012	$105,301
Mandatorily redeemable preferred stock	40,000	—	40,000	—
Asset coverage ratio(G)	292%	288%	292%	288%
Average coverage per unit(H)	$2,922	$2,879	$2,922	$2,879

Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)(J)	6.54%	3.97%	6.71%	4.13%
Ratio of net expenses to average net assets(I)(K)	5.68	3.31	5.96	3.42
Ratio of net investment income to average net assets(I)	6.94	6.59	6.73	6.73

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
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

(E)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(F)	The 1940 Act currently permits BDCs to issue senior securities representing indebtedness and senior securities that are stock, to which we refer as “senior securities.”
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

NOTE 13. SUBSEQUENT EVENTS

Short-Term Loan

On December 27, 2012, we purchased $50.0 million of T-Bills through Jefferies. The T-Bills were purchased on margin using $5.5 million in cash and the proceeds from a $44.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.44%. On January 3, 2013, when the T-Bills matured, we repaid the $44.5 million loan from Jefferies and received the $5.5 million margin payment sent to Jefferies to complete the transaction.

Distributions

On January 8, 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
January 18, 2013	January 31, 2013	$0.05	$0.1484375
February 15, 2013	February 28, 2013	0.05	0.1484375
March 15, 2013	March 28, 2013	0.05	0.1484375

	Total for the Quarter:	$0.15	$0.4453125

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans, senior term loans: senior subordinated loans and junior subordinated debt. Equity investments take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio consisting of approximately 80% debt investment and 20% equity investment, at cost.

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

Capital Raising Efforts

Despite the challenges in these uncertain economic times, over the past year, we have been able to complete an extension under our line of credit (our “Credit Facility”), a preferred stock public offering and a common stock public offering. In October 2012, we extended the maturity date on our Credit Facility an additional year to 2015. In March 2012, we issued 1.6 million shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) for gross proceeds of $40.0 million. During the three months ended December 31, 2012, we issued 4.4 million shares of common stock for gross proceeds of $33.0 million. We discuss each of the foregoing in detail below under “Recent Developments.”

Despite our public offering of common stock during the three months ended December 31, 2012, market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On January 25, 2013, the closing market price of our common stock was $7.34, which represented a 14.1% discount to our December 31, 2012, net asset value (“NAV”) per share of $8.65. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the Investment Company Act of 1940 (the “1940 Act”), which generally prohibits the issuance and sale of our common stock at an issuance price below NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.

At our annual meeting of stockholders held on August 9, 2012, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect for one year from the date of stockholder approval. With our Board of Directors’ approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, will allow us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and allow us to increase our debt capital while still complying with our applicable debt to equity ratios. At our next annual meeting of stockholders, scheduled to take place in August 2013, we expect to ask our stockholders to vote in favor of this proposal again so that it may be in effect for another year.

New Investments

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. These opportunities and the aforementioned capital raising efforts have allowed us to invest approximately $183.7 million into 10 new proprietary debt and equity deals since October 2010. During the three months ended December 31, 2012, we invested $16.5 million in Frontier Packaging, Inc. (“Frontier”).

Each of these new investments, as well as the majority of our debt securities in our portfolio has a success fee component, which enhances the yield on our debt investment. Unlike paid in kind (“PIK”) income, we do not recognize the fee into income until it is received in cash. As a result, as of December 31, 2012, we have an off-balance sheet success fee receivable of $12.3 million, or approximately $0.47 per common share. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Regulatory Compliance

Due to the limited number of investments in our portfolio, our current asset composition has affected our ability to satisfy certain elements of the Code’s rules for maintenance of our RIC status. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the quarter ended December 31, 2012, we again fell below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. At December 31, 2012, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the December 31, 2012, measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we are once again below the 50% threshold.

Thus, while we currently qualify as a RIC despite our recent inability to continuously meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status could be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure to meet the 50% threshold to avoid the loss of our RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold on a consistent basis.

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

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “senior securities.” As of December 31, 2012, our asset coverage ratio was 292%. The ratio is impacted, in part, by our need to obtain a short-term loan at quarter end to satisfy the 50% threshold for our RIC status. Between the quarter end measurement dates, when we do not have a short-term loan outstanding, our leverage and asset coverage ratio improve. However, until the composition of our assets is above the required 50% threshold on a consistent basis, we will have to continue to obtain short-term loans on a quarterly basis. This strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act. Our common stock offering during the three months ended December 31, 2012, was completed, in part, to provide us additional equity capital to help ensure continued compliance with the 200% asset coverage ratio.

Investment Highlights

During the nine months ended December 31, 2012, we disbursed $68.0 million in new debt and equity investments and extended $12.6 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through December 31, 2012, we have made 192 investments in 98 companies for a total of approximately $797.1 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the nine months ended December 31, 2012, the following significant transaction occurred:

•

In May 2012, we invested $9.5 million in a new Affiliate investment, Packerland Whey Products, Inc. (“Packerland”), through a combination of debt and equity. Packerland is a processor of raw fluid whey, specializing in the production of protein supplements for dairy and beef cattle. In December 2012, our $7.0 million debt investment was paid off at par.

•

In July 2012, we invested $21.3 million in a new Control investment, Drew Foam Companies, Inc. (“Drew Foam”), through a combination of debt and equity. Drew Foam is an expanded polystyrene foam molder and fabricator for a variety of applications in construction and packaging. In September 2012, $4.0 million of the debt and the line of credit was refinanced with a third-party. In December 2012, $1.8 million of our equity investment was sold to a third-party at cost.

•

In July 2012, we invested $22.5 million in a new Control investment, Ginsey Holdings, Inc. (“Ginsey”), through a combination of debt and equity. Ginsey designs and markets a broad line of branded juvenile and adult bath products. In August 2012, we participated out $5.0 million of the debt to a third-party.

•	In August 2012, we restructured our investment in Tread Corp. (“Tread”), converting $3.0 million of senior subordinated debt into preferred and common shares of Tread in a non-cash transaction.

•

In November 2012, we invested $16.5 million in a new Control investment, Frontier, through a combination of debt and equity. Frontier is a supplier of a range of time sensitive packaging materials to the Alaskan seafood market, adding value through its expertise in product consolidation and logistics.

Recent Developments

Common Stock Offering

On October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

Short-Term Loan

For each quarter end since December 31, 2009 (the “measurement dates”), we satisfied the 50% threshold to maintain our status as a RIC, in part, through the purchase of short-term qualified securities, which were funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold.

For the December 31, 2012 measurement date, we purchased $50.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 27, 2012. The T-Bills were purchased on margin using $5.5 million in cash and the proceeds from a $44.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.44%. On January 3, 2013, when the T-Bills matured, we repaid the $44.5 million loan from Jefferies and received the $5.5 million margin payment sent to Jefferies to complete the transaction.

Credit Facility Extension

On October 5, 2012, we, through Business Investment, entered into an amendment (the “Amendment”) to our revolving line of credit (our “Credit Facility”), which extended the maturity date on our Credit Facility one year. As a result of the Amendment, our Credit Facility is now scheduled to mature on October 25, 2015 (the “Extended Maturity Date”) and, if not renewed or extended by the Extended Maturity Date, all principal and interest will be due and payable on or before October 25, 2016 (one year after the Extended Maturity Date). There remains a one-year extension option to be agreed upon by all parties, which may be exercised on or before October 26, 2013. All other terms of our Credit Facility remained the same.

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

Co-Investment Order

In an order dated July 26, 2012, the U.S. Securities and Exchange Commission (the “SEC”) granted us the relief sought in the exemptive application we had previously filed with the SEC that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Capital Corporation and any future business development company or closed-end management investment company that is advised by our investment adviser, Gladstone Management Corporation, (our “Adviser”) (or sub-advised by our Adviser if it controls the fund) or any combination of the foregoing.

Modification to Investment Objectives and Strategies

On September 21, 2012, our Board of Directors approved limited revisions to our investment objectives and strategies, which went into effect on January 1, 2013. All of our current portfolio investments fit within the scope of our revised objectives and strategies, and no changes will need to be made to the current portfolio as a result of the revision.

Departure of Executive Officer and Director

On November 27, 2012, George Stelljes III informed the Company that he intended to resign as chief investment officer and co-vice chairman of the Board of Directors of the Company, although no effective date for his resignation has been determined. He will continue to perform his duties for the Company until his resignation is effective.

RESULTS OF OPERATIONS

Comparison of the Three months ended December 31, 2012, to the Three months ended December 31, 2011

	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$6,482	$5,085	$1,397	27.5%
Other income	702	84	618	735.7

Total investment income	7,184	5,169	2,015	39.0

EXPENSES
Base management fee	1,440	1,140	300	26.3
Incentive fee	589	—	589	NM
Administration fee	191	182	9	4.9
Interest and dividend expense	1,001	185	816	441.1
Amortization of deferred financing costs	194	106	88	83.0
Other	306	459	(153)	(33.3)

Expenses before credits from Adviser	3,721	2,072	1,649	79.6
Credits to fees	(489)	(345)	(144)	41.7

Total expenses net of credits to fees	3,232	1,727	1,505	87.1

NET INVESTMENT INCOME	3,952	3,442	510	14.8

REALIZED AND UNREALIZED GAIN (LOSS):
Net realized gain (loss) on investments	96	(105)	201	NM
Net unrealized appreciation of investments	46	1,769	(1,723)	(97.4)
Net unrealized appreciation of other	605	389	216	55.5

Net realized and unrealized gain on investments and other	747	2,053	(1,306)	(63.6)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,699	$5,495	$(796)	(14.5)

NM	= Not Meaningful

Investment Income

Total investment income increased by 39.0% for the three months ended December 31, 2012, as compared to the prior year period. This increase was primarily due to an overall increase in interest income in the three months ended December 31, 2012, as a result of an increase in the size of our loan portfolio during the three months ended December 31, 2012, as well as an increase in other income, which primarily consisted of dividends received from Acme Cryogenics, Inc. (“Acme”).

Interest income from our investments in debt securities increased 27.5% for the three months ended December 31, 2012, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2012, was approximately $202.7 million, compared to approximately $161.4 million for the prior year period. This increase was primarily due to originating investments in Ginsey, Packerland, Drew Foam and Frontier partially offset by the restructuring of Tread. At December 31, 2012, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Tread, were on non-accrual, with an aggregate weighted average principal balance of $23.1 million during the three months ended December 31, 2012. At December 31, 2011, two loans, ASH and Country Club Enterprises (“CCE”), were on non-accrual, with an aggregate weighted average principal balance of $14.8 million. CCE went onto accrual and Tread went onto non-accrual during the three months ended December 31, 2012. The weighted average yield on our interest-bearing investments for the three months ended December 31, 2012, excluding cash and cash equivalents and receipts recorded as other income, was 12.7%, compared to 12.5% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income from our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2012		Three months ended December 31, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$30,365	11.1%	$670	9.3%
Acme Cryogenics, Inc.	27,887	10.2	1,104	15.4
Venyu Solutions, Inc.	23,976	8.8	631	8.8
Ginsey Holdings, Inc.	23,235	8.5	450	6.3
SBS, Industries, LLC	18,528	6.8	406	5.6

Subtotal—five largest investments	123,991	45.4	3,261	45.4
Other portfolio companies	149,269	54.6	3,923	54.6

Total investment portfolio	$273,260	100.0%	$7,184	100.0%

	As of December 31, 2011		Three Months Ended December 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$28,543	12.6%	$670	13.0%
Acme Cryogenics, Inc.	26,662	11.7	426	8.2
Venyu Solutions, Inc.	24,654	10.9	631	12.2
Channel Technologies Group, LLC(A)	18,549	8.2	15	0.3
Mitchell Rubber Products, Inc.	17,700	7.8	450	8.7

Subtotal—five largest investments	116,108	51.2	2,192	42.4
Other portfolio companies	110,663	48.8	2,977	57.6

Total investment portfolio	$226,771	100.0%	$5,169	100.0%

(A)	New investment during the applicable period.

Other income increased 735.7% from the prior year period, primarily due to $0.7 million in cash dividends received on preferred shares of Acme during the three months ended December 31, 2012. No success fee or dividend income was recorded during the quarter ended December 31, 2011.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased for the three months ended December 31, 2012, by 79.6%, as compared to the prior year period. The increase was primarily due to an increase in dividend expense on our Term Preferred Stock, on which we made our first distribution in March 2012, and an incentive fee of $0.6 million that was earned during the three months ended December 31, 2012.

The base management fee increased for the three months ended December 31, 2012, as compared to the prior year period, which is reflective of the increased size of our loan portfolio over the respective periods. An incentive fee was earned by the Adviser during the three months ended December 31, 2012, because net investment income for the quarter was above the hurdle rate, primarily due to increased interest income from our larger investment portfolio. No incentive fee was earned in the prior year period.

The base management and incentive fees are computed quarterly, as described further in Note 4—Related Party Transactions of our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2012	2011
Average total assets subject to base management fee(A)	$288,000	$228,000
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,440	1,140
Reduction for loan servicing fees	(972)	(811)

Adjusted base management fee	$468	$329
Credit for fees received by Adviser from the portfolio companies	(268)	(291)

Net base management fee	$200	$38

Incentive fee(B)	589	—
Credit from waiver issued by Adviser’s board of directors(C)	(221)	(54)

Net Incentive fee	$368	$(54)

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	(268)	(291)
Credit from waiver issued by Adviser’s board of directors(C)	(221)	(54)

Credit to fees from Adviser(B)	$(489)	$(345)

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
(C)

The credit to the incentive fee for the three months ended December 31, 2011, is due to a payment of the incentive fee during the three months ended June 30, 2010, in relation to the dividend income recognized based on a best-efforts valuation of Neville Limited (“Neville”), the property received in connection with the A. Stucki Holding Corp. (“A. Stucki”) sale in June 2010. This property was sold during November 2011, resulting in an exit at a lower amount than the dividend recognized during the three months ended June 30, 2010. The Adviser determined to retroactively apply the exit value to the incentive fee calculation for the three months ended June 30, 2010, resulting in an additional credit of $54, which was recorded during the three months ended December 31, 2011.

Interest and dividend expense increased 441.1% for the three months ended December 31, 2012, as compared to the prior year period, primarily due to $0.7 million of dividends we paid on our Term Preferred Stock during the three months ended December 31, 2012. We classify these dividends as dividend expense on our accompanying Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the prior year period. The average balance outstanding on our Credit Facility during the three months ended December 31, 2012, was $11.9 million, as compared to $7.6 million in the prior year period. The effective interest rate charged on our borrowings on our Credit Facility for the three months ended December 31, 2012, excluding the impact of deferred financing fees, was 6.1%, as compared to 9.2% in the prior year period.

Amortization of deferred financing costs increased $0.1 million, or 83.0%, during the three months ended December 31, 2012, as compared to the prior year period, primarily due to the Term Preferred Stock offering costs being deferred and amortized, resulting in $0.1 million in amortization during the three months ended December 31, 2012. No such amortization was recorded in the prior year period, as the Term Preferred Stock offering was not completed until March 2012.

Other expenses decreased $0.2 million, or 41.7%, during the three months ended December 31, 2012, as compared to the prior year period, primarily due to bad debt expense in the prior year period of $0.1 million and due to the reversal of certain legal expenses in the current period of $0.1 million related to reimbursable deal expenses.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain (Loss)

During the three months ended December 31, 2012, we recorded a realized gain of $0.1 million relating to post-closing adjustments on previous investment exits. During the three months ended December 31, 2011, we sold Neville, the property received in connection with our sale of A. Stucki in June 2010, for total proceeds of $0.3 million, which resulted in a realized loss of $0.3 million, partially offset by a net post-closing adjustment gain of $0.2 million to the A. Stucki sale.

Unrealized Appreciation (Depreciation)

During the three months ended December 31, 2012, we recorded net unrealized appreciation on investments in the aggregate amount of $0.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2012, were as follows:

		Three months ended December 31, 2012
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corp.	Control	$—	$4,635	$—	$4,635
Mathey Investments, Inc.	Control	—	2,767	—	2,767
Drew Foam Companies, Inc.	Control	—	1,923	—	1,923
Country Club Enterprises, LLC	Control	—	1,736	—	1,736
Acme Cryogenics, Inc.	Control	—	1,673	—	1,673
Venyu Solutions, Inc.	Control	—	1,313	—	1,313
Precision Southeast, Inc.	Control	—	1,103	—	1,103
Ginsey Holdings, Inc.	Control	—	783	—	783
SOG Specialty K&T, LLC	Control	—	634	—	634
SBS, Industries, LLC	Control	—	301	—	301
Packerland Whey Products, Inc.	Affiliate	—	(505)	—	(505)
Noble Logistics, Inc.	Affiliate	—	(766)	—	(766)
B-Dry, LLC	Non-Control/Non-Affiliate	—	(1,263)	—	(1,263)
Mitchell Rubber Products, Inc.	Control	—	(1,390)	—	(1,390)
Danco Acquisition Corp.	Control	—	(1,485)	—	(1,485)
Quench Holdings Corp.	Affiliate	—	(1,633)	—	(1,633)
Tread Corp.	Control	—	(9,750)	—	(9,750)
Other, net (<$250 Net)	Various	96	(30)	—	66

Total		$96	$46	$—	$142

The primary changes in our net unrealized appreciation for the three months ended December 31, 2012, were due to increased equity valuations in several of our portfolio companies primarily due to increased portfolio company performance, partially offset by decreases in certain comparable multiples used to estimate the fair value of our investments, as well as notable depreciation of our debt investments in Tread, primarily due to decreased portfolio company performance. We placed our debt investments in Tread on non-accrual during the three months ended December 31, 2012.

During the three months ended December 31, 2011, we recorded net unrealized appreciation on investments in the aggregate amount of $1.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2011, were as follows:

		Three Months Ended December 31, 2011
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Tread Corp.	Control	$—	$3,121	$—	$3,121
SBS Industries, LLC	Control	—	2,110	—	2,110
Mitchell Rubber Products, Inc.	Control	—	1,082	—	1,082
Precision Southeast, Inc.	Control	—	603	—	603
Mathey Investments, Inc.	Control	—	413	—	413
SOG Specialty Knives K&T, LLC	Control	—	395	—	395
Acme Cryogenics, Inc.	Control	—	358	—	358
Quench Holdings Corp.	Affiliate	—	327	—	327
Danco Acquisition Corp.	Affiliate	—	(485)	—	(485)
Venyu Solutions, Inc.	Control	—	(651)	—	(651)
Country Club Enterprises, LLC	Control	—	(1,600)	—	(1,600)
Noble Logistics, Inc.	Affiliate	—	(1,627)	—	(1,627)
Galaxy Tool Holding Corp.	Control	—	(2,459)	—	(2,459)
Other, net (<$250 Net)	Various	(105)	91	91	77

Total		$(105)	$1,678	$91	$1,664

The primary changes in our net unrealized appreciation for the three months ended December 31, 2011, were notable appreciation of our equity investments in Tread, SBS Industries, LLC (“SBS”), and Mitchell Rubber Products, Inc. (“Mitchell”), which were primarily due to increased performance. This appreciation was partially offset by increased depreciation in Galaxy and Noble Logistics, Inc. (“Noble”), primarily due to decreased performance, as well as a full markdown in fair value on CCE, which had a fair value of $0 as of December 31, 2011, primarily due to decreased performance. Excluding the impact of the aforementioned portfolio companies, the net unrealized appreciation of $1.1 million recognized on our portfolio investments was primarily due to an increase in certain comparable multiples used to estimate the fair value of our investments, partially offset by decreases in the performance of some of our portfolio companies.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $13.1 million of net unrealized depreciation on our debt positions and $13.1 million of net unrealized appreciation on our equity holdings for the three months ended December 31, 2012. At December 31, 2012, the fair value of our investment portfolio was less than our cost basis by approximately $50.3 million, as compared to $50.3 million at September 30, 2012, representing net unrealized appreciation of $0 for the three months ended December 31, 2012. We believe that our aggregate investment portfolio was valued at a depreciated value due to the general instability of the loan markets and lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 84.5% of cost as of December 31, 2012. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Gain and Loss on Other

Net Unrealized Appreciation on Borrowings

For the three months ended December 31, 2012 and 2011, we recorded $0.6 million and $0.4 million of net unrealized appreciation, respectively, primarily due to decreased borrowings outstanding during both periods. Our Credit Facility was fair valued at $25.1 million and $29.3 million as of December 31, 2012 and 2011, respectively.

Comparison of the Nine Months Ended December 31, 2012, to the Nine Months Ended December 31, 2011

	Nine Months Ended December 31,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$18,453	$14,188	$4,265	30.1%
Other income	1,609	1,278	331	25.9

Total investment income	20,062	15,466	4,596	29.7

EXPENSES
Base management fee	3,939	3,212	727	22.6
Incentive fee	1,130	19	1,111	5,847.4
Administration fee	564	468	96	20.5
Interest and dividend expense	3,002	550	2,452	445.8
Amortization of deferred financing fees	597	321	276	86.0
Other	1,378	1,715	(337)	(19.7)

Expenses before credits from Adviser	10,610	6,285	4,325	68.8
Credits to fees	(1,189)	(1,071)	(118)	11.0

Total expenses net of credits to fee	9,421	5,214	4,207	80.7

NET INVESTMENT INCOME	10,641	10,252	389	3.8

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized gain on sale of investments	848	5,091	(4,243)	(83.3)
Net realized loss on other	(41)	(40)	(1)	2.5
Net unrealized (depreciation) appreciation on investments	(9,555)	7,053	(16,608)	NM
Net unrealized (depreciation) appreciation on other	(563)	21	(584)	NM

Net (loss) gain on investments and other	(9,311)	12,125	(21,436)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,330	$22,377	$(21,047)	(93.2)

NM	= Not Meaningful

Investment Income

Total investment income increased by 29.7% for the nine months ended December 31, 2012, as compared to the prior year period. This increase was primarily due to an overall increase in interest income in the nine months ended December 31, 2012, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the nine months ended December 31, 2012.

Interest income from our investments in debt securities increased 30.1% for the nine months ended December 31, 2012, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2012, was approximately $194.9 million, compared to approximately $153.8 million for the prior year period. This increase was due primarily to new investments in SOG, SBS, Channel Technologies, Packerland, Ginsey, Drew Foam and Frontier, partially offset by payoff of our debt investments in Quench and AMG and the restructuring of CCE and Tread. At December 31, 2012, loans to two portfolio companies, ASH and Tread, were on non-accrual. During the three months ended December 31, 2012, CCE was placed back onto accrual, Tread was placed on non-accrual and ASH remained on non-accrual. In aggregate, our non-accrual loans had a weighted average principal balance of $19.1 million and $14.2 million during the nine months ended December 31, 2012 and 2011, respectively.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents, for the nine months ended December 31, 2012, was 12.6%, compared to 12.3% for the prior year period. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the nine months ended December 31, 2012, is a result of the exits of lower interest-bearing debt investments, such as Quench and AMG, which had an aggregate, weighted-average effective interest rate of 9.4% at the time of their respective exits, and the addition of higher-yielding debt investments in SOG, SBS, Channel Technologies, Packerland, Ginsey, Drew Foam and Frontier which had an aggregate, weighted average effective interest rate of 13.1% as of December 31, 2012.

The following table lists the investment income from our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2012		Nine Months Ended December 31, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$30,365	11.1%	$2,002	10.0%
Acme Cryogenics, Inc.	27,887	10.2	1,951	9.7
Venyu Solutions, Inc.	23,976	8.8	1,885	9.4
Ginsey Holdings, Inc.(A)	23,235	8.5	891	4.4
SBS, Industries, LLC	18,528	6.8	1,214	6.1

Subtotal—five largest investments	123,991	45.4	7,943	39.6
Other portfolio companies	149,269	54.6	12,119	60.4

Total investment portfolio	$273,260	100.0%	$20,062	100.0%

	As of December 31, 2011		Nine Months Ended December 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$28,543	12.6%	$1,063	6.8%
Acme Cryogenics, Inc.	26,662	11.7	1,283	8.3
Venyu Solutions, Inc.	24,654	10.9	1,885	12.2
Channel Technologies Group, LLC (A)	18,549	8.2	15	0.1
Mitchell Rubber Products, Inc.	17,700	7.8	1,312	8.5

Subtotal—five largest investments	116,108	51.2	5,558	35.9
Other portfolio companies	110,663	48.8	9,908	64.1

Total investment portfolio	$226,771	100.0%	$15,466	100.0%

(A)	New investment during the applicable period.

Other income increased from the prior year period, primarily due to $0.7 million in cash dividends received on preferred shares of Acme and Mathey’s and Cavert’s elections to each prepay $0.4 million of success fees during the nine months ended December 31, 2012, partially offset by $0.7 million of cash dividends received on preferred shares of Cavert in connection with its recapitalization in April 2011, as well as Cavert’s election to prepay $0.3 million of success fees during the prior year period.

Operating Expenses

Total operating expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased for the nine months ended December 31, 2012, driven primarily by a 445.8% increase in interest and dividend expense and a substantial increase in the incentive fee, as compared to the prior year period.

The net base management fee increased for the nine months ended December 31, 2012, as compared to the prior year period, which is a result of the increase in the size of our investment portfolio. An incentive fee was earned by the Adviser during the three months ended December 31, 2012, because net investment income for the quarter was above the hurdle rate, primarily due to increased interest income from our larger investment portfolio.

The base management and incentive fees are computed quarterly, as described further in Note 4 of our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2012	2011
Average total assets subject to base management fee(A)	$262,600	$214,133
Multiplied by prorated annual base management fee of 2%	1.5%	1.5%

Base management fee(B)	3,939	3,212
Reduction for loan servicing fees	(2,789)	(2,204)

Adjusted base management fee	$1,150	$1,008
Credit for fees received by Adviser from the portfolio companies	(968)	(1,017)

Net base management fee	$182	$(9)

Incentive fee(B)	1,130	19
Credit from waiver issued by Adviser’s board of directors(C)	(221)	(54)

Net Incentive fee	$909	$(35)

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	(968)	(1,017)
Credit from waiver issued by Adviser’s board of directors(C)	(221)	(54)

Credit to fees from Adviser(B)	$(1,189)	$(1,071)

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
(C)

The credit to the incentive fee for the nine months ended December 31, 2011, is due to a payment of the incentive fee during the three months ended June 30, 2010, in relation to the dividend income recognized based on a best-efforts valuation of Neville, the property received in connection with the A. Stucki sale in June 2010. This property was sold during November 2011, resulting in an exit at a lower amount than the dividend recognized during the three months ended June 30, 2010. The Adviser determined to retroactively apply the exit value to the incentive fee calculation for the three months ended June 30, 2010, resulting in an additional credit of $54, which was recorded during the three months ended December 31, 2011.

Interest and dividend expense increased for the nine months ended December 31, 2012, as compared to the prior year period, primarily due to $2.1 million of dividends we paid on our Term Preferred Stock during the nine months ended December 31, 2012. We classify these dividends as dividend expense on our accompanying Condensed Consolidated Statements of Operations. There were no preferred stock dividends paid in the prior year period. Additionally, we had increased interest expense due to increased borrowings outstanding under our Credit Facility. The weighted average balance outstanding on our Credit Facility during the nine months ended December 31, 2012, was approximately $17.3 million, as compared to $4.9 million during the prior year period. For the nine months ended December 31, 2012 and 2011, the effective interest rate charged on our borrowings, excluding the impact of deferred financing fees, was 5.3% and 14.4%, respectively.

Amortization of deferred financing costs increased $0.3 million, or 86.0%, during the nine months ended December 31, 2012, as compared to the prior year period, primarily due to the Term Preferred Stock offering costs being deferred and amortized. No such amortization was recorded in the prior year period, as the Term Preferred Stock offering was not completed until March 2012.

Other expenses decreased $0.3 million, or 19.7%, during the nine months ended December 31, 2012, as compared to the prior year period, primarily due to bad debt expense in the prior year period of $0.2 million and due to decreased shareholder expenses by $0.1 million when compared to the prior year period.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain (Loss)

During the nine months ended December 31, 2012, we recorded a realized gain of $0.8 million relating to post-closing adjustments on our previous investment exit of A. Stucki. In April 2011, we recapitalized our investment in Cavert, receiving $8.5 million in proceeds and realizing a gain of $5.5 million. Additionally, we recorded post-closing adjustments related to the A. Stucki exit in June 2010 and the Chase exit in December 2010, which resulted in a net aggregate loss of $0.3 million during the nine months ended December 31, 2011.

Unrealized Appreciation (Depreciation)

During the nine months ended December 31, 2012, we recorded net unrealized depreciation on investments in the aggregate amount of $9.6 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2012, were as follows:

		Nine Months Ended December 31, 2012
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corp.	Control	$—	$9,231	$—	$9,231
Country Club Enterprises, LLC	Control	—	8,662	—	8,662
Mathey Investments, Inc.	Control	—	3,774	—	3,774
Precision Southeast, Inc.	Control	—	2,011	—	2,011
Drew Foam Companies, Inc.	Control	—	1,923	—	1,923
SBS, Industries, LLC	Control	—	1,524	—	1,524
A. Stucki Holding Corp.	Control	860	—	—	860
Ginsey Holdings, Inc.	Control	—	783	—	783
Venyu Solutions, Inc.	Control	—	646	—	646
SOG Specialty K&T, LLC	Control	—	269	—	269
Acme Cryogenics, Inc.	Control	—	(414)	—	(414)
ASH Holdings Corp.	Control	—	(695)	—	(695)
Channel Technologies Group, LLC	Affiliate	—	(1,231)	—	(1,231)
Quench Holdings Corp.	Affiliate	—	(1,667)	—	(1,667)
B-Dry, LLC	Non-Control/Non-Affiliate	—	(1,937)	—	(1,937)
Packerland Whey Products, Inc.	Affiliate	—	(1,996)	—	(1,996)
Mitchell Rubber Products, Inc.	Control	—	(2,491)	—	(2,491)
Noble Logistics, Inc.	Affiliate	—	(5,653)	—	(5,653)
Danco Acquisition Corp.	Control	—	(7,023)	—	(7,023)
Tread Corp.	Control	—	(15,491)	—	(15,491)
Other, net (<$250 Net)	Various	(12)	220	—	208

Total		$848	$(9,555)	$—	$(8,707)

The primary changes in our net unrealized depreciation for the nine months ended December 31, 2012, were due to notable depreciation of our debt investments in Danco and in our debt and equity investments in Tread and Noble, primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. This depreciation was partially offset by increased appreciation in Galaxy, CCE and Mathey, primarily due to increased portfolio company performance.

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

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2011 were as follows:

		Nine Months Ended December 31, 2011
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	Control	$—	$7,171	$—	$7,171
Tread Corp.	Control	—	6,760	—	6,760
SBS, Industries, LLC	Control	—	2,110	—	2,110
Quench Holdings Corp.	Affiliate	—	1,888	—	1,888
Mitchell Rubber Products, Inc.	Control	—	1,322	—	1,322
Galaxy Tool Holding Corp.	Control	—	1,008	—	1,008
Survey Sampling, LLC	Non-Control/Non-Affiliate	(1)	808	1	808
Mathey Investments, Inc.	Control	—	471	—	471
A. Stucki Holding Corp.	Control	412	—	—	412
Noble Logistics	Affiliate	—	306	95	401
SOG Specialty K&T Knives	Control	—	395	—	395
Venyu Solutions, Inc.	Control	—	(358)	—	(358)
ASH Holdings Corp.	Control	—	(375)	—	(375)
Cavert II Holding Corp.	Affiliate	5,507	243	(6,194)	(444)
Chase II Holding Corp.	Control	(563)	—	—	(563)
Danco Acquisition Corp.	Affiliate	—	(1,057)	—	(1,057)
Country Club Enterprises, LLC	Control	—	(7,560)	—	(7,560)
Other, net (<$250 Net)	Various	(264)	(58)	77	(245)

Total		$5,091	$13,074	$(6,021)	$12,144

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

Over our entire investment portfolio, we recorded, in the aggregate, approximately $8.6 million of net unrealized appreciation and $18.2 million of net unrealized depreciation on our equity positions and debt positions, respectively, for the nine months ended December 31, 2012. At December 31, 2012, the fair value of our investment portfolio was less than our cost basis by approximately $50.3 million, as compared to $40.7 million at March 31, 2012, representing net unrealized appreciation of $9.6 million for the period. We believe that our aggregate investment portfolio was valued at a depreciated value due to the general instability of the loan markets and lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 84.5% of cost as of December 31, 2012. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Loss on Other

Realized Loss on Interest Rate Caps

For the nine months ended December 31, 2012 and 2011, we recorded a net realized loss of $41 and 40, respectively, due to the expiration of an interest rate cap agreements in each period.

Net Unrealized (Depreciation) Appreciation on Borrowings

For the nine months ended December 31, 2012 and 2011, we recorded $0.6 million and $0, respectively, of net unrealized depreciation primarily due to increased borrowings outstanding and comparable market rates decreasing during both periods. Our Credit Facility was fair valued at $25.1 million and $29.3 million as of December 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2012, was approximately $53.4 million, as compared to $48.9 million during the nine months ended December 31, 2011. This increase in cash used in operating activities was primarily due to a $9.8 million increase in cash due from the custodian, which subsequently was received after quarter end, partially offset by greater net investment activity (sum of purchase of investments, principal repayments and proceeds from sales) in the prior period year by $5.0 million. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our Term Preferred Stock, management fees to our Adviser, and other entity-level expenses.

At December 31, 2012, we had equity investments in or loans to 21 private companies with an aggregate cost basis of approximately $323.6 million. At December 31, 2011, we had investments in equity of, loans to or syndicated participations in 17 private companies with an aggregate cost basis of approximately $263.6 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
	2012	2011
Beginning investment portfolio, at fair value	$225,652	$153,285
New investments	68,004	76,895
Disbursements to existing portfolio companies	12,635	9,432
Scheduled principal repayments	(362)	(820)
Unscheduled principal repayments	(20,751)	(16,133)
Proceeds from sales	(3,187)	(8,032)
Net realized gain	848	5,091
Net unrealized (depreciation) appreciation	(9,555)	13,074
Reversal of net unrealized depreciation (appreciation)	—	(6,021)
Other cash activity, net	(24)	—

Ending investment portfolio, at fair value	$273,260	$226,771

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at December 31, 2012:

		Amount
For the remaining three months ending March 31:	2013	$29,479
For the fiscal year ending March 31:	2014	36,380
	2015	34,809
	2016	27,925
	2017	63,435
	Thereafter	36,462

	Total contractual repayments	$228,490
	Investments in equity securities	95,324
	Adjustments to cost basis on debt securities	(256)

	Total cost basis of investments held at December 31, 2012:	$323,558

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2012, was approximately $18.2 million and consisted primarily of net proceeds from our common stock offering of $31.1, partially offset by $10.6 million in distributions to common stockholders and $31.5 million in decreased short-term borrowings. Net cash provided by financing activities for the nine months ended December 31, 2011, was approximately $54.8 million, consisting primarily of net borrowings on the short-term loan and our Credit Facility in excess of repayments by approximately $65.3 million, partially offset by $9.6 million in distributions to stockholders.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.05 per common share for each of the nine months from April 2012 to December 2012. In January 2013, our Board of Directors declared a monthly distribution of $0.05 per common share for each of January, February and March 2013. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the fiscal year ended March 31, 2012, which includes the nine months ended December 31, 2011, our distributions to common stockholders totaled approximately $13.6 million. Distributions to common stockholders declared for the fiscal year ended March 31, 2012, were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat $0.7 million of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending March 31, 2013 will be determined at year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid cash distributions of $0.12369792 per share of Term Preferred Stock for a prorated portion of March and a monthly cash distribution of $0.1484375 per share of Term Preferred Stock for each of the nine months from April 2012 through December 2012. In January 2013, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of January, February and March 2013. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

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

Common Stock

Pursuant to our registration statement on Form N-2 (Registration No. 333-181879), on October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

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

Revolving Credit Facility

On October 26, 2011, through our wholly-owned subsidiary, Business Investment, we entered into a fourth amended and restated credit agreement increasing the commitment amount on our Credit Facility from $50.0 million to $60.0 million. Our Credit Facility was arranged by Branch Banking and Trust Company (“BB&T”) and Key Equipment Finance Inc. (“Keybank”) as joint lead arrangers and committed lenders with BB&T also serving as administrative agent. This replaced the prior revolving line of credit entered into by us, BB&T and Keybank on April 14, 2009, which provided a $50.0 million revolving line of credit and the renewal of such revolving line of credit through a third amended and restated credit agreement on April 13, 2010. The third amended and restated credit agreement provided for a $50.0 million, two-year revolving line of credit, with advances under the line of credit generally bearing interest at the 30-day LIBOR (subject to a minimum rate of 2.0%), plus 4.5% per annum, with a commitment fee of 0.50% per annum on undrawn amounts when advances outstanding were above 50.0% of the commitment and 1.0% on undrawn amounts if the advances outstanding were below 50.0% of the commitment.

On October 5, 2012, we entered into an Amendment to our Credit Facility, which extended the maturity date on our Credit Facility one year. As a result of the Amendment, our Credit Facility is now scheduled to mature on October 25, 2015, and, if not renewed or extended by the Extended Maturity Date, all principal and interest will be due and payable on or before October 25, 2016 (one year after the Extended Maturity Date). There remains a one-year extension option to be agreed upon by all parties, which may be exercised on or before October 26, 2013.

Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $175 million through the addition of other committed lenders to the facility. Advances under our Credit Facility will generally bear interest at 30-day LIBOR plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. As of December 31, 2012, we had $24.5 million in borrowings outstanding with approximately $32.3 million of availability under our Credit Facility.

Our Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve-month periods ending March 31, 2013, 2014, 2015 and 2016. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our Term Preferred Stock) of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011 (as of December 31, 2012, this equates to $191.5 million), (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2012, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $269.1 million, an asset coverage ratio of 292% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base, and as of December 31, 2012, Business Investment had 16 obligors. As of December 31, 2012, we were in compliance with all of our Credit Facility covenants.

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

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $50.0 million of short-term United States Treasury Bills through Jefferies & Company, Inc. on December 27, 2012. The T-Bills were purchased on margin using $5.5 million in cash and the proceeds from a $44.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.44%. On January 3, 2013, when the T-Bills matured, we repaid the $44.5 million loan from Jefferies and received the $5.5 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to our portfolio companies, we have also extended certain guarantees on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $3.5 million of obligations of ASH and CCE. As of December 31, 2012, we have not been required to make any payments on any of the guarantees and we consider the credit risks to be remote.

We estimate the fair value of our unused line of credit commitments and guarantees as of December 31, 2012, to be minimal; and therefore, they are not recorded on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

The following table shows our contractual obligations as of December 31, 2012, at cost:

Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Short-term loan(B)	$44,512	$44,512	$—	$—	$—
Credit Facility	24,500	—	—	24,500	—
Term Preferred Stock	40,000	—	—	40,000	—
Secured borrowings	5,000	—	—	—	5,000
Interest and dividend payments on obligations(C)	18,096	4,373	8,739	4,981	3

Total	$132,108	$48,885	$8,739	$69,481	$5,003

(A)	Excludes our unused line of credit commitments and guarantees to our portfolio companies in the aggregate amount of $7.4 million.
(B)	Subsequently paid off on January 3, 2013.
(C)

Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which can enhance the yield on our debt investments. Unlike PIK income, we do not recognize the fee into income until it is received in cash. As a result, as of December 31, 2012, we have an off-balance sheet success fee receivable of $12.3 million, or approximately $0.47 per common share. There is no guarantee that we will be able to collect any or all of our success fee receivables due to their contingent nature. It is also impossible to predict the timing of such collections.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 — inputs to the valuation methodology are unobservable and reflect assumptions that market participants would use when pricing the asset or liability. Level 3 inputs can include the Adviser’s own assumptions based upon the best available information.

As of December 31 and March 31, 2012, all of our investments were valued using Level 3 inputs. See Note 3—Investments in our accompanying Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

The Adviser uses generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific third-party appraisals are obtained, the Adviser would use estimates of value provided by such appraisals and its own assumptions including estimated remaining life, current market yield and interest rate spreads of similar securities, as of the measurement date, to value our investments.

General Valuation Policy: In determining the value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. The Adviser values our investments in accordance with the requirements of the 1940 Act. As discussed more fully below, the Adviser values securities for which market quotations are readily available and reliable at their market value. The Adviser values all other securities and assets at fair value as determined in good faith by our Board of Directors. Such determination of fair values may involve subjective judgments and estimates.

The Policy, which is summarized below, applies to the following categories of securities:

•	Publicly traded securities;

•	Securities for which a limited market exists; and

•	Securities for which no market exists.

Valuation Methods:

Publicly traded securities: The Adviser determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of December 31 and March 31, 2012, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Adviser values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price (which are non-binding). In valuing these assets, the Adviser assesses trading activity in an asset class, evaluates variances in prices and other market insights to determine if any available quote prices are reliable. In general, if the Adviser concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, the Adviser bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Adviser uses the IBP as a basis for valuing the security, it may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent the Adviser has ready access to such qualified information.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Adviser developed a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. At December 31 and March 31, 2012, we had no syndicated investments.

Securities for which no market exists: The valuation methodology for securities for which no market exists falls into four categories: (1) portfolio investments comprised solely of debt securities; (2) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (3) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (4) portfolio investments comprised of non-publicly traded non-control equity securities of other funds.

(1)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a limited market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued in accordance with the terms of the Policy, which utilizes opinions of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Adviser may also submit PIK interest to SPSE for their evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, the Adviser has engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE will only evaluate the debt portion of our investments for which the Adviser specifically requests evaluation and may decline to make requested evaluations for any reason, at its sole discretion. Quarterly, the Adviser collects data with respect to the investments (which includes portfolio company financial and operational performance and the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder). This portfolio company data is then forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that the Adviser has assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities, are submitted to our Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when the Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, the Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio. The Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on our accompanying Condensed Consolidated Schedule of Investments.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, the Adviser makes its own determination about the value of these investments in accordance with our Policy using the methods described herein.

(2)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We manage our risk related to these investments at the aggregated issuer level and generally exit the debt and equity securities together. Applying the liquidity waterfall approach to all of the investments of an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Adviser generally references industry statistics and may use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once the Adviser has estimated the TEV of the issuer, the Adviser will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Adviser’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Adviser may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(3)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such determined our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and the Adviser’s own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, the Adviser’s own assumptions.

(4)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Advisor generally values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund. At December 31 and March 31, 2012, we had no non-control equity securities of other funds.

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

Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, the Adviser’s determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

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

Loan Grading and Risk Rating: As part of the Adviser’s valuation procedures above, it risk rates all of our investments in debt securities. For syndicated loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”), the Adviser uses the NRSRO’s risk rating for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. The Adviser’s risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the probability of loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

For the debt securities for which the Adviser does not use a third-party NRSRO risk rating, it seeks to have its risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by an NRSRO. While the Adviser seeks to mirror the NRSRO systems, the Adviser cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of the Adviser’s risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because the Adviser’s system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. The Adviser believes its risk rating would be higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, the Adviser’s risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when the Adviser uses its risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between the Adviser’s risk rating and the rating of a typical NRSRO is that the Adviser’s risk rating uses more quantitative determinants and includes qualitative determinants that it believes are not used in the NRSRO rating. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale.

Adviser’s System	First NRSRO	Second NRSRO	Description(A)
>10	Baa2	BBB	Probability of Default (PD) during the next ten years is 4% and the Expected Loss upon Default (EL) is 1% or less
10	Baa3	BBB-	PD is 5% and the EL is 1% to 2%
9	Ba1	BB+	PD is 10% and the EL is 2% to 3%
8	Ba2	BB	PD is 16% and the EL is 3% to 4%
7	Ba3	BB-	PD is 17.8% and the EL is 4% to 5%
6	B1	B+	PD is 22% and the EL is 5% to 6.5%
5	B2	B	PD is 25% and the EL is 6.5% to 8%
4	B3	B-	PD is 27% and the EL is 8% to 10%
3	Caa1	CCC+	PD is 30% and the EL is 10% to 13.3%
2	Caa2	CCC	PD is 35% and the EL is 13.3% to 16.7%
1	Caa3	CC	PD is 65% and the EL is 16.7% to 20%
0	N/A	D	PD is 85% or there is a payment default and the EL is greater than 20%

(A)

The default rates set forth are for a ten year term debt security. If a debt security is less than ten years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on this risk rating scale.

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. At December 31, 2012, loans to two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate loan fair value of $0. At March 31, 2012, two loans, ASH and CCE, were on non-accrual, with an aggregate loan fair value of $0. CCE went onto accrual and Tread went onto non-accrual during the three months ended December 31, 2012. Additionally, the Adviser does not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio, representing approximately 100.0% of the principal balance of all loans in our portfolio at the end of each period:

Rating	December 31, 2012	March 31, 2012
Highest	10.0	7.9
Average	5.2	5.0
Weighted Average	5.2	5.3
Lowest	1.3	2.4

As of December 31 and March 31, 2012, we did not have any non-proprietary loans in our investment portfolio.

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. For more information regarding the requirements we must meet as a RIC, see “—Business Environment.” Under the annual distribution requirements, we are required to distribute to stockholders at least 90% of our investment company taxable income, as defined by the Code. Our practice is to pay out as distributions up to 100% of that amount.

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. However, we did incur an excise tax of approximately $32 and $36 for the calendar years ended December 31, 2012 and 2011, respectively. Under the RIC Modernization Act, we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At December 31, 2012, loans to two portfolio companies, ASH and Tread, were on non-accrual. These non-accrual loans had an aggregate cost value of $23.7 million, or 10.4% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0. During the three months ended December 31, 2012, we placed Tread on non-accrual and took CCE off non-accrual. At March 31, 2012, ASH and CCE were on non-accrual with an aggregate debt cost basis of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision at December 31, 2012, and no PIK income was recorded during the three and nine months ended December 31, 2012. During the three and nine months ended December 31, 2011, we recorded PIK income of $0 and $7, respectively. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan with a PIK provision was paid off, at par, during the quarter ended September 30, 2011.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company and are recorded in other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $0 and $0.8 million of success fees during the three and nine months ended December 31, 2012, respectively, representing prepayments received from Mathey and Cavert. During the three and nine months ended December, 31, 2011, we recorded success fees of $0 and $0.4 million, respectively, representing prepayments received from Mathey and Cavert. As of December 31, 2012, we have an off-balance sheet success fee receivable of approximately $12.3 million.

We accrue dividend income on preferred equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash, and it is recorded in Other income in our accompanying Condensed Consolidated Statements of Operations. We recorded $0.7 and $0.8 million in dividend income during the three and nine months ended December 31, 2012, on accrued preferred shares of Acme and Drew Foam. We recorded $0 and $0.7 million in dividend income during the three and nine months ended December 31, 2011, on accrued preferred shares in connection with the recapitalization of Cavert.

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

While we target that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or prime rate. At December 31, 2012, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

79.3%	Variable rates with a floor
20.7	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2012 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC on May 21, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 28, 2013

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