Form 10-K
period 2013-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2013-05-14
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00704

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 200 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
7.125% Series A Cumulative Term Preferred Stock, $0.001 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 28, 2012, based on the closing price on that date of $7.82 on the NASDAQ Global Select Market, was $148,950,087. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 26,475,958 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 13, 2013.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH 31, 2013

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David Dullum; (4) changes in our business strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; and (8) those factors described in the “Risk Factors” section of this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statement.

We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to review any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts are in thousands unless otherwise indicated.

ITEM 1.	BUSINESS

Overview

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005 we completed an initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

Investment Objectives and Strategy

Our board of directors approved limited revisions to our investment objectives and strategies, effective on January 1, 2013, which are reflected in the descriptions of our investment objectives and strategies below. All of our current portfolio investments fit within the scope of our revised investment objectives and strategies and no changes were required for our portfolio as a result of this revision.

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment mix over time will consist of approximately 80% in debt securities and 20% in equity securities. However, as of March 31, 2013, our investment mix is approximately 73% in debt securities and 27% in equity securities, at cost.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, have a success fee or deferred interest provision and are primarily interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”).

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt.

Since our initial public offering in 2005, we have invested in over 98 different companies, while making over 102 consecutive monthly distributions to common stockholders.

We expect that our target portfolio over time will primarily include the following four categories of investments in private companies in the United States (“U.S.”):

•

Senior Debt Securities: We seek to invest a portion of our assets in senior debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses senior debt to cover a substantial portion of the funding needs of the business. The senior debt security usually takes the form of first priority liens on the assets of the business. Senior debt securities may include our participation and investment in the syndicated loan market, though we have none in our investment portfolio at this time.

•

Senior Subordinated Debt Securities: We seek to invest a portion of our assets in senior subordinated debt securities, also known as senior subordinated loans and senior subordinated notes. These senior subordinated debts also include second lien notes and may include participation and investment in syndicated second lien loans. Additionally, we may receive other yield enhancements, such as success fees, in connection with these senior subordinated debt securities.

•

Junior Subordinated Debt Securities: We seek to invest a portion of our assets in junior subordinated debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These junior subordinated debts include second lien notes and unsecured loans. Additionally, we may receive other yield enhancements and warrants to buy common and preferred stock or limited liability interests in connection with these junior subordinated debt securities.

•

Equity Securities: We seek to invest a portion of our assets in equity securities which consist of preferred and common equity or limited liability company interests, or warrants or options to acquire such securities, and are generally in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In some cases, we will own a significant portion of the equity and in other cases we may have voting control of the businesses in which we invest.

Additionally, pursuant to the 1940 Act, we must maintain at least 70% of our total assets in qualifying assets, which generally include each of the investment types listed above. Therefore, the 1940 Act permits us to invest up to 30% of our assets in other non-qualifying assets. See “—Regulation as a BDC — Qualifying Assets” for a discussion of the types of qualifying assets in which we are permitted to invest pursuant to Section 55(a) of the 1940 Act.

Because the majority of the loans in our portfolio consist of term debt in private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be rated below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk, as compared to investment-grade debt instruments. In addition, many of our debt securities we hold typically do not amortize prior to maturity.

Investment Concentrations

As of March 31, 2013, our investment portfolio consisted of investments in 21 portfolio companies located in 15 states across 13 different industries with an aggregate fair value of $286.5 million, of which SOG Specialty K&T, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $101.1 million, or 35.3%, of our total investment portfolio at fair value. The following table outlines our investments by security type as of March 31, 2013 and 2012:

	March 31, 2013				March 31, 2012
	Cost		Fair Value		Cost		Fair Value
Senior debt	$135,745	41.6%	$103,882	36.3%	$110,475	41.5%	$94,886	42.0%
Senior subordinated debt	103,547	31.7	86,811	30.3	80,461	30.2	70,661	31.3

Total debt	239,292	73.3	190,693	66.6	190,936	71.7	165,547	73.3

Preferred equity	81,710	25.0	82,157	28.7	71,084	26.6	46,669	20.7
Common equity/equivalents	5,419	1.7	13,632	4.7	4,375	1.7	13,436	6.0

Total equity/equivalents	87,129	26.7	95,789	33.4	75,459	28.3	60,105	26.7

Total investments	$326,421	100.0%	$286,482	100.0%	$266,395	100.0%	$225,652	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$59,170	20.7%	$46,793	20.7%
Electronics	43,970	15.3	23,330	10.3
Diversified/Conglomerate Manufacturing	32,698	11.4	29,017	12.9
Machinery (Non-agriculture, Non-construction, Non-electronic	32,662	11.4	30,770	13.6
Leisure, Amusement, Motion Pictures, Entertainment	29,822	10.4	30,096	13.3
Home and Office Furnishings, Housewares, and Durable Consumer Products	23,512	8.2	2,623	1.2
Containers, Packaging, and Glass	23,019	8.0	24,332	10.8
Aerospace and Defense	20,876	7.3	6,713	3.0
Automobile	7,467	2.6	—	—
Cargo Transport	6,897	2.4	13,017	5.8
Buildings and Real Estate	6,020	2.2	9,277	4.1
Beverage Food and Tobacco	369	0.1	—	—
Oil and Gas	—	—	9,684	4.3

Total Investments	$286,482	100.0%	$225,652	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$125,518	43.8%	$110,411	48.9%
West	81,400	28.4	77,604	34.4
Northeast	58,319	20.4	30,924	13.7
Midwest	21,245	7.4	6,713	3.0

Total Investments	$286,482	100.0%	$225,652	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Our Investment Adviser and Administrator

Gladstone Management Corporation (the “Adviser”) is our affiliate, investment adviser, and a privately-held company led by a management team that has extensive experience in our lines of business. Another of our and the Adviser’s affiliates, a privately-held company, Gladstone Administration, LLC (the “Administrator”), employs, among others, our chief financial officer and treasurer, chief compliance officer, internal legal counsel and their respective staffs. Excluding our chief financial officer and treasurer, all of our executive officers serve as directors or executive officers, or both, of the following of our affiliates: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; Gladstone Land Corporation (“Gladstone Land”), a publicly-traded real estate company that invests in farmland and farm related property; the Adviser; and the Administrator. Our chief financial officer and treasurer is also the treasurer of Gladstone Capital. David Gladstone, our chairman and chief executive officer, also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation.

The Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to, Gladstone Commercial; Gladstone Capital; and Gladstone Land. In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

We have been externally managed by the Adviser pursuant to an investment advisory and management agreement since October 1, 2004. The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser is headquartered in McLean, Virginia, a suburb of Washington, D.C., and also has offices in several other states.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman, chief operating officer and assistant secretary), to the prospective company. If this LOI is issued, then the Adviser and Gladstone Securities (the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our Board of Directors, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective small and medium-sized privately-owned portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•

Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales and cash flow to provide some assurance that they will be able to service their debt. Typically, we do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

•

Experienced Management with Meaningful Equity Ownership. We generally require that the businesses in which we invest have experienced management teams. We also require the businesses to have in place proper incentives to induce management to succeed and act in concert with our interests as investors. Generally, we focus on companies with management having significant equity or other interests in the financial performance of their companies.

•

Strong Competitive Position in an Industry. We seek to invest in businesses that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Liquidation Value of Assets. The projected liquidation value of the assets, if any, is an important factor in our investment analysis in collateralizing our debt securities.

Extensive Due Diligence

The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in depth business analysis, including, but not limited to, some or all of the following:

•	a review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;

•	visits to the prospective portfolio company’s business site(s);

•	interviews with the prospective portfolio company’s management, employees, customers and vendors;

•	review of loan documents and material contracts;

•	background checks and a management capabilities assessment on the prospective portfolio company’s management team; and

•	research on the prospective portfolio company’s products, services or particular industry and its competitive position therein.

Upon completion of a due diligence investigation and a decision to proceed with an investment, the Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to the Adviser’s investment committee. The investment committee then determines whether to pursue the potential investment. Additional due diligence of a potential investment may be conducted on our behalf by attorneys and independent accountants, as well as other outside advisers, prior to the closing of the investment, as appropriate.

We also rely on the long-term relationships that the Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of and providing debt and equity capital to small and medium-sized private businesses plays a significant role in our investment evaluation and assessment of risk.

Investment Structure

Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company. As discussed above, the capital classes through which we typically structure a deal include senior debt, senior subordinated debt, junior subordinated debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:

•	making investments with an expected total return (including both interest and potential equity appreciation) that it believes compensates us for the credit risk of the investment;

•	seeking collateral or superior positions in the portfolio company’s capital structure where possible;

•	incorporating put rights and call protection into the investment structure where possible;

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with preserving our capital; and

•	holding board seats or securing board observation rights at the portfolio company.

We expect to hold most of our investments in senior debt and senior and junior subordinated debt until maturity or repayment, but may sell our investments (including our equity investments) earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company or, in the case of an equity investment in a company, its initial public offering. Occasionally, we may sell some or all of our investment interests in a portfolio company to a third party, such as an existing investor in the portfolio company, in a privately negotiated transaction.

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

Hedging Strategies

On April 30, 2013, we, through our wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”), entered into a fifth amended and restated credit agreement providing for a $70.0 million revolving line of credit (the “Credit Facility”) arranged by Key Equipment Finance Inc. (“KEF”) as administrative agent. Branch Banking and Trust Company (“BB&T”) joined the Credit Facility as a lender. Pursuant to our Credit Facility, we have agreed to enter into interest rate cap agreements, in connection with the borrowings that we make under our Credit Facility. We currently hold one interest rate cap agreement, which is not designated as a hedge for accounting purposes.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, other BDCs, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over other providers of financing to small and mid-sized businesses.

Management expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of the Adviser and its affiliated companies (the “Gladstone Companies”) and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of the Adviser’s investment committee. David Dullum, our president and a director, has extensive experience in private equity investing in middle market companies. Terry Lee Brubaker, our vice chairman, chief operating officer and assistant secretary, has substantial experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its senior executive officers. These two individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and mid-sized companies and has worked together at the Gladstone Companies for more than 10 years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.

Increased Access to Investment Opportunities Developed Through Proprietary Research Capability and an Extensive Network of Contacts

The Adviser seeks to identify potential investments through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom the Adviser’s investment professionals have long-term relationships. We believe that the Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation in investment management enables us to identify well-positioned prospective portfolio companies, which provide attractive investment opportunities. Additionally, the Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other companies.

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, the Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect the Adviser to use the same value and income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to management of downside exposure. The Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

•	focusing on companies with good market positions and cash flow;

•	investing in businesses with experienced and established management teams with meaningful equity ownership;

•	engaging in extensive due diligence from the perspective of a long-term investor;

•	investing at low price-to-cash flow multiples; and

•	adopting flexible transaction structures by drawing on the experience of the investment professionals of the Adviser and its affiliates.

Longer Investment Horizon with Attractive Publicly-Traded Model

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe the management team’s broad expertise and its ability to draw upon many years of combined experience enables the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest. We believe that this approach enables the Adviser to identify attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets. One example of our flexibility is our ability to exchange our publicly-traded stock for the stock of an acquisition target in a tax-free reorganization under the Code. After completing an acquisition in such an exchange, we can restructure the capital of the small company to include senior and subordinated debt.

Leverage

For the purpose of making investments and taking advantage of favorable interest rates, we may issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities representing indebtedness and senior securities that are stock, to which we refer collectively as “Senior Securities,” in amounts such that we maintain an asset coverage ratio, as defined in Section 18(h) of the 1940 Act, of at least 200% on each such Senior Security immediately after each issuance of such Senior Security. We may also incur such indebtedness to repurchase our common stock. As a result of incurring indebtedness generally, such as through our revolving line of credit or issuing senior securities representing indebtedness, such as our 7.125% Series A Cumulative Term Preferred Stock (the “Term Preferred Stock”), we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Our Board of Directors is authorized to provide for the issuance of Senior Securities with such preferences, powers, rights and privileges as it deems appropriate, subject to the requirements of the 1940 Act. See “—Regulation as a BDC—Asset Coverage” for a discussion of our leveraging constraints.

Ongoing Management of Investments and Portfolio Company Relationships

The Adviser’s investment professionals actively oversee each investment by continuously evaluating the portfolio company’s performance and typically working collaboratively with the portfolio company’s management to identify and incorporate best resources and practices that help us achieve our projected investment performance.

Monitoring

The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:

•	Monthly analysis of financial and operating performance;

•	Assessment of the portfolio company’s performance against its business plan and our investment expectations;

•	Assessment of the investment’s risks;

•	Attendance at and participation in the portfolio company’s board of directors or management meetings;

•	Assessment of portfolio company management, sponsor, governance and strategic direction;

•	Assessment of the portfolio company’s industry and competitive environment; and

•	Review and assessment of the portfolio company’s operating outlook and financial projections.

Relationship Management

The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	Management;

•	Boards of directors;

•	Financial sponsors;

•	Capital partners; and

•	Advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser provides other services to certain of our portfolio companies and it receives fees for these other services. We credit 50% of certain of these fees and 100% of others against the base management fee that we would otherwise be required to pay to the Adviser.

In February 2011, Gladstone Securities started providing other services (such as investment banking and due diligence services) to certain of our portfolio companies. The fees the portfolio companies paid to Gladstone Securities do not impact the overall fees we pay to the Adviser or the overall fees credited against the base management fee.

Valuation Process

The following is a general description of the steps we take each quarter to determine the value of our investment portfolio. We value our investments in accordance with the requirements of the 1940 Act. We value securities for which market quotations are readily available at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors. In determining the value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, we perform the following valuation process each quarter:

•	Quarterly, each portfolio company or investment is initially assessed by the Adviser’s investment professionals responsible for the investment, using the Policy;

•

Preliminary valuation conclusions are then discussed with our management, and documented, along with any independent opinions of value provided by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”), for review by our Board of Directors;

•

Next, our Board of Directors reviews this documentation and discusses the information provided by our management, and the opinions of value provided by SPSE to arrive at a determination that the Policy has been followed for determining the aggregate fair value of our portfolio of investments.

Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 10, 2012, our Board of Directors approved the renewal of the Advisory Agreement with the Adviser through August 31, 2013. The Adviser is controlled by our chairman and chief executive officer.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended March 31, 2013 and 2012.

•	Portfolio Company Fees

Under the Advisory Agreement, our Adviser has also provided and continues to provide managerial assistance and other services to our portfolio companies and may receive fees for services other than managerial assistance. We credit 50% of certain of these fees and 100% of others against the base management fee that we would otherwise be required to pay to our Adviser.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years.

Additionally, in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we did not accrue a capital gains-based incentive fee for the year ended March 31, 2013. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no GAAP accrual for a capital gains-based incentive fee for the years ended March 31, 2013 or 2012.

Administration Agreement

We have entered into an administration agreement with the Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of expenses is derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies serviced by the Administrator under similar agreements. On July 10, 2012, the Board of Directors approved the renewal of the Administration Agreement through August 31, 2013.

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

In the first quarter of the fiscal year ended March 31, 2010, we sold 29 senior syndicated loans (collectively the, “Syndicated Loan Sales”) that were held in our portfolio of investments as of March 31, 2009, to various investors in the syndicated loan market to repay amounts outstanding under our prior line of credit with Deutsche Bank AG (the “Prior Credit Facility”), which matured in April 2009 and was not extended by Deutsche Bank AG. Such sales changed our asset composition in a manner that has affected our ability to meet the 50% threshold requirement of the asset diversification test applicable to RICs under the Code, which we refer to as the 50% threshold.

Failure to meet the 50% threshold will not result in our loss of RIC status, however to the extent that we satisfy certain remedial provisions. In circumstances where the failure to meet the 50% threshold at the end of any quarter of our taxable year is the result of fluctuations in the value of assets, including as a result of the sale of assets, we will still be deemed to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. As of March 31, 2013, similar to other quarterly measurement dates subsequent to the Syndicated Loan Sales, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31, 2013, measurement date, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. As of the date of this filing, we remain below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to continuously meet the 50% threshold and potential inability to do so in the future, our RIC status will be threatened if we make a new or additional investment before regaining consistent compliance with the 50% threshold. If we make such a new or additional investment and fail to regain compliance with the 50% threshold at each quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure of the asset diversification test to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, and changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again continuously meet or exceed the 50% threshold. In addition, a RIC may be able to cure a failure to meet the asset diversification requirements (i) in certain circumstances by disclosing the assets that cause the RIC to fail to satisfy the diversification test and disposing of those assets within the time provided by law, or (ii) in other circumstances by paying an additional corporate-level tax and by disposing of assets within the time provided by law.

Until the composition of our assets is consistently above the required 50% threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the 50% threshold at the end of each quarter of our calendar year, thereby allowing us to make additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. We also continue to explore a number of other strategies, including changing the composition of our assets, which could include full or partial divestitures of investments, and raising additional equity or debt capital, such that we would once again continuously meet or exceed the 50% threshold. Our ability to implement any of these strategies will be subject to market conditions and a number of risks and uncertainties that are, in part, beyond our control.

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

Qualification as a RIC. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the calendar years ended December 31, 2012 and 2011, we incurred $31 and $30, respectively, in excise taxes.

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

If we acquire debt obligations that were originally issued at a discount, which would generally include loans we make that are accompanied by warrants, that bear interest at rates that are not either fixed rates or certain qualified variable rates or that are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Such OID will be included in our investment company taxable income even though we receive no cash corresponding to such discount amount. As a result, we may be required to make additional distributions corresponding to such OID amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell temporary investments or other assets to meet the RIC distribution requirements. Through March 31, 2013, we incurred no OID income.

Taxation of Our U.S. Stockholders

Distributions. For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to dividends received from us, other than capital gains dividends, to the extent such amount does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the later of the due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

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

Sale of Our Shares. A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on, among other things, dividends on, and capital gain from the sale or other disposition of, shares of our common stock.

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

Code of Ethics

We and the Adviser have each adopted a code of ethics and business conduct applicable to our officers, directors and all employees of the Adviser and the Administrator that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by our personnel and requires the reporting of certain transactions and holdings by our personnel. A copy of this code is available for review, free of charge, at our website at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, John Dellafiora, Jr., who also serves as chief compliance officer for the Adviser.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser or the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2013 and all of calendar year 2014. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of May 10, 2013, the Adviser and Administrator collectively had 55 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
10	Executive Management
33	Investment Management, Portfolio Management and Due Diligence
12	Administration, Accounting, Compliance, Human Resources, Legal and Treasury

Available Information:

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website at www.gladstoneinvestment.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations Manager, Gladstone Investment Corporation, 1521 Westbranch Drive, Suite 200, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline. You should consider carefully the following information before making an investment in our securities.

Risks Related to the Economy

The uncertainty surrounding the strength of the U.S. economic recovery and the capital markets volatility in general increases the possibility of adverse effects on our financial position and results of operations. Continued economic adversity could impair our portfolio companies’ financial positions and operating results, affect the industries in which we invest, and reduce our volume of new investment activity, thereby harming our operating results. Continued adversity in the capital markets could impact our ability to raise capital and reduce our volume of new investments.

The U.S. is continuing to recover from the recession that largely began in late 2007. While economic conditions generally appear to be improving, we remain cautious about a long-term economic recovery. The recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased our cost of debt and equity capital. As a result, we do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which the disruptions will continue to affect us. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of our portfolio companies and the companies we may invest in prospectively are also susceptible to these unstable economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These unstable economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of non-performing assets to increase and the fair value of our portfolio to decrease. The unstable economic conditions may also decrease the value of collateral securing some of our loans as well as the value of our equity investments, which would decrease our ability to borrow under our Credit Facility or raise equity capital, thereby further reducing our ability to make new investments.

The unstable economic conditions have affected the availability of credit generally. Our current credit facility limits our distributions to stockholders and, as a result, we decreased our monthly cash distribution rate by 50%, starting in April 2009, in an effort to more closely align our distributions to our net investment income, though we subsequently increased our distributions by 25% during the 2012 fiscal year and maintained that level of distributions through the 2013 fiscal year. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

The downgrade of the United States credit rating and the ongoing economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These fairly recent developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the United States.

The majority of our portfolio companies are in industries that are directly impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations, which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone, Terry Lee Brubaker and David Dullum, and on the continued operations of the Adviser, for our future success.

We have no employees. Our chief executive officer, president, chief operating officer, chief financial officer and treasurer, and the employees of the Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, Terry Lee Brubaker and David Dullum in this regard. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations could have a material adverse effect on our ability to achieve our investment objectives.

The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right to resign under the Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our incentive fee may induce the Adviser to make certain investments, including speculative investments.

The management compensation structure that has been implemented under the Advisory Agreement may cause the Adviser to invest in high-risk investments or take other risks. In addition to its management fee, the Adviser is entitled under the Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead the Adviser to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

We may be obligated to pay the Adviser incentive compensation even if we incur a loss.

The Advisory Agreement entitles the Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. When calculating our incentive compensation, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with the Adviser, see “Business — Ongoing Management of Investments and Portfolio Company Relationships — Investment Advisory and Management Agreement.”

We may be required to pay the Adviser incentive compensation on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser.

The Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Advisory Agreement may adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on the Adviser’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of the Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The senior management team of the Adviser has substantial responsibilities under the Advisory Agreement. In order to grow, the Adviser will need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

There are significant potential conflicts of interest which could impact our investments and investment returns.

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of the Adviser, Gladstone Investment, Gladstone Commercial and Gladstone Land. In addition, Mr. Brubaker, our vice chairman, chief operating officer, assistant secretary and a director, is the vice chairman, chief operating officer, assistant secretary and a director of the Adviser, Gladstone Capital, Gladstone Commercial and Gladstone Land. Mr. Dullum, our president and a director, is a director of Gladstone Capital and Gladstone Commercial. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. Our Board of Directors approved a revision of our investment objectives and strategies that became effective on January 1, 2013, which may enhance the potential for conflicts in the allocation of investment opportunities to us and other entities managed by the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2013, our Board of Directors has approved the following types of co-investment transactions:

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

•

Additionally, pursuant to an exemptive order granted by the SEC in August 2012, under certain circumstances, we may co-invest with Gladstone Capital and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions included therein.

Certain of our officers, who are also officers of the Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to all stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although, neither we nor the Adviser currently receives fees in connection with managerial assistance, the Adviser and Gladstone Securities have, at various times, provided other services to certain of our portfolio companies and received fees for these other services.

The Adviser is not obligated to provide a waiver of the base management fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee based on our gross assets. Since our 2008 fiscal year, our Board of Directors has accepted on a quarterly basis voluntary, unconditional and irrevocable waivers to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, and any waived fees may not be recouped by the Adviser in the future. However, the Adviser is not required to issue these or other waivers of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these fees will increase. If the Adviser does not issue these waivers in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

Our business model is dependent upon developing and sustaining strong referral relationships with investment bankers, business brokers and other intermediaries and any change in our referral relationships may impact our business plan.

We are dependent upon informal relationships with investment bankers, business brokers and traditional lending institutions to provide us with deal flow. If we fail to maintain our relationship with such funds or institutions, or if we fail to establish strong referral relationships with other funds, we will not be able to grow our portfolio of investments and fully execute our business plan.

Our base management fee may induce our Adviser to incur leverage.

The fact that our base management fee is payable based upon our gross assets, which would include any investments made with proceeds of borrowings, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our securities. Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will not be able to monitor this potential conflict of interest.

Risks Related to Our External Financing

In addition to regulatory limitations on our ability to raise capital, our credit facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2013, we had $31.0 million in borrowings outstanding under our fourth amended and restated credit agreement, which provided for maximum borrowings of $60.0 million. On April 30, 2013, we, through our wholly owned subsidiary Gladstone Business Investment, LLC (“Business Investment”) entered into a fifth amended and restated credit agreement, which replaced the prior revolving line of credit, and increased the net commitment amount to $70.0 million and extended the maturity date approximately six months to April 30, 2016 (the “Credit Facility”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2014, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50% of all equity and subordinated debt raised after April 30, 2013, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2013, we were in compliance with the covenants under the fourth amended and restated credit agreement, and as of May 15, 2013, we were in compliance with the covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.

Given the continued uncertainty in the capital markets, the cumulative unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the minimum net worth covenant and other covenants under our Credit Facility. Because of changes in our asset portfolio, due to significant sales of Non-Control/Non-Affiliate investments during fiscal year 2010, there is a significant possibility that we may not meet the asset diversification threshold under the Code’s rules applicable to a RIC as of our next quarterly testing date, June 30, 2013. Although this failure alone, in our current situation, will not cause us to lose our RIC status, our status could be jeopardized if we make any new investments, including additional investments in our portfolio companies (such as advances under our outstanding lines of credit). For more information on our current RIC status, see “Material U.S. Federal Income Tax Considerations — RIC Status.” Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Any inability to renew, extend or replace our Credit Facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

The maturity date of our Credit Facility is April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $200 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity in 2016 on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at the time of its maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

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

Although we completed an offering of our Term Preferred Stock in March 2012 and a common offering in October 2012, there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue debt securities, other evidences of indebtedness (including borrowings under our Credit Facility), senior securities representing indebtedness and senior securities that are stock up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock (such as our Term Preferred Stock), which we refer to collectively as Senior Securities, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% immediately after each issuance of such Senior Security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue Senior Securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our Senior Securities is not at least 200%. If the aggregate value of our assets declines, we might be unable to satisfy that 200% requirement. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below net asset value (“NAV”) per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock.

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, as we did in October 2012, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of senior securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Term Preferred Stock. However, pending legislation in the U.S House of Representatives, if passed, would modify this section of the 1940 Act and allow the issuance of multiple classes of senior securities that are stock, which may lessen our dependence on the issuance of common stock as a financing source.

We financed certain of our investments with borrowed money and capital from the issuance of Senior Securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)

	(10)%	(5)%	0%	5%	10%

Corresponding return to common stockholder(1)	(15.2)%	(8.3)%	(1.7)%	5.0%	11.8%

(1)

The hypothetical return to common stockholders is calculated by multiplying our total assets (excluding the assets acquired from the short-term loan that funded the purchase of the short-term qualified securities to satisfy the 50% threshold) as of March 31, 2013 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended March 31, 2013, adjusted for the dividends on our Term Preferred Stock; and then dividing the resulting difference by our total assets attributable to common stock. Based on $314.8 million in total assets, $36.0 million in debt, $40.0 million in aggregate liquidation preference of Term Preferred Stock, and $233.9 million in net assets, each as of March 31, 2013.

Based on an aggregate outstanding indebtedness of $36.0 million at cost, excluding the short-term loan, as of March 31, 2013, the effective annual interest rate of 4.3% as of that date, and aggregate liquidation preference of our Term Preferred Stock of $40.0 million, our investment portfolio at fair value would have had to produce an annual return of at least 1.40% to cover annual interest payments on the outstanding debt and dividends on our Term Preferred Stock.

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

Ultimately, we expect approximately 80% of the loans in our portfolio to be at variable rates determined on the basis of a LIBOR rate and approximately 20% to be at fixed rates. As of March 31, 2013, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 80.1% of loans at variable rates with floors and 19.9% at fixed rates.

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

A large number of entities compete with us and make the types of investments that we seek to make in small and mid-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

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

•

Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

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

•

There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

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

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our NAV.

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

Our procedures also include provisions whereby the Adviser will establish the fair value of any equity securities we may hold where SPSE or third-party agent banks are unable to provide evaluations. The types of factors that may be considered in determining the fair value of our debt and equity securities include some or all of the following:

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

A portion of our assets are, and will continue to be, comprised of equity securities that are valued based on internal assessment using our own valuation methods approved by our Board of Directors, without the input of SPSE or any other third-party evaluator. We believe that our equity valuation methods reflect those regularly used as standards by other professionals in our industry who value equity securities. However, determination of fair value for securities that are not publicly traded, whether or not we use the recommendations of an independent third-party evaluator, necessarily involves the exercise of subjective judgment. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity of our privately held investments may adversely affect our business.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

Due to the uncertainty inherent in valuing these securities, our determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if our determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 50.2% of the fair value of our total portfolio as of March 31, 2013, compared to 52.9% as of March 31, 2012. Any disposition of a significant investment in one or more companies may negatively impact our net investment income and limit our ability to pay distributions.

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

Our strategy, in part, includes making debt and equity investments in companies in connection with acquisitions, buyouts and recapitalizations, which subjects us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees and maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments, which would likely harm our operating results and financial condition.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. We will first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of March 31, 2013, we had investments in 21 portfolio companies, of which there were three investments, Venyu, SOG and Acme that comprised approximately $101.1 million or 35.3% of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As of March 31, 2013, our largest industry concentration was in chemicals, plastics, and rubber representing 20.7% of our total investments, at fair value. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

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

During the fiscal year ended March 31, 2013, we recorded a realized gain of $0.8 million relating to post-closing adjustments on our previous investment exit of A. Strucki, and during the fiscal year ended March 31, 2012, we recapitalized our investment in Cavert II Holdings Corp (“Cavert”), receiving $8.5 million in proceeds and realizing a gain of $5.5 million. Additionally, during the fiscal year ended March 31, 2011, we achieved realized gains of $23.5 million in aggregate with the sale of A. Stucki Holding Corp. (“A. Stucki”) in June 2010 and Chase II Holding Corp. (“Chase”) in December 2010. These were the first management-supported buyout liquidity events since our inception in 2005. There can be no guarantees that such realized gains can be achieved in future periods and the impact of such sales on our results of operations for the fiscal years 2013, 2012 and 2011 should not be relied upon as being indicative of performance in future periods.

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

Risks Related to Our Regulation and Structure

We currently do not meet the 50% threshold of the asset diversification test applicable to RICs under the Code. If we make any additional investment in the future, including advances under outstanding lines of credit to our portfolio companies, and remain below this threshold as of June 30, 2013, or any subsequent quarter end, we would lose our RIC status unless we are able to cure such failure within 30 days of the quarter end.

In order to maintain RIC status under the Code, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, the securities of other RICs and other securities to the extent such other securities of any one issuer do not represent more than 5% of our total assets or more than 10% of the voting securities of such issuer. As a result of changes in the makeup of our assets during 2009, we have not continuously exceeded the 50% threshold. As of March 31, 2013, as with each quarterly measurement since June 30, 2009, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the March 31 measurement date, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. Until the composition of our assets is continuously above the required 50% threshold, we will continue to seek to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the asset diversification test, thereby allowing us to make new or additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. Failure to meet this threshold alone does not result in loss of our RIC status in our current situation. In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including in our case as a result of the sale of assets, we are still deemed under the rules to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to continuously meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. Because, in most circumstances, we are contractually required to advance funds on outstanding lines of credit upon the request of our portfolio companies, we may have a limited ability to avoid adding to existing investments in a manner that would cause us to fail the asset diversification test as of June 30, 2013 or as of subsequent quarterly measurement dates.

If we were to make a new or additional investment before regaining continuous compliance with the 50% threshold, and we were not in compliance prior to the next quarterly measurement date following such investment, we would have thirty days to “cure” our failure to meet the 50% threshold at such quarterly measurement date to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital as we have done, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold at such quarterly measurement date. Our ability to implement any of these cures would be subject to market conditions and a number of risks and uncertainties that would be, in part, beyond our control. Accordingly, we cannot guarantee you that we would be successful in curing any failure of the asset diversification test, which would subject us to corporate level tax. For additional information about the consequences of failing to satisfy the RIC qualification requirements, see “—We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.”

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

There is a risk that you may not receive distributions or that distributions may not grow over time.

Our current intention is to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on a quarterly basis by paying monthly distributions. We expect to retain some or all net realized long-term capital gains by first offsetting them with realized capital losses, and, secondly, through a “deemed distribution” to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains to our common stockholders. In addition, our Credit Facility restricts the amount of distributions we are permitted to make. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

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

The trading price of our common stock and our preferred stock may fluctuate substantially. The extreme volatility and disruption that have affected the capital and credit markets over the past few years, we have experienced greater than usual stock price volatility.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of BDC status;

•	loss of RIC status;

•	changes in our earnings or variations in our operating results;

•	changes in prevailing interest rates;

•	changes in the value of our portfolio of investments;

•	any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

•	departure of key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to our shares or BDCs generally;

•	the announcement of proposed, or completed, offerings of our securities, including a rights offering; and

•	loss of a major funding source.

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

The issuance of subscription rights to our existing stockholders may dilute the ownership and voting powers of existing stockholders in our common stock, dilute the NAV of their shares and have a material adverse effect on the trading price of our common stock.

In April 2008, we completed an offering of transferable rights to subscribe for additional shares of our common stock, or subscription rights. We raised equity in this manner primarily due to the capital raising constraints applicable to us under the 1940 Act when our common stock is trading below its NAV per share, as it was at the time of the rights offering. In the event that we again issue subscription rights to our existing stockholders, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in the Company than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than our most recently determined NAV per share, our common stockholders are likely to experience an immediate dilution of the per share NAV of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Shares of closed-end investment companies frequently trade at a discount from NAV.

Shares of closed-end investment companies frequently trade at a discount from NAV. Since our inception, our common stock has at times traded above NAV, and at times traded below NAV. During the past year, our common stock has consistently, and at times significantly, traded below NAV. Subsequent to March 31, 2013, our common stock has traded at discounts of up to 29.6% of our NAV per share, which was $9.10 as of March 31, 2013. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our common stockholders and our independent directors. Additionally, at times when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below NAV we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.

At our most recent annual meeting, our stockholders approved a proposal designed to allow us to access the capital markets in a way that absent stockholder approval, we are generally unable to due to restrictions applicable to BDCs under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current NAV per share of our common stock in one or more offerings for a period of one year, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).

We exercised this right with Board of Director approval in October 2012, when we completed a public offering of 4.4 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV of $8.65 per share. Gross proceeds totaled $33.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $31.0 million. The net dilutive effect of the issuance of common stock, net of expenses, below NAV was $0.31 per share of common stock.

At the upcoming annual stockholders meeting scheduled for August 8, 2013, our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has consistently, and at times significantly, traded below NAV. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the NAV per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10% of our common stock at a 5% discount from NAV, a stockholder who did not participate in that offering for its proportionate interest would suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV.

If we fail to pay dividends on our Term Preferred Stock for two years, the holders of our Term Preferred Stock will be entitled to elect a majority of our directors.

The terms of our Term Preferred Stock provide for annual dividends in the amount of $1.7813 per outstanding share of Term Preferred Stock. In accordance with the terms of our Term Preferred Stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of Term Preferred Stock will be entitled to elect a majority of our Board of Directors.

Our Term Preferred Stock magnifies the potential for gain or loss for our holders of common stock and the risks of investing in our common stock in the same way as our borrowings.

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

Our Term Preferred Stock, in general, pays dividends at a fixed dividend rate of 7.125% per year. Prices of fixed income investments generally vary inversely with changes in market yields. The market yields on securities comparable to the Term Preferred Stock may increase, which would likely result in a decline in the secondary market price of the Term Preferred Stock prior to the term redemption date. This risk may be even more significant in light of the low nature of the currently prevailing market interest rates.

A liquid secondary trading market for our Term Preferred Stock may not develop.

Although our Term Preferred Stock is listed for trading on the NASDAQ Global Select Market (“NASDAQ”), such shares are thinly traded, and the market for such shares is relatively illiquid compared to the market for other types of securities, with the spread between the bid and ask prices considerably greater than the spreads of other securities with comparable terms and features.

The Term Preferred Stock is not rated.

We have not had the Term Preferred Stock rated by any rating agency. Unrated securities usually trade at a discount to similar rated securities. As a result, there is a risk that the shares of our Term Preferred Stock may trade at a price that is lower than they might otherwise trade if they were rated by a rating agency.

The Term Preferred Stock bear a risk of early redemption by us.

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

Holders of our Term Preferred Stock are subject to inflation risk.

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

Holders of our Term Preferred Stock bear reinvestment risk.

Given the five-year term and potential for early redemption of the Term Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Term Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Holders of our Term Preferred Stock bear dividend risk.

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

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness (which include senior securities representing indebtedness and senior securities that are stock) unless immediately after such borrowing we have asset coverage (as defined in Section 18(h) of the 1940 Act) of at least 200% (i.e. the amount of borrowings may not exceed 50% of the value of our assets). Pending legislation in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of such indebtedness that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase. Our Term Preferred Stock is a senior security that is stock and so for this 200% asset coverage threshold is included as total indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. The Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to the Advisory Agreement and Administration Agreement. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and the Adviser also has operations in several other states.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “GAIN.” The following table reflects, by quarter, the high and low sales prices per share of our common stock on the NASDAQ, the sales prices as a percentage of NAV and quarterly distributions declared per share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2013 and 2012 represent the cumulative amount of the distributions declared per share for the months composing such quarter.

	Quarter		Sales Prices		Discount of	Discount of	Declared
	Ended	NAV(A)	High	Low	High to NAV(B)	Low to NAV(B)	Distributions
FY 2013	6/30/2012	$9.10	$7.81	$6.90	14%	24%	$0.150
	9/30/2012	8.93	8.07	7.20	10	19	0.150
	12/31/2012	8.65	8.02	6.59	7	24	0.150
	3/31/2013	9.10	7.72	6.95	15	24	0.150

FY 2012	6/30/2011	$9.06	$7.92	$6.75	13%	25%	$0.135
	9/30/2011	9.48	7.68	6.22	19	34	0.150
	12/31/2011	9.58	7.72	6.06	19	37	0.150
	3/31/2012	9.38	8.50	7.22	9	23	0.180

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

As of May 10, 2013, there were approximately 26 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We currently intend to continue to distribute in the form of cash distributions a minimum of 90% of our ordinary income and short-term capital gains, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to retain some or all of our long-term capital gains, but to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases our Board of Directors may choose to distribute our net realized long-term capital gains by paying a one-time special distribution.

Additionally, our Credit Facility contains a covenant that limits payments of distributions to our aggregate net investment income for each of the twelve month periods ending March 31, 2014, 2015, 2016 and 2017.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended March 31, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for the fiscal years ended March 31, 2013, 2012, 2011, 2010, and 2009, are derived from our audited consolidated financial statements. The other data included at the bottom of the table is unaudited. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended March 31,
	2013	2012	2011	2010	2009
Statement of operations data:
Total investment income	$30,538	$21,242	$26,064	$20,785	$25,812
Total expenses net of credits from Adviser	14,050	7,499	9,893	10,187	12,424

Net investment income	16,488	13,743	16,171	10,598	13,388

Net gain (loss) on investments	791	8,223	268	(21,669)	(24,837)

Net increase (decrease) in net assets resulting from operations	$17,279	$21,966	$16,439	$(11,071)	$(11,449)

Per share data(1):
Net increase (decrease) net assets resulting from operations per common share—basic and diluted	$0.71	$0.99	$0.74	$(0.50)	$(0.53)
Net investment income before net gain (loss) on investments per common share—basic and diluted	0.68	0.62	0.73	0.48	0.62
Cash distributions declared per common share	0.60	0.61	0.48	0.48	0.96
Statement of assets and liabilities data:
Total assets	$379,803	$325,297	$241,109	$297,161	$326,843
Net assets	240,963	207,216	198,829	192,978	214,802
Net asset value per common share	9.10	9.38	9.00	8.74	9.73
Common shares outstanding	26,475,958	22,080,133	22,080,133	22,080,133	22,080,133
Weighted common shares outstanding—basic and diluted	24,189,148	22,080,133	22,080,133	22,080,133	21,545,936
Senior securities data:
Borrowings under Credit Facility at cost(2)	$31,000	$—	$—	$27,800	$110,265
Short term loan(2)	58,016	76,005	40,000	75,000	—
Mandatorily redeemable preferred stock(2)	40,000	40,000	—	—	—
Asset coverage ratio(3)	272%	268%	534%	281%	293%
Asset coverage per unit(4)	$2,725	$2,676	$5,344	$2,814	$2,930
Other unaudited data:
Number of portfolio companies	21	17	17	16	46
Average size of portfolio company investment at cost	$15,544	$15,670	$11,600	$14,223	$7,586
Principal amount of new investments	87,607	91,298	43,634	4,788	49,959
Proceeds from loan repayments and investments sold	28,424	27,185	97,491	90,240	46,742
Weighted average yield on investments(5)	12.51%	12.32%	11.36%	11.02%	8.22%
Total return(6)	4.73	5.58	38.56	79.80	(51.65)

(1)	Per share data for net increase (decrease) in net assets resulting from operations is based on the weighted average common stock outstanding for both basic and diluted.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(3)

As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our Term Preferred Stock is a senior security that is stock.

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

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or our future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements.

We have based the forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to review any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of operating results for any future periods.

OVERVIEW

General

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

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

Our common stock and Term Preferred Stock are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “GAIN” and “GAINP,” respectively.

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

Capital Raising Efforts

Despite the challenges in these uncertain economic times, over the past year and a half, we have been able to extend and increase the size of our revolving line of credit (our “Credit Facility”) and complete public offerings of preferred and common stock. In October 2012, we extended the maturity date on our Credit Facility an additional year to 2015 and subsequently, in April 2013, we extended the maturity date another six months into 2016 and increased the commitment amount from $60 million to $70 million. In March 2012, we issued 1.6 million shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) for gross proceeds of $40.0 million. In October 2012, we issued 4.4 million shares of common stock for gross proceeds of $33.0 million. We discuss each of the foregoing in detail below under “Recent Developments.”

Despite our public offering of common stock during the fiscal year, market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On May 10, 2013, the closing market price of our common stock was $7.25, which represented a 20.3% discount to our March 31, 2013, net asset value (“NAV”) per share of $9.10. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the Investment Company Act of 1940 (the “1940 Act”), which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.

At our annual meeting of stockholders held on August 9, 2012, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect for one year from the date of stockholder approval. With our Board of Directors’ approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have and will allow us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and allow us to increase our debt capital while still complying with our applicable debt to equity ratios. At our next annual meeting of stockholders, scheduled to take place in August 2013, we expect to ask our stockholders to vote in favor of this proposal again so that it may be in effect for another year.

New Investments

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. These opportunities and the aforementioned capital raising efforts have allowed us to invest approximately $201.4 million into 11 new proprietary debt and equity deals since October 2010. During the fiscal year ended March 31, 2013, we invested a total of $69.0 million in four new deals. Subsequent to March 31, 2013, we invested $17.7 million in Jackrabbit, Inc. (“Jackrabbit”), a manufacturer of nut harvesting equipment.

Each of these new investments, as well as the majority of our debt securities in our portfolio has a success fee component, which enhances the yield on our debt investment. Unlike paid in kind (“PIK”) income, we do not recognize the fee into income until it is received in cash. As a result, as of March 31, 2013, we had an off-balance sheet success fee receivable of $12.9 million, or approximately $0.49 per common share. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Regulatory Compliance

Due to the limited number of investments in our portfolio, our current asset composition has affected our ability to satisfy certain elements of the rules of the Internal Revenue Code of 1986, as amended (the “Code”), for maintenance of our status as a regulated investment company (“RIC”) under subchapter M of the Code. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the year ended March 31, 2013, we again fell below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. As of March 31, 2013, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the March 31, 2013, measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we are once again below the 50% threshold.

Thus, while we currently qualify as a RIC despite our recent inability to continuously meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining continuous compliance with the asset diversification test, our RIC status could be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will be in non-compliance with the RIC rules and will have thirty days to “cure” our failure to meet the 50% threshold to avoid the loss of our RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold on a consistent basis.

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

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “senior securities.” As of March 31, 2013, our asset coverage ratio was 272%. The ratio is impacted, in part, by our need to obtain a short-term loan at quarter end to satisfy the 50% threshold for our RIC status. Between the quarter end measurement dates, when we do not have a short-term loan outstanding, our leverage and asset coverage ratio improve. However, until the composition of our assets is above the required 50% threshold on a consistent basis, we will have to continue to obtain short-term loans on a quarterly basis. This strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act. Our common stock offering during fiscal year, was completed, in part, to provide us additional equity capital to help ensure continued compliance with the 200% asset coverage ratio.

Investment Highlights

During the fiscal year ended March 31, 2013, we disbursed $68.0 million in new debt and equity investments and extended $15.5 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through March 31, 2013, we have made 192 investments in 98 companies for a total of approximately $800.0 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During our fiscal year ended March 31, 2013, the following significant transaction occurred:

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

•

In February 2013, we recapitalized our investment in Galaxy Tool Holding Corp. (“Galaxy”), converting $8.2 million of Galaxy preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. We recognized $4.1 million in dividend income related to this recapitalization.

Recent Developments

Credit Facility Extension and Expansion

On April 30, 2013, we, through our wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”) entered into a fifth amended and restated credit agreement providing for a $70.0 million revolving line of credit (the “Credit Facility”) arranged by Key Equipment Finance Inc. (“KEF”) as administrative agent. Branch Banking and Trust Company (“BB&T”) also joined the Credit Facility as a lender. The fifth amended and restated agreement increased the net commitment amount from $60.0 million to $70.0 million and extended the maturity date approximately six months to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, as applicable. Subject to certain terms and conditions, the Credit Facility may be expanded to a total $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility will generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”), plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts.

Common Stock Offering

On October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which we used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

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

For the March 31, 2013 measurement date, we purchased $65.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on March 28, 2013. The T-Bills were purchased on margin using $7.0 million in cash and the proceeds from a $58.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.42%. On April 4, 2013, when the T-Bills matured, we repaid the $58.0 million loan from Jefferies and received the $7.0 million margin payment sent to Jefferies to complete the transaction.

Co-Investment Order

In an order dated July 26, 2012, the SEC granted us the relief sought in the exemptive application we had previously filed with the SEC that expands our ability to co-invest with certain affiliates by permitting us, under certain circumstances, to co-invest with Gladstone Capital Corporation and any future business development company or closed-end management investment company that is advised by our Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing.

Modification to Investment Objectives and Strategies

On September 21, 2012, our Board of Directors approved limited revisions to our investment objectives and strategies, which went into effect on January 1, 2013. All of our portfolio investments fit within the scope of our revised objectives and strategies, and no changes were made to our portfolio as a result of the revision.

Departure of Executive Officer and Director

On November 27, 2012, George Stelljes III informed the Company that he intended to resign as chief investment officer and co-vice chairman of the Board of Directors of the Company. Subsequently, his resignation became effective January 31, 2013.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2013, to the Fiscal Year Ended March 31, 2012

	For the Fiscal Years Ended March 31,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$24,798	$19,588	$5,210	26.6%
Other income	5,740	1,654	4,086	247.0

Total investment income	30,538	21,242	9,296	43.8

EXPENSES
Base management fee	5,412	4,386	1,026	23.4
Incentive fee	2,585	19	2,566	13,505.3
Administration fee	785	684	101	14.8
Interest and dividend expense	3,977	966	3,011	311.7
Amortization of deferred financing costs	791	459	332	72.3
Other	1,828	2,145	(317)	(14.8)

Total expenses before credits from Adviser	15,378	8,659	6,719	77.6
Credits to fees	(1,328)	(1,160)	(168)	14.5

Total expenses net of credits to fees	14,050	7,499	6,551	87.4

NET INVESTMENT INCOME	16,488	13,743	2,745	20.0

REALIZED AND UNREALIZED GAIN ON:
Net realized gain on investments	843	5,091	(4,248)	(83.4)
Net realized loss on other	(41)	(40)	(1)	2.5
Net unrealized appreciation of investments	804	3,163	(2,359)	NM
Net unrealized (depreciation) appreciation of other	(815)	9	(824)	NM

Net realized and unrealized gain on investments and other	791	8,223	(7,432)	(90.4)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,279	$21,966	$(4,687)	(21.3)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE – BASIC AND DILUTED	$0.71	$0.99	(0.28)	(28.3)

NM = Not Meaningful

Investment Income

Total investment income increased by 43.8% for the year ended March 31, 2013, as compared to the prior year. This increase was primarily due to a significant amount of other income, including success fee and dividend income, that we recorded in the current year and due to an overall increase in interest income as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the year ended March 31, 2013.

Interest income from our investments in debt securities increased 26.6% for the year ended March 31, 2013, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2013, was approximately $198.1 million, compared to approximately $159.0 million for the prior year. This increase was primarily due to investments originated during the period in Ginsey, Drew Foam and Frontier and the recapitalization of Galaxy. As of March 31, 2013, two loans, ASH Holdings Corp. (“ASH”) and Tread, were on non-accrual, with an aggregate weighted average principal balance of $20.5 million during the year ended March 31, 2013. Tread was put on non-accrual and Country Club Enterprises, LLC (“CCE”) was taken off non-accrual during the three months ended December 31, 2012. As of March 31, 2012, two loans, ASH and CCE, were on non-accrual, with a weighted average principal balance of $14.3 million during the year ended March 31, 2012.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and excluding receipts recorded as other income, for the year ended March 31, 2013, was 12.5%, compared to 12.3% for the prior year. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the year ended March 31, 2013, is a result of the addition of higher-yielding debt investments throughout the past two fiscal years, which had an aggregate, weighted average interest rate of 13.2% as of March 31, 2013.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective fiscal years:

	As of March 31, 2013		Year Ended March 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc.	$43,970	15.4%	$2,502	8.2%
SOG Specialty Knives and Tools, LLC	29,822	10.4	2,657	8.7
Acme Cryogenics, Inc.	27,340	9.5	2,368	7.8
Ginsey Home Solutions, Inc.(A)	21,833	7.6	1,331	4.4
Galaxy Tool Holding, Inc.(B)	20,876	7.3	4,711	15.4

Subtotal—five largest investments	143,841	50.2	13,569	44.5
Other portfolio companies	142,641	49.8	16,969	55.5

Total investment portfolio	$286,482	100.0%	$30,538	100.0%

	As of March 31, 2012		Year Ended March 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC(A)	$30,096	13.3%	$1,725	8.1%
Acme Cryogenics, Inc.	28,301	12.6	1,704	8.0
Venyu Solutions, Inc.	23,330	10.3	2,509	11.8
Channel Technologies Group, LLC (A)	19,066	8.5	484	2.3
Mitchell Rubber Products, Inc. (A)	18,491	8.2	1,758	8.3

Subtotal—five largest investments	119,284	52.9	8,180	38.5
Other portfolio companies	106,368	47.1	13,062	61.5

Total investment portfolio	$225,652	100.0%	$21,242	100.0%

(A)	New investment during the applicable year.
(B)	Investment income includes $4.1 million non-cash dividend recognized from recapitalization.

Other income increased 247.0% from the prior year, primarily due to $4.1 million of dividend income from the Galaxy recapitalization, $0.7 million in cash dividends received on preferred shares of Acme Cryogenics, Inc. (“Acme”) and elections by each of Mathey Investments, Inc.’s (“Mathey”) and Cavert II Holding Corp.’s (“Cavert”) to prepay $0.4 million of success fees during the fiscal year ended March 31, 2013. Other income for the year ended March 31, 2012, primarily consisted of $0.7 million of cash dividends received on preferred shares of Cavert, in connection with its recapitalization in April 2011, as well as an aggregate of $0.7 million of success fee income resulting from prepayments received from Mathey and Cavert during the year ended March 31, 2012.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 77.6% for the year ended March 31, 2013, primarily due to an increase in the incentive fee and dividend expense, as compared to the prior year.

The base management fee increased for the year ended March 31, 2013, as compared to the prior year, which is reflective of the increased size of our loan portfolio over the respective periods. An incentive fee was earned by the Adviser throughout the fiscal year ended March 31, 2013; however, the incentive fee was partially waived by the Adviser to ensure distributions to stockholders were covered entirely by net investment income during each respective quarter. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2013	2012
Average total assets subject to base management fee(A)	$270,600	$219,300
Multiplied by prorated annual base management fee of 2%	2.0%	2.0%

Base management fee(B)	5,412	4,386
Credit for fees received by Adviser from the portfolio companies	(1,107)	(1,106)

Net base management fee	$4,305	$3,280

Incentive fee(B)	2,585	19
Credit from waiver issued by Adviser’s board of directors	(221)	(54)

Net Incentive fee	$2,364	$(35)

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	(1,107)	(1,106)
Credit from waiver issued by Adviser’s board of directors(C)	(221)	(54)

Credit to fees from Adviser(B)	$(1,328)	$(1,160)

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

Interest and dividend expense increased 311.7% for the year ended March 31, 2013, as compared to the prior year, primarily due to $2.8 million of dividends we paid on our Term Preferred Stock during the fiscal year 2013, compared to $0.2 million for a portion of the prior year. Removing the effect of the preferred stock dividend payment, interest expense for the year ended March 31, 2013, increased 46.7% over the prior year, due mainly to increased average borrowings under the Credit Facility, partially offset by a decreased average borrowing rate upon renewal of the Credit Facility in October 2011, which resulted in the removal of the LIBOR minimum rate of 2.0%. The average balance outstanding on our Credit Facility during the year ended March 31, 2013, was $15.5 million, as compared to $7.3 million in the prior year. The effective interest rate charged on our borrowings for the year ended March 31, 2013, excluding the impact of deferred financing fees, was 5.5%, as compared to 10.0% for the prior year.

Amortization of deferred financing costs increased $0.3 million, or 72.3%, during the fiscal year ended March 31, 2013, as compared to the prior year, primarily due to the Term Preferred Stock offering costs being deferred and amortized, resulting in $0.4 million in amortization during the fiscal year ended March 31, 2013. Minimal amortization was recorded in the prior year, as the Term Preferred Stock offering was not completed until March 2012.

Realized and Unrealized Gain on Investments

Realized Gain

During the fiscal year ended March 31, 2013, we recorded a realized gain of $0.8 million relating to post-closing adjustments on our previous investment exit of A. Stucki Holding Corp. (“A. Stucki”). In April 2011, we recapitalized our investment in Cavert, receiving $8.5 million in proceeds and realizing a gain of $5.5 million. Additionally, we recorded post-closing adjustments related to the A. Stucki exit in June 2010 and the Chase II Holding Corp (“Chase”) exit in December 2010, which resulted in a net aggregate loss of $0.3 million during the year ended March 31, 2012.

Unrealized Appreciation and Depreciation

During the year ended March 31, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $0.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2013, were as follows:

		Year Ended March 31, 2013
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.	Control	$—	$20,640	$—	$20,640
Galaxy Tool Holding, Inc.	Control	—	12,057		12,057
Country Club Enterprises, LLC	Control	—	7,467	—	7,467
Mathey Investments, Inc.	Control	—	1,653	—	2,057
Precision Southeast, Inc.	Control	—	1,594	—	1,594
SBS, Industries, LLC	Control	—	1,238	—	1,238
A. Stucki Holding Corp.	Control	861	—	—	861
Drew Foam Company, Inc.	Control	—	750	—	750
SOG Specialty K&T, LLC	Control	—	(273)	—	(273)
Ginsey Home Solutions, Inc.	Control	—	(618)	—	(618)
Frontier Packaging, Inc.	Control	—	(872)	—	(872)
Quench Holdings Corp.	Affiliate	—	(944)	—	(944)
Acme Cryogenics, Inc.	Control	—	(962)	—	(962)
Channel Technologies Group, LLC	Affiliate	—	(1,288)	—	(1,288)
ASH Holdings Corp.	Control	—	(1,458)	—	(1,458)
Mitchell Rubber Products, Inc.	Control	—	(1,762)	—	(1,762)
Packerland Whey Products, Inc.	Affiliate	—	(2,131)	—	(2,131)
B-Dry, LLC	Non-Control/Non-Affiliate	—	(3,953)	—	(3,953)
Noble Logistics, Inc.	Affiliate	—	(6,420)	—	(6,420)
Danco Acquisition Corp.	Control	—	(8,225)	—	(8,225)
Tread Corp.	Control	—	(15,930)	—	(15,930)
Other, net (<$250 Net)	Various	(18)	241	—	223

Total		$843	$804	$—	$1,647

The primary changes in our net unrealized appreciation for the fiscal year ended March 31, 2013, were due to notable unrealized appreciation of our equity investment in Venyu, primarily due to increased portfolio company performance and an increase in certain comparable multiples used to estimate the fair value. We also experienced notable appreciation in our investments in Galaxy and CCE, primarily due to increased portfolio company performance. This unrealized appreciation was partially offset by notable depreciation of our debt investments in Danco Acquisition Corp. (“Danco”) and in our debt and equity investments in Tread, Noble Logistics, Inc. (“Noble”) and B-Dry, LLC (“B-Dry”), primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. Excluding the impact of the aforementioned portfolio companies, the net unrealized depreciation of $4.8 million recognized on our investments was primarily due to a decrease in certain comparable multiples used to estimate the fair value of our investments, partially offset by increases in the performance of certain of our portfolio companies.

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

The primary changes in our net unrealized appreciation for the year ended March 31, 2012, were notable appreciation in our equity investments in Acme, Mathey and SBS Industries, LLC (“SBS”), primarily due to both improved performance and an increase in multiples, and appreciation of our debt investment in Quench Holdings Corp. (“Quench”), which was paid off at par during the three months ended December 31, 2011. This appreciation was partially offset by increased notable depreciation in CCE, ASH and Danco, primarily due to decreased performance, as well as the reversal of previously-recorded unrealized appreciation on the Cavert recapitalization. Excluding the impact of the aforementioned portfolio companies, the net unrealized appreciation of $4.2 million recognized on our investments was primarily due to an increase in certain comparable multiples used to estimate the fair value of our investments, partially offset by decreases in the performance of certain of our portfolio companies.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $23.2 million of net unrealized depreciation and $24.0 million of net unrealized appreciation on our debt positions and equity holdings, respectively, for the year ended March 31, 2013. As of March 31, 2013, the fair value of our investment portfolio was less than our cost basis by approximately $39.9 million, as compared to $40.7 million as of March 31, 2012, representing net unrealized appreciation of approximately $0.8 million for fiscal year 2013. We believe that our aggregate investment portfolio was valued at a depreciated value due to the lingering effects of the recession that began in late 2007 and its effects on the performance of certain of our portfolio companies. Our entire investment portfolio was fair valued at 87.8% of cost as of March 31, 2013. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Loss on Other

Realized Loss on Interest Rate Caps

For the fiscal years ended March 31, 2013 and 2012, we recorded a net realized loss of $41 and $40, respectively, due to the expiration of interest rate cap agreements in each year.

Net Unrealized Appreciation on Borrowings

For the fiscal years ended March 31, 2013 and 2012, we recorded $0.9 million and $0, respectively, of net unrealized appreciation primarily due to increased borrowings outstanding and comparable market rates decreasing during the current year. Our Credit Facility was fair valued at $31.9 million as of March 31, 2013. There were no borrowings outstanding as of March 31, 2012.

Comparison of the Fiscal Year Ended March 31, 2012, to the Fiscal Year Ended March 31, 2011

	For the Fiscal Years Ended March 31,
	2012	2011	$ Change	% Change
INVESTMENT INCOME
Interest income	$19,588	$15,722	$3,866	24.6%
Other income	1,654	10,342	(8,688)	(84.0)

Total investment income	21,242	26,064	(4,822)	(18.5)

EXPENSES
Base management fee	4,386	3,979	407	10.2
Incentive fee	19	2,949	(2,930)	(99.4)
Administration fee	684	753	(69)	(9.2)
Interest and dividend expense	966	690	276	40.0
Amortization of deferred financing costs	459	491	(32)	(6.5)
Other	2,145	1,711	434	25.4

Total expenses before credits from Adviser	8,659	10,573	(1,914)	(18.1)
Credits to fees	(1,160)	(680)	(480)	70.6

Total expenses net of credits to fees	7,499	9,893	(2,394)	(24.2)

NET INVESTMENT INCOME	13,743	16,171	(2,428)	(15.0)

REALIZED AND UNREALIZED GAIN ON:
Net realized gain on investments	5,091	23,489	(18,398)	(78.3)
Net realized loss on other	(40)	—	(40)	NM
Net unrealized appreciation (depreciation) of investments	3,163	(23,197)	26,360	NM
Net unrealized appreciation (depreciation) of other	9	(24)	33	NM

Net realized and unrealized gain on investments and other	8,223	268	7,955	2968.3

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$21,966	$16,439	$5,527	33.6%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE – BASIC AND DILUTED	$0.99	$0.74	0.25	33.8%

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

Interest income from our investments in debt securities increased 24.6% for the year ended March 31, 2012, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2012, was approximately $159.0 million, compared to approximately $138.1 million for the prior year. This increase was primarily due to investments originated during the period in Venyu, Precision Southeast, Inc. (“Precision”), Mitchell Rubber Products, Inc. (“Mitchell”), SOG Specialty K&T, LLC (“SOG”), SBS and Channel Technologies Group, LLC (“Channel”) and the recapitalization of Cavert, partially offset by the exits from A. Stucki and Chase and the restructurings of Galaxy and CCE. As of March 31, 2012, two loans, ASH and CCE, were on non-accrual, with an aggregate weighted average principal balance of $14.3 million during the year ended March 31, 2012. CCE was put on non-accrual during the three months ended September 30, 2011. As of March 31, 2011, one loan, ASH, was on non-accrual, with a weighted average principal balance of $8.4 million during the year ended March 31, 2011.

The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and excluding receipts recorded as other income, for the year ended March 31, 2012, was 12.3%, compared to 11.4% for the prior year. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments. The increase in the weighted average yield for the year ended March 31, 2012, is a result of the exits of lower interest-bearing debt investments, such as A. Stucki,

Chase, Survey Sampling, LLC, Quench and American Greetings Corporation, which had an aggregate, weighted-average interest rate of 9.7% at the time of their respective exits, and the addition of higher-yielding debt investments in Venyu, Precision, Mitchell, SOG, SBS and Channel, which had an aggregate, weighted average interest rate of 13.1% as of March 31, 2012.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective fiscal years:

	As of March 31, 2012		Year Ended March 31, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC(A)	$30,096	13.3%	$1,725	8.1%
Acme Cryogenics, Inc.	28,301	12.6	1,704	8.0
Venyu Solutions, Inc.	23,330	10.3	2,509	11.8
Channel Technologies Group, LLC (A)	19,066	8.5	484	2.3
Mitchell Rubber Products, Inc. (A)	18,491	8.2	1,758	8.3

Subtotal—five largest investments	119,284	52.9	8,180	38.5
Other portfolio companies	106,368	47.1	13,062	61.5

Total investment portfolio	$225,652	100.0%	$21,242	100.0%

	As of March 31, 2011		Year Ended March 31, 2011
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc. (A)	$25,012	16.3%	$1,056	4.1%
Acme Cryogenics, Inc.	19,906	13.0	1,737	6.7
Cavert II Holding Corp.	18,252	11.9	1,675	6.4
Noble Logistics, Inc.	13,183	8.6	1,468	5.6
Danco Acquisition Corp.	12,746	8.3	1,599	6.1

Subtotal—five largest investments	89,099	58.1	7,535	28.9
Other portfolio companies	64,186	41.9	18,529	71.1

Total investment portfolio	$153,285	100.0%	$26,064	100.0%

(A)	New investment during the applicable year.

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

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, decreased 18.1% for the year ended March 31, 2012, primarily due to a decrease in the incentive fee expense, as compared to the prior year.

The base management fee increased for the year ended March 31, 2012, as compared to the prior year, which is reflective of the increased size of our loan portfolio over the respective periods. The increase in the credit we received from the Adviser was a result of additional fees earned by the Adviser during the year ended March 31, 2012, related to the closings of our investments in Mitchell, SOG, SBS and Channel. The Adviser earned an incentive fee of $19 during the three months ended June 30, 2011, because net investment income for the quarter was above the hurdle rate. The incentive fee earned during the prior year was primarily due to other income recorded in connection with the sales of A. Stucki and Chase. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2012	2011
Average total assets subject to base management fee(A)	$219,300	$198,950
Multiplied by annual base management fee of 2%	2.0%	2.0%

Base management fee(B)	4,386	3,979
Fee reduction for the waiver of 2.0% fee on senior syndicated loans to 0.5%	—	(15)
Credit for fees received by Adviser from the portfolio companies	(1,106)	(665)

Net base management fee	$3,280	$3,299

Incentive fee(B)	$19	$2,949
Credit from voluntary, irrevocable waiver issued by Adviser’s board of directors(C)	(54)	—

Net incentive fee	$(35)	$2,949

Total credits to fees:
Fee reduction for the voluntary, irrevocable waiver of 2.0% fee on senior syndicated loans to 0.5%	$—	$(15)
Credit for fees received by Adviser from portfolio companies	(1,106)	(665)
Incentive fee credit	(54)	—

Credit to base management and incentive fees from Adviser(B)	$(1,160)	$(680)

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

Interest and dividend expense increased 40.0% for the year ended March 31, 2012, as compared to the prior year, primarily due to $0.2 million of dividends we paid on our Term Preferred Stock during a part of fiscal year 2012. Removing the effect of the Term Preferred Stock dividend payment, interest expense for the year ended March 31, 2012, increased 11.3% over the prior year, due mainly to increased average borrowings under the Credit Facility, partially offset by a decreased average borrowing rate upon renewal of the Credit Facility in October 2011. The average balance outstanding on our Credit Facility during the year ended March 31, 2012, was $7.3 million, as compared to $2.9 million in the prior year. The effective interest rate charged on our borrowings for the year ended March 31, 2012, excluding the impact of deferred financing fees, was 10.0%, as compared to 22.7% for the prior year, which was inflated upward due to an ongoing unused commitment fee being allocated against minimal borrowings outstanding on our Credit Facility during the year ended March 31, 2011.

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

The primary changes in our net unrealized appreciation for the year ended March 31, 2012, were notable appreciation in our equity investments in Acme, Mathey and SBS, primarily due to both improved performance and an increase in multiples, and appreciation of our debt investment in Quench, which was paid off at par during the three months ended December 31, 2011. This appreciation was partially offset by increased depreciation in CCE, ASH and Danco, primarily due to decreased performance, as well as the reversal of previously-recorded unrealized appreciation on the Cavert recapitalization. Excluding the impact of the aforementioned portfolio companies, the net unrealized appreciation of $4.2 million recognized on our investments was primarily due to an increase in certain comparable multiples used to estimate the fair value of our investments, partially offset by decreases in the performance of certain of our portfolio companies.

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

The primary changes in our net unrealized depreciation for the year ended March 31, 2011, were the reversal of previously-recorded unrealized appreciation on the A. Stucki and Chase sales, the unrealized depreciation recorded on Galaxy, which underwent a restructuring that resulted in the conversion of $12.1 million of debt at fair value as of June 30, 2010, into preferred and common equity, and a full markdown in fair value of ASH, which had a fair value of $0 as of March 31, 2011. Considerable appreciation was experienced in our equity holdings of Acme, Noble and Cavert. Excluding the impact of Galaxy, A. Stucki and Chase, the net unrealized appreciation recognized on our portfolio investments was primarily due to an increase in certain comparable multiples and, to a lesser extent, the performance of some of our portfolio companies used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $7.6 million of net unrealized depreciation and $10.8 million of net unrealized appreciation on our debt positions and equity holdings, respectively, for the year ended March 31, 2012. As of March 31, 2012, the fair value of our investment portfolio was less than our cost basis by approximately $40.7 million, as compared to $43.9 million as of March 31, 2011, representing net unrealized appreciation of approximately $3.2 million for fiscal year 2012. We believe that our aggregate investment portfolio was valued at a depreciated value due to the general instability of the loan markets and lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 84.7% of cost as of March 31, 2012. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Gain and Loss on Other

Realized Loss

For the year ended March 31, 2012, we recorded a net realized loss of $40 due to the expiration of one of our interest rate cap agreement. There were no non-investment realized gains or losses during the year ended March 31, 2011.

Unrealized Appreciation and Depreciation

For the year ended March 31, 2012, we recorded a minimal amount of unrealized appreciation due to the reversal of previously-recorded unrealized depreciation on an interest rate cap agreement upon its expiration and the resulting realized loss, partially offset by the decrease in fair value of our interest rate cap agreements. For the year ended March 31, 2011, we recorded unrealized depreciation of $24 due to the decrease in fair value of our interest rate cap agreements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the year ended March 31, 2013, was approximately $39.7 million, as compared to $48.7 million during the year ended March 31, 2012. This decrease in cash used in operating activities was primarily due to the increase in principal repayments received from portfolio companies during the year ended March 31, 2013, when compared to the prior year. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, management fees to the Adviser, and other entity-level expenses.

As of March 31, 2013, we had equity investments in or loans to 21 private companies with an aggregate cost basis of approximately $326.4 million. As of March 31, 2012, we had investments in equity of, loans to or syndicated participations in 17 private companies with an aggregate cost basis of approximately $266.4 million. The following table summarizes our total portfolio investment activity during the years ended March 31, 2013 and 2012:

	Years Ended March 31,
	2013	2012
Beginning investment portfolio, at fair value	$225,652	$153,285
New investments	68,004	76,895
Disbursements to existing portfolio companies	15,498	14,403
Scheduled principal repayments	(363)	(921)
Unscheduled principal repayments	(24,856)	(18,233)
Proceeds from sales	(3,182)	(8,031)
Net realized gain	843	5,091
Net unrealized appreciation	804	9,184
Reversal of net unrealized appreciation	—	(6,021)
Other cash activity, net	(24)	—
Other non-cash activity(A)	4,106	—

Ending investment portfolio, at fair value	$286,482	$225,652

(A)

In February 2013, we recapitalized our investment in Galaxy, converting $8.2 million of Galaxy preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. The $4.1 million in accrued dividends increased our cost basis in Galaxy.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2013:

		Amount
For the fiscal year ending March 31:	2014	$20,118
	2015	64,348
	2016	42,164
	2017	60,935
	2018	51,983
	Thereafter	—

	Total contractual repayments	$239,548
	Investments in equity securities	87,129
	Adjustments to cost basis on debt securities	(256)

	Total cost basis of investments held as of March 31, 2013:	$326,421

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2013, was approximately $34.1 million, consisting primarily of proceeds from the common stock issuance of $31.0 million and net borrowings on the short-term loan and Credit Facility in excess of repayments by $18.0 million, partially offset by $14.5 million in distributions to common stockholders. Net cash provided by financing activities for the year ended March 31, 2012, was approximately $59.6 million, consisting primarily of proceeds from the issuance of our Term Preferred Stock of $40.0 million and net borrowings on the short-term loan in excess of repayments by $36.0 million, partially offset by $13.6 million in distributions to common stockholders.

Distributions

To qualify as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.040 per common share for each month during the year ended March 31, 2011. During the fiscal year ended March 31, 2012, we declared and paid monthly cash distributions of $0.045 per common share for the months of April, May and June 2011 and $0.050 per common share for the months of July 2011 through March 2012. During the fiscal year ended March 31, 2012, we also paid a cash distribution of $0.12369792 per share of our Term Preferred Stock, representing the pro-rated monthly distribution amount for the period that the Term Preferred Stock was issued and outstanding in the month of March 2013. Additionally, our Board of Directors declared, and we paid, a one-time dividend of $0.03 per common share in March 2012. In total, our cash distributions to common stockholders were approximately $13.6 million, or $0.615 per common share. We declared and paid monthly cash distributions of $0.050 per common share for each month during the year ended March 31, 2013. We declared these distributions based on our estimates of net taxable income for the year ended March 31, 2013. During the fiscal year ended March 31, 2013, we also paid cash distributions in the aggregate of $1.78125 per share on our Term Preferred Stock.

For the fiscal years ended March 31, 2013 and 2012, our distributions to common stockholders of approximately $14.5 million and $13.6 million, respectively, were less than our taxable income over the same years. At both year-ends, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

Equity

We filed a universal registration statement (the “Registration Statement”) on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the Registration Statement on July 17, 2012. The SEC declared the Registration Statement effective on July 26, 2012. The Registration Statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities. To date, under the Registration Statement, we have issued $30.0 million in common stock. Currently, we have the availability to raise up to $270.0 million of additional capital through the sale of securities that are registered under the Registration Statement in one or more future public offerings.

Common Stock

Pursuant to our Registration Statement, on October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below then current NAV of $8.65 per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On March 28, 2013, our stock closed trading at $7.31, representing a 19.7% discount to our NAV as of March 31, 2013 of $9.10 per share. On May 10, 2013, the closing market price of our common stock was $7.25 per share, representing a 20.3% discount to our NAV as of March 31, 2013. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our annual meeting of stockholders held on August 9, 2012, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. We will again ask our stockholders to approve such a proposal at the 2013 annual meeting of stockholders.

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

Revolving Credit Facility

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement providing for a $70.0 million revolving line of credit (the “Credit Facility”) arranged by KEF as administrative agent. BB&T also joined the Credit Facility as a lender. The fifth amended and restated agreement increased the net commitment amount from $60.0 million to $70.0 million and extended the maturity date approximately six months to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, as applicable. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility will generally bear interest at the 30-day London Interbank Offered Rate (“LIBOR”), plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. We incurred fees of $0.3 million in connection with this fifth amended and restated agreement.

The Credit Facility replaced the prior revolving line of credit entered into by us, BB&T and KEF, on October 26, 2011, providing for a $60.0 million, three-year revolving line of credit, which was scheduled to mature on October 25, 2015, and, if not renewed or extended by October 25, 2015, all principal and interest would have been due and payable on or before October 25, 2016.

As of March 31, 2013, we had $31.0 million in borrowings outstanding with approximately $29.0 million of availability under the revolving line of credit, which, as previously noted, was replaced by the Credit Facility subsequent to the fiscal year ended March 31, 2013. Up to and including the date we entered into the Credit Facility, we were in compliance with all covenants of the revolving line of credit.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2014, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50% of all equity and subordinated debt raised after April 30, 2013, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of May 10, 2013, we were in compliance with all covenants.

In April 2010, we entered into a forward interest rate cap agreement, effective May 2011 which expired in May 2012, for a notional amount of $45.0 million that effectively limited the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the revolving line of credit. We incurred a premium fee of approximately $41 in conjunction with this agreement.

In December 2011, we entered into a forward interest rate cap agreement, effective May 2012 and expiring in October 2013, for a notional amount of $50.0 million that effectively limits the interest rate on a portion of the borrowings under the line of credit pursuant to the terms of the revolving line of credit and the Credit Facility. We incurred a premium fee of $29 in conjunction with this agreement.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. KEF is also the trustee of the account and generally remits the collected funds to us once a month. As of May 10, 2013, the amount due from the custodian was $0.

The Adviser services the loans pledged under the Credit Facility. As a condition to this servicing arrangement, we executed a performance guaranty whereby the Adviser guaranteed it would comply with all of its obligations under the Credit Facility. As of May 10, 2013, we were in compliance with the covenants under the performance guaranty.

Our continued compliance with these covenants depends on many factors, some of which are beyond our control. In particular, depreciation in the valuation of our assets, which is partially subject to changing market conditions that are presently very volatile, affects our ability to comply with these covenants. Our entire portfolio was fair valued at 82.0% of cost as of March 31, 2013. Given the unstable capital markets, net unrealized depreciation in our portfolio may return in future periods and threaten our ability to comply with the covenants under our Credit Facility. Accordingly, there are no assurances that we will be able to continue to comply with these covenants. Failure to comply with these covenants would result in a default, which, if we are unable to obtain a waiver from the lenders, could accelerate our repayment obligations under the Credit Facility and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions to our stockholders, as more fully described below.

The Credit Facility matures on April 30, 2016, and, if the Credit Facility is not renewed or extended by this date, all unpaid principal and interest will be due and payable on or before April 30, 2017. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility on terms that are favorable to us, or at all. Our ability to obtain replacement financing will be constrained by then current economic conditions affecting the credit markets. If we are not able to renew, extend or refinance the Credit Facility, this would likely have a material adverse effect on our liquidity and ability to fund new investments or pay distributions to our stockholders. Our inability to pay distributions could result in our failure to qualify to be taxed as a RIC. Consequently, any income or gains could become taxable at corporate rates. If we are unable to secure replacement financing or issue Senior Securities in place of the Credit Facility, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses. Such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under the Credit Facility. The asset coverage requirement of a BDC under Section 18(h) of the 1940 Act effectively limits our ability to issue Senior Securities by requiring that the asset coverage on all of our Senior Securities (after such issuance) be at least 200%. Based on the recent trading prices of our common stock, a common equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings and assets and voting interest in us.

Short-Term Loan

For each quarter ended since June 30, 2009, we satisfied the 50% threshold to maintain RIC status, in part, through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured and we repaid the short-term loan, at which time we again fell below the 50% threshold. Therefore, before the end of the most recent quarter, on March 28, 2013, we purchased $65.0 million short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”). The T-Bills were purchased on margin using $7.0 million in cash and the proceeds from a $58.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.42%. On April 4, 2013, when the T-Bills matured, we repaid the $58.0 million loan from Jefferies and received the $7.0 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of March 31, 2013 and 2012 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $3.8 million of obligations of ASH and CCE. As of March 31, 2013, we have not been required to make any payments on any of the guaranties and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of March 31, 2013, at cost:

	Payments Due by Period
		Less than			More than
Contractual Obligations(A)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Short-term loan	$58,016	$58,016	$—	$—	$—
Credit Facility	31,000	—	—	31,000	—
Term Preferred Stock	40,000	—	—	40,000	—
Other secured borrowings	5,000	—	—	5,000	—
Interest payments on obligations(B)	17,827	4,601	9,202	4,024	—

Total	$151,843	$62,617	$9,202	$80,024	$—

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $5.5 million.
(B)

Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Interest payments on the Credit Facility include only the unused commitment fee, as there were no borrowings outstanding under the Credit Facility as of March 31, 2013. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates. We have identified our most critical accounting policies as follows:

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

As of March 31, 2013 and 2012, all of our investments were valued using Level 3 inputs. See Note 3–Investments in our accompanying notes to our Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

In determining the value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter, our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio.

The Policy, which is summarized below, applies to the following categories of securities:

•	Publicly-traded securities;

•	Securities for which a limited market exists; and

•	Securities for which no market exists.

Valuation Methods:

Publicly traded securities: The Adviser determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of March 31, 2013 and 2012, we did not have any investments in publicly traded securities.

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

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Adviser developed a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. As of March 31, 2013 and 2012, we had no syndicated investments.

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities, are submitted to our Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when the Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, the Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio. The Adviser and our management recommended, and our Board of Directors voted to accept, the opinions of value delivered by SPSE on the loans in our portfolio as denoted on our accompanying Consolidated Schedule of Investments.

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

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund. As March 31, 2013 and 2012, we had no non-control equity securities of other funds.

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

Credit Information: The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and the Adviser generally participate in the periodic board meetings of our portfolio companies in which we hold Control and Affiliate investments and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates the credit statistics.

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

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by a Nationally Recognized Statistical Rating Organization (“NRSRO”). While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. The primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB or Baa2 from an NRSRO, however, no assurance can be given that a >10 on the scale is equal to a BBB or Baa2 on an NRSRO scale.

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

(a)

The default rates set forth are for a 10-year term debt security. If a debt security is less than 10 years, then the probability of default is adjusted to a lower percentage for the shorter period, which may move the security higher on our risk rating scale

The above scale gives an indication of the probability of default and the magnitude of the loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of March 31, 2013, two control investments, ASH and Tread, were on non-accrual with an aggregate fair value of $0. As of March 31, 2012, two control investments, ASH and CCE, were on non-accrual with a fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of March 31, 2013 and 2012, representing approximately 100.0%, of the principal balance of all loans in our portfolio at the end of each period:

	As of March 31,
Rating	2013	2012
Highest	7.4	7.9
Average	5.2	5.0
Weighted Average	5.3	5.3
Lowest	1.3	2.4

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. However, we did incur an excise tax of $31 and $30 for the calendar years ended December 31, 2012 and 2011, respectively. Under the RIC Modernization Act (the “RIC Act”), we will be permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2013, ASH and Tread were on non-accrual. These non-accrual loans had an aggregate cost value of $24.9 million, or 10.4% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2012, ASH and CCE were on non-accrual. These non-accrual loans had an aggregate cost value of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision as of March 31, 2013. During the year ended March 31, 2012, we recorded PIK income of $7. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan which had a PIK provision was paid off at par in July 2011.

Other Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. We recorded and collected $4.9 million of dividends in the fiscal year ended March 31, 2013. In February 2013, we recapitalized our investment in Galaxy, converting $8.2 million of Galaxy preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. We recognized $4.1 million in dividend income related to this recapitalization. The remainder of the dividend income recorded during the year ended March 31, 2013, resulted from the collection of cash for accrued dividends on our preferred shares of Acme and Drew Foam. During the year ended March 31, 2012, we recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert.

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $0.8 million of success fees during the year ended March 31, 2013, representing prepayments received from Mathey and Cavert. During the year ended March 31, 2012, we recorded success fees of $0.7 million representing prepayments received from Mathey and Cavert.

Both dividends and success fees are recorded in Other income in our accompanying Consolidated Statements of Operations.

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

While we expect that ultimately approximately 20% of the loans in our portfolio will be made at fixed rates, with approximately 80% made at variable rates or variables rates with a floor mechanism, all of our variable-rate loans have rates associated with either the current LIBOR or Prime Rate. As of March 31, 2013, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

80.1	Variable rates with a floor
19.9	Fixed rates

100.0%	Total

The U.S. is recovering from the recession that began in late 2007. Despite signs of economic improvement, unstable economic conditions could adversely affect the financial position and results of operations of certain of the middle-market companies in our portfolio, which ultimately could lead to difficulty in meeting debt service requirements and an increase in defaults. During the year ended March 31, 2010, we experienced write-downs across our portfolio, most of which were due to reductions in comparable multiples and market pricing and to a lesser extent reductions in the performance of certain portfolio companies used to estimate the fair value of our investments. There can be no assurance that the performance of our portfolio companies will not be further impacted by economic conditions, which could have a negative impact on our future results.

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a Credit Facility providing for a $70.0 million revolving line of credit. The Credit Facility matures on April 30, 2016, and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). Advances under the Credit Facility will generally bear interest at the 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. This replaced the previous revolving line of credit that we entered into in October 2011 and amended to extend in October 2012. In connection with the extension and renewal of the previous revolving line of credit, in December 2012, we entered into a forward interest rate cap agreement, effective May 2013 and expiring in October 2013. The interest rate cap agreement remains in effect. As of March 31, 2013, the interest rate cap agreement had a minimal fair value.

The current interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the one month LIBOR exceed the payments on the current notional amount at 6.0%. This agreement effectively caps our interest payments on our line of credit borrowings, up to the notional amount of the interest rate cap over the remaining term of the agreement. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates.

All of our variable-rate loans have rates generally associated with either the current LIBOR or prime rate.

To illustrate the potential impact of changes in interest rates on our net increase (decrease) in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2013 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (a)	Increase in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$1,280	$930	$350
Up 200 basis points	365	620	(255)
Up 100 basis points	36	310	(274)
Down 20 basis points	—	(63)	63

(a)	As of March 31, 2013, our effective average LIBOR was 0.20%, therefore the largest decrease in basis points that could occur was 20 basis points.

Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net (decrease) increase in net assets resulting from operations. Accordingly, actual results could differ significantly from those in the hypothetical analysis in the table above.

We may also experience risk associated with investing in securities of companies with foreign operations. Some of our portfolio companies have operations located outside the U.S. These risks include, but are not limited to, fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Controls and Financial Reporting

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

May 14, 2013

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets and cash flows present fairly, in all material respects, the financial position of Gladstone Investment Corporation (the “Company”) and its subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities as of March 31, 2013, by correspondence with the custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA
May 14, 2013

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2013	2012

ASSETS
Investments at fair value
Control investments (Cost of $263,522 and $186,743 respectively)	$243,803	$157,544
Affiliate investments (Cost of $52,566 and $70,015, respectively)	36,659	58,831
Non-Control/Non-Affiliate investments (Cost of $10,333 and $9,637, respectively)	6,020	9,277

Total investments at fair value (Cost of $326,421 and $266,395, respectively)	286,482	225,652
Cash and cash equivalents	85,904	91,546
Restricted cash	626	1,928
Interest receivable	1,309	1,250
Due from custodian	1,677	1,527
Deferred financing costs	2,336	2,792
Other assets	1,469	602

TOTAL ASSETS	$379,803	$325,297

LIABILITIES
Borrowings:
Short-term loan at fair value (Cost of $58,016 and $76,005, respectively)	$58,016	$76,005
Line of credit at fair value (Cost of $31,000 and $0, respectively)	31,854	—
Other secured borrowings (Cost of $5,000 and $0, respectively)	5,000	—

Total borrowings (Cost of $94,016 and $76,005, respectively)	94,870	76,005
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding as of March 31, 2013 and 2012	40,000	40,000
Accounts payable and accrued expenses	1,069	506
Fees due to Adviser(A)	2,067	496
Fee due to Administrator(A)	221	218
Other liabilities	613	856

TOTAL LIABILITIES	138,840	118,081

Commitments and contingencies(B)

NET ASSETS	$240,963	$207,216

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 26,475,958 and 22,080,133 shares issued and outstanding as of March 31, 2013 and 2012, respectively	$26	$22
Capital in excess of par value	287,713	257,131
Cumulative net unrealized depreciation of investments	(39,939)	(40,743)
Cumulative net unrealized depreciation of other	(883)	(68)
Net investment income in excess of distributions	2,691	321
Accumulated net realized loss	(8,645)	(9,447)

TOTAL NET ASSETS	$240,963	$207,216

NET ASSET VALUE PER SHARE AT END OF YEAR	$9.10	$9.38

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 12—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2013	2012	2011
INVESTMENT INCOME
Interest income:
Control investments	$17,568	$12,548	$10,108
Affiliate investments	5,897	5,593	4,003
Non-Control/Non-Affiliate investments	1,329	1,440	1,578
Cash and cash equivalents	4	7	33

Total interest income	24,798	19,588	15,722
Other income:
Control investments	5,339	1,477	10,342
Affiliate investments	401	—	—
Non-Control/Non-Affiliate investments	—	177	—

Total other income	5,740	1,654	10,342

Total investment income	30,538	21,242	26,064

EXPENSES
Base management fee(A)	5,412	4,386	3,979
Incentive fee(A)	2,585	19	2,949
Administration fee(A)	785	684	753
Interest expense on borrowings	1,127	768	690
Dividends on mandatorily redeemable preferred stock	2,850	198	—
Amortization of deferred financing costs	791	459	491
Professional fees	541	591	473
Other general and administrative expenses	1,287	1,554	1,238

Expenses before credits from Adviser	15,378	8,659	10,573
Credits to fees(A)	(1,328)	(1,160)	(680)

Total expenses net of credits to fees	14,050	7,499	9,893

NET INVESTMENT INCOME	$16,488	$13,743	$16,171

REALIZED AND UNREALIZED GAIN
Net realized gain:
Control investments	843	5,087	23,471
Non-Control/Non-Affiliate investments	—	4	18
Other	(41)	(40)	—

Total net realized gain	802	5,051	23,489
Net unrealized (depreciation) appreciation:
Control investments	9,480	3,045	(28,325)
Affiliate investments	(4,723)	(596)	4,473
Non-Control/Non-Affiliate investments	(3,953)	714	655
Other	(815)	9	(24)

Total net unrealized (depreciation) appreciation	(11)	3,172	(23,221)

Net realized and unrealized gain	791	8,223	268

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,279	$21,966	$16,439

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE:
Basic and Diluted	$0.71	$0.99	$0.74

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	24,189,148	22,080,133	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2013	2012	2011
OPERATIONS:
Net investment income	$16,488	$13,743	$16,171
Net realized gain on investments	843	5,091	23,489
Net realized loss on other	(41)	(40)	—
Net unrealized appreciation (depreciation) of investments	804	3,163	(23,197)
Net unrealized (depreciation) appreciation of other	(815)	9	(24)

Net increase in net assets from operations	17,279	21,966	16,439

CAPITAL TRANSACTIONS:
Issuance of common stock	32,969	—	—
Shelf offering registration costs, net	(1,954)	—	10

Net increase in net assets from capital transactions	31,015	—	10

DISTRIBUTIONS TO COMMON STOCKHOLDERS FROM:
Net investment income	(14,547)	(13,579)	(10,598)

Total increase in net assets	33,747	8,387	5,851
Net assets at beginning of year	207,216	198,829	192,978

Net assets at end of year	$240,963	$207,216	$198,829

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$17,279	$21,966	$16,439
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(87,607)	(91,298)	(43,634)
Principal repayments of investments	25,243	19,154	62,482
Proceeds from the sale of investments	3,181	8,031	35,009
Net realized gain on investments	(843)	(5,091)	(23,489)
Net realized loss on other	41	40	—
Net unrealized (appreciation) depreciation of investments	(804)	(3,163)	23,197
Net unrealized depreciation (appreciation) of other	815	(9)	24
Net amortization of premiums and discounts	—	—	8
Amortization of deferred financing costs	791	459	491
Decrease (increase) in restricted cash	1,302	2,571	(4,499)
(Increase) decrease in interest receivable	(59)	(513)	497
(Increase) decrease in due from custodian	(150)	(668)	76
(Increase) decrease in other assets	(867)	162	(438)
Increase (decrease) in accounts payable and accrued expenses	613	197	(1)
Increase (decrease) in fees due to Adviser(A)	1,571	(3)	(222)
Increase in administration fee payable to Administrator(A)	3	47	22
(Decrease) increase in other liabilities	(243)	(553)	1,114

Net cash (used in) provided by operating activities	(39,734)	(48,671)	67,076

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the issuance of common stock	31,015	—	10
Proceeds from short-term loans	250,063	254,507	207,401
Repayments on short-term loans	(268,052)	(218,502)	(242,401)
Proceeds from Credit Facility	144,000	59,200	24,000
Repayments on Credit Facility	(113,000)	(59,200)	(51,800)
Proceeds from secured borrowings	5,000	—	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	40,000	—
Purchase of derivatives	—	(29)	(41)
Deferred financing costs	(387)	(2,760)	(784)
Distributions paid to common stockholders	(14,547)	(13,579)	(10,598)

Net cash provided by (used in) financing activities	34,092	59,637	(74,213)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,642)	10,966	(7,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,546	80,580	87,717

CASH AND CASH EQUIVALENTS, END OF YEAR	$85,904	$91,546	$80,580

CASH PAID DURING YEAR FOR INTEREST	$1,079	$777	$762

NON-CASH ACTIVITIES(B)	$4,106	$—	$527

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	2013:	In February 2013, we recapitalized our investment in Galaxy Tool Holdings Corp. (“Galaxy”), converting $8.2 million of Galaxy preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. We recognized $4.1 million in dividend income on our Statements of Operations during the year ended March 31, 2013 related to this recapitalization.

	2011:	Non-cash activities represent real property distributed to shareholders of A.Stucki Holding Corp. prior to its sale in June 2010, from which we recorded dividend income of $515 and $12 of paid in-kind income from our syndicated loan to Survey Sampling, LLC. The distributed property is included in our Condensed Schedule of Investments under Neville Limited as of March 31, 2012, and its fair value was recognized as other income on our Statements of Operations during the year ended March 31, 2012. This property was sold during the three months ended December 31, 2011.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(F)		6,984	11,292
		Common Stock (418,072 shares)(C)(F)		1,045	1,179
		Common Stock Warrants (465,639 shares)(C)(F)		25	369

				22,554	27,340

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $288 available (3.0%, Due 3/2015)(G)	7,912	7,856	—
		Senior Subordinated Term Debt (2.0%, Due 3/2015)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($500)

				16,410	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	3,467
		Guaranty ($2,000)
		Guaranty ($1,370)

				11,725	7,467

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $282 available (4.0%, Due 8/2015)(D)	2,868	2,868	717
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	644
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	2,199
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	287
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				17,891	3,847

Drew Foam Company, Inc.	Manufacturing — molds and fabricates expanded polystyrene	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(F)		3,375	3,511
		Common Stock (5,372 shares)(C)(F)		63	676

				14,351	15,100

Frontier Packaging, Inc.	Manufacturing — packaging products	Senior Term Debt (12%, Due 12/2017)		12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	653
		Common Stock (152 shares)(C)(F)		153	—

				14,026	13,153

Galaxy Tool Holding Corp.	Manufacturing — aerospace and Plastics	Senior Subordinated Term Debt (13.5%, Due 8/2017)	15,520	15,520	15,520
		Preferred Stock (5,373,186 shares)(F)		11,464	5,356
		Common Stock (48,093 shares)(C)(F)		48	—

				27,032	20,876

Ginsey Home Solutions, Inc.	Retail and Service — children and home products	Senior Subordinate Term Debt (13.5%, Due 1/2018)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	8,783
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	21,833

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,817

				9,379	14,419

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679
		Preferred Stock (27,900 shares)(C)(F)		2,790	3,051
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	16,730

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,273
		Common Stock (90,909 shares)(C)(F)		91	955

				9,775	11,003

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,253
		Common Stock (221,500 shares)(C)(F)		221	4,635

				13,570	18,243
SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,423

				28,148	29,822
Tread Corp.	Manufacturing — storage and transport equipment	Revolving Credit Facility, $1,014 available (12.5%, Due 6/2013)(G)	1,736	1,736	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 5/2015)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(D)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				14,833	—
Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	24,970

				25,000	43,970

Total Control Investments (represents 85.1% of total investments at fair value)				$263,522	$243,803

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	2,200	2,200	2,258
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,805
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,803

				8,715	9,866

Channel Technologies Group, LLC	Manufacturing — acoustic products	Revolving Credit Facility, $0 available (7.0%, Due 5/2013)(D)	1,250	1,250	1,248
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,596	5,596	5,589
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,737
		Preferred Stock (1,599 shares)(C)(F)		1,599	275
		Common Stock (1,598,616 shares)(C)(F)		—	—

				19,195	17,849

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (10.5%, Due 1/2015)(D)	800	800	360
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	3,252
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	1,643
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	1,643
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,759	6,898

Packerland Whey Products, Inc.	Manufacturing — dairy, meat, and protein supplements	Preferred Stock (248 shares)(C)(F)		2,479	367
		Common Stock (247 shares)(C)(F)		21	—

				2,500	367

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	1,679
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	1,679

Total Affiliate Investments (represents 12.8% of total investments at fair value)				$52,566	$36,659

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Revolving Credit Facility, $0 available (6.5%, Due 5/2014)(D)	750	750	450
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,433	6,443	3,866
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	1,704
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	6,020

Total Non-Control/Non-Affiliate Investments (represents 2.1% of total investments at fair value)				$10,333	$6,020

TOTAL INVESTMENTS(H)				$326,421	$286,482

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect as of March 31, 2013, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2013.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(F)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)

Aggregate gross unrealized depreciation for federal income tax purposes is $78,959; aggregate gross unrealized appreciation for federal income tax purposes is $38,650. Net unrealized depreciation is $40,309 based on a tax cost of $326,792.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	10,994
		Common Stock (418,072 shares)(C)(F)		1,045	2,132
		Common Stock Warrants (465,639 shares)(C)(F)		25	675

				22,554	28,301

ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $570 available (3.0%, Due 3/2013)(G)	6,430	6,388	—
		Senior Subordinated Term Debt (2.0%, Due 3/2013)(G)	6,250	6,060	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($750)

				14,952	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (14.0%, Due 11/2014)(G)	4,000	4,000	—
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	—
		Guaranty ($2,000)
		Guaranty ($1,998)

				11,725	—

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2013)	5,220	5,220	5,220
		Preferred Stock (4,111,907 shares)(C)(F)		19,658	1,493
		Common Stock (48,093 shares)(C)(F)		48	—

				24,926	6,713

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2013)	2,375	2,375	2,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (2.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	4,164

				10,379	13,766

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679
		Preferred Stock (27,900 shares)(C)(F)		2,790	2,954
		Common Stock (27,900 shares)(C)(F)		28	1,858

				16,378	18,491

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Revolving Credit Facility, $251 available (7.5%, Due 9/2012)	749	749	749
		Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	1,634
		Common Stock (90,909 shares)(C)(F)		91	—

				10,524	10,158

SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,087
		Common Stock (221,500 shares)(C)(F)		221	3,563

				13,570	17,005

SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,697

				28,148	30,096

Tread Corp.	Manufacturing — storage and transport equipment	Senior Subordinated Term Debt (12.5%, Due 5/2013)	7,750	7,750	7,750
		Preferred Stock (832,765 shares)(C)(F)		833	1,080
		Common Stock (129,067 shares)(C)(F)		1	96
		Common Stock Warrants (1,247,727 shares)(C)(F)		3	758

				8,587	9,684

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	4,330

				25,000	23,330

Total Control Investments (represents 69.8% of total investments at fair value)				$186,743	$157,544

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS (Continued)

MARCH 31, 2012

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.(H)	Manufacturing — bailing wire	Senior Term Debt (10.0%, Due 4/2016)(D)(E)	$1,050	$1,050	$1,067
		Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	5,700	5,700	5,771
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,741
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,596

				13,265	14,175

Channel Technologies Group, LLC	Manufacturing — acoustic products	Revolving Credit Facility, $400 available (7.0%, Due 12/2012)(D)	850	850	843
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,926	5,926	5,875
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,642
		Preferred Stock (1,599 shares)(C)(F)		1,599	1,631
		Common Stock (1,598,616 shares)(C)(F)		—	75

				19,125	19,066

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $450 available (10.0%, Due 10/2012)(D)	1,800	1,800	1,350
		Senior Term Debt (10.0%, Due 10/2012)(D)	2,575	2,575	1,931
		Senior Term Debt (12.5%, Due 4/2013)(D)(E)	8,891	8,891	6,669
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				15,769	9,950

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (10.5%, Due 1/2013)(D)	500	500	315
		Senior Term Debt (11.0%, Due 1/2013)(D)	7,227	7,227	4,553
		Senior Term Debt (10.5%, Due 1/2013)(D)	3,650	3,650	2,300
		Senior Term Debt (10.5%, Due 1/2013)(D)(E)	3,650	3,650	2,299
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	3,550
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,459	13,017

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	2,623
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	2,623

Total Affiliate Investments (represents 26.1% of total investments at fair value)				$70,015	$58,831

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Senior Term Debt (12.3%, Due 5/2014)(D)	6,477	6,477	6,356
		Senior Term Debt (12.3%, Due 5/2014)(D)	2,860	2,860	2,806
		Common Stock Warrants (55 shares)(C)(F)		300	115

				9,637	9,277

Total Non-Control/Non-Affiliate Investments (represents 4.1% of total investments at fair value)				$9,637	$9,277

TOTAL INVESTMENTS(I)				$266,395	$225,652

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect as of March 31, 2012, and due date represents the contractual maturity date.
(C)	Valued based on the indicative bid price on or near March 31, 2012, offered by the respective syndication agent’s trading desk or secondary desk.
(D)	Security is non-income producing.
(E)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2012.
(F)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(G)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares, or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(H)	Debt security is on non-accrual status.
(I)

Aggregate gross unrealized depreciation for federal income tax purposes is $61,659; aggregate gross unrealized appreciation for federal income tax purposes is $20,545. Net unrealized depreciation is $41,114 based on a tax cost of $266,766.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1.	ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio consisting of approximately 80% debt investment and 20% equity investment, at cost.

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

Classification of Investments

In accordance with the federal securities laws, we classify portfolio investments on our Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations and Consolidated Schedules of Investments into the following categories:

•	Control Investments—Control investments are generally those in which we own more than 25% of the equity securities or have greater than 50% representation on the board of directors;

•

Affiliate Investments—Affiliate investments are generally those in which we own from 5% to 25% of the equity securities and have less than 50% representation on the board of directors, or is otherwise deemed to be an affiliate of us under the 1940 Act; and

•	Non-Control/Non-Affiliate Investments—Non-Control/Non-Affiliate investments are generally those in which we own less than 5% of the equity securities.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (the “Board of Directors”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter, our Board of Directors reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

The Adviser uses generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time, the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When the Adviser obtains these specific, third-party appraisals, the Adviser uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

The Policy, summarized below, applies to publicly-traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly-traded securities: The Adviser determines the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security, adjusted for any decrease in value resulting from the restrictive feature. As of March 31, 2013 and 2012, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Adviser values securities that are not traded on an established secondary securities market but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, the Adviser assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if the Adviser concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, the Adviser bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Adviser uses the IBP as a basis for valuing the security, the Adviser may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent it had ready access to such qualified information.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, the Adviser develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Adviser believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. As of March 31, 2013 and 2012, we had no syndicated investments.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical, secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and, as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund. As of March 31, 2013 and 2012, we had no non-control equity securities of other funds.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2013, ASH Holdings Corp. (“ASH”) and Tread Corp. (“Tread”) were on non-accrual. These non-accrual loans had an aggregate cost value of $24.9 million, or 10.4% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2012, ASH and Country Club Enterprises, LLC (“CCE”) were on non-accrual. These non-accrual loans had an aggregate cost value of $16.4 million, or 8.6% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

We did not hold any loans in our portfolio that contained a PIK provision as of March 31, 2013. During the year ended March 31, 2012, we recorded PIK income of $7. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. The sole loan which had a PIK provision was paid off, at par, in July 2011.

Other Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. We recorded and collected $4.9 million of dividends in the fiscal year ended March 31, 2013. In February 2013, we recapitalized our investment in Galaxy, converting $8.2 million of Galaxy Tool Holdings Corp. (“Galaxy”) preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. We recognized $4.1 million in dividend income related to this recapitalization. The remainder of the dividend income recorded during the year ended March 31, 2013, resulted from the collection of cash for accrued dividends on the preferred shares of Acme Cryogenics, Inc. (“Acme”) and Drew Foam Companies, Inc. (“Drew Foam”). During the year ended March 31, 2012, we recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert II Holding Corp. (“Cavert”).

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $0.8 million of success fees during the year ended March 31, 2013, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert. During the year ended March 31, 2012, we recorded success fees of $0.7 million representing prepayments received from Mathey and Cavert.

Both dividends and success fees are recorded in Other income in our accompanying Consolidated Statements of Operations.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administration fees. Costs associated with our line of credit and the issuance of the 7.125% Series A Cumulative Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), are deferred and amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. See Note 7—Mandatorily Redeemable Preferred Stock for further discussion on the Term Preferred Stock.

Related Party Costs

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee.

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”) whereby we pay separately for administrative services. These fees are accrued when the services are performed and generally paid one month in arrears. Refer to Note 4—Related Party Transactions for additional information regarding these related party costs and agreements.

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. We have distributed and intend to distribute sufficient dividends to eliminate taxable income. In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our Consolidated Financial Statements. Our federal tax returns for fiscal years 2010, 2011 and 2012 remain subject to examination by the Internal Revenue Service.

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

As of March 31, 2013 and 2012, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended March 31, 2013 and 2012, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of March 31, 2013, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	As of March 31, 2013
	Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities
	Level 1	Level 3	Total
Control Investments
Senior debt	$—	$73,391	$73,391
Senior subordinated debt	—	79,748	79,748
Preferred equity	—	77,032	77,032
Common equity/equivalents	—	13,632	13,632

Total Control investments	—	243,803	243,803

Affiliate Investments
Senior debt	—	24,471	24,471
Senior subordinated debt	—	7,063	7,063
Preferred equity	—	5,125	5,125

Total Affiliate investments	—	36,659	36,659

Non-Control/Non-Affiliate Investments
Senior term debt	—	6,020	6,020

Total Non-Control/Non-Affiliate Investments	—	6,020	6,020

Total Investments at fair value	$—	$286,482	$286,482

Cash Equivalents	65,000	—	65,000

Total Investments and Cash Equivalents	$65,000	$286,482	$351,482

The following table presents the financial instruments carried at fair value as of March 31, 2012, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	As of March 31, 2012
	Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities
	Level 1	Level 3	Total
Control Investments
Senior term debt	$—	$47,880	$47,880
Senior subordinated term debt	—	60,149	60,149
Preferred equity	—	36,269	36,269
Common equity/equivalents	—	13,246	13,246

Total Control investments	—	157,544	157,544

Affiliate Investments
Senior term debt	—	37,844	37,844
Senior subordinated term debt	—	10,512	10,512
Preferred equity	—	10,400	10,400
Common equity/equivalents	—	75	75

Total Affiliate investments	—	58,831	58,831

Non-Control/Non-Affiliate Investments
Senior term debt	—	9,162	9,162
Common equity/equivalents	—	115	115

Total Non-Control/Non-Affiliate Investments	—	9,277	9,277

Total Investments at fair value	$—	$225,652	$225,652

Cash Equivalents	85,000	—	85,000

Total Investments and Cash Equivalents	$85,000	$225,652	$310,652

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2013 and 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31,		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as March 31, 2013	Range / Weighted Average as March 31, 2012
	2013	2012

Portfolio investments in controlled companies comprised of a bundle of investments	$227,074	$139,053	TEV	EBITDA multiples(B)	4.5x – 9.7x / 6.0x	5.3x – 8.6x / 6.7x
				EBITDA(B)	($2,866) – $8,695 / $4,083	($185) – $6,697 / $3,473

			SPSE(A)	EBITDA(B)	$289 / $289	—
				Risk Ratings(C)	6.4 – 6.4 / 6.4	—

Portfolio investments in non-controlled companies comprised of a bundle of investments	57,730	83,976	TEV	EBITDA multiples(B)	3.75x – 7.8x / 5.9x	4.4x – 9.2x / 7.0x
				EBITDA(B)	$29 - $6,026 / $2,894	$1,110 – $5,662 / $3,585

			SPSE(A)	EBITDA(B)	$29 - $6,026 / $2,928	$1,110 – $5,662 / $3,641
				Risk Ratings(C)	3.7 – 6.9 / 4.7	4.3 – 5.9 / 5.1

Other Investments	1,678	2,623

Total Fair Value for Level 3 Investments	$286,482	$225,652

(A)

SPSE makes an independent assessment of the data the Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is proprietary in nature.

(B)

Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiple inputs are used in the TEV fair value determination and the issuer’s debt, equity, and/or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach. In limited cases, the revenue from the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies and the related revenue multiples, generally indexed, are used to provide a TEV fair value determination of our bundled debt and equity investments

(C)

As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses a proprietary risk rating system for all debt securities. The Adviser’s risk rating system uses a scale of 0 to 10, with 10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

A portfolio company’s EBITDA and EBITDA multiples are the significant unobservable inputs generally included in the Adviser’s internally assessed TEV models used to value our proprietary debt and equity investments. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our Policy, the Adviser generally uses an indexed EBITDA multiple in these TEVs. EBITDA and EBITDA multiple inputs do not have to directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, company size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended March 31, 2013 and 2012 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Fiscal Year 2013:

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2013:
Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652
Total gains (losses):
Net realized gains(A)	—	—	—	843	843
Net unrealized (depreciation) appreciation(B)	(16,273)	(6,935)	24,562	(550)	804
New investments, repayments and settlements(C):
Issuances / Originations	35,132	33,271	18,925	279	87,607
Settlements / Repayments	(9,863)	(15,380)	—	—	(25,243)
Sales	—	—	(2,305)	(876)	(3,181)
Transfers(D)		5,194	(5,694)	500	—

Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482

Fiscal Year 2012:

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2012:
Fair value as of March 31, 2011	$58,627	$62,806	$25,398	$6,454	$153,285
Total gains (losses):
Net realized (losses) gains(A)	(1)	5	—	5,087	5,091
Net unrealized (depreciation) appreciation(B)	(9,776)	2,010	4,092	12,858	9,184
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	126	(14)	(686)	(5,447)	(6,021)
New investments, repayments and settlements(C):
Issuances / Originations	52,533	22,385	16,131	249	91,298
Settlements / Repayments	(10,239)	(8,915)	—	—	(19,154)
Sales	—	—	(2,266)	(5,765)	(8,031)
Transfers(D)	3,616	(7,616)	4,000	—	—

Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652

(A)	Included in Net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2013 and 2012.
(B)	Included in Net unrealized (depreciation) appreciation of investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2013 and 2012.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)

2013: Transfer represents $3.0 million of senior subordinated term debt from Tread, at cost, as of June 30, 2012, that we converted into preferred and common equity during the quarter ended September 30, 2012, and $8.2 million of preferred stock from Galaxy, at cost, as of December 31, 2012, that we converted into senior subordinated term debt as part of a recapitalization in the quarter ended March 31, 2013. 2012: Transfer represents $4.0 million of senior subordinated term debt from CCE, at cost, as of September 30, 2011, that we converted into preferred equity during the quarter ended December 31, 2011, and $3.6 million of senior subordinated term debt from ASH, at cost, as of December 31, 2011, that was transferred into senior debt due to paying off the senior lender.

Investment Activity

During the year ended March 31, 2013, the following significant transactions occurred:

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

•

In February 2013, we recapitalized our investment in Galaxy, converting $8.2 million of Galaxy preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. We recognized $4.1 million in dividend income related to this recapitalization.

Investment Concentrations

As of March 31, 2013, our investment portfolio consisted of investments in 21 portfolio companies located in 15 states across 13 different industries with an aggregate fair value of $286.5 million, of which SOG Specialty K&T, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), and Venyu Solutions, Inc. (“Venyu”), collectively, comprised approximately $101.1 million, or 35.3%, of our total investment portfolio at fair value. The following table outlines our investments by security type as of March 31, 2013 and 2012:

	March 31, 2013				March 31, 2012
	Cost		Fair Value		Cost		Fair Value
Senior debt	$135,745	41.6%	$103,882	36.3%	$110,475	41.5%	$94,886	42.0%
Senior subordinated debt	103,547	31.7	86,811	30.3	80,461	30.2	70,661	31.3

Total debt	239,292	73.3	190,693	66.6	190,936	71.7	165,547	73.3

Preferred equity	81,710	25.0	82,157	28.7	71,084	26.6	46,669	20.7
Common equity/equivalents	5,419	1.7	13,632	4.7	4,375	1.7	13,436	6.0

Total equity/equivalents	87,129	26.7	95,789	33.4	75,459	28.3	60,105	26.7

Total Investments	$326,421	100.0%	$286,482	100.0%	$266,395	100.0%	$225,652	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$59,170	20.7%	$46,793	20.7%
Electronics	43,970	15.3	23,330	10.3
Diversified/Conglomerate Manufacturing	32,698	11.4	29,017	12.9
Machinery (Non-agriculture, Non-construction, Non-electronic	32,662	11.4	30,770	13.6
Leisure, Amusement, Motion Pictures, Entertainment	29,822	10.4	30,096	13.3
Home and Office Furnishings, Housewares, and Durable Consumer Products	23,512	8.2	2,623	1.2
Containers, Packaging, and Glass	23,019	8.0	24,332	10.8
Aerospace and Defense	20,876	7.3	6,713	3.0
Automobile	7,467	2.6	—	—
Cargo Transport	6,897	2.4	13,017	5.8
Buildings and Real Estate	6,020	2.2	9,277	4.1
Beverage Food and Tobacco	369	0.1	—	—
Oil and Gas	—	—	9,684	4.3

Total Investments	$286,482	100.0%	$225,652	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$125,518	43.8%	$110,411	48.9%
West	81,400	28.4	77,604	34.4
Northeast	58,319	20.4	30,924	13.7
Midwest	21,245	7.4	6,713	3.0

Total Investments	$286,482	100.0%	$225,652	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2013:

		Amount
For the fiscal year ending March 31:	2014	$20,118
	2015	64,348
	2016	42,164
	2017	60,935
	2018	51,983
	Thereafter	—

	Total contractual repayments	$239,548
	Investments in equity securities	87,129
	Adjustments to cost basis on debt securities	(256)

	Total cost basis of investments held as of March 31, 2013:	$326,421

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2013 and 2012, we had gross receivables from portfolio companies of $1.2 million and $0.3 million, respectively. The allowance for uncollectible receivables was $44 and $0 as of March 31, 2013 and 2012, respectively.

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

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2013	2012
Average total assets subject to base management fee(A)	$270,600	$219,300
Multiplied by prorated annual base management fee of 2%	2.0%	2.0%

Base management fee(B)	5,412	4,386
Credit for fees received by Adviser from the portfolio companies	(1,107)	(1,106)

Net base management fee	$4,305	$3,280

Incentive fee(B)	2,585	19
Credit from waiver issued by Adviser’s board of directors	(221)	(54)

Net Incentive fee	$2,364	$(35)

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	(1,107)	(1,106)
Credit from waiver issued by Adviser’s board of directors(C)	(221)	(54)

Credit to fees from Adviser(B)	$(1,328)	$(1,160)

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the annual 2.0% base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the years ended March 31, 2013 and 2012.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100% cover distributions to common stockholders for the three months ended March 31, 2013.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through March 31, 2013, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through March 31, 2013.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies serviced by the Administrator under similar agreements. On July 10, 2012, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2013.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2013	2012
Base management fee due to Adviser	$625	$513
Incentive fee to (credit from) Adviser	1,454	(54)
Other due (from) to Adviser	(12)	37

Total fees due to Adviser	$2,067	$496

Fee due to Administrator	$221	$218

Total related party fees due	$2,288	$932

NOTE 5.	BORROWINGS

Line of Credit

On April 14, 2009, through our wholly-owned subsidiary, Business Investment, we entered into a second amended and restated credit agreement providing for a $50.0 million revolving line of credit (the “Credit Facility”) arranged by Branch Banking and Trust Company (“BB&T”) as administrative agent. Key Equipment Finance Inc. (“KEF”) also joined the Credit Facility as a lender.

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

On October 26, 2011, we entered into a fourth amended and restated credit agreement to increase the commitment amount under the Credit Facility to $60.0 million, reduce the interest rate and extend the maturity date. Subject to certain terms and conditions, the Credit Facility could have been expanded up to a total of $175.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bore interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts.

On October 5, 2012, we entered into an amendment to our Credit Facility, which extended the maturity date on our Credit Facility one year. As a result of the amendment, our Credit Facility was scheduled to mature on October 25, 2015, and, if not renewed or extended by the extended maturity date, all principal and interest would have been due and payable on or before October 25, 2016 (one year after the extended maturity date). A one-year extension option to be agreed upon by all parties could have been exercised on or before October 26, 2013.

On April 30, 2013, we entered into a fifth amended and restated credit agreement to, in part, increase the commitment amount and extend the maturity of our Credit Facility. See Note 15—Subsequent Events for further discussion of our April 2013 fifth amended and restated credit agreement of our Credit Facility.

The following tables summarize noteworthy information related to our Credit Facility:

	As of March 31,
	2013	2012
Commitment amount	$60,000	$60,000
Borrowings outstanding at cost	31,000	—
Availability	29,000	58,399

	For the Years Ended March 31,
	2013	2012
Weighted average borrowings outstanding	$15,533	$7,336
Effective interest rate(A)	5.49%	10.0%
Commitment (unused) fees incurred	$225	$371

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the revolving line of credit and Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. BB&T was also the trustee of the account and remits the collected funds to us once a month.

Generally, our Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2013, 2014, 2015 and 2016. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $155.0 million plus 50% of all equity and subordinated debt raised after October 26, 2011, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2013, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $281.0 million, an asset coverage of 272% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of March 31, 2013, Business Investment had 16 obligors. As of March 31, 2013, we were in compliance with all covenants.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $65.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on March 28, 2013. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in Cash and cash equivalents on our accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2013. The T-Bills were purchased on margin using $7.0 million in cash and the proceeds from a $58.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.42%. On April 4, 2013, when the T-Bills matured, we repaid the $58.0 million loan from Jefferies and received back the $7.0 million margin payment sent to Jefferies to complete the transaction.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey. We evaluated whether the transaction should be accounted for as a sale or a financing-type transaction under the applicable guidance of ASC 860. Based on the terms of the participation agreement, we are required to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Consolidated Statements of Assists and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5.0 million secured borrowing liability. The secured borrowing has a stated interest rate of 7% and a maturity date of January 3, 2018.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our revolving line of credit and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. Additionally, due to the eight-day duration of the short-term loan, cost was deemed to approximate fair value. At both March 31, 2013 and 2012, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan and Credit Facility and carried at fair value as of March 31, 2013 and 2012, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the years ended March 31, 2013 and 2012:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities
	March 31, 2013	March 31, 2012
Short-Term Loan	$58,016	$76,005
Credit Facility	31,854	—

Total	$89,870	$76,005

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total Fair Value Reported in Consolidated Statements of Assets and Liabilities
Year ended March 31, 2013:
Fair value as of March 31, 2012	$76,005	$—	$76,005
Borrowings	250,063	144,000	394,063
Repayments	(268,052)	(113,000)	(381,052)
Net unrealized appreciation(a)	—	854	854

Fair value as of March 31, 2013	$58,016	$31,854	$89,870

Year ended March 31, 2012:
Fair value as of March 31, 2011	$40,000	$—	$40,000
Borrowings	254,507	59,200	313,707
Repayments	(218,502)	(59,200)	(277,702)

Fair value as of March 31, 2012	$76,005	$—	$76,005

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Consolidated Statement of Operations for the year ended March 31, 2013.

The fair value of the collateral under our Credit Facility was approximately $263.7 million and $228.3 million as of March 31, 2013 and 2012, respectively. The fair value of the collateral under the short-term loan was approximately $65.0 million and $85.0 million as of March 31, 2013 and 2012, respectively.

NOTE 6.	INTEREST RATE CAP AGREEMENTS

We have entered into multiple interest rate cap agreements with BB&T that effectively limit the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreements provide that the interest rate on a portion of our borrowings is capped at a certain interest rate when 30-day LIBOR is in excess of that certain interest rate. The fair value of the interest rate cap agreements is recorded in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations. Generally, we will estimate the fair value of our interest rate caps using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both March 31, 2013 and 2012, our interest rate cap agreement(s) were valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement:

Interest Rate Cap(A)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	As of March 31,
					2013			2012
					Cost		Fair Value	Cost	Fair Value
April 2010	45,000	6.0	May 2011	May 2012	$—	(B)	—	41	—
December 2011	50,000	6.0	May 2012	October 2013	29		—	29	2

(A)	Indicates date we entered into the interest rate cap agreement with BB&T.
(B)	In May 2012, upon expiration of the April 2010 cap, we recognized a realized loss of $41.

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

On March 6, 2012, we completed a public offering of 1,400,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) at a public offering price of $25.00 per share. Gross proceeds totaled $35.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $33.2 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. In connection with the offering, the underwriters exercised their option to purchase an additional 200,000 shares of our Term Preferred Stock to cover over-allotments, which resulted in gross proceeds of $5.0 million and net proceeds, after deducting underwriting discounts, of $4.8 million. We incurred $2.0 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending February 28, 2017.

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

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the years ended March 31, 2013 and 2012:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	April 1 – 30	April 11, 2012	April 20, 2012	April 30, 2012	$0.1484375
	May 1 – 31	April 11, 2012	May 18, 2012	May 31, 2012	0.1484375
	June 1 – 30	April 11, 2012	June 20, 2012	June 29, 2012	0.1484375
	July 1 – 31	July 10, 2012	July 20, 2012	July 31, 2012	0.1484375
	August 1 – 31	July 10, 2012	August 22, 2012	August 31, 2012	0.1484375
	September 1 – 30	July 10, 2012	September 19, 2012	September 28, 2012	0.1484375
	October 1 – 31	October 10, 2012	October 22, 2012	October 31, 2012	0.1484375
	November 1 – 30	October 10, 2012	November 19, 2012	November 30, 2012	0.1484375
	December 1 – 31	October 10, 2012	December 19, 2012	December 31, 2012	0.1484375
	January 1 – 31	January 8, 2013	January 18, 2013	January 31, 2013	0.1484375
	February 1 – 28	January 8, 2013	February 15, 2013	February 28, 2013	0.1484375
	March 1– 31	January 8, 2013	March 15. 2013	March 28, 2013	0.1484375

			Year Ended March 31, 2013:		$1.7812500

2012	March 6 – 31 (A)	March 12, 2012	March 22, 2012	March 30, 2012	0.12369792

			Year Ended March 31, 2012:		$0.12369792

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet, and, therefore, the related dividend payments are treated as dividend expense on our statement of operations as of the ex-dividend date. The fair value of the Term Preferred Stock based on the last reported closing price as of March 31, 2013 and 2012, was approximately $42.7 million and $40.0 million, respectively.

Aggregate Term Preferred Stock distributions declared and paid for the year ended March 31, 2013, were approximately $2.8 million. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

NOTE 8.	COMMON STOCK

Registration Statement

We filed a universal registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

On October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current net asset value (“NAV”) per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which we used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

NOTE 9.	NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per common share for the years ended March 31, 2013 and 2012:

	Year Ended March 31,
	2013	2012
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$17,279	$21,966
Denominator for basic and diluted weighted average common shares	24,189,148	22,080,133

Basic and diluted net increase in net assets resulting from operations per common share	$0.71	$0.99

NOTE 10.	DISTRIBUTIONS TO COMMON STOCKHOLDERS

We are required to pay out as distributions 90% of our ordinary income and short-term capital gains for each taxable year in order to be taxed as a RIC under Subtitle A, Chapter 1, Subchapter M of the Code. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on our estimated taxable income by management. Based on that estimate, three monthly distributions are declared each quarter. For calendar years ended December 31, 2012, 2011 and 2010, 100% of our common distributions during these periods were deemed to be paid from ordinary income for 1099 shareholder reporting purposes.

Our Board of Directors declared the following monthly distributions to common stockholders for the years ended March 31, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2013	April 11, 2012	April 20, 2012	April 30, 2012	$0.050
	April 11, 2012	May 18, 2012	May 31, 2012	0.050
	April 11, 2012	June 20, 2012	June 29, 2012	0.050
	July 10, 2012	July 20, 2012	July 31, 2012	0.050
	July 10, 2012	August 22, 2012	August 31, 2012	0.050
	July 10, 2012	September 19, 2012	September 28, 2012	0.050
	October 10, 2012	October 22, 2012	October 31, 2012	0.050
	October 10, 2012	November 19, 2012	November 30, 2012	0.050
	October 10, 2012	December 19, 2012	December 31, 2012	0.050
	January 8, 2013	January 18, 2013	January 31, 2013	0.050
	January 8, 2013	February 15, 2013	February 28, 2013	0.050
	January 8, 2013	March 15, 2013	March 28, 2013	0.050

		Year Ended March 31, 2013:		$0.600

2012	April 12, 2011	April 22, 2011	April 29, 2011	$0.045
	April 12, 2011	May 14, 2011	May 31, 2011	0.045
	April 12, 2011	June 20, 2011	June 30, 2011	0.045
	July 12, 2011	July 22, 2011	July 29, 2011	0.050
	July 12, 2011	August 19, 2011	August 31, 2011	0.050
	July 12, 2011	September 22, 2011	September 30, 2011	0.050
	October 11, 2011	October 21, 2011	October 31, 2011	0.050
	October 11, 2011	November 17, 2011	November 30, 2011	0.050
	October 11, 2011	December 21, 2011	December 30, 2011	0.050
	January 10, 2012	January 12, 2012	January 31, 2012	0.050
	January 10, 2012	February 21, 2012	February 29, 2012	0.050
	January 10, 2012	March 22, 2012	March 30, 2012	0.050
	March 12, 2012	March 22, 2012	March 30,2012	0.030	(A)

		Year Ended March 31, 2012:		$0.615

(A)	A bonus dividend on our common stock of $0.03 per share was declared by our Board of Directors.

Aggregate common distributions declared quarterly and paid for the years ended March 31, 2013 and 2012 were approximately $14.5 million and $13.6 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. For the fiscal years ended March 31, 2013 and 2012, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.1 million and $0.7 million, respectively, of the first common distribution paid in fiscal year 2014 and 2013, respectively, as having been paid in the respective prior year.

The components of net assets on a tax basis were as follows:

	Year Ended March 31,
	2013	2012
Common stock	$26	$22
Paid-in-capital	287,713	257,131
Net unrealized depreciation of investments	(40,310)	(41,115)
Net unrealized depreciation of other	(883)	(68)
Undistributed ordinary income	3,106	694
Capital loss carryforward	(8,663)	(9,360)
Post October loss deferral	—	(105)
Other temporary differences	(44)	(1)
Other	18	18

Net assets	$240,963	$207,216

We intend to retain realized gains first to the extent we have available capital loss carryforwards and second, through a deemed distribution. As of March 31, 2013, we had $8.7 million of capital loss carryforwards that expire in 2018.

For the years ended March 31, 2013 and 2012, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations and net assets were not affected by this revision.

	Tax Year Ended March 31,
	2013	2012
Undistributed net investment income	$428	$(8)
Accumulated net realized loss	—	69
Paid-in-capital	(428)	(61)

The tax character of distributions paid by us to common stockholders is summarized as follows:

	Tax Year Ended March 31,
	2013	2012
Distributions from ordinary income	$14,547	$13,579
Distributions from return of capital	—	—

Total common distributions	$14,547	$13,579

NOTE 11.	FEDERAL AND STATE INCOME TAXES

We intend to continue to qualify for treatment as a RIC under subchapter M of the Code. As a RIC, we will not be subject to federal income tax on the portion of our taxable income and gains distributed to common stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We intend to distribute a minimum of 90% of our ordinary income, and, as a result, no income tax provisions have been recorded. We may, but do not intend to, pay out a return of capital. In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the calendar years ended December 31, 2012 and 2011, we incurred $31 and $30, respectively, in excise taxes.

We must also meet the asset diversification threshold at the end of each quarter of our taxable year under the Code’s rules applicable to a RIC, which is referred to herein as the 50% threshold. For each quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. Subsequent to the measurement dates, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. As of the date of this filing, we remain below the 50% threshold. Thus, while we currently qualify as a RIC despite our current inability to continuously meet the 50% threshold and potential inability to do so in the future, if we make any additional investments before regaining compliance with the asset diversification test, our RIC status will be threatened. Failure to meet the 50% threshold alone will not result in loss of RIC status in our current situation. In circumstances where the failure to meet the 50% threshold as of a quarterly measurement date is the result of fluctuations in the value of assets, including as a result of the sale of assets, as in our present situation, we are still deemed to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. If we make an investment and do not regain continuous compliance with the 50% threshold prior to the next quarterly measurement date following the investment, we would have thirty days to “cure” our failure of the asset diversification test to avoid a loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold.

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

As of March 31, 2013, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of March 31, 2013, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

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

•

In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and CCE. The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2011, 2012 and 2013 and expires in February 2014, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.4 million from CCE.

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

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of March 31, 2013 and 2012:

	As of March 31,
	2013	2012
Unused line of credit commitments	$1,584	$1,671
Guarantees	3,870	4,748

Total	$5,454	$6,419

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $0 and $0.3 million as of March 31, 2013 and 2012, respectively, and is included in other liabilities on our accompanying Consolidated Statements of Assets and Liabilities.

NOTE 13.	FINANCIAL HIGHLIGHTS

	Year Ended March 31,
	2013	2012	2011	2010	2009
Per Common Share Data:
Net asset value at beginning of year (A)	$9.38	$9.00	$8.74	$9.73	$12.47
Income from investment operations(B)
Net investment income	0.68	0.62	0.73	0.48	0.62
Net realized gain (loss) on investments and other	0.03	0.23	1.06	(1.63)	(0.23)
Net unrealized appreciation (depreciation) on investments and Other	—	0.14	(1.05)	0.65	(0.92)

Total from investment operations	0.71	0.99	0.74	(0.50)	(0.53)

Distributions to common stockholders from(C)
Net Investment Income	(0.60)	(0.61)	(0.48)	(0.48)	(0.62)
Tax return on capital	—	—	—	—	(0.34)

Total distributions	(0.60)	(0.61)	(0.48)	(0.48)	(0.96)

Effect of capital share activity
Shelf registration offering costs	(0.08)	—	—	(0.01)	(0.03)
Net dilutive effect of equity offering(D)	(0.31)	—	—	—	(1.22)

Total from capital share transactions	(0.39)	—	—	(0.01)	(1.25)

Net asset value at end of year(A)	$9.10	$9.38	$9.00	$8.74	$9.73

Per common share market value at beginning of year	$7.57	$7.79	$6.01	$3.67	$9.32
Per common share market value at end of year	7.31	7.57	7.76	5.98	3.82
Total return(E)	4.73%	5.58%	38.56%	79.80%	(51.65)%
Common stock outstanding at end of year(A)	26,475,958	22,080,133	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of year	$240,963	$207,216	$198,829	$192,978	$214,802
Average net assets(F)	216,751	204,595	192,893	191,112	230,738
Senior Securities Data:
Total borrowings at cost	$94,016	$76,005	$40,000	$102812	$110,265
Mandatorily redeemable term preferred stock	40,000	40,000	—	—	—
Asset coverage ratio(G)	272%	268%	534%	281%	293%
Average coverage per unit(H)	$2,725	$2,676	$5,344	$2,814	$2,930
Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)	7.09%	4.23%	5.48%	5.76%	6.46%
Ratio of net expenses to average net assets(J)(K)	6.48	3.67	5.13	5.33	5.38
Ratio of net investment income to average net assets(L)	7.61	6.72	8.38	5.55	5.80

(A)	Based on actual shares outstanding at the end of the corresponding year.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)

In fiscal year ended March 31, 2013, the dilution is the result of issuing common shares at a price below then current NAV. In fiscal year ended March 31, 2009, the effect of distributions from the stock rights offering after the record date represents the effect on NAV of issuing additional shares after the record date of a distribution.

(E)

Total return equals the change in the market value of our common stock from the beginning of the year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 11—Distributions to Common Stockholders.

(F)	Calculated using the average balance of net assets at the end of each month of the reporting year.
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
(K)

Had we not received any voluntary waivers of fees due to the Adviser, the ratio of net expenses to average net assets would have been 6.58%, 3.69%, 5.14%, 5.54% and 6.08% for the fiscal years ended March 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(L)

Had we not received any voluntary waivers of fees due to the Adviser, the ratio of net investment income to average net assets would have been 7.71%, 6.69%, 8.38%, 5.34% and 5.10% for the fiscal years ended March 31, 2013, 2012, 2011, 2010 and 2009, respectively.

NOTE 14.	SELECTED QUARTERLY DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2013	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Total investment income	$5,905	$6,974	$7,184	$10,475
Net investment income	3,238	3,451	3,952	5,847
Net (decrease) increase in net assets resulting from operations	(3,017)	(353)	4,699	15,950
Net (decrease) increase in net assets resulting from operations per weighted average common share – basic & diluted	$(0.13)	$(0.02)	$0.18	$0.60

	Quarter Ended
Fiscal Year 2012	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Total investment income	$5,263	$5,034	$5,169	$5,776
Net investment income	3,501	3,309	3,442	3,491
Net increase (decrease) in net assets resulting from operations	4,188	12,695	5,495	(412)
Net increase (decrease) in net assets resulting from operations per weighted average common share – basic & diluted	$0.19	$0.57	$0.25	$(0.02)

NOTE 15.	SUBSEQUENT EVENTS

New Portfolio Activity

In April 2013, we invested $17.7 million in a new Control investment, Jackrabbit, Inc. (“Jackrabbit”), through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

Credit Facility Extension and Expansion

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement providing for a $70.0 million revolving line of credit (the “Credit Facility”) arranged by KEF as administrative agent. BB&T also joined the Credit Facility as a lender. The fifth amended and restated agreement increased the net commitment amount from $60.0 million to $70.0 million and extended the maturity date approximately six months to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. We incurred fees of $0.3 million in connection with this fifth amended and restated credit agreement. All other terms generally remained unchanged from the prior revolving line of credit.

Short-Term Loan

On March 28, 2013, we purchased $65.0 million of T-Bills through Jefferies. The T-Bills were purchased on margin using $7.0 million in cash and the proceeds from a $58.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.42%. On April 4, 2013, when the T-Bills matured, we repaid the $58.0 million loan from Jefferies and received the $7.0 million margin payment sent to Jefferies to complete the transaction.

Distributions

On April 9, 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
April 22, 2013	April 30, 2013	$0.05	$0.1484375
May 14, 2013	May 31, 2013	0.05	0.1484375
June 19, 2013	June 28, 2013	0.05	0.1484375

	Total for the Quarter:	$0.15	$0.4453125

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures

As of March 31, 2013 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer and treasurer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer and treasurer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c)	Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d)	Change in Internal Control over Financial Reporting

There were no changes in internal controls for the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Compensation Discussion and Analysis—Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

	Report of Independent Registered Public Accounting Firm	64
	Consolidated Statements of Assets and Liabilities as of March 31, 2013 and March 31, 2012	65
	Consolidated Statements of Operations for the years ended March 31, 2013, March 31, 2012 and March 31, 2011	66
	Consolidated Statements of Changes in Net Assets for the years ended March 31, 2013, March 31, 2012 and March 31, 2011	67
	Consolidated Statements of Cash Flows for the years ended March 31, 2013, March 31, 2012 and March 31, 2011	68
	Consolidated Schedules of Investments as of March 31, 2013 and March 31, 2012	69
	Notes to Consolidated Financial Statements	74

2.	The following financial statement schedule is filed herewith:

	Schedule 12-14 Investments in and Advances to Affiliates	99

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.4	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment N. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.E to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1	Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed June 14, 2006.

10.2	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed June 14, 2006.

10.3	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit K.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.4	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.J to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.5	Fourth Amended and Restated Credit Agreement dated as of October 26, 2011 by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed on October 27, 2011.

10.6	Amendment No. 1 to Gladstone Business Investment, LLC Credit Agreement, dated October 5, 2012, by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed October 9, 2012.

10.7	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Financial Institutions as party thereto, as Lenders and Managing Agents, and Key Equipment Finance, Inc., as Administrative Agent and Lead Arranger, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 1, 2013.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 14, 2013	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2013	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 14, 2013	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 14, 2013	By:	/s/ DAVID A. R. DULLUM
David A. R. Dullum
President and Director

Date: May 14, 2013	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 14, 2013	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 14, 2013	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 14, 2013	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 14, 2013	By:	/s/ JOHN D. REILLY
John D. Reilly
Director

Date: May 14, 2013	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 14, 2013	By:	/s/ TERRY EARHART
Terry Earhart
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Dividends or Interest Credited to Income(C)	Value as of March 31, 2012	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2013

CONTROL INVESTMENTS
Majority-owned:
Acme Cryogenics, Inc.	Senior Subordinated Term Debt	$1,691	$14,500	$—	$—	$14,500
	Preferred Stock	678	10,994	731	(433)	11,292
	Common Stock	—	2,132	1,586	(2,539)	1,179
	Common Stock Warrants	—	675	519	(825)	369

		2,369	28,301	2,836	(3,797)	27,340

ASH Holdings Corp.	Revolving Credit Facility(F)	—	—	1,483	(1,483)	—
	Senior Subordinated Term Debt(F)	—	—	—	—	—
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—
	Guaranty	—	—	—	—	—

		—	—	1,483	(1,483)	—

Country Club Enterprises, LLC	Senior Subordinated Term Debt	378	—	4,000	—	4,000
	Preferred Stock	—	—	4,662	(1,195)	3,467
	Guaranty	84		—	—	—
	Guaranty	23	—	—	—	—

		485	—	8,662	(1,195)	7,467

Danco Acquisition Corp. (G)	Revolving Credit Facility	201	1,350	1,450	(2,083)	717
	Senior Term Debt	225	1,931	—	(1,287)	644
	Senior Term Debt	658	6,669	—	(4,470)	2,199
	Senior Term Debt	15	—	700	(700)	—
	Senior Term Debt	6	—	450	(450)	—
	Senior Term Debt	15	—	1,150	(863)	287
	Preferred Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		1,120	9,950	3,750	(9,853)	3,847

Drew Foam Company, Inc.	Revolving Credit Facility	4	—	250	(250)	—
	Senior Term Debt	1,088	—	15,000	(4,087)	10,913
	Preferred Stock	73	—	5,817	(2,306)	3,511
	Common Stock	—	—	1,950	(1,274)	676

		1,165	—	23,017	(7,917)	15,100

Frontier Packaging, Inc.	Revolving Credit Facility	24	—	1,000	(1,000)	—
	Senior Term Debt	508	—	12,500	—	12,500
	Preferred Stock	—	—	1,373	(720)	653
	Common Stock	—	—	153	(153)	—

		532	—	15,026	(1,873)	13,153

Galaxy Tool Holdings Corp.	Senior Subordinated Term Debt	605	5,220	12,300	(2,000)	15,520
	Preferred Stock	4,106	1,493	13,223	(9,360)	5,356
	Common Stock	—	—	—	—	—

		4,711	6,713	25,523	(11,360)	20,876

Ginsey Home Solutions	Senior Subordinated Term Debt	1,331	—	13,050	—	13,050
	Preferred Stock	—	—	9,768	(985)	8,783
	Common Stock	—	—	417	(417)	—

		1,331	—	23,235	(1,402)	21,833

Mathey Investments, Inc.	Senior Term Debt	177	2,375	—	(1,000)	1,375
	Senior Term Debt	504	3,727	—	—	3,727
	Senior Term Debt	655	3,500	—	—	3,500
	Common Stock	—	4,164	3,814	(2,161)	5,817

		1,336	13,766	3,814	(2,757)	14,419

Precision Southeast, Inc.	Revolving Credit Facility	24	749	200	(949)	—
	Senior Term Debt	1,104	7,775	—	—	7,775
	Preferred Stock	—	1,633	640	—	2,273

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Dividends or Interest Credited to Income(C)	Value as of March 31, 2012	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2013

CONTROL INVESTMENTS (Continued)
Precision Southeast, Inc.	Common Stock	—	—	1,642	(687)	955

		1,128	10,157	2,482	(1,636)	11,004

SBS Industries, LLC	Senior Term Debt	1,612	11,355	—	—	11,355
	Preferred Stock	—	2,087	166	—	2,253
	Common Stock	—	3,563	1,400	(328)	4,635

		1,612	17,005	1,566	(328)	18,243

SOG Specialty Knives and Tools, LLC	Senior Term Debt	833	6,200	—	—	6,200
	Senior Term Debt	1,824	12,200	—	(1)	12,199
	Preferred Stock	—	11,697	1,092	(1,366)	11,423

		2,657	30,097	1,092	(1,367)	29,822

Tread Corp.	Revolving Credit Facility (F)	—	—	2,350	(2,350)	—
	Senior Subordinated Term Debt (F)	492	7,750	483	(8,233)	—
	Senior Subordinated Term Debt (F)	112	—	6,830	(6,830)	—
	Preferred Stock	—	1,080	2,500	(3,580)	—
	Common Stock	—	96	500	(1,258)	—
	Common Stock Warrants	—	758	—	(96)	—

		604	9,684	12,663	(22,347)	—

Venyu Solutions, Inc.	Senior Subordinated Term Debt	798	7,000	—	—	7,000
	Senior Subordinated Term Debt	1,703	12,000	—	—	12,000
	Preferred Stock	—	4,330	22,018	(1,378)	24,970

		2,501	23,330	2,657	(1,378)	43,970

Total Majority-Owned Control Investments		21, 551	149,003	147,167	(69,097)	227,073

Non-Majority-Owned:
Mitchell Rubber Products, Inc.	Subordinated Term Debt	1,787	13,679	—	—	13,679
	Preferred Stock	—	2,955	683	(587)	3,051
	Common Stock	—	1,858	1,465	(3,323)	—

		1,787	18,492	2,148	(3,910)	16,730

Total Non-Majority-Owned Control Investments		1,787	18,492	2,148	(3,910)	16,730

TOTAL CONTROL INVESTMENTS		$23,338	$167,495	$149,315	$(73,007)	$243,803

AFFILIATE INVESTMENTS
Cavert II Holding Corp.	Senior Term Debt	$63	$1,067	$—	$(1,067)	$—
	Senior Subordinated Term Debt	721	5,771	42	(3,555)	2,258
	Subordinated Term Debt	829	4,741	70	(6)	4,805
	Preferred Stock	—	2,596	207	—	2,803
	Common Stock	—	—	—	—	—

		1,613	14,175	319	(4,628)	9,866

Channel Technologies Group, LLC	Revolving Credit Facility	71	843	1,359	(954)	1,248
	Senior Term Debt	487	5,875	66	(352)	5,589
	Senior Term Debt	1,336	10,643	121	(27)	10,737
	Preferred Stock	—	1,631	—	(1,356)	275
	Common Stock	—	75	—	(75)	—

		1,894	19,067	1,546	(2,764)	17,849

Noble Logistics, Inc.	Revolving Credit Facility	73	315	300	(255)	360
	Senior Term Debt	841	4,553	—	(1,301)	3,252
	Senior Term Debt	406	2,300	—	(657)	1,643
	Senior Term Debt	406	2,300	—	(657)	1,643
	Preferred Stock	—	3,550	—	(3,550)	—
	Common Stock	—	—	—	—	—

		1,726	13,018	300	(6,420)	6,898

Packerland Whey Products, Inc.	Subordinated Term Debt	615	—	7,000	(7000)	—
	Preferred Stock	—	—	2,479	(2,112)	367
	Common Stock	—	—	21	(21)	—

		615	—	9,500	(9,133)	367

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Dividends or Interest Credited to Income(C)	Value as of March 31, 2012	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2013

AFFILIATE INVESTMENTS (Continued)
Quench Holdings Corp.	Preferred Stock	—	2,623	1,269	(2213)	1,679
	Common Stock	—	—	—	—	—

		—	2,623	1,269	(2213)	1,679

TOTAL AFFILIATE INVESTMENTS		$5,848	$48,883	$12,934	$(25,158)	$36,659

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)

Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted. The principal amount of debt and the number of shares of common stock and preferred stock are shown in the Consolidated Schedules of Investments as of March 31, 2013.

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

(F)	Debt security is on non-accrual status and, therefore, is considered non-income producing
(G)

As of March 31, 2012, the portfolio company was classified as an Affiliate Investment. As of March 31, 2013, we had taken a controlling interest in the portfolio company, and it has been reclassified as a Control Investment.

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