Form 10-Q
period 2013-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2013-07-29
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 26, 2013, was 26,475,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2013	March 31, 2013
ASSETS
Investments at fair value
Control investments (Cost of $289,472 and $263,522, respectively)	$260,479	$243,803
Affiliate investments (Cost of $51,116 and $52,566, respectively)	36,087	36,659
Non-Control/Non-Affiliate investments (Cost of $19,084 and $10,333, respectively)	11,761	6,020

Total investments at fair value (Cost of $359,672 and $326,421, respectively)	308,327	286,482
Cash and cash equivalents	36,498	85,904
Restricted cash	626	626
Interest receivable	1,669	1,309
Due from custodian	1,678	1,677
Deferred financing costs	3,131	2,336
Other assets	1,018	1,469

TOTAL ASSETS	$352,947	$379,803

LIABILITIES
Borrowings:
Short-term loan at fair value (Cost of $26,009 and $58,016, respectively)	$26,009	$58,016
Line of credit at fair value (Cost of $49,000 and $31,000, respectively)	49,000	31,854
Secured borrowing (Cost of $5,000 and $5,000, respectively)	5,000	5,000

Total borrowings (Cost of $80,009 and $94,016, respectively)	80,009	94,870
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding at June 30 and March 31, 2013	40,000	40,000
Accounts payable and accrued expenses	1,219	1,069
Fees due to Adviser(A)	447	2,067
Fee due to Administrator(A)	243	221
Other liabilities	557	613

TOTAL LIABILITIES	122,475	138,840

Commitments and contingencies(B)
NET ASSETS	$230,472	$240,963

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized and 26,475,958 shares issued and outstanding at June 30 and March 31, 2013, respectively	$26	$26
Capital in excess of par value	287,713	287,713
Cumulative net unrealized depreciation of investments	(51,345)	(39,939)
Cumulative net unrealized depreciation of other	(29)	(883)
Net investment income in excess of distributions	2,752	2,691
Accumulated net realized loss	(8,645)	(8,645)

TOTAL NET ASSETS	$230,472	$240,963

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$8.70	$9.10

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
INVESTMENT INCOME
Interest income
Control investments	$5,637	$3,430
Affiliate investments	1,108	1,771
Non-Control/Non-Affiliate investments	436	308
Cash and cash equivalents	1	2

Total interest income	7,182	5,511
Other income
Control investments	216	394

Total investment income	7,398	5,905

EXPENSES
Base management fee(A)	1,549	1,191
Incentive fee(A)	165	—
Administration fee(A)	243	183
Interest expense on borrowings	477	92
Dividends on mandatorily redeemable preferred stock	713	713
Amortization of deferred financing fees	244	200
Professional fees	120	194
Other general and administrative expenses	365	278

Expenses before credits from Adviser	3,876	2,851
Credits to fees(A)	(511)	(184)

Total expenses net of credits to fees	3,365	2,667

NET INVESTMENT INCOME	$4,033	$3,238

REALIZED AND UNREALIZED LOSS
Net realized loss:
Control investments	—	(46)
Other	—	(41)

Total net realized loss	—	(87)
Net unrealized (depreciation) appreciation:
Control investments	(9,274)	2,354
Affiliate investments	878	(7,712)
Non-Control/Non-Affiliate investments	(3,010)	(359)
Other	854	(451)

Total net unrealized (depreciation) appreciation	(10,552)	(6,168)

Net realized and unrealized loss	(10,552)	(6,255)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,519)	$(3,017)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
Basic and diluted	$(0.25)	$(0.13)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,475,958	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
OPERATIONS:
Net investment income	$4,033	$3,238
Net realized loss on investments	—	(46)
Net realized loss on other	—	(41)
Net unrealized depreciation of investments	(11,406)	(5,717)
Net unrealized appreciation (depreciation) of other	854	(451)

Net decrease in net assets from operations	(6,519)	(3,017)
DISTRIBUTIONS TO COMMON STOCKHOLDERS:	(3,972)	(3,312)

Total decrease in net assets	(10,491)	(6,329)
Net assets at beginning of period	240,963	207,216

Net assets at end of period	$230,472	$200,887

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(6,519)	$(3,017)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(35,590)	(12,765)
Principal repayments of investments	2,340	2,930
Proceeds from the sale of investments	—	(46)
Increase in investment balance due to paid in kind interest	(1)	—
Net realized gain on investments	—	46
Net realized loss on other	—	41
Net unrealized depreciation of investments	11,406	5,717
Net unrealized (depreciation) appreciation of other	(854)	451
Amortization of deferred financing costs	244	200
Decrease in restricted cash	—	616
(Increase) decrease in interest receivable	(360)	269
Increase in due from custodian	(1)	(36)
Decrease (increase) in other assets	451	(106)
Increase in accounts payable and accrued expenses	89	229
Decrease in fees due to Adviser(A)	(1,620)	(143)
Increase (decrease) in fee due to Administrator(A)	22	(35)
Decrease in other liabilities	(56)	(52)

Net cash used in operating activities	(30,449)	(5,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	26,009	76,010
Repayments on short-term loans	(58,016)	(76,005)
Proceeds from Credit Facility	28,500	31,000
Repayments on Credit Facility	(10,500)	—
Deferred financing costs	(978)	(107)
Distributions paid to common stockholders	(3,972)	(3,312)

Net cash (used in) provided by financing activities	(18,957)	27,586

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,406)	21,885
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,904	91,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,498	$113,431

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	11,539
		Common Stock (418,072 shares)(C)(F)		1,045	867
		Common Stock Warrants (465,639 shares)(C)(F)		25	—

				22,554	26,906
ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $288 available (3.0%, Due 3/2015)(G)	7,912	7,856	—
		Senior Subordinated Term Debt (2.0%, Due 3/2015)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($500)

				16,410	—
Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	3,486
		Guaranty ($2,000)
		Guaranty ($1,269)

				11,725	7,486
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $282 available (4.0%, Due 8/2015)(D)	2,868	2,868	674
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	605
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	2,067
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	270
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				17,891	3,616
Drew Foam Company, Inc.	Manufacturing — molds and fabricates expanded polystyrene	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	3,020
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	13,933
Frontier Packaging, Inc.	Manufacturing — packaging products	Senior Term Debt (12%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	1,436
		Common Stock (152 shares)(C)(F)		153	311

				14,026	14,247
Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2017)	15,520	15,520	15,520
		Preferred Stock (5,373,186 shares)(C)(F)		11,464	8,615
		Common Stock (48,093 shares)(C)(F)		48	—

				27,032	24,135
Ginsey Home Solutions, Inc.	Retail and Service — children and home products	Senior Subordinate Term Debt (13.5%, Due 1/2018)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	5,081
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	18,131
Jackrabbit, Inc.	Manufacturing — agricultural machinery	Revolving Credit Facility, $1,500 available (13.5% , Due 4/2014)(H)	1,500	1,500	1,500
		Senior Term Debt (13.5%, Due 4/2018)(H)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(H)		3,556	3,556
		Common Stock (636 shares)(C)(F)(H)		94	94

				16,150	16,150
Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,681

				9,379	14,283
Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,577
		Preferred Stock (27,900 shares)(C)(F)		2,790	2,228
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	15,805

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Senior Term Debt (14.0%, Due 12/2015)	$7,775	$7,775	$7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,013
		Common Stock (90,909 shares)(C)(F)		91	—

				9,775	9,788
SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,296
		Common Stock (221,500 shares)(C)(F)		221	4,074

				13,570	17,725
SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	8,500

				28,148	26,899
Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)(H)	7,500	7,500	7,500
		Preferred Stock (1,499 shares)(C)(F)(H)		1,499	1,499
		Common Stock (600 shares)(C)(F)(H)		1	1

				9,000	9,000
Tread Corp.	Manufacturing — storage and transport equipment	Revolving Credit Facility, $714 available (12.5%, Due 6/2014)(G)	2,535	2,535	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(D)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				15,632	—
Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	23,375

				25,000	42,375

Total Control Investments (represents 84.5% of total investments at fair value)				$289,472	$260,479

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	2,000	2,000	2,045
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,776
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,853

				8,515	9,674
Channel Technologies Group, LLC	Manufacturing — acoustic products	Senior Term Debt (9.0%, Due 12/2014)(D)	5,596	5,596	5,540
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,643
		Preferred Stock (1,599 shares)(C)(F)		1,599	197
		Common Stock (1,598,616 shares)(C)(F)		—	—

				17,945	16,380
Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (10.5%, Due 1/2015)(D)	800	800	336
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	3,035
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	1,533
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	1,533
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,759	6,437

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Packerland Whey Products, Inc.	Manufacturing — dairy, meat, and protein supplements	Preferred Stock (248 shares)(C)(F)		$2,479	$309
		Common Stock (247 shares)(C)(F)		21	—

				2,500	309
Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	3,287
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	3,287

Total Affiliate Investments (represents 11.7% of total investments at fair value)				$51,116	$36,087

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Revolving Credit Facility, $0 available (6.5%, Due 5/2014)(D)	$750	$750	$225
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,433	6,443	1,933
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	852
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	3,010
Funko, LLC	Personal and Non-Durable Consumer Products	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(H)	7,501	7,501	7,501
		Preferred Stock (1,250 shares)(C)(F)(H)		1,250	1,250

				8,751	8,751
Total Non-Control/Non-Affiliate Investments (represents 3.8% of total investments at fair value)				$19,084	$11,761

TOTAL INVESTMENTS				$359,672	$308,327

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect as of June 30, 2013, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of June 30, 2013.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(F)

Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(G)	Debt security is on non-accrual status.
(H)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended June 30, 2013, best represents fair value as of June 30, 2013.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(F)		6,984	11,292
		Common Stock (418,072 shares)(C)(F)		1,045	1,179
		Common Stock Warrants (465,639 shares)(C)(F)		25	369

				22,554	27,340
ASH Holdings Corp.	Retail and Service — school buses and parts	Revolving Credit Facility, $288 available (3.0%, Due 3/2015)(G)	7,912	7,856	—
		Senior Subordinated Term Debt (2.0%, Due 3/2015)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($500)

				16,410	—
Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	3,467
		Guaranty ($2,000)
		Guaranty ($1,370)

				11,725	7,467
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Revolving Credit Facility, $282 available (4.0%, Due 8/2015)(D)	2,868	2,868	717
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	644
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	2,199
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	287
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				17,891	3,847
Drew Foam Company, Inc.	Manufacturing — molds and fabricates expanded polystyrene	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(F)		3,375	3,511
		Common Stock (5,372 shares)(C)(F)		63	676

				14,351	15,100
Frontier Packaging, Inc.	Manufacturing — packaging products	Senior Term Debt (12%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	653
		Common Stock (152 shares)(C)(F)		153	—

				14,026	13,153
Galaxy Tool Holding Corp.	Manufacturing — aerospace and service of water coolers plastics	Senior Subordinated Term Debt (13.5%, Due 8/2017)	15,520	15,520	15,520
		Preferred Stock (5,373,186 shares)(F)		11,464	5,356
		Common Stock (48,093 shares)(C)(F)		48	—

				27,032	20,876
Ginsey Home Solutions, Inc.	Retail and Service — children and home products	Senior Subordinate Term Debt (13.5%, Due 1/2018)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	8,783
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	21,833
Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,817

				9,379	14,419
Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679
		Preferred Stock (27,900 shares)(C)(F)		2,790	3,051
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	16,730
Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,273
		Common Stock (90,909 shares)(C)(F)		91	955

				9,775	11,003

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	$11,355	$11,355	$11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,253
		Common Stock (221,500 shares)(C)(F)		221	4,635

				13,570	18,243
SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,423

				28,148	29,822
Tread Corp.	Manufacturing — storage and transport equipment	Revolving Credit Facility, $1,014 available (12.5%, Due 6/2013)(G)	1,736	1,736	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 5/2015)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(D)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				14,833	—
Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	24,970

				25,000	43,970

Total Control Investments (represents 85.1% of total investments at fair value)				$263,522	$243,803

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	$2,200	$2,200	$2,258
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,805
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,803

				8,715	9,866
Channel Technologies Group, LLC	Manufacturing — acoustic products	Revolving Credit Facility, $0 available (7.0%, Due 5/2013)(D)	1,250	1,250	1,248
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,596	5,596	5,589
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,737
		Preferred Stock (1,599 shares)(C)(F)		1,599	275
		Common Stock (1,598,616 shares)(C)(F)		—	—

				19,195	17,849
Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Revolving Credit Facility, $0 available (10.5%, Due 1/2015)(D)	800	800	360
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	3,252
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	1,643
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	1,643
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,759	6,898
Packerland Whey Products, Inc.	Manufacturing — dairy, meat, and protein supplements	Preferred Stock (248 shares)(C)(F)		2,479	367
		Common Stock (247 shares)(C)(F)		21	—

				2,500	367
Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	1,679
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	1,679

Total Affiliate Investments (represents 12.8% of total investments at fair value)				$52,566	$36,659

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Revolving Credit Facility, $0 available (6.5%, Due 5/2014)(D)	$750	$750	$450
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,433	6,443	3,866
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	1,704
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	6,020

Total Non-Control/Non-Affiliate Investments (represents 2.1% of total investments at fair value)				$10,333	$6,020

TOTAL INVESTMENTS(H)				$326,421	$286,482

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect as of March 31, 2013, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2013.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
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

JUNE 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio consisting of approximately 80% debt investments and 20% equity investments, at cost.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and a Securities and Exchange Commission (“SEC”) registered investment adviser, pursuant to an investment advisory agreement and management agreement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2013, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on May 14, 2013.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities presented in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by GAAP.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (the “Board of Directors”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

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

Publicly-traded securities: The Adviser determines the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security, adjusted for any decrease in value resulting from the restrictive feature. As of June 30 and March 31, 2013, we did not have any investments in publicly traded securities.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, the Adviser develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Adviser believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. As of June 30 and March 31, 2013, we had no securities for which a limited market exits.

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

(B)

Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical, secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and, as such, determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund. As of June 30 and March 31, 2013, we had no non-control equity securities of other funds.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2013, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Tread Corp. (“Tread”) were on non-accrual. These non-accrual loans had an aggregate cost basis of $25.7 million, or 9.7% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2013, ASH and Tread were also on non-accrual and had an aggregate cost basis of $24.9 million, or 10.4% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

During the three months ended June 30, 2013, we recorded PIK income of $10. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash.

Other Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. We did not record any dividend income during the three months ended June 30, 2013 and 2012.

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $0.2 million and $0.4 million of success fees during the three months ended June 30, 2013 and 2012, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”).

Both dividends and success fees are recorded in Other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we anticipate no impact from adopting this standard on our financial position or results of operations. We are currently assessing whether additional disclosure requirements will be necessary. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3— inputs to the valuation methodology are unobservable and reflect assumptions that market participants would use when pricing the asset or liability. Level 3 inputs can include the Adviser’s own assumptions based upon the best available information.

As of June 30 and March 31, 2013, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended June 30, 2013 and 2012, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of June 30 and March 31, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	June 30, 2013			March 31, 2013
	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
Control Investments
Senior debt	$—	$93,160	$93,160	$—	$73,391	$73,391
Senior subordinated debt	—	79,647	79,647	—	79,748	79,748
Preferred equity	—	76,645	76,645	—	77,032	77,032
Common equity/equivalents	—	11,027	11,027	—	13,632	13,632

Total Control Investments	—	260,479	260,479	—	243,803	243,803
Affiliate Investments
Senior debt	—	22,620	22,620	—	24,471	24,471
Senior subordinated debt	—	6,821	6,821	—	7,063	7,063
Preferred equity	—	6,646	6,646	—	5,125	5,125

Total Affiliate Investments	—	36,087	36,087	—	36,659	36,659
Non-Control/Non-Affiliate Investments
Senior debt	—	3,010	3,010	—	6,020	6,020
Senior subordinated debt	—	7,501	7,501	—	—	—
Preferred equity	—	1,250	1,250	—	—	—

Total Non-Control/Non-Affiliate Investments	—	11,761	11,761	—	6,020	6,020

Total Investments at fair value	$—	$308,327	$308,327	$—	$286,482	$286,482
Cash Equivalents	30,000	—	30,000	65,000	—	65,000

Total Investments and Cash Equivalents	$30,000	$308,327	$338,327	$65,000	$286,482	$351,482

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30 and March 31, 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2013	Fair Value as March 31, 2013	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as June 30, 2013	Range / Weighted Average as March 31, 2013
Senior debt	$118,790	$103,882	TEV	EBITDA multiples(B)	3.7x – 7.0x /5.2x	4.6x – 7.3x /5.6x
				EBITDA(B)	($233) – $5,912/ $3,644	($997) –$6,640/$3,752
			SPSE(A)	EBITDA(B)	$335 - $3,249 / $1,370	$29 -$3,225 /$1,248
				Risk Ratings(C)	3.7–7.9/4.8	3.7 – 6.9/5.1
Senior subordinated debt	93,969	86,811	TEV	EBITDA multiples(B)	4.3x – 9.7x /6.4x	4.5x – 9.7x / 6.5x
				EBITDA(B)	($2,739) – $8,238/ $4,442	($2,866) – $8,695/$4,400
			SPSE(A)	EBITDA(B)	$5,231 - $6,543 / $5,878	$5,169 - $6,026 / $5, 738
				Risk Ratings(C)	4.9 – 6.2/5.4	4.1 - 6.2 / 4.8
Preferred equity	84,541	82,157	TEV	EBITDA multiples(B)	3.7x – 9.7x /5.6x	4.2x – 9.7x / 5.9x
				EBITDA(B)	($2,739) -$8,238 / $4,347	($2,866) - $8,695 / $4,344
Common equity/equivalents	11,027	13,632	TEV	EBITDA multiples(B)	3.6x – 7.5x /5.9x	3.7x – 7.8x /6.2x
				EBITDA(B)	($2,739) -$6,655 / $2,064	($2,866) -$6,026 / $1,959

Total	$308,327	$286,482

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

(B)

Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiple inputs are used in the TEV fair value determination, and the issuer’s debt, equity, and/or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach. In limited cases, the revenue from the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies and the related revenue multiples, generally indexed, are used to provide a TEV fair value determination of our bundled debt and equity investments.

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

A portfolio company’s EBITDA and EBITDA multiples are the significant unobservable inputs generally included in the Adviser’s internally-assessed TEV models used to value our proprietary debt and equity investments. Holding all other factors constant, increases (decreases) in the EBITDA and/or the EBITDA multiples inputs would result in a higher (lower) fair value measurement. Per our valuation policy, the Adviser generally uses an indexed EBITDA multiple. EBITDA and EBITDA multiple inputs do not necessarily directionally correlate since EBITDA is a company performance metric and EBITDA multiples can be influenced by market, industry, size and other factors.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three month periods ended June 30, 2013 and 2012 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements of Investments Using Significant Unobservable Inputs (Level 3)

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2013:
Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482
Total (losses) gains:
Net unrealized (depreciation) appreciation(B)	(3,842)	(943)	(3,922)	(2,699)	(11,406)
New investments, repayments and settlements(C):
Issuances / Originations	20,690	8,501	6,306	94	35,591
Settlements / Repayments	(1,940)	(400)	—	—	(2,340)

Fair value as of June 30, 2013	$118,790	$93,969	$84,541	$11,027	$308,327

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2012:
Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652
Total (losses) gains:
Net realized losses(A)(D)	—	—	—	(46)	(46)
Net unrealized (depreciation) appreciation(B)	(4,990)	2,587	(4,956)	1,642	(5,717)
New investments, repayments and settlements(C):
Issuances / Originations	950	9,315	2,479	21	12,765
Settlements / Repayments	(765)	(2,165)	—	—	(2,930)
Sales(D)	—	—	—	46	46

Fair value as of June 30, 2012	$90,081	$80,398	$44,192	$15,099	$229,770

(A)	Included in Net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the periods ended June 30, 2013 and 2012.
(B)	Included in Net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statements of Operations for the periods ended June 30, 2013 and 2012.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)	Included in Net realized (losses) gains and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.

Investment Activity

During the three months ended June 30, 2013, the following significant transactions occurred:

•

In April 2013, we invested $17.7 million in a new Control investment, Jackrabbit, Inc. (“Jackrabbit”), through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

•

In May 2013, we invested $8.8 million in a new Non-Control/Non-Affiliate investment, Funko, LLC (“Funko”), through a combination of debt and equity. Funko, headquartered in Lynnwood, Washington, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with our affiliate fund, Gladstone Capital Corporation, pursuant to an exemptive order granted by the SEC in July 2012.

•

In June 2013, we invested $9.0 million in a new Control investment, Star Seed, Inc. (“Star Seed”), through a combination of debt and equity. Based in Osborne, Kansas, Star Seed provides its customers with a variety of specialty seeds and related products.

Investment Concentrations

As of June 30, 2013, our investment portfolio consisted of investments in 24 portfolio companies located in 15 states across 14 different industries with an aggregate fair value of $308.3 million, of which Venyu Solutions, Inc. (“Venyu”), Acme Cryogenics, Inc. (“Acme”) and SOG Specialty K&T, LLC (“SOG”), collectively, comprised approximately $96.2 million, or 31.2%, of our total investment portfolio at fair value. The following table outlines our investments by security type at June 30 and March 31, 2013:

	June 30, 2013				March 31, 2013
	Cost		Fair Value		Cost		Fair Value
Senior debt	$154,495	43.0%	$118,790	38.5%	$135,745	41.6%	$103,882	36.3%
Senior subordinated debt	111,648	31.0	93,969	30.5	103,547	31.7	86,811	30.3

Total debt	266,143	74.0	212,759	69.0	239,292	73.3	190,693	66.6
Preferred equity	88,016	24.5	84,541	27.4	81,710	25.0	82,157	28.7
Common equity/equivalents	5,513	1.5	11,027	3.6	5,419	1.7	13,632	4.7

Total equity/equivalents	93,529	26.0	95,568	31.0	87,129	26.7	95,789	33.4

Total investments	$359,672	100.0%	$308,327	100.0%	$326,421	100.0%	$286,482	100.0%

Investments at fair value consisted of the following industry classifications at June 30 and March 31, 2013:

	June 30, 2013		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$56,644	18.4%	$59,170	20.7%
Electronics	42,374	13.7	43,970	15.3
Machinery	32,008	10.4	32,662	11.4
Diversified/Conglomerate Manufacturing	29,784	9.7	32,698	11.4
Leisure, Amusement, Motion Pictures, Entertainment	26,899	8.7	29,822	10.4
Farming and Agriculture	25,150	8.2	—	—
Aerospace and Defense	24,135	7.8	20,876	7.3
Containers, Packaging, and Glass	23,922	7.8	23,019	8.0
Home and Office Furnishings, Housewares, and Durable Consumer Products	21,418	6.9	23,512	8.2
Personal and Non-Durable Consumer Products	8,751	2.8	—	—
Automobile	7,486	2.4	7,467	2.6
Cargo Transport	6,437	2.1	6,897	2.4
Buildings and Real Estate	3,010	1.0	6,020	2.2
Beverage, Food, and Tobacco	309	0.1	369	0.1

Total Investments	$308,327	100.0%	$286,482	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of June 30 and March 31, 2013:

	June 30, 2013		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$117,223	38.0%	$125,518	43.8%
West	101,849	33.0	81,400	28.4
Northeast	55,810	18.1	58,319	20.4
Midwest	33,445	10.9	21,245	7.4

Total Investments	$308,327	100.0%	$286,482	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2013:

		Amount
For the remaining nine months ending March 31:	2014	$9,133
For the fiscal year ending March 31:	2015	76,384
	2016	42,164
	2017	60,735
	2018	51,982
	Thereafter	26,000

	Total contractual repayments	$266,398
	Investments in equity securities	93,529
	Adjustments to cost basis on debt securities	(255)

	Total cost basis of investments held at June 30, 2013:	$359,672

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30 and March 31, 2013, we had gross receivables from portfolio companies of $0.7 million and $1.2 million, respectively. The allowance for uncollectible receivables was $129 and $44 as of June 30 and March 31, 2013, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). The Adviser is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee. On July 9, 2013, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2014.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
	2013	2012
Average gross assets subject to base management fee(A)	$309,800	$238,200
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,549	1,191
Credit for fees received by Adviser from the portfolio companies(B)	(511)	(184)

Net base management fee	$1,038	$1,007

Incentive fee(B)	$165	$—

(A)

Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%. It is computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services. 50% of certain of these fees and 100% of others are credited against the base management fee that we would otherwise be required to pay to our Adviser.

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

Our Board of Directors accepted an unconditional and irrevocable voluntary waiver from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100% cover distributions to common stockholders for the three months ended June 30, 2013.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through June 30, 2013, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through June 30, 2013.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 9, 2013, our Board of Directors approved the renewal of the Administration Agreement through August 31, 2014.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2013	March 31, 2013
Base management fee due to Adviser	$262	$625
Incentive fee due to Adviser	165	1,454
Other due to (from) Adviser	20	(12)

Total fees due to Adviser	$447	$2,067

Fee due to Administrator	$243	$221

Total related party fees due	$690	$2,288

NOTE 5. BORROWINGS

Line of Credit

On April 30, 2013, through our wholly-owned subsidiary, Business Investment, we entered into a fifth amended and restated credit agreement to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60.0 million to $70.0 million and to extend the maturity date as described below. The Credit Facility was arranged by Key Equipment Finance Inc. (“KEF”) as administrative agent, lead arranger and a lender, with Branch Banking and Trust Company (“BB&T”) as a lender. The maturity date was extended to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70.0 million to $105.0 million by entering into Joinder Agreements pursuant to the Credit Agreement, by and among Business Investment, the administrative agent, the servicer and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2013	March 31, 2013
Commitment amount	$105,000	$60,000
Borrowings outstanding at cost	49,000	31,000
Availability	52,088	29,000

	For the Three Months Ended June 30,
	2013	2012
Weighted average borrowings outstanding	$32,654	$791
Effective interest rate(A)	4.6%	41.9	%(B)
Commitment (unused) fees incurred	$52	$75

(A)	Excludes the impact of deferred financing fees.
(B)

Due to limited borrowings outstanding, the commitment (unused) fees significantly increase the effective interest rate. The stated interest rate on advances bore interest at 30-day LIBOR plus 3.75% per annum.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. KEF is also the trustee of the account and remits the collected funds to us once a month.

Generally, our Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2014, 2015, 2016 and 2017. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170.0 million plus 50% of all equity and subordinated debt raised after April 30, 2013, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2013, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $270.5 million, an asset coverage of 283% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of June 30, 2013, Business Investment had 19 obligors. As of June 30, 2013, we were in compliance with all covenants.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $30.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on June 27, 2013. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in cash and cash equivalents on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of June 30, 2013. The T-Bills were purchased on margin using $4.0 million in cash and the proceeds from a $26.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.56%. On July 5, 2013, when the T-Bills matured, we repaid the $26.0 million loan from Jefferies and we received back the $4.0 million margin payment sent to Jefferies to complete the transaction.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). We evaluated whether the transaction should be accounted for as a sale or a financing-type transaction under the applicable guidance of ASC 860. Based on the terms of the participation agreement, we are required to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assists and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5.0 million secured borrowing liability. The secured borrowing has a stated interest rate of 7% and a maturity date of January 3, 2018.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, we estimate the fair value of our Credit Facility using estimates of value provided by an independent third party and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. During the three months ended June 30, 2013, due to the closing of a new three-year line of credit, increase in the commitment size from $60.0 million to $105.0 million and the addition of two new lenders, cost was deemed to approximate fair value. Additionally, due to the nine-day duration of the short-term loan, cost was deemed to approximate fair value. At each of June 30 and March 31, 2013, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan and Credit Facility carried at fair value as of June 30 and March 31, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three months ended June 30, 2013 and 2012:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	June 30, 2013	March 31, 2013
Short-Term Loan	$26,009	$58,016
Credit Facility	49,000	31,854

Total	$75,009	$89,870

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total
Three months ended June 30, 2013:
Fair value at March 31, 2013	$58,016	$31,854	$89,870
Borrowings	26,009	28,500	54,509
Repayments	(58,016)	(10,500)	(68,516)
Net unrealized depreciation(A)	—	(854)	(854)

Fair value at June 30, 2013	$26,009	$49,000	$75,009

	Short-Term Loan	Credit Facility	Total
Three months ended June, 30 2012:
Fair value at March 31, 2012	$76,005	$—	$76,005
Borrowings	76,010	31,000	107,010
Repayments	(76,005)	—	(76,005)
Net unrealized appreciation(A)	—	492	492

Fair value at June 30, 2012	$76,010	$31,492	$107,502

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statement of Operations for periods ended June 30, 2013 and 2012.

The fair value of the collateral under our Credit Facility was approximately $303.1 million and $263.7 million at June 30 and March 31, 2013, respectively. The fair value of the collateral under the short-term loan was approximately $30.0 million and $65.0 million at June 30 and March 31, 2013, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

We have entered into an interest rate cap agreement with BB&T that effectively limits the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreement provide that the interest rate on a portion of our borrowings is capped at a certain interest rate when 30-day LIBOR is in excess of that certain interest rate. The fair value of the interest rate cap agreement is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreement quarterly based on the current market valuation at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations. Generally, we will estimate the fair value of our interest rate cap using estimates of value provided by the counterparty and our own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both June 30 and March 31, 2013, our interest rate cap agreement was valued using Level 3 inputs. The following table summarizes the key terms of the interest rate cap agreement:

					June 30, 2013		March 31, 2013
Interest Rate Cap(A)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	Cost	Fair Value	Cost	Fair Value
December 2011	$50,000	6.0%	May 2012	October 2013	$29	$—	$29	$—

(A)	Indicates date we entered into the interest rate cap agreement with BB&T.

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

In July 2013, we entered into a forward interest rate cap agreement. See Note 13—Subsequent Events for further discussion.

NOTE 7. MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2012, we completed a public offering of 1,600,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $38.0 million. We incurred $2.0 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending February 28, 2017.

The shares have a redemption date of February 28, 2017, and are traded under the ticker symbol GAINP on the NASDAQ Global Select Market. The Term Preferred Stock is not convertible into our common stock or any other security. The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly. We are required to redeem all of the outstanding Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, there are three other potential redemption triggers: 1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Term Preferred Stock, 2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of the Term Preferred Stock.

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the three months ended June 30, 2013:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2014	April 1 – 30	April 9, 2013	April 22, 2013	April 30, 2013	$0.1484375
	May 1 – 31	April 9, 2013	May 20, 2013	May 31, 2013	0.1484375
	June 1 – 30	April 9, 2013	June 19, 2013	June 28, 2013	0.1484375

			Three months ended June 30, 2013:		$0.4453125

2013	April 1 – 30	April 11, 2012	April 20, 2012	April 30, 2012	$0.1484375
	May 1 – 31	April 11, 2012	May 18, 2012	May 31, 2012	0.1484375
	June 1 – 30	April 11, 2012	June 20, 2012	June 29, 2012	0.1484375

			Three months ended June 30, 2012:		$0.4453125

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date. The fair value of the Term Preferred Stock based on the last reported closing price as of June 30 and March 31, 2013, was approximately $42.2 million and $42.7 million, respectively.

Aggregate Term Preferred Stock distributions declared and paid for the three months ended June 30, 2013, were approximately $0.7 million. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

NOTE 8. COMMON STOCK

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

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

NOTE 9. NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net decrease in net assets resulting from operations per weighted average common share for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Numerator for basic and diluted net decrease in net assets resulting from operations per common share	$(6,519)	$(3,017)
Denominator for basic and diluted weighted average common shares	26,475,958	22,080,133

Basic and diluted net decrease in net assets resulting from operations per common share	$(0.25)	$(0.13)

NOTE 10. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code, we are required to distribute to our stockholders 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on our estimated taxable income by management. Based on that estimate, three monthly distributions are declared each quarter.

Our Board of Directors declared the following monthly distributions to common stockholders for the three months ended June 30, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	April 9, 2013	April 22, 2013	April 30, 2013	$0.05
	April 9, 2013	May 14, 2013	May 31, 2013	0.05
	April 9, 2013	June 19, 2013	June 28, 2013	0.05

		Three months ended June 30, 2013:		$0.15

2013	April 11, 2012	April 20, 2012	April 30, 2012	$0.05
	April 11, 2012	May 18, 2012	May 31, 2012	0.05
	April 11, 2012	June 20, 2012	June 29, 2012	0.05

		Three months ended June 30, 2012:		$0.15

Aggregate common distributions declared quarterly and paid for the three months ended June 30, 2013 and 2012 were approximately $4.0 million and $3.3 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. The tax characterization of the common distributions declared and paid for the fiscal year ended March 31, 2014, will be determined at fiscal year end and cannot be determined at this time. For the fiscal year ended March 31, 2013, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.1 million of the common distributions paid in fiscal year 2014 as having been paid in the prior year.

NOTE 11. COMMITMENTS AND CONTINGENCIES

As of June 30, 2013, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of June 30, 2013, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

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

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of June 30 and March 31, 2013:

	June 30, 2013	March 31, 2013
Unused line of credit commitments	$2,784	$1,584
Guarantees	3,769	3,870

Total	$6,553	$5,454

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $43 as of June 30 and March 31, 2013.

NOTE 12. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2013	2012
Per Common Share Data
NAV at beginning of period(A)	$9.10	$9.38
Net investment income(B)	0.15	0.15
Net unrealized (depreciation) appreciation of investments and other(B)	(0.40)	(0.28)

Total from investment operations(B)	(0.25)	(0.13)
Cash distributions from net investment income(B)(C)	(0.15)	(0.15)

NAV at end of period(A)	$8.70	$9.10

Per common share market value at beginning of period	$7.31	$7.57
Per common share market value at end of period	7.35	7.39
Total return(D)	2.61%	(0.38)%
Common stock outstanding at end of period	26,475,958	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$230,472	$200,887
Average net assets(E)	237,146	204,858

Senior Securities Data(F):
Total borrowings at cost	$80,009	$107,010
Mandatorily redeemable preferred stock	40,000	40,000
Asset coverage ratio(G)	283%	230%
Average coverage per unit(H)	$2,829	$2,300

Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)(J)	6.54%	5.57%
Ratio of net expenses to average net assets(I)(K)	5.68	5.21
Ratio of net investment income to average net assets(I)	6.80	6.32

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.

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

NOTE 13. SUBSEQUENT EVENTS

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. The registration statement will permit us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of such securities.

Short-Term Loan

On June 27, 2013, we purchased $30.0 million of T-Bills through Jefferies. The T-Bills were purchased on margin using $4.0 million in cash and the proceeds from a $26.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.56%. On July 5, 2013, when the T-Bills matured, we repaid the $26.0 million loan from Jefferies and received the $4.0 million margin payment sent to Jefferies to complete the transaction.

Distributions

On July 9, 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
July 19, 2013	July 31, 2013	$0.05	$0.1484375
August 21, 2013	August 30, 2013	0.05	0.1484375
September 18, 2013	September 30, 2013	0.05	0.1484375

	Total for the Quarter:	$0.15	$0.4453125

Interest Rate Cap Agreement

In July 2013, through Business Investment, we entered into a forward interest rate cap agreement with Keybank National Association, effective October 31, 2013 and expiring April 30, 2016, for a notional amount of $45.0 million that effectively limits the interest rate on a portion of our borrowings pursuant to the terms of our Credit Facility. We incurred a premium fee of $75 in conjunction with this agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements. We have based forward-looking statements on information available to us on the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

The following analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2013.

OVERVIEW

General

We are an externally-managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio consisting of approximately 80% debt investment and 20% equity investment, at cost.

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

Our common stock and 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “GAIN” and “GAINP,” respectively.

We are externally managed by our investment advisor, Gladstone Management Corporation (the “Adviser”), a SEC registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. Our Board of Directors, which is composed of a majority of directors independent from us, supervises such investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

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

Capital Raising Efforts

Despite the challenges in these uncertain economic times, over the past year and-a-half, we have been able to extend and increase the size of our revolving line of credit (our “Credit Facility”) and complete public offerings of preferred and common stock. In October 2012, we extended the maturity date on our Credit Facility an additional year to 2015, and subsequently, in April and May 2013, we extended the maturity date another six months into 2016 and increased the commitment amount from $60 million to $105 million. In March 2012, we issued 1.6 million shares of our Term Preferred Stock for gross proceeds of $40.0 million. In October 2012, we issued 4.4 million shares of common stock for gross proceeds of $33.0 million.

Despite our public offering of common stock during the fiscal year, market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On July 26, 2013, the closing market price of our common stock was $7.38, which represented a 15.2% discount to our June 30, 2013, net asset value (“NAV”) per share of $8.70. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the Investment Company Act of 1940 (the “1940 Act”), which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval other than through sales to our then-existing stockholders pursuant to a rights offering.

At our annual meeting of stockholders held on August 9, 2012, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This proposal is in effect for one year from the date of stockholder approval. With our Board of Directors’ approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have and will allow us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and allow us to increase our debt capital while still complying with our applicable debt to equity ratios. At our next annual meeting of stockholders, scheduled to take place on August 8, 2013, we again have submitted to our stockholders a proposal to authorize us, with the approval of our Board of Directors, to issue and sell shares (during the next 12 months) at a price below its then current net asset value per share, subject to certain limitations as described in the Proxy Statement for the 2013 Annual Meeting of Stockholders, filed with the SEC on June 21, 2013.

New Investments

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. These opportunities and the aforementioned capital raising efforts have allowed us to invest approximately $219.1 million into 13 new proprietary debt and equity deals since October 2010. During the three months ended June 30, 2013, we invested a total of $35.5 million in three new deals.

The majority of these new investments, as well as the majority of our debt securities in our portfolio, has a success fee component, which enhances the yield on our debt investment. Unlike paid in kind (“PIK”) income, we do not recognize the fee into income until it is received in cash. As a result, as of June 30, 2013, we had an off-balance sheet success fee receivable of $15.0 million, or approximately $0.57 per common share. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Regulatory Compliance

Due to the limited number of investments in our portfolio, our current asset composition has affected our ability to satisfy certain elements of the rules of the Internal Revenue Code of 1986, as amended (the “Code”), for maintenance of our status as a regulated investment company (“RIC”) under subchapter M of the Code. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the three months ended June 30, 2013, we again fell below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. As of June 30, 2013, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the June 30, 2013, measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we are once again below the 50% threshold.

Thus, while we currently qualify as a RIC despite our recent inability to continuously meet the 50% threshold and potential inability to do so in the future, if we make any new or additional investments before regaining continuous compliance with the asset diversification test, our RIC status could be threatened. If we make a new or additional investment and fail to regain compliance with the 50% threshold on the next quarterly measurement date following such investment, we will not be in compliance with the RIC rules and will have thirty days to “cure” our failure to meet the 50% threshold to avoid the loss of our RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again exceed the 50% threshold on a consistent basis.

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

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “senior securities.” As of June 30, 2013, our asset coverage ratio was 283%. The ratio is impacted, in part, by our need to obtain a short-term loan at quarter end to satisfy the 50% threshold for our RIC status. Between the quarter end measurement dates, when we do not have a short-term loan outstanding, our leverage and asset coverage ratio improve. However, until the composition of our assets is above the required 50% threshold on a consistent basis, we will have to continue to obtain short-term loans on a quarterly basis. This strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act. Our common stock offering in October 2012, was undertaken, in part, to provide us additional equity capital to help ensure continued compliance with the 200% asset coverage ratio.

Investment Highlights

During the three months ended June 30, 2013, we disbursed $34.6 million in new debt and equity investments and extended $1.0 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through June 30, 2013, we have made 201 investments in 101 companies for a total of approximately $834.6 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the three months ended June 30, 2013, the following significant transactions occurred:

•

In April 2013, we invested $17.7 million in a new Control investment, Jackrabbit, Inc. (“Jackrabbit”), through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

•

In May 2013, we invested $8.8 million in a new Non-Control/Non-Affiliate investment, Funko, LLC (“Funko”), through a combination of debt and equity. Funko, headquartered in Lynnwood, Washington, is a designer, importer, and marketer of pop-culture collectibles. This was our first co-investment with our affiliate fund, Gladstone Capital Corporation, pursuant to an exemptive order granted by the SEC in July 2012.

•

In June 2013, we invested $9.0 million in a new Control investment, Star Seed, Inc. (“Star Seed”), through a combination of debt and equity. Based in Osborne, Kansas, Star Seed provides its customers with a variety of specialty seeds and related products.

Recent Developments

Credit Facility Extension and Expansion

On April 30, 2013, through our wholly-owned subsidiary, Business Investment, we entered into a fifth amended and restated credit agreement to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60.0 million to $70.0 million and to extend the maturity date as described below. The Credit Facility was arranged by Key Equipment Finance Inc. (“KEF”) as administrative agent, lead arranger and a lender, with Branch Banking and Trust Company (“BB&T”) as a lender. The maturity date was extended to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70.0 million to $105.0 million by entering into Joinder Agreements pursuant to the Credit Agreement by and among Business Investment, the administrative agent, the servicer and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

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

For the June 30, 2013 measurement date, we purchased $30.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on June 27, 2013. The T-Bills were purchased on margin using $4.0 million in cash and the proceeds from a $26.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.56%. On July 5, 2013, when the T-Bills matured, we repaid the $26.0 million loan from Jefferies and received the $4.0 million margin payment sent to Jefferies to complete the transaction.

RESULTS OF OPERATIONS

Comparison of the Three months ended June 30, 2013, to the Three months ended June 30, 2012

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$7,182	$5,511	$1,671	30.3%
Other income	216	394	(178)	(45.2)

Total investment income	7,398	5,905	1,493	25.3

EXPENSES
Base management fee	1,549	1,191	358	30.1
Incentive fee	165	—	165	NM
Administration fee	243	183	60	32.8
Interest and dividend expense	1,190	805	385	47.8
Amortization of deferred financing costs	244	200	44	22.0
Other	485	472	13	3.0

Expenses before credits from Adviser	3,876	2,851	1,025	36.0
Credits to fees	(511)	(184)	(327)	177.7

Total expenses net of credits to fees	3,365	2,667	698	26.2

NET INVESTMENT INCOME	4,033	3,238	795	24.6

REALIZED AND UNREALIZED LOSS:
Net realized loss on investments and other	—	(87)	87	(100.0)
Net unrealized depreciation of investments	(11,406)	(5,717)	(5,689)	99.5
Net unrealized appreciation (depreciation) of other	854	(451)	1,305	NM

Net realized and unrealized loss on investments and other	(10,552)	(6,255)	(4,297)	68.7

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,519)	$(3,017)	$(3,502)	116.1%

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE—BASIC AND DILUTED	$(0.25)	$(0.13)	$(0.12)	92.3%

NM = Not Meaningful

Investment Income

Total investment income increased by 25.3% for the three months ended June 30, 2013, as compared to the prior year period. This increase was primarily due to an overall increase in interest income as a result of an increase in the size of our loan portfolio during the quarter ended June 30, 2013.

Interest income from our investments in debt securities increased 30.3% for the three months ended June 30, 2013, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2013, was approximately $229.9 million, compared to approximately $177.1 million for the prior year period. This increase was primarily due to approximately $83.1 million in new investments originated after June 30, 2012, including Ginsey Home Solutions, Inc. (“Ginsey”), Drew Foam Company, Inc. (“Drew Foam”), Frontier Packaging, Inc. (“Frontier”), Jackrabbit, Funko and Star Seed, as well as the recapitalization of Galaxy Tool Holding Corp (“Galaxy”). At June 30, 2013, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Tread Corp. (“Tread”), were on non-accrual, with an aggregate weighted average principal balance of $25.5 million during the three months ended June 30, 2013. At June 30, 2012, loans to two portfolio companies, ASH and Country Club Enterprises, LLC (“CCE”), were on non-accrual, with an aggregate weighted average principal balance of $16.9 million during the three months ended June 30, 2012. The weighted average yield on our interest-bearing investments for the three months ended June 30, 2013 and 2012, excluding cash and cash equivalents and receipts recorded as other income, was 12.5% for both periods. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income from our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2013		Three months ended June 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc.	$42,375	13.8%	$624	8.4%
Acme Cryogenics, Inc.	26,906	8.7	422	5.7
SOG Specialty Knives and Tools, LLC	26,899	8.7	662	9.0
Galaxy Tool Holding Corp.	24,135	7.8	530	7.2
Ginsey Home Solutions, Inc.	18,131	5.9	445	6.0

Subtotal—five largest investments	138,446	44.9	2,683	36.3
Other portfolio companies	169,881	55.1	4,715	63.7

Total investment portfolio	$308,327	100.0%	$7,398	100.0%

	As of June 30, 2012		Three months ended June 30, 2012
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$30,554	13.3%	$662	11.2%
Acme Cryogenics, Inc.	27,381	11.9	422	7.1
Venyu Solutions, Inc.	21,952	9.5	624	10.6
Mitchell Rubber Products, Inc.	19,746	8.6	446	7.6
Channel Technologies Group, LLC	18,556	8.1	472	8.0

Subtotal—five largest investments	118,189	51.4	2,626	44.5
Other portfolio companies	111,581	48.6	3,279	55.5

Total investment portfolio	$229,770	100.0%	$5,905	100.0%

Other income decreased 45.2% from the prior year period. During the three months ended June 30, 2013 and 2012, other income primarily consisted of $0.2 million and $0.4 million of success fee income resulting from prepayments received from Mathey Investments, Inc. (“Mathey”), respectively.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 36.0% for the three months ended June 30, 2013, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee and interest expense, as compared to the prior year period.

The base management fee increased for the three months ended June 30, 2013, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, an incentive fee of $0.2 million was earned by the Adviser during the three months ended June 30, 2013, compared to no incentive fee earned for the prior year period. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2013	2012
Average gross assets subject to base management fee(A)	$309,800	$238,200
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,549	1,191
Credit for fees received by Adviser from the portfolio companies(B)	(511)	(184)

Net base management fee	$1,038	$1,007

Incentive fee(B)	$165	$—

(A)

Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 47.8% for the three months ended June 30, 2013, as compared to the prior year period, primarily due to increased average borrowings under the Credit Facility and increased costs related to the expansion of our Credit Facility from $60.0 million to $105.0 million. The average balance outstanding on our Credit Facility during the three months ended June 30, 2013, was $32.7 million, as compared to $0.8 million in the prior year period.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain (Loss)

During the three months ended June 30, 2013, there were no realized gains or losses. During the three months ended June 30, 2012, we recorded a realized loss of $46 relating to post-closing adjustments on previous investment exits.

Unrealized Appreciation (Depreciation)

During the three months ended June 30, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $11.4 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2013, were as follows:

		Three months ended June 30, 2013
Portfolio Company	Investment Classification	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corp.	Control	$—	$3,259	$—	$3,259
Quench Holdings Corp.	Affiliate	—	1,608	—	1,608
Frontier Packaging, Inc.	Control	—	1,095	—	1,095
Acme Cryogenics, Inc.	Control	—	(434)	—	(434)
Noble Logistics, Inc.	Affiliate	—	(460)	—	(460)
SBS, Industries, LLC	Control	—	(518)	—	(518)
Tread Corp.	Control	—	(800)	—	(800)
Mitchell Rubber Products, Inc.	Control	—	(924)	—	(924)
Drew Foam Companies, Inc.	Control	—	(1,168)	—	(1,168)
Precision Southeast, Inc.	Control	—	(1,214)	—	(1,214)
Venyu Solutions, Inc.	Control	—	(1,596)	—	(1,596)
SOG Specialty K&T, LLC	Control	—	(2,923)	—	(2,923)
B-Dry, LLC	Non-Control/Non-Affiliate	—	(3,010)	—	(3,010)
Ginsey Home Solutions, Inc.	Control	—	(3,702)	—	(3,702)
Other, net (<$250 Net)	Various	—	(621)	2	(619)

Total		$—	$(11,408)	$2	$(11,406)

The primary changes in our net unrealized depreciation for the three months ended June 30, 2013, were due to decreased equity valuations in several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments.

During the three months ended June 30, 2012, we recorded net unrealized depreciation on investments in the aggregate amount of $5.7 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2012, were as follows:

		Three months ended June 30, 2012
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

The primary changes in our net unrealized depreciation for the three months ended June 30, 2012, were notable depreciation of our debt investments in Danco Acquisition Corp. (“Danco”) and in our equity investments in Noble Logistics, Inc. (“Noble”), Tread, Venyu Solutions, Inc. (“Venyu”) and Galaxy, primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. This depreciation was partially offset by increased appreciation in CCE and others primarily due to increased portfolio company performance.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $4.8 million of net unrealized depreciation on our debt positions and $6.6 million of net unrealized depreciation on our equity holdings for the three months ended June 30, 2013. At June 30, 2013, the fair value of our investment portfolio was less than our cost basis by approximately $51.3 million, as compared to $39.9 million at March 31, 2013, representing net unrealized depreciation of $11.4 million for the three months ended June 30, 2013. We believe that our aggregate investment portfolio was valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 85.7% of cost as of June 30, 2013. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Gain and Loss on Other

Net Unrealized Appreciation on Borrowings

The net unrealized depreciation (appreciation) on our Credit Facility for the three months ended June 30, 2013 and 2012, was $0.8 million and ($0.5) million, respectively. The Credit Facility commitment was increased from $60.0 million to $105.0 million with the addition of two new lenders and extended approximately six months during the three months ended June 30, 2013. Given this market activity, cost was deemed to approximate fair value. The Credit Facility was fair valued at $49.0 million and $31.9 million as of June 30 and March 31, 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2013, was approximately $30.4 million, as compared to $5.7 million during the three months ended June 30, 2012. This increase in cash used in operating activities was primarily due to the increase in new investments, which increased by $25.1 million in the three months ended June 30, 2013 over the prior year period. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our Term Preferred Stock, management fees to our Adviser, and other entity-level expenses.

As of June 30, 2013, we had equity investments in or loans to 24 private companies with an aggregate cost basis of approximately $359.7 million. As of June 30, 2013, we had investments in equity of, loans to or syndicated participations in 18 private companies with an aggregate cost basis of approximately $276.2 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Beginning investment portfolio, at fair value	$286,482	$225,652
New investments	34,590	9,500
Disbursements to existing portfolio companies	1,000	3,265
Increase in investment balance due to PIK	1	—
Scheduled principal repayments	—	(100)
Unscheduled principal repayments	(2,340)	(2,805)
Proceeds from sales	—	46
Net realized loss	—	(46)
Net unrealized depreciation	(11,408)	(5,717)
Reversal of net unrealized depreciation	2	—
Other cash activity, net	—	(25)

Ending investment portfolio, at fair value	$308,327	$229,770

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2013:

		Amount
For the remaining nine months ending March 31:	2014	$9,133
For the fiscal year ending March 31:	2015	76,384
	2016	42,164
	2017	60,735
	2018	51,982
	Thereafter	26,000

	Total contractual repayments	$266,398
	Investments in equity securities	93,529
	Adjustments to cost basis on debt securities	(255)

	Total cost basis of investments held at June 30, 2013:	$359,672

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2013, was approximately $19.0 million, which consisted primarily of net a decrease in short-term borrowings of $32.0 million and $4.0 million in distributions to common stockholders, partially offset by $18.0 million of net borrowings on our Credit Facility. Net cash provided by financing activities for the three months ended June 30, 2012, was approximately $27.6 million and consisted primarily of net borrowings on our Credit Facility of $31.0 million, partially offset by $3.3 million in distributions to common stockholders.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.05 per common share for each of the three months from April 2013 through June 2013. In July 2013, our Board of Directors declared a monthly distribution of $0.05 per common share for each of July, August and September 2013. We declared these distributions based on our estimates of net taxable income for the fiscal year.

For the fiscal year ended March 31, 2013, which includes the three months ended June 30, 2012, our distributions to common stockholders totaled approximately $14.5 million. Distributions to common stockholders declared for the fiscal year ended March 31, 2013, were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat $3.1 million of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending March 31, 2014 will be determined at year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the three months from April 2013 through June 2013. In July 2013, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of July, August and September 2013. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On July 26, 2013, the closing market price of our common stock was $7.38 per share, representing a 15.2% discount to our NAV of $8.70 at June 30, 2013. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our annual meeting of stockholders held on August 9, 2012, our stockholders approved a proposal that authorizes us to sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our next annual meeting of stockholders, scheduled to take place on August 8, 2013, we again have submitted to our stockholders a proposal to authorize us, with the approval of our Board of Directors, to issue and sell shares (during the next 12 months) at a price below its then current net asset value per share, subject to certain limitations as described in the Proxy Statement for the 2013 Annual Meeting of Stockholders, filed with the SEC on June 21, 2013.

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

The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to approximately $2.9 million per year). We are required to redeem all of the outstanding Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. The Term Preferred Stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the Term Preferred Stock have been paid in full. In addition, three other potential redemption triggers are as follows: 1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Term Preferred Stock; 2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and 3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of the Term Preferred Stock.

The Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks. In addition, the Term Preferred Stock is not convertible into our common stock or any other security.

Revolving Credit Facility

On April 30, 2013, through our wholly-owned subsidiary, Business Investment, we entered into a fifth amended and restated credit agreement to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60.0 million to $70.0 million and to extend the maturity date as described below. The Credit Facility was arranged by Key Equipment Finance Inc. (“KEF”) as administrative agent, lead arranger and a lender, with Branch Banking and Trust Company (“BB&T”) as a lender. The maturity date was extended to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70.0 million to $105.0 million by entering into Joinder Agreements pursuant to the Credit Agreement by and among Business Investment, the administrative agent, the servicer and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2014, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50% of all equity and subordinated debt raised after April 30, 2013, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of July 26, 2013, we were in compliance with all covenants.

In December 2011, we entered into a forward interest rate cap agreement, effective May 2012 and expiring in October 2013, for a notional amount of $50.0 million. We incurred a premium fee of $29 in conjunction with this agreement. In July 2013, we entered into a forward interest rate cap agreement, effective October 2013 and expiring April 2016, for a notional amount of $45.0 million. We incurred a premium fee of $75 in conjunction with this agreement. Both of these interest rate cap agreements effectively limit the interest rate on a portion of the borrowings pursuant to the terms of the Credit Facility.

The administrative agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. KEF is also the trustee of the account and generally remits the collected funds to us once a month.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $30.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on June 27, 2013. The T-Bills were purchased on margin using $4.0 million in cash and the proceeds from a $26.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.56%. On July 5, 2013, when the T-Bills matured, we repaid the $26.0 million loan from Jefferies and received the $4.0 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of June 30, 2013 and 2012 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $3.8 million of obligations of ASH and CCE. As of June 30, 2013, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of June 30, 2013, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-term loan	$26,009	$26,009	$—	$—	$—
Credit Facility	49,000	—	49,000	—	—
Term Preferred Stock	40,000	—	—	40,000	—
Other secured borrowings	5,000	—	—	5,000	—
Interest payments on obligations(B)	18,421	5,452	10,536	2,433	—

Total	$138,430	$31,461	$59,536	$47,433	$—

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $6.5 million.
(B)

Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which can enhance the yield on our debt investments. Unlike PIK income, we do not recognize the fee into income until it is received in cash. As a result, as of June 30, 2013, we have an off-balance sheet success fee receivable of $15.0 million, or approximately $0.57 per common share. There is no guarantee that we will be able to collect any or all of our success fee receivables due to their contingent nature. It is also impossible to predict the timing of such collections.

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

As of June 30 and March 31, 2013, all of our investments were valued using Level 3 inputs. See Note 3–Investments in our accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

The Adviser uses generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific, third-party appraisals are obtained, the Adviser would use estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

In determining the value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

The Policy, which is summarized below, applies to the following categories of securities:

•	Publicly-traded securities;
•	Securities for which a limited market exists; and
•	Securities for which no market exists.

Valuation Methods:

Publicly traded securities: The Adviser determines the value of publicly traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of June 30 and March 31, 2013, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Adviser values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price (which are non-binding). In valuing these assets, the Adviser assesses trading activity in an asset class, evaluates variances in prices and other market insights to determine if any available quote prices are reliable. In general, if the Adviser concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, the Adviser bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Adviser uses the IBP as a basis for valuing the security, it may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent the Adviser had ready access to such qualified information.

In the event these limited markets become illiquid to a degree that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, the alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Adviser developed a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, or higher loss given default, or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what we believe a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. As of June 30, 2013 and 2012, we had no securities for which a limited market exists.

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

(B)	Portfolio investments in controlled companies comprised of a bundle of investments, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we have control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such, determined our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and the Adviser’s own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, the Adviser’s own assumptions.

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund. As June 30 and March 31, 2013, we had no non-control equity securities of other funds.

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

Loan Grading and Risk Rating: As part of our valuation procedures above, we risk rate all of our investments in debt securities. We use a proprietary risk rating system. Our risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the expected loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

We seek to have our risk rating system mirror the risk rating systems of major risk rating organizations, such as those provided by a Nationally Recognized Statistical Rating Organization (“NRSRO”). While we seek to mirror the NRSRO systems, we cannot provide any assurance that our risk rating system will provide the same risk rating as an NRSRO for these securities. The following chart is an estimate of the relationship of our risk rating system to the designations used by two NRSROs as they risk rate debt securities of major companies. Because our system rates debt securities of companies that are unrated by any NRSRO, there can be no assurance that the correlation to the NRSRO set out below is accurate. We believe our risk rating would be significantly higher than a typical NRSRO risk rating because the risk rating of the typical NRSRO is designed for larger businesses. However, our risk rating has been designed to risk rate the securities of smaller businesses that are not rated by a typical NRSRO. Therefore, when we use our risk rating on larger business securities, the risk rating is higher than a typical NRSRO rating. We believe the primary difference between our risk rating and the rating of a typical NRSRO is that our risk rating uses more quantitative determinants and includes qualitative determinants that we believe are not used in the NRSRO rating. It is our understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB or Baa2 from an NRSRO, however, no assurance can be given that a >10 on the scale is equal to a BBB or Baa2 on an NRSRO scale.

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

The above scale gives an indication of the probability of default and the magnitude of the expected loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of June 30 and March 31, 2013, two control investments, ASH and Tread, were on non-accrual with an aggregate fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of June 30 and March 31, 2013, representing approximately 100.0%, of the principal balance of all loans in our portfolio at the end of each period:

Rating	June 30, 2013	March 31, 2013
Highest	7.9	7.4
Average	5.4	5.2
Weighted Average	5.4	5.3
Lowest	2.0	1.3

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. However, we did incur an excise tax of $31 and $30 for the calendar years ended December 31, 2012 and 2011, respectively. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums and acquisition costs, the accretion of discounts and the amortization of amendment fees, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2013, loans to two portfolio companies, ASH and Tread were on non-accrual. These non-accrual loans had an aggregate cost basis of $25.7 million, or 9.7% of the cost basis of debt investments in our portfolio, and an aggregate fair value of $0.

During the three months ended June 30, 2013, we recorded PIK income of $10. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash.

Other Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. We did not record any dividend income during the three months ended June 30, 2013 and 2012.

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $0.2 million and $0.4 million of success fees during the three months ended June 30, 2013 and 2012, respectively, representing prepayments received from Mathey.

Both dividends and success fees are recorded in Other income in our accompanying Condensed Consolidated Statements of Operations.

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

Our target is to have approximately 20% of the loans in our portfolio at fixed rates and approximately 80% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with either the current LIBOR or prime rate. At June 30, 2013, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

81.8%	Variable rates with a LIBOR or prime rate floor
18.2	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2013 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on May 14, 2013.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2013 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the “Risk Factors” section in our Post-Effective Amendment No. 2 to our registration statement on Form N-2 (No. 333-181879) as filed with the SEC on June 7, 2013.

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

GLADSTONE INVESTMENT CORPORATION

By:	/s/ David Watson
David Watson Chief Financial Officer and Treasurer

Dated: July 29, 2013

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.4	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.E to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Financial Institutions as party thereto, as Lenders and Managing Agents, and Key Equipment Finance, Inc., as Administrative Agent and Lead Arranger, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 2, 2013.

10.2	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and Everbank Commercial Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.3	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.