Form 10-Q
period 2013-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2013-11-06
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 5, 2013, was 26,475,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2013	March 31, 2013

ASSETS
Investments at fair value
Control investments (Cost of $264,422 and $263,522, respectively)	$218,280	$243,803
Affiliate investments (Cost of $50,706 and $52,566, respectively)	37,248	36,659
Non-Control/Non-Affiliate investments (Cost of $39,113 and $10,333, respectively)	31,684	6,020

Total investments at fair value (Cost of $354,241 and $326,421, respectively)	287,212	286,482
Cash and cash equivalents	47,233	85,904
Restricted cash	5,477	626
Interest receivable	1,479	1,309
Due from custodian	1,045	1,677
Deferred financing costs	2,881	2,336
Other assets	1,768	1,469

TOTAL ASSETS	$347,095	$379,803

LIABILITIES
Borrowings:
Short-term loan at fair value (Cost of $22,005 and $58,016, respectively)	$22,005	$58,016
Line of credit at fair value (Cost of $34,000 and $31,000, respectively)	34,341	31,854
Secured borrowing	5,000	5,000

Total borrowings (Cost of $61,005 and $94,016, respectively)	61,346	94,870
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding at September 30 and March 31, 2013	40,000	40,000
Accounts payable and accrued expenses	1,001	1,069
Fees due to Adviser(A)	1,947	2,067
Fee due to Administrator(A)	156	221
Other liabilities	1,205	613

TOTAL LIABILITIES	105,655	138,840

Commitments and contingencies(B)

NET ASSETS	$241,440	$240,963

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized and 26,475,958 shares issued and outstanding at September 30 and March 31, 2013	$26	$26
Capital in excess of par value	287,713	287,713
Cumulative net unrealized depreciation of investments	(67,029)	(39,939)
Cumulative net unrealized depreciation of other	(438)	(883)
Net investment income in excess of distributions	5,009	2,691
Accumulated net realized gain (loss)	16,159	(8,645)

TOTAL NET ASSETS	$241,440	$240,963

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$9.12	$9.10

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income
Control investments	$5,682	$4,548	$11,319	$7,977
Affiliate investments	1,107	1,573	2,215	3,344
Non-Control/Non-Affiliate investments	917	339	1,353	647
Cash and cash equivalents	—	1	1	3

Total interest income	7,706	6,461	14,888	11,971
Other income
Control investments	3,320	112	3,536	506
Affiliate investments	333	401	333	401

Total other income	3,653	513	3,869	907

Total investment income	11,359	6,974	18,757	12,878

EXPENSES
Base management fee(A)	1,561	1,308	3,110	2,499
Incentive fee(A)	1,557	541	1,722	541
Administration fee(A)	156	189	399	372
Interest expense on borrowings	597	484	1,074	576
Dividends on mandatorily redeemable preferred stock	712	713	1,425	1,425
Amortization of deferred financing fees	256	203	499	403
Professional fees	159	177	280	371
Other general and administrative expenses	467	423	832	702

Expenses before credits from Adviser	5,465	4,038	9,341	6,889
Credits to fees(A)	(334)	(515)	(845)	(700)

Total expenses net of credits to fees	5,131	3,523	8,496	6,189

NET INVESTMENT INCOME	6,228	3,451	10,261	6,689

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Control investments	24,804	798	24,804	753
Other	—	—	—	(41)

Total net realized gain (loss)	24,804	798	24,804	712
Net unrealized (depreciation) appreciation:
Control investments	(17,149)	(9,708)	(26,423)	(7,354)
Affiliate investments	1,571	6,139	2,449	(1,573)
Non-Control/Non-Affiliate investments	(106)	(315)	(3,116)	(674)
Other	(409)	(718)	445	(1,169)

Total net unrealized (depreciation) appreciation	(16,093)	(4,602)	(26,645)	(10,770)

Net realized and unrealized gain (loss)	8,711	(3,804)	(1,841)	(10,058)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,939	$(353)	$8,420	$(3,369)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.24	$0.16	$0.39	$0.31

Net increase (decrease) in net assets resulting from operations	$0.57	$(0.02)	$0.32	$(0.15)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,475,958	22,080,133	26,475,958	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2013	2012
OPERATIONS:
Net investment income	$10,261	$6,689
Net realized gain on investments	24,804	753
Net realized loss on other	—	(41)
Net unrealized depreciation of investments	(27,090)	(9,601)
Net unrealized appreciation (depreciation) of other	445	(1,169)

Net increase (decrease) in net assets from operations	8,420	(3,369)

DISTRIBUTIONS TO COMMON STOCKHOLDERS:	(7,943)	(6,624)

Total increase (decrease) in net assets	477	(9,993)
Net assets at beginning of period	240,963	207,216

Net assets at end of period	$241,440	$197,223

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$8,420	$(3,369)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(55,990)	(63,263)
Principal repayments of investments	22,200	12,090
Proceeds from the sale of investments	30,804	1,291
Increase in investment balance due to paid in kind interest	(30)	—
Net realized gain on investments	(24,804)	(753)
Net realized loss on other	—	41
Net unrealized depreciation of investments	27,090	9,601
Net unrealized (appreciation) depreciation of other	(445)	1,169
Amortization of deferred financing costs	499	403
(Increase) decrease in restricted cash	(4,851)	887
Increase in interest receivable	(170)	(45)
Decrease (increase) in due from custodian	633	(6,625)
Increase in other assets	(293)	(406)
(Decrease) increase in accounts payable and accrued expenses	(24)	912
(Decrease) increase in fees due to Adviser(A)	(120)	99
Decrease in administration fee due to Administrator(A)	(65)	(29)
Increase (decrease) in other liabilities	592	(376)

Net cash provided by (used in) operating activities	3,446	(48,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	48,014	152,535
Repayments on short-term loans	(84,025)	(152,015)
Proceeds from line of credit	71,500	91,000
Repayments on line of credit	(68,500)	(35,000)
Purchase of derivative	(75)	—
Deferred financing costs	(1,088)	(129)
Distributions paid to common stockholders	(7,943)	(6,624)

Net cash (used in) provided by financing activities	(42,117)	49,767

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,671)	1,394
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,904	91,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,233	$92,940

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	12,021
		Common Stock (418,072 shares)(C)(F)		1,045	1,153
		Common Stock Warrants (465,639 shares)(C)(F)		25	97

				22,554	27,771

ASH Holdings Corp.	Retail and Service — school buses and parts	Line of Credit, $288 available (3.0%, Due 3/2015)(G)	7,912	7,856	—
		Senior Subordinated Term Debt (2.0%, Due 3/2015)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($500)

				16,410	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)		7,725	5,051
		Guaranty ($2,000)
		Guaranty ($1,080)

				11,725	9,051

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Line of Credit, $282 available (4.0%, Due 8/2015)(D)	2,868	2,868	695
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	624
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	2,133
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	279
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock (1,241 shares)(C)(F)		3	—

				17,891	3,731

Drew Foam Company, Inc.	Manufacturing — molds and fabricates expanded polystyrene	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	2,022
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	12,935

Frontier Packaging, Inc.	Manufacturing — packaging products	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	1,464
		Common Stock (152 shares)(C)(F)		152	1,041

				14,025	15,005

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2017)	15,520	15,520	15,520
		Preferred Stock (5,373,186 shares)(C)(F)		11,464	8,636
		Common Stock (88,843 shares)(C)(F)		48	—

				27,032	24,156

Ginsey Home Solutions, Inc.	Retail and Service — children and home products	Senior Subordinate Term Debt (13.5%, Due 1/2018)(I)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	4,281
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	17,331

Jackrabbit, Inc.	Manufacturing — agricultural machinery	Line of Credit, $1,750 available (13.5%, Due 4/2014)(H)	1,250	1,250	1,250
		Senior Term Debt (13.5%, Due 4/2018)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)		3,556	3,644
		Common Stock (636 shares)(C)(F)		94	3,267

				15,900	19,161

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,926

				9,379	14,528

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,594
		Preferred Stock (27,900 shares)(C)(F)		2,790	1,582
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	15,176

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Senior Term Debt (14.0%, Due 12/2015)	$7,775	$7,775	$7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,168
		Common Stock (90,909 shares)(C)(F)		91	—

				9,775	9,943

SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,340
		Common Stock (221,500 shares)(C)(F)		221	1,739

				13,570	15,434

SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	5,732

				28,148	24,131

Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)	7,500	7,500	7,500
		Preferred Stock (1,499 shares)(C)(F)		1,499	1,548
		Common Stock (600 shares)(C)(F)		1	879

				9,000	9,927

Tread Corp.	Manufacturing — storage and transport equipment	Line of Credit, $514 available (12.5%, Due 6/2014)(G)	2,736	2,736	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(D)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				15,833	—

Total Control Investments (represents 80.0% of total investments at fair value)				$264,422	$218,280

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	1,700	1,700	1,747
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,799
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,908

				8,215	9,454

Channel Technologies Group, LLC	Manufacturing — acoustic products	Senior Term Debt (9.0%, Due 12/2014)(J)	5,486	5,486	5,486
		Senior Term Debt (12.3%, Due 12/2016)(J)	10,750	10,750	10,750
		Yield Enhancement(J)		—	584
		Preferred Stock (1,599 shares)(C)(F)		1,599	1,827
		Common Stock (1,598,616 shares)(C)(F)		—	995

				17,835	19,642

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Line of Credit, $0 available (10.5%, Due 1/2015)(D)	800	800	340
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	3,071
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	1,551
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	1,551
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,759	6,513

Packerland Whey Products, Inc.	Manufacturing — dairy, meat, and protein supplements	Preferred Stock (248 shares)(C)(F)		2,479	—
		Common Stock (247 shares)(C)(F)		21	—

				2,500	—

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	1,639
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	1,639

Total Affiliate Investments (represents 13.0% of total investments at fair value)				$50,706	$37,248

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Line of Credit, $0 available (6.5%, Due 5/2014)(D)	$750	$750	$188
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,433	6,443	1,610
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	710
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	2,508

Funko, LLC	Retail — designer and distributor of pop-culture collectibles	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,530	7,530	7,530
		Preferred Stock (1,250 shares)(C)(F)		1,250	1,646

				8,780	9,176

Schylling Investments, LLC	Retail and Service — designer and distributor of children’s toys	Senior Term Debt (13.0%, Due 8/2017) (H)	16,000	16,000	16,000
		Preferred Stock (4,000,000 shares) (C)(F)(H)		4,000	4,000

				20,000	20,000

Total Non-Control/Non-Affiliate Investments (represents 11.0% of total investments at fair value)				$39,113	$31,684

TOTAL INVESTMENTS				$354,241	$287,212

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average cash interest rates in effect at September 30, 2013, and due date represents the contractual maturity date. If applicable, paid in kind (“PIK”) interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of September 30, 2013.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2013 best represents fair value as of September 30, 2013.
(I)	$5.0 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for GAAP purposes.
(J)	Security was exited, subsequent to September 30, 2013, and was valued based on the payoff.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(F)		6,984	11,292
		Common Stock (418,072 shares)(C)(F)		1,045	1,179
		Common Stock Warrants (465,639 shares)(C)(F)		25	369

				22,554	27,340

ASH Holdings Corp.	Retail and Service — school buses and parts	Line of Credit, $288 available (3.0%, Due 3/2015)(G)	7,912	7,856	—
		Senior Subordinated Term Debt (2.0%, Due 3/2015)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($500)

				16,410	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	3,467
		Guaranty ($2,000)
		Guaranty ($1,370)

				11,725	7,467
Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Line of Credit, $282 available (4.0%, Due 8/2015)(D)	2,868	2,868	717
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	644
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	2,199
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	287
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				17,891	3,847

Drew Foam Company, Inc.	Manufacturing — molds and fabricates expanded polystyrene	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(F)		3,375	3,511
		Common Stock (5,372 shares)(C)(F)		63	676

				14,351	15,100

Frontier Packaging, Inc.	Manufacturing — packaging products	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	653
		Common Stock (152 shares)(C)(F)		153	—

				14,026	13,153

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2017)	15,520	15,520	15,520
		Preferred Stock (5,373,186 shares)(F)		11,464	5,356
		Common Stock (48,093 shares)(C)(F)		48	—

				27,032	20,876

Ginsey Home Solutions, Inc.	Retail and Service — children and home products	Senior Subordinate Term Debt (13.5%, Due 1/2018)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	8,783
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	21,833

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,817

				9,379	14,419

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679
		Preferred Stock (27,900 shares)(C)(F)		2,790	3,051
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	16,730

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,273
		Common Stock (90,909 shares)(C)(F)		91	955

				9,775	11,003

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	$11,355	$11,355	$11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,253
		Common Stock (221,500 shares)(C)(F)		221	4,635

				13,570	18,243

SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,423

				28,148	29,822

Tread Corp.	Manufacturing — storage and transport equipment	Line of Credit, $1,014 available (12.5%, Due 6/2013)(G)	1,736	1,736	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 5/2015)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(D)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				14,833	—

Venyu Solutions, Inc.	Service — online servicing suite	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	24,970

				25,000	43,970

Total Control Investments (represents 85.1% of total investments at fair value)				$263,522	$243,803

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

AFFILIATE INVESTMENTS:
Cavert II Holding Corp.	Manufacturing — bailing wire	Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	$2,200	$2,200	$2,258
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,805
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,803

				8,715	9,866

Channel Technologies Group, LLC	Manufacturing — acoustic products	Line of Credit, $0 available (7.0%, Due 5/2013)(D)	1,250	1,250	1,248
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,596	5,596	5,589
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,737
		Preferred Stock (1,599 shares)(C)(F)		1,599	275
		Common Stock (1,598,616 shares)(C)(F)		—	—

				19,195	17,849

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Line of Credit, $0 available (10.5%, Due 1/2015)(D)	800	800	360
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	3,252
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	1,643
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	1,643
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,759	6,898

Packerland Whey Products, Inc.	Manufacturing — dairy, meat, and protein supplements	Preferred Stock (248 shares)(C)(F)		2,479	367
		Common Stock (247 shares)(C)(F)		21	—

				2,500	367

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Preferred Stock (388 shares)(C)(F)		2,950	1,679
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	1,679

Total Affiliate Investments (represents 12.8% of total investments at fair value)				$52,566	$36,659

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
B-Dry, LLC	Service — basement waterproofer	Line of Credit, $0 available (6.5%, Due 5/2014)(D)	$750	$750	$450
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,433	6,443	3,866
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	1,704
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	6,020

Total Non-Control/Non-Affiliate Investments (represents 2.1% of total investments at fair value)				$10,333	$6,020

TOTAL INVESTMENTS(H)				$326,421	$286,482

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect as of March 31, 2013, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2013.
(E)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	Aggregate gross unrealized depreciation for federal income tax purposes is $78,959; aggregate gross unrealized appreciation for federal income tax purposes is $38,650. Net unrealized depreciation is $40,309 based on a tax cost of $326,792.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1.	ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we may also invest in syndicated loans. Our investment objectives are: (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio allocation of approximately 80% debt investments and 20% equity investments, at cost.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 13—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and a Securities and Exchange Commission (“SEC”) registered investment adviser, pursuant to an investment advisory agreement and management agreement.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months and six months ended September 30, 2013, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on May 14, 2013.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities presented in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by GAAP.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (our “Board of Directors” or the “Board”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board, and our Board reviews the Policy quarterly to determine if changes thereto are advisable. Additionally, our Board reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

The Adviser uses generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time, the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used by the Adviser to value our investments. When the Adviser obtains these specific third-party appraisals, the Adviser uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

The Policy, summarized below, applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly-traded securities: The Adviser determines the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of the securities, adjusted for any decrease in value resulting from the restrictive feature. As of September 30 and March 31, 2013, we did not have any investments in publicly-traded securities.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, the Adviser develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Adviser believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. As of September 30 and March 31, 2013, we had no securities for which a limited market exits.

Securities for which no market exists: The Adviser’s valuation methodology for securities for which no market exists falls into four categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) portfolio investments comprised of non-publicly traded, non-control equity securities of other funds.

(A)	Portfolio investments comprised solely of debt securities: Debt securities for which no market exists (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to us by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”). The Adviser may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical, secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and, as such, determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the value provided by the non-control fund. As of September 30 and March 31, 2013, we had no non-control equity securities of other funds.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2013, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Tread Corp. (“Tread”), were on non-accrual, with an aggregate debt cost basis of $25.9 million, or 9.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2013, ASH and Tread were on non-accrual, with an aggregate debt cost basis of $24.9 million, or 10.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. During the three and six months ended September 30, 2013, we recorded PIK income of $29 and $39, respectively. We did not hold any loans in our portfolio that contained a PIK provision as of September 30, 2012 and no PIK income was recorded during the three and six months ended September 30, 2012.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $2.1 million and $2.3 million of success fees during the three and six months ended September 30, 2013, respectively. During the three months ended September 30, 2013, we received $0.3 million from Cavert II Holding Corp. (“Cavert”) in success fee prepayments and we received $1.8 million related to the exit of Venyu Solutions, Inc. (“Venyu”). During the three and six months ended September, 30, 2012, we recorded $0.4 million and $0.8 million of success fees, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the three and six months ended September 30, 2013, we recorded $1.4 million in dividend income related to the exit of Venyu. We recorded $0.1 million in dividend income during the three and six months ended September 30, 2012 on accrued preferred shares of Drew Foam Company, Inc. (“Drew Foam”).

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

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include the Adviser’s assumptions based upon the best available information.

As of September 30 and March 31, 2013, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and six months ended September 30, 2013 and 2012, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of September 30 and March 31, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	September 30, 2013			March 31, 2013
	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities	Level 1	Level 3	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
Control Investments
Senior debt	$—	$93,026	$93,026	$—	$73,391	$73,391
Senior subordinated debt	—	60,664	60,664	—	79,748	79,748
Preferred equity	—	50,490	50,490	—	77,032	77,032
Common equity/equivalents	—	14,100	14,100	—	13,632	13,632

Total Control Investments	—	218,280	218,280	—	243,803	243,803

Affiliate Investments
Senior debt	—	23,334	23,334	—	24,471	24,471
Senior subordinated debt	—	6,546	6,546	—	7,063	7,063
Preferred equity	—	6,373	6,373	—	5,125	5,125
Common equity/equivalents	—	995	995	—	—	—

Total Affiliate Investments	—	37,248	37,248	—	36,659	36,659

Non-Control/Non-Affiliate Investments
Senior debt	—	18,508	18,508	—	6,020	6,020
Senior subordinated debt	—	7,530	7,530	—	—	—
Preferred equity	—	5,646	5,646	—	—	—

Total Non-Control/Non-Affiliate Investments	—	31,684	31,684	—	6,020	6,020

Total Investments at fair value	$—	$287,212	$287,212	$—	$286,482	$286,482

Cash Equivalents	25,000	—	25,000	65,000	—	65,000

Total Investments and Cash Equivalents	$25,000	$287,212	$312,212	$65,000	$286,482	$351,482

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30 and March 31, 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2013	Fair Value as of March 31, 2013	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of September 30, 2013	Range / Weighted Average as of March 31, 2013

Senior debt	$105,294	$69,544	TEV	EBITDA multiples(B)	3.7x - 7.1x / 5.4x	4.6x - 7.3x / 5.6x
				EBITDA(B)	$95 - $5,271 / $3,685	($997) - $6,640 / $3,752
	29,574	34,338	SPSE(A)	EBITDA(B)	$557 - $2,830 / $1,437	$29 - $3,225 / $1,248
				Risk Ratings(C)	3.3 - 7.9 / 5.0	3.7 - 6.9 / 5.1
Senior subordinated debt	47,070	66,070	TEV	EBITDA multiples(B)	4.4x - 7.1x / 5.4x	4.5x - 9.7x / 6.5x
				EBITDA(B)	($590) - $6,755 / $3,754	($2,866) - $8,695 / $4,400
	27,670	20,741	SPSE(A)	EBITDA(B)	$5,441 - $7,734 / $6,083	$5,169 - $6,026 / $5, 738
				Risk Ratings(C)	5.3 - 6.2 / 5.6	4.1 - 6.2 / 4.8
Preferred equity	62,509	82,157	TEV	EBITDA multiples(B)	3.7x - 8.0x / 5.4x	4.2x - 9.7x / 5.9x
				EBITDA(B)	($590) - $7,734 / $4,114	($2,866) - $8,695 / $4,344
Common equity/equivalents	15,095	13,632	TEV	EBITDA multiples(B)	3.7x - 8.0x / 5.8x	3.7x - 7.8x / 6.2x
				EBITDA(B)	($590) - $6,755 / $2,435	($2,866) - $6,026 / $1,959

Total	$287,212	$286,482

(A)	SPSE makes an independent assessment of the data the Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is proprietary in nature.
(B)	Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiple inputs are used in the TEV fair value determination, and the issuer’s debt, equity, and/or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach. In limited cases, the revenue from the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies and the related revenue multiples, generally indexed, are used to provide a TEV fair value determination of our bundled debt and equity investments.
(C)	As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses a proprietary risk rating system for all debt securities. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended September 30, 2013 and 2012 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements of Investments Using Significant Unobservable Inputs (Level 3)

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2013:
Fair value as of June 30, 2013	$118,790	$93,969	$84,541	$11,027	$308,327
Total gains (losses):
Net realized gains(A)(D)	—	—	24,804	—	24,804
Net unrealized appreciation (depreciation)(B)	438	(158)	(2,658)	4,068	1,690
Reversal of previously-recorded appreciation upon realization(B)	—	—	(17,374)	—	(17,374)
New investments, repayments and settlements(C):
Issuances / Originations	16,000	429	4,000	—	20,429
Settlements / Repayments	(360)	(19,500)	—	—	(19,860)
Sales(D)	—	—	(30,804)	—	(30,804)

Fair value as of September 30, 2013	$134,868	$74,740	$62,509	$15,095	$287,212

Six months ended September 30, 2013:
Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482
Total gains (losses):
Net realized gains(A)(D)	—	—	24,804	—	24,804
Net unrealized (depreciation) appreciation(B)	(3,406)	(1,102)	(6,580)	1,370	(9,718)
Reversal of previously-recorded appreciation upon realization(B)	2	—	(17,374)	—	(17,372)
New investments, repayments and settlements(C):
Issuances / Originations	36,690	8,931	10,306	93	56,020
Settlements / Repayments	(2,300)	(19,900)	—	—	(22,200)
Sales(D)	—	—	(30,804)	—	(30,804)

Fair value as of September 30, 2013	$134,868	$74,740	$62,509	$15,095	$287,212

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2012:
Fair value as of June 30, 2012	$90,081	$80,398	$44,192	$15,099	$229,770
Total (losses) gains:
Net realized gains(A)(D)	—	—	—	798	798
Net unrealized (depreciation) appreciation(B)	(3,084)	442	3,073	(4,315)	(3,884)
New investments, repayments and settlements(C):
Issuances / Originations	17,820	17,500	15,074	105	50,499
Settlements / Repayments	(7,560)	(1,600)	—	—	(9,160)
Sales(D)	—	—	(539)	(798)	(1,337)
Transfers(E)	—	(3,000)	2,500	500	—

Fair value as of September 30, 2012	$97,257	$93,740	$64,300	$11,389	$266,686

Six months ended September 30, 2012:
Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652
Total (losses) gains:
Net realized gains(A)(D)	—	—	—	753	753
Net unrealized (depreciation) appreciation(B)	(8,075)	3,030	(1,884)	(2,672)	(9,601)
New investments, repayments and settlements(C):
Issuances / Originations	18,770	26,815	17,553	125	63,263
Settlements / Repayments	(8,324)	(3,766)	—	—	(12,090)
Sales(D)	—	—	(538)	(753)	(1,291)
Transfers(E)	—	(3,000)	2,500	500	—

Fair value as of September 30, 2012	$97,257	$93,740	$64,300	$11,389	$266,686

(A)	Included in Net realized gain (loss) on our accompanying Condensed Consolidated Statements of Operations for the periods ended September 30, 2013 and 2012.
(B)	Included in Net unrealized appreciation (depreciation) on our accompanying Condensed Consolidated Statements of Operations for the periods ended September 30, 2013 and 2012.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

(D)	Included in Net realized gains (losses) and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.
(E)	Transfers represent $3.0 million of senior subordinated term debt of Tread, at cost, as of June 30, 2012, which was converted into preferred and common equity during the quarter ended September 30, 2012.

Investment Activity

During the six months ended September 30, 2013, the following significant transactions occurred:

•	In April 2013, we invested $17.7 million in Jackrabbit, Inc. (“Jackrabbit”) through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

•	In May 2013, we invested $8.8 million in Funko, LLC (“Funko”) through a combination of debt and equity. Funko, headquartered in Lynnwood, Washington, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with our affiliated fund Gladstone Capital Corporation pursuant to an exemptive order granted by the SEC in July 2012.

•	In June 2013, we invested $9.0 million in Star Seed, Inc. (“Star Seed”) through a combination of debt and equity. Based in Osborne, Kansas, Star Seed provides its customers with a variety of specialty seeds and related products.

•	In August 2013, we invested $20.0 million in Schylling, Inc. (“Schylling”) through a combination of debt and equity. Schylling, headquartered in Rowley, Massachusetts, is a premier provider of high quality specialty toys.

•	In August 2013, our portfolio company Venyu was sold. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of approximately $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investment of $19 million in principal repayment and $1.9 million in fee income.

Refer to Note 14, “Subsequent Events,” for significant portfolio activity that occurred after September 30, 2013.

Investment Concentrations

As of September 30, 2013, our investment portfolio consisted of investments in 24 portfolio companies located in 14 states across 14 different industries with an aggregate fair value of $287.2 million, of which Acme Cryogenics, Inc. (“Acme”), Galaxy Tool Holding Corp. (“Galaxy”), and SOG Specialty K&T, LLC (“SOG”), collectively, comprised approximately $76.1 million, or 26.5%, of our total investment portfolio at fair value. The following table outlines our investments by security type as of September 30 and March 31, 2013:

	September 30, 2013				March 31, 2013
	Cost		Fair Value		Cost		Fair Value
Senior debt	$170,135	48.0%	$134,868	47.0%	$135,745	41.6%	$103,882	36.3%
Senior subordinated debt	92,576	26.1	74,740	26.0	103,547	31.7	86,811	30.3

Total debt	262,711	74.1	209,608	73.0	239,292	73.3	190,693	66.6

Preferred equity	86,016	24.3	62,509	21.7	81,710	25.0	82,157	28.7
Common equity/equivalents	5,514	1.6	15,095	5.3	5,419	1.7	13,632	4.7

Total equity/equivalents	91,530	25.9	77,604	27.0	87,129	26.7	95,789	33.4

Total Investments	$354,241	100.0%	$287,212	100.0%	$326,421	100.0%	$286,482	100.0%

Investments at fair value consisted of the following industry classifications as of September 30 and March 31, 2013:

	September 30, 2013		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$55,880	19.5%	$59,170	20.7%
Leisure, Amusement, Motion Pictures, Entertainment	44,132	15.4	29,822	10.4
Diversified/Conglomerate Manufacturing	33,316	11.6	32,698	11.4
Machinery	29,962	10.4	32,662	11.4
Farming and Agriculture	29,087	10.1	—	—
Containers, Packaging, and Glass	24,459	8.5	23,019	8.0
Aerospace and Defense	24,156	8.4	20,876	7.3
Home and Office Furnishings, Housewares, and Durable Consumer Products	18,970	6.6	23,512	8.2
Personal and Non-Durable Consumer Products	9,176	3.2	—	—
Automobile	9,052	3.1	7,467	2.6
Cargo Transport	6,514	2.3	6,897	2.4
Buildings and Real Estate	2,508	0.9	6,020	2.2
Beverage, Food, and Tobacco	—	—	369	0.1
Electronics	—	—	43,970	15.3

Total Investments	$287,212	100.0%	$286,482	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of September 30 and March 31, 2013:

	September 30, 2013		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$106,022	36.9%	$81,400	28.4%
Northeast	75,791	26.4	58,319	20.4
South	71,316	24.8	125,518	43.8
Midwest	34,083	11.9	21,245	7.4

Total Investments	$287,212	100.0%	$286,482	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2013:

		Amount
For the remaining six months ending March 31:	2014	$9,022
For the fiscal year ending March 31:	2015	76,334
	2016	23,164
	2017	59,035
	2018	51,982
	Thereafter	43,430

	Total contractual repayments	$262,967
	Investments in equity securities	91,530
	Adjustments to cost basis on debt securities	(256)

	Total cost basis of investments held as of September 30, 2013:	$354,241

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of September 30 and March 31, 2013, we had gross receivables from portfolio companies of $1.2 million. The allowance for uncollectible receivables was $159 and $44 as of September 30 and March 31, 2013, respectively.

NOTE 4.	RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). The Adviser is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, each as described below. On July 9, 2013, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2014.

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Average gross assets subject to base management fee	$312,200	$261,600	$311,000	$249,900
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%	1.0%	1.0%

Base management fee(A)	1,561	1,308	3,110	2,499
Credit for fees received by Adviser from the portfolio companies(A)	(334)	(515)	(845)	(700)

Net base management fee	$1,227	$793	$2,265	$1,799

Incentive fee(A)	$1,557	$541	$1,722	$541

(A)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%. It is computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services. 50% of certain of these fees and 100% of others are credited against the base management fee that we would otherwise be required to pay to our Adviser. Effective beginning the third quarter ending December 31, 2013, 100% of all these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through September 30, 2013, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through September 30, 2013.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 9, 2013, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2014.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2013	March 31, 2013
Base management fee due to Adviser	$376	$625
Incentive fee due to Adviser	1,557	1,454
Other due to (from) Adviser	14	(12)

Fees due to Adviser (A)	$1,947	$2,067

Fee due to Administrator (A)	$156	$221

Total related party fees due	$2,103	$2,288

(A)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

In addition, as of September 30, 2013, we had a receivable from our affiliated fund Gladstone Capital Corporation (“GLAD”) of $0.2 million for its proportional share of reimbursable expenses associated with acquiring securities in a Co-Investment Transaction, which were paid in full at the funding of the co-investment transaction subsequent to quarter-end. This affiliate receivable is recorded in Other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

NOTE 5.	BORROWINGS

Line of Credit

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60.0 million to $70.0 million and to extend the maturity date as described below. The maturity date was extended to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70.0 million to $105.0 million by entering into Joinder Agreements pursuant to the Credit Agreement, by and among Business Investment, the Administrative Agent, the Adviser and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30, 2013	As of March 31, 2013
Commitment amount	$105,000	$60,000
Borrowings outstanding at cost	34,000	31,000
Availability	71,000	29,000

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
Weighted average borrowings outstanding	$41,424	$39,022	$37,063	$20,011
Effective interest rate(A)	4.8%	4.4%	4.7%	5.1%

Commitment (unused) fees incurred	$81	$27	$133	$102

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

The Administrative Agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. The Administrative Agent is also the trustee of the account and remits the collected funds to us once a month.

Generally, our Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2014, 2015, 2016 and 2017. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward availability credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170.0 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170.0 million as of September 30, 2013, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2013, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $281.3 million, an asset coverage of 328% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of September 30, 2013, Business Investment had 19 obligors. As of September 30, 2013, we were in compliance with all covenants.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $25.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on September 27, 2013. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in cash and cash equivalents on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of September 30, 2013. The T-Bills were purchased on margin using $3.0 million in cash and the proceeds from a $22.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.35%. On October 3, 2013, when the T-Bills matured, we repaid the $22.0 million loan from Jefferies and we received back the $3.0 million margin payment sent to Jefferies to complete the transaction.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). We evaluated whether the transaction should be accounted for as a sale or a financing-type transaction under the applicable guidance of ASC 860. Based on the terms of the participation agreement, we are required to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assists and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5.0 million secured borrowing liability. The secured borrowing has a stated interest rate of 7.0% and a maturity date of January 3, 2018.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, the Adviser estimates the fair value of our Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. Additionally, due to the seven-day duration of the short-term loan, cost was deemed to approximate fair value. At each of September 30 and March 31, 2013, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan and Credit Facility carried at fair value as of September 30 and March 31, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and six months ended September 30, 2013 and 2012:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	September 30, 2013	March 31, 2013
Short-Term Loan	$22,005	$58,016
Credit Facility	34,341	31,854

Total	$56,346	$89,870

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total
Three months ended September 30, 2013:
Fair value at June 30, 2013	$26,009	$49,000	$75,009
Borrowings	22,005	43,000	65,005
Repayments	(26,009)	(58,000)	(84,009)
Net unrealized appreciation(A)	—	341	341

Fair value at September 30, 2013	$22,005	$34,341	$56,346

Six months ended September 30, 2013:
Fair value at March 31, 2013	$58,016	$31,854	$89,870
Borrowings	48,014	71,500	119,514
Repayments	(84,025)	(68,500)	(152,525)
Net unrealized depreciation(A)	—	(513)	(513)

Fair value at September 30, 2013	$22,005	$34,341	$56,346

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total
Three months ended September 30, 2012:
Fair value at June 30, 2012	$76,010	$31,492	$107,502
Borrowings	71,525	60,000	131,525
Repayments	(76,010)	(35,000)	(111,010)
Net unrealized appreciation(A)	—	717	717

Fair value at September 30, 2012	$71,525	$57,209	$128,734

Six months ended September 30, 2012:
Fair value at March 31, 2012	$76,005	$—	$76,005
Borrowings	147,535	91,000	238,535
Repayments	(152,015)	(35,000)	(187,015)
Net unrealized appreciation(A)	—	1,209	1,209

Fair value at September 30, 2012	$71,525	$57,209	$128,734

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statement of Operations for periods ended September 30, 2013 and 2012.

The fair value of the collateral under our Credit Facility was approximately $283.6 million and $263.7 million as of September 30 and March 31, 2013, respectively. The fair value of the collateral under the short-term loan was approximately $25.0 million and $65.0 million as of September 30 and March 31, 2013, respectively.

NOTE 6.	INTEREST RATE CAP AGREEMENTS

We have entered into multiple interest rate cap agreements with BB&T and Keybank National Association that effectively limit the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreements provide that the interest rate on a portion of our borrowings is capped at a certain interest rate when 30-day LIBOR is in excess of that certain interest rate. The fair value of the interest rate cap agreements is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations. Generally, the Adviser estimates the fair value of our interest rate cap agreements using estimates of value provided by the counterparty and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30 and March 31, 2013, our interest rate cap agreements were valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement:

Interest Rate Cap(A)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	As of September 30,		As of March 31,
					2013		2013
					Cost	Fair Value	Cost	Fair Value
December 2011	$50,000	6.0%	May 2012	October 2013(B)	$29	$—	$29	$2
July 2013	45,000	6.0	October 2013	April 2016	75	7	—	—

(A)	Indicates date we entered into the interest rate cap agreement.
(B)	The interest rate cap agreement matured in October 2013 and was not extended.

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

Our Board of Directors declared and paid the following monthly distributions to preferred stockholders for the six months ended September 30, 2013 and 2012:

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2014	April 1 – 30	April 9, 2013	April 22, 2013	April 30, 2013	$0.1484375
	May 1 – 31	April 9, 2013	May 20, 2013	May 31, 2013	0.1484375
	June 1 – 30	April 9, 2013	June 19, 2013	June 28, 2013	0.1484375
	July 1 – 31	July 9, 2013	July 19, 2013	July 31, 2013	0.1484375
	August 1 – 31	July 9, 2013	August 21, 2013	August 30, 2013	0.1484375
	September 1 – 30	July 9, 2013	September 18, 2013	September 30, 2013	0.1484375

			Six months ended September 30, 2013:		$0.8906250

Fiscal Year	Time Period	Declaration Date	Record Date	Payment Date	Distribution per Term Preferred Share
2013	April 1 – 30	April 11, 2012	April 20, 2012	April 30, 2012	$0.1484375
	May 1 – 31	April 11, 2012	May 18, 2012	May 31, 2012	0.1484375
	June 1 – 30	April 11, 2012	June 20, 2012	June 29, 2012	0.1484375
	July 1 – 31	July 10, 2012	July 19, 2012	July 31, 2012	0.1484375
	August 1 – 31	July 10, 2012	August 21, 2012	August 31, 2012	0.1484375
	September 1 – 30	July 10, 2012	September 18, 2012	September 28, 2012	0.1484375

			Six months ended September 30, 2012:		$0.8906250

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date. The fair value of the Term Preferred Stock based on the last reported closing price as of September 30 and March 31, 2013, was approximately $41.9 million and $42.7 million, respectively.

Aggregate Term Preferred Stock distributions declared and paid for the three and six months ended September 30, 2013, were approximately $0.7 million and $1.4 million, respectively. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

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

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$14,939	$(353)	$8,420	$(3,369)
Denominator for basic and diluted weighted average common shares	26,475,958	22,080,133	26,475,958	22,080,133

Basic and diluted net increase (decrease) in net assets resulting from operations per average common share	$0.57	$(0.02)	$0.32	$(0.15)

NOTE 10.	DISTRIBUTIONS TO COMMON STOCKHOLDERS

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

Our Board of Directors declared the following monthly distributions to common stockholders for the six months ended September 30, 2013 and 2012:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	April 9, 2013	April 22, 2013	April 30, 2013	$0.050
	April 9, 2013	May 20, 2013	May 31, 2013	0.050
	April 9, 2013	June 19, 2013	June 28, 2013	0.050
	July 9, 2013	July 17, 2013	July 31, 2013	0.050
	July 9, 2013	August 19, 2013	August 30, 2013	0.050
	July 9, 2013	September 16, 2013	September 30, 2013	0.050

		Six months ended September 30, 2013:		$0.300

2013	April 11, 2012	April 20, 2012	April 30, 2012	$0.050
	April 11, 2012	May 18, 2012	May 31, 2012	0.050
	April 11, 2012	June 20, 2012	June 29, 2012	0.050
	July 10, 2012	July 20, 2012	July 31, 2012	0.050
	July 10, 2012	August 22, 2012	August 31, 2012	0.050
	July 10, 2012	September 19, 2012	September 28, 2012	0.050

		Six months ended September 30, 2012:		$0.300

Aggregate common distributions declared quarterly and paid for the six months ended September 30, 2013 and 2012 were approximately $7.9 million and $6.6 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. The tax characterization of the common distributions declared and paid for the fiscal year ended March 31, 2014, will be determined at fiscal year end and cannot be determined at this time. For the fiscal year ended March 31, 2013, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.1 million of the common distributions paid in fiscal year 2014 as having been paid in the prior year.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

As of September 30, 2013, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of September 30, 2013, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

•	In October 2008, we executed a guarantee of a vehicle finance facility agreement (the “Finance Facility”) between Ford Motor Credit Company (“Ford”) and ASH. The Finance Facility provides ASH with a line of credit of up to $0.5 million for component Ford parts used by ASH to build truck bodies under a separate contract. Ford retains title and ownership of the parts. The guarantee of the Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of us as guarantor.

•	In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2011, 2012 and 2013 and expires in February 2014, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.4 million from CCE.

•	In April 2010, we executed a guarantee of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guarantee, we received aggregate premiums of $0.1 million from CCE.

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of September 30 and March 31, 2013:

	September 30, 2013	March 31, 2013
Unused line of credit commitments	$2,834	$1,584
Guarantees	3,580	3,870

Total	$6,414	$5,454

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In August 2013, the sale of Venyu resulted in $4.9 million in escrow amounts, of which $0.7 million is held on behalf of the other sellers. The $0.7 million amount held on behalf of the other sellers is recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $74 and $41 as of September 30 and March 31, 2013, respectively.

NOTE 12.	FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Per Common Share Data
NAV at beginning of period(A)	$8.70	$9.10	$9.10	$9.38
Net investment income(B)	0.24	0.16	0.39	0.31
Realized gain on sale of investments and other(B)	0.94	0.03	0.94	0.03
Net unrealized depreciation of investments and other(B)	(0.61)	(0.21)	(1.01)	(0.49)

Total from investment operations(B)	0.57	(0.02)	0.32	(0.15)
Cash distributions from net investment income(B)(C)	(0.15)	(0.15)	(0.30)	(0.30)

NAV at end of period(A)	$9.12	$8.93	$9.12	$8.93

Per common share market value at beginning of period	$7.35	$7.40	$7.31	$7.57
Per common share market value at end of period	7.05	7.82	7.05	7.82
Total return(D)	(2.02)%	7.79%	0.54%	7.53%
Common stock outstanding at end of period	26,475,958	22,080,133	26,475,958	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of period	$241,440	$197,223	$241,440	$197,223
Average net assets(E)	237,871	200,182	237,509	202,520

Senior Securities Data(F):
Total borrowings, at cost	$61,005	$132,525	$61,005	$132,525
Mandatorily redeemable preferred stock	40,000	40,000	40,000	40,000
Asset coverage ratio(G)	328%	210%	328%	210%
Average coverage per unit(H)	$3,276	$2,101	$3,276	$2,101

Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)(J)	9.19%	8.07%	7.87%	6.80%
Ratio of net expenses to average net assets(I)(K)	8.63	7.04	7.15	6.11
Ratio of net investment income to average net assets(I)	10.47	6.90	8.64	6.61

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 10—Distributions to Common Stockholders.
(E)	Calculated using the average balance of net assets at the end of each month of the reporting period.

(F)	The 1940 Act currently permits BDCs to issue senior securities representing indebtedness and senior securities that are stock, to which we refer as “senior securities.”
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Amounts are annualized.
(J)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(K)	Ratio of net expenses to average net assets is computed using total expenses net of any credits received from the Adviser.

NOTE 13.	UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated subsidiaries, specifically Galaxy Tool Holdings, Inc. (“Galaxy”), SOG Specialty K&T, LLC (“SOG”), Danco Acquisition Corp. (“Danco”) and Venyu, as of March 31 and September 30, 2013 and for the six months ended September 30, 2013 and 2012, that meet the significance conditions of the SEC’s Regulation S-X. Accordingly, summarized, comparative financial information, in aggregate, is presented below for our significant unconsolidated subsidiaries.

	For the Six Months Ended September 30,
Income Statement(A)	2013	2012
Net Sales	$52,898	$44,965
Gross Profit	17,972	17,267
Net loss	(755)	(412)

(A)	Reflects only five months of summarized income statement information of Venyu in 2013, as it was exited in August 2013 and is no longer in our portfolio as of September 30, 2013.

NOTE 14.	SUBSEQUENT EVENTS

Portfolio Activity

Subsequent to September 30, 2013, the following significant transactions occurred:

•	In October 2013, we invested $16.3 million in Alloy Die Casting Co. (“ADC”) through a combination of debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc castings for aerospace, defense, aftermarket automotive and industrial applications. Our affiliated fund Gladstone Capital Corporation participated as a co-investor by providing $7.0 million of debt and equity financing at the same price and with the same terms as our investment.

•	In October 2013, we received full repayment of our debt investments in Channel Technologies Group, LLC (“Channel”) in the aggregate amount of $16.2 million. We also received prepayment and success fee income in the amount of $0.8 million. Simultaneously, we invested $1.3 million in additional preferred and common equity securities in Channel.

•	In October 2013, our portfolio company ASH was sold to certain members of the existing management team at ASH. As a result of the sale, we received $12 in net cash proceeds, recognized a realized loss of $11.4 million and have retained a $5.0 million accruing revolving credit facility in ASH. As of September 30, 2013, our debt investments in ASH were on non-accrual status and the entire investment in ASH had a fair value of zero.

Short-Term Loan

On September 27, 2013, we purchased $25.0 million of T-Bills through Jefferies. The T-Bills were purchased on margin using $3.0 million in cash and the proceeds from a $22.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.35%. On October 3, 2013, when the T-Bills matured, we repaid the $22.0 million loan from Jefferies and received the $3.0 million margin payment sent to Jefferies to complete the transaction.

Distributions

On October 8, 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Declaration Date	Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
October 8, 2013	October 22, 2013	October 31, 2013	$0.06	$0.1484375
October 8, 2013	November 14, 2013	November 29, 2013	0.06	0.1484375
October 8, 2013	December 16, 2013	December 31, 2013	0.06	0.1484375

		Total for the Quarter:	$0.18	$0.4453125

The monthly common distributions for the quarter ending December 31, 2013 represent a 20% increase from the common distributions declared by our Board of Directors for the quarter ended September 30, 2013. The October 2013 common distribution will represent the 100th consecutive monthly common distribution we have made since our initial public offering in June 2005.

On October 28, 2013, our Board of Directors declared the following one-time special cash distribution to common stockholders:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
October 28, 2013	November 18, 2013	November 29, 2013	$0.05

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

We are an externally-managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for United States (“U.S.”) federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the U.S. Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio allocation of approximately 80% debt investments and 20% equity investments, at cost.

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

We are externally managed by our investment advisor, Gladstone Management Corporation (our “Adviser”), an SEC registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory

Agreement”). The Adviser manages our investment activities. Our Board of Directors, which is composed of a majority of independent directors, supervises such investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (our “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Business Environment

The strength of the global economy, and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. The effects of the previous recession and the disruptions in the capital markets in particular, have impacted our liquidity options and increased our cost of debt and equity capital. In addition, the recent federal government shutdown and debt ceiling impasse combined with the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term have increased domestic and global economic instability. Many of our portfolio companies, as well as those that we evaluate for possible investments, are adversely impacted by these political and economic conditions. If these conditions persist, it may adversely affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

New Investment and Realized Gains from Exits

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. These opportunities along with the capital raising efforts discussed below have allowed us to invest approximately $239.1 million in 14 new proprietary debt and equity deals since October 2010. During the three months ended September 30, 2013, we invested a total of $20.0 million in one new deal, and subsequent to September 30, 2013, we invested $16.3 million in another new deal.

These new investments, as well as the majority of our debt securities in our portfolio, have a success fee component, which enhances the yield on our debt investments. Unlike paid in kind (“PIK”) income, we do not recognize the fee into income until it is received in cash. As a result, as of September 30, 2013, we had an off-balance sheet success fee receivable of $15.1 million, or approximately $0.57 per common share. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

The improved investing environment in the second quarter presented us with an opportunity to realize gains and other income from our investment in Venyu Solutions, Inc. (“Venyu”) as a result of its sale in August 2013. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investments of $19.0 million and $1.8 million in success fee income. This represents our fourth management-supported buyout liquidity event since June 2010, and in the aggregate, these four liquidity events have generated $54.5 million in realized gains and $13.1 million in other income, for a total increase to our net assets of $67.6 million. We believe each of these transactions was an equity investment success and support our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. These successes, in part, enabled us to increase the monthly distribution 50% since March 2011, allowed us to declare a one-time special distribution in fiscal year 2012, and most recently, to declare a $0.05 per common share one-time special distribution in November 2013.

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through enhancements to our revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of preferred and common stock. For example, in March 2012, we issued 1.6 million shares of our Term Preferred Stock for gross proceeds of $40.0 million, and, in October 2012, we issued 4.4 million shares of common stock for gross proceeds of $33.0 million. In October 2012, we extended the maturity date on our Credit Facility an additional year to 2015, and subsequently, in April and May 2013, we further extended the maturity date another six months into 2016 and increased the commitment amount from $60 million to $105 million.

Although we have been able to access the capital markets over the past two years, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On November 5, 2013, the closing market price of our common stock was $7.07, which represented a 22.5% discount to our September 30, 2013, net asset value (“NAV”) per share of $9.12. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the Investment Company Act of 1940 (the “1940 Act”), which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our Annual Meeting of Stockholders held on August 8, 2013, our stockholders ratified a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2013 shareholder authorization is in effect for one year from the date of stockholder approval. Prior to the August 2013 shareholder authorization, we sought and obtained shareholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2012, and with our Board of Directors’ approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios.

Regulatory Compliance

Due to the limited number of investments in our portfolio, our current asset composition has affected our ability to satisfy certain elements of the rules of the Code, for maintenance of our status as a RIC under the Code. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the six months ended September 30, 2013, we again fell below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. As of September 30, 2013, we satisfied the 50% threshold primarily through the purchase of short-term qualified securities, which was funded through a short-term loan agreement. Subsequent to the September 30, 2013, measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. As of the date of this filing, we are once again below the 50% threshold.

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

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “senior securities.” As of September 30, 2013, our asset coverage ratio was 328%. The ratio is impacted, in part, by our need to obtain a short-term loan at quarter end to satisfy the 50% threshold for our RIC status. Between the quarter end measurement dates, when we do not have a short-term loan outstanding, our leverage and asset coverage ratio improve. However, until the composition of our assets is above the required 50% threshold on a consistent basis, we will have to continue to obtain short-term loans on a quarterly basis. This strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act. Our common stock offering in October 2012, was undertaken, in part, to provide us additional equity capital to help ensure continued compliance with the 200% asset coverage ratio.

Investment Highlights

During the three months ended September 30, 2013, we disbursed $20.0 million in new debt and equity investments and extended $0.4 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through September 30, 2013, we have made 203 investments in 102 companies for a total of approximately $854.6 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the six months ended September 30, 2013, the following significant transactions occurred:

•	In April 2013, we invested $17.7 million in Jackrabbit, Inc. (“Jackrabbit”) through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

•	In May 2013, we invested $8.8 million in Funko, LLC (“Funko”) through a combination of debt and equity. Funko, headquartered in Lynnwood, Washington, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with our affiliated fund Gladstone Capital Corporation pursuant to an exemptive order granted by the SEC in July 2012.

•	In June 2013, we invested $9.0 million in Star Seed, Inc. (“Star Seed”) through a combination of debt and equity. Based in Osborne, Kansas, Star Seed provides its customers with a variety of specialty seeds and related products.

•	In August 2013, we invested $20.0 million in Schylling, Inc. (“Schylling”) through a combination of debt and equity. Schylling, headquartered in Rowley, Massachusetts, is a premier provider of high quality specialty toys.

•	In August 2013, our portfolio company Venyu was sold. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of approximately $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investment of $19 million in principal repayment and $1.9 million in fee income.

Subsequent to September 30, 2013, the following significant transactions occurred:

•	In October 2013, we invested $16.3 million in Alloy Die Casting Co. (“ADC”) through a combination of debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc castings for aerospace, defense, aftermarket automotive and industrial applications. Our affiliated fund Gladstone Capital Corporation participated as a co-investor by providing $7.0 million of debt and equity financing at the same price and with the same terms as our investment.

•	In October 2013, we received full repayment of our debt investments in Channel Technologies Group, LLC (“Channel”) in the aggregate amount of $16.2 million. We also received prepayment and success fee income in the amount of $0.8 million. Simultaneously, we invested $1.3 million in additional preferred and common equity securities in Channel

•	In October 2013, our portfolio company ASH Holding Corp. (“ASH”) was sold to certain members of the existing management team at ASH. As a result of the sale, we received $12 in net cash proceeds, recognized a realized loss of $11.4 million and have retained a $5.0 million accruing revolving credit facility in ASH. As of September 30, 2013, our debt investments in ASH were on non-accrual status and the entire investment in ASH had a fair value of zero.

Recent Developments

Credit Facility Extension and Expansion

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the Credit Facility from $60.0 million to $70.0 million and to extend the maturity date as described below. The maturity date was extended to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, and the Credit Facility includes an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70.0 million to $105.0 million by entering into Joinder Agreements pursuant to the Credit Agreement by and among Business Investment, the Administrative Agent, the Adviser and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

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

For the September 30, 2013 measurement date, we purchased $25.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on September 27, 2013. The T-Bills were purchased on margin using $3.0 million in cash and the proceeds from a $22.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.35%. On September 3, 2013, when the T-Bills matured, we repaid the $22.0 million loan from Jefferies and received the $3.0 million margin payment sent to Jefferies to complete the transaction.

RESULTS OF OPERATIONS

Comparison of the Three months ended September 30, 2013, to the Three months ended September 30, 2012

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$7,706	$6,461	$1,245	19.3%
Other income	3,653	513	3,140	612.1

Total investment income	11,359	6,974	4,385	62.9

EXPENSES
Base management fee	1,561	1,308	253	19.3
Incentive fee	1,557	541	1,016	187.8
Administration fee	156	189	(33)	(17.5)
Interest and dividend expense	1,309	1,197	112	9.4
Amortization of deferred financing costs	256	203	53	26.1
Other	626	600	26	4.3

Expenses before credits from Adviser	5,465	4,038	1,427	35.3
Credits to fees	(334)	(515)	181	(35.1)

Total expenses net of credits to fees	5,131	3,523	1,608	45.6

NET INVESTMENT INCOME	6,228	3,451	2,777	80.5

REALIZED AND UNREALIZED GAIN (LOSS):
Net realized gain on investments	24,804	798	24,006	3,008.3
Net unrealized depreciation of investments	(15,684)	(3,884)	(11,800)	(303.8)
Net unrealized (appreciation) of other	(409)	(718)	309	43.0

Net realized and unrealized gain (loss) on investments and other	8,711	(3,804)	12,515	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,939	$(353)	$15,292	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.24	$0.16	$0.08	50.0%

Net increase (decrease) in net assets resulting from operations	$0.57	$(0.02)	$0.59	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 62.9% for the three months ended September 30, 2013, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the three months ended September 30, 2013, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the three months ended September 30, 2013, as well as an increase in other income, which primarily consisted of success fee and dividend income resulting from our exit of Venyu during the three months ended September 30, 2013.

Interest income from our investments in debt securities increased 19.3% for the three months ended September 30, 2013, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2013, was approximately $242.8 million, compared to approximately $204.7 million for the prior year period. This increase was primarily due to approximately $71.9 million in new investments originated after September 30, 2012, including Frontier Packaging, Inc. (“Frontier”), Jackrabbit, Funko, Star Seed, and Schylling, as well as the recapitalization of Galaxy Tool Holding Corp (“Galaxy”), partially offset with the exit of Venyu. As of September 30, 2013 and 2012, loans to two portfolio companies, ASH and Tread Corp. (“Tread”), were on non-accrual, with an aggregate weighted average principal balance of $26.1 million and $17.2 million during the three months ended September 30, 2013 and 2012, respectively. The weighted average yield on our interest-bearing investments for the three months ended September 30, 2013 and 2012, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% and 12.5%, respectively. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of September 30, 2013		Three months ended September 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,771	9.7%	$426	3.8%
Galaxy Tool Holding Corp.	24,156	8.4	535	4.7
SOG Specialty Knives and Tools, LLC	24,131	8.4	670	5.9
Schylling Investments, LLC (A)	20,000	7.0	312	2.7
Channel Technologies Group, LLC	19,642	6.8	468	4.1

Subtotal—five largest investments(B)	115,700	40.3	2,411	21.2
Other portfolio companies	171,512	59.7	8,948	78.8

Total investment portfolio	$287,212	100.0%	$11,359	100.0%

	As of September 30, 2012		Three months ended September 30, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$29,731	11.2%	$670	9.6%
Acme Cryogenics, Inc.	26,215	9.8	426	6.1
Venyu Solutions, Inc.	22,663	8.5	631	9.1
Ginsey Holdings, Inc. (A)	22,452	8.4	440	6.3
SBS, Industries, LLC	18,227	6.8	406	5.8

Subtotal—five largest investments	119,288	44.7	2,573	36.9
Other portfolio companies	147,398	55.3	4,401	63.1

Total investment portfolio	$266,686	100.0%	$6,974	100.0%

(A)	New investment during the applicable period.
(B)	Venyu was exited in August 2013. Investment income for Venyu for the three months ended September 30, 2013 was $3.7 million, or 32.6% of total investment income.

Other income increased 612.1% from the prior year period, primarily due to $3.3 million in success fee and dividend income received in connection with the exit of Venyu and $0.3 million in success fee income resulting from prepayments received from Cavert II Holding Corp. (“Cavert”) during the three months ended September 30, 2013. During the three months ended September 30, 2012, other income primarily consisted of $0.4 million in success fee income resulting from prepayments received from Cavert.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 35.3% for the three months ended September 30, 2013, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee and interest expense, as compared to the prior year period.

The base management fee increased for the three months ended September 30, 2013, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, an incentive fee of $1.6 million was earned by the Adviser during the three months ended September 30, 2013, compared to $0.5 million for the prior year period. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements, and are summarized in the following table:

	Three Months Ended September 30,
	2013	2012
Average gross assets subject to base management fee(A)	$312,200	$261,600
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,561	1,308
Credit for fees received by Adviser from the portfolio companies(B)	(334)	(515)

Net base management fee	$1,227	$793

Incentive fee(B)	$1,557	$541

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 9.4% for the three months ended September 30, 2013, as compared to the prior year period, primarily due to increased commitment (unused) fees related to the expansion of our Credit Facility from $60.0 million to $105.0 and increased average borrowings under the Credit Facility. The average balance outstanding on our Credit Facility during the three months ended September 30, 2013, was $41.4 million, as compared to $39.0 million in the prior year period.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

During the three months ended September 30, 2013, we recorded a realized gain of $24.8 million related to the Venyu exit. During the three months ended September 30, 2012, we recorded a realized gain of $0.8 million relating to post-closing adjustments on the previous investment exit of A. Stucki Holding Corp. (“A. Stucki”).

Unrealized Depreciation

During the three months ended September 30, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $15.7 million, which included the reversal of $17.4 million in aggregate unrealized appreciation, related to the Venyu exit. Excluding reversals, we had $1.7 million in net unrealized appreciation for the three months ended September 30, 2013.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2013, were as follows:

	Three months ended September 30, 2013
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation)	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,804	$—	$(17,374)	$7,430
Channel Technologies Group, LLC	—	3,372	—	3,372
Jackrabbit, Inc.	—	3,261	—	3,261
Country Club Enterprises, LLC	—	1,565	—	1,565
Star Seed, Inc.	—	926	—	926
Acme Cryogenics, Inc.	—	864	—	864
Frontier Packaging, Inc.	—	757	—	757
Funko, LLC	—	396	—	396
B-Dry, LLC	—	(502)	—	(502)
Mitchell Rubber Products, Inc.	—	(629)	—	(629)
Ginsey Home Solutions, Inc.	—	(800)	—	(800)
Drew Foam Company, Inc.	—	(998)	—	(998)
Quench Holdings Corp.	—	(1,648)	—	(1,648)
SBS, Industries, LLC	—	(2,291)	—	(2,291)
SOG Specialty K&T, LLC	—	(2,767)	—	(2,767)
Other, net (<$250 Net)	—	184	—	184

Total	$24,804	$1,690	$(17,374)	$9,120

(A)	Venyu was sold in August 2013.

Excluding reversals, the primary changes in our net unrealized appreciation of $1.7 million for the three months ended September 30, 2013, were due to increased equity valuations in several of our portfolio companies, primarily due to increased portfolio company performance, and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments.

During the three months ended September 30, 2012, we recorded net unrealized depreciation on investments in the aggregate amount of $3.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2012 was as follows:

	Three months ended September 30, 2012
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Net Gain (Loss)
Galaxy Tool Holding Corp.	$—	$5,762	$5,762
Country Club Enterprises, LLC	—	2,292	2,292
A. Stucki Corp.(A)	799	—	799
Venyu Solutions, Inc.	—	711	711
SBS, Industries, LLC	—	424	424
B-Dry, LLC	—	(315)	(315)
ASH Holdings Corp.	—	(320)	(320)
Quench Holdings Corp.	—	(580)	(580)
Noble Logistics, Inc.	—	(586)	(586)
Channel Technologies Group, LLC	—	(671)	(671)
SOG Specialty K&T, LLC	—	(823)	(823)
Acme Cryogenics, Inc.	—	(1,166)	(1,166)
Packerland Whey Products, Inc.	—	(1,490)	(1,490)
Danco Acquisition Corp.	—	(1,996)	(1,996)
Mitchell Rubber Products, Inc.	—	(2,356)	(2,356)
Tread Corp.	—	(2,652)	(2,652)
Other, net (<$250 Net)	(1)	(118)	(119)

Total	$798	$(3,884)	$(3,086)

(A)	A. Stucki Corp. was sold in June 2010.

The primary changes in our net unrealized depreciation for the three months ended September 30, 2012, were notable depreciation of our debt investments in Danco Acquisition Corp. (“Danco”) and in our equity investments in Tread and Mitchell Rubber Products, Inc. (“Mitchell”), primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. This depreciation was partially offset by increased appreciation in Galaxy and Country Club Enterprises, LLC (“CCE”), primarily due to increased portfolio company performance.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $0.3 million of net unrealized appreciation on our debt positions and $16.1 million of net unrealized depreciation on our equity holdings for the three months ended September 30, 2013. As of September 30, 2013, the fair value of our investment portfolio was less than our cost basis by approximately $67.2 million, as compared to $51.4 million at June 30, 2013, representing net unrealized depreciation of $15.8 million for the three months ended September 30, 2013. We believe that our aggregate investment portfolio was valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 81.0% of cost as of September 30, 2013. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Unrealized Appreciation on Other

The net unrealized appreciation on our Credit Facility for the three months ended September 30, 2013 and 2012, was $0.4 million and $0.7 million, respectively, primarily due to increased borrowings outstanding and comparable market rates decreasing during both periods. The Credit Facility was fair valued at $34.3 million and $31.9 million as of September 30 and March 31, 2013, respectively.

Comparison of the Six Months Ended September 30, 2013, to the Six Months Ended September 30, 2012

	Six Months Ended September 30,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$14,888	$11,971	$2,917	24.4%
Other income	3,869	907	2,962	326.6

Total investment income	18,757	12,878	5,879	45.7

EXPENSES
Base management fee	3,110	2,499	611	24.4
Incentive fee	1,722	541	1,181	218.3
Administration fee	399	372	27	7.3
Interest and dividend expense	2,499	2,001	498	24.9
Amortization of deferred financing fees	499	403	96	23.8
Other	1,112	1,073	39	3.6

Expenses before credits from Adviser	9,341	6,889	2,452	35.6
Credits to fees	(845)	(700)	(145)	20.7

Total expenses net of credits to fee	8,496	6,189	2,307	37.3

NET INVESTMENT INCOME	10,261	6,689	3,572	53.4

REALIZED AND UNREALIZED LOSS ON:
Net realized gain on sale of investments	24,804	753	24,051	3,194.0
Net realized loss on other	—	(41)	41	NM
Net unrealized depreciation on investments	(27,090)	(9,601)	(17,489)	(182.2)
Net unrealized depreciation (appreciation) on other	445	(1,169)	1,614	NM

Net loss on investments and other	(1,841)	(10,058)	8,217	81.7

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,420	$(3,369)	$11,789	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.39	$0.31	$0.08	25.8%

Net increase (decrease) in net assets resulting from operations	$0.32	$(0.15)	$0.47	NM

NM = Not Meaningful

Total investment income increased by 45.7% for the six months ended September 30, 2013, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the six months ended September 30, 2013, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the six months ended September 30, 2013, as well as an increase in other income, which primarily consisted of success fee and dividend income resulting from our exit from Venyu during the six months ended September 30, 2013.

Interest income from our investments in debt securities increased 24.4% for the six months ended September 30, 2013, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2013, was approximately $236.4 million, compared to approximately $191.0 million for the prior year period. This increase was primarily due to approximately $71.9 million in new investments originated after September 30, 2012, including Frontier, Jackrabbit, Funko, Star Seed, and Schylling, as well as the recapitalization of Galaxy, partially offset by the exit of Venyu. As of September 30, 2013 and 2012, loans to two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate weighted average principal balance of $25.8 million and $17.1 million during the six months ended September 30, 2013 and 2012, respectively. The weighted average yield on our interest-bearing investments for the six months ended September 30, 2013 and 2012, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% and 12.5%, respectively. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income from investments for our five largest portfolio company investments based on fair value during the respective periods:

	As of September 30, 2013		Six Months Ended September 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,771	9.7%	$848	4.5%
Galaxy Tool Holding Corp.	24,156	8.4	1,065	5.7
SOG Specialty Knives and Tools, LLC	24,131	8.4	1,332	7.1
Schylling Investments, LLC (A)	20,000	7.0	312	1.7
Channel Technologies Group, LLC	19,642	6.8	926	4.9

Subtotal—five largest investments(B)	115,700	40.3	4,483	23.9
Other portfolio companies	171,512	59.7	14,274	76.1

Total investment portfolio	$287,212	100.0%	$18,757	100.0%

	As of September 30, 2012		Six Months Ended September 30, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$29,731	11.2%	$1,332	10.4%
Acme Cryogenics, Inc.	26,215	9.8	848	6.6
Venyu Solutions, Inc.	22,663	8.5	1,254	9.7
Ginsey Holdings, Inc.(A)	22,452	8.4	440	3.4
SBS, Industries, LLC	18,227	6.8	809	6.3

Subtotal—five largest investments	119,288	44.7	4,683	36.4
Other portfolio companies	147,398	55.3	8,195	63.6

Total investment portfolio	$266,686	100.0%	$12,878	100.0%

(A)	New investment during the applicable period.
(B)	Venyu was exited in August 2013. Investment income for Venyu for the six months ended September 30, 2013 was $4.3 million, or 23.1% of total investment income.

Other income increased 326.6% from the prior year period, primarily due to $3.3 million in success fee and dividend income received in connection with the exit of Venyu and $0.3 million and $0.2 million in success fee income resulting from prepayments received from Cavert and Mathey Investments, Inc. (“Mathey”), respectively, during the six months ended September 30, 2013. During the three months ended September 20, 2012, other income primarily consisted of $0.8 million in success fee income resulting from prepayments received from Cavert and Mathey of $0.4 million each.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 35.6% for the six months ended September 30, 2013, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee and interest expense, as compared to the prior year period.

The base management fee increased for the six months ended September 30, 2013, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, an incentive fee of $1.7 million was earned by the Adviser during the six months ended September 30, 2013, compared to $0.5 million for the prior year period. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2013	2012
Average gross assets subject to base management fee(A)	$311,000	$249,900
Multiplied by prorated annual base management fee of 2%	1.0%	1.0%

Base management fee(B)	3,110	2,499
Credit for fees received by Adviser from the portfolio companies(B)	(845)	(700)

Net base management fee	$2,265	$1,799

Incentive fee(B)	$1,722	$541

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 24.9% for the six months ended September 30, 2013, as compared to the prior year period, primarily due to increased commitment (unused) fees related to the expansion of our Credit Facility from $60.0 million to $105.0 and increased average borrowings under the Credit Facility. The average balance outstanding on our Credit Facility during the six months ended September 30, 2013, was $37.1 million, as compared to $20.0 million in the prior year period.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

During the six months ended September 30, 2013, we recorded a realized gain of $24.8 million related to the Venyu sale. During the six months ended September 30, 2012, we recorded a realized gain of $0.8 million relating to post-closing adjustments on the previous investment exit of A. Stucki.

Unrealized Depreciation

During the six months ended September 30, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $27.1 million, which included the reversal of $17.4 million in aggregate unrealized appreciation, related to the Venyu sale. Excluding reversals, we had $9.7 million in net unrealized depreciation for the six months ended September 30, 2013.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2013, were as follows:

	Six months ended September 30, 2013
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,804	$(1,596)	$(17,374)	$5,834
Galaxy Tool Holding Corp.	—	3,280	—	3,280
Jackrabbit, Inc.	—	3,261	—	3,261
Channel Technologies Group, LLC	—	3,152	2	3,154
Frontier Packaging, Inc.	—	1,852	—	1,852
Country Club Enterprises, LLC	—	1,584	—	1,584
Star Seed, Inc.	—	926	—	926
Acme Cryogenics, Inc.	—	430	—	430
Funko, LLC	—	396	—	396
Noble Logistics, Inc.	—	(383)	—	(383)
Tread Corp.	—	(1,000)	—	(1,000)
Precision Southeast, Inc.	—	(1,059)	—	(1,059)
Mitchell Rubber Products, Inc.	—	(1,554)	—	(1,554)
Drew Foam Company, Inc.	—	(2,166)	—	(2,166)
SBS, Industries, LLC	—	(2,808)	—	(2,808)
B-Dry, LLC	—	(3,512)	—	(3,512)
Ginsey Home Solutions, Inc.	—	(4,502)	—	(4,502)
SOG Specialty K&T, LLC	—	(5,691)	—	(5,691)
Other, net (<$250 Net)	—	(328)	—	(328)

Total	$24,804	$(9,718)	$(17,372)	$(2,286)

(A)	Venyu was sold in August 2013.

The primary changes in our net unrealized depreciation for the six months ended September 30, 2013, were due to decreased equity valuations in several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments.

During the six months ended September 30, 2012, we recorded net unrealized depreciation on investments in the aggregate amount of $9.6 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2012 were as follows:

	Six Months Ended September 30, 2012
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Net Gain (Loss)
Country Club Enterprises, LLC	$—	$6,926	$6,926
Galaxy Tool Holding Corp.	—	4,596	4,596
SBS, Industries, LLC	—	1,223	1,223
Mathey Investments, Inc.	—	1,006	1,006
Precision Southeast, Inc.	—	907	907
A. Stucki Corp.(A)	790	—	790
SOG Specialty K&T, LLC	—	(364)	(364)
Venyu Solutions, Inc.	—	(667)	(667)
B-Dry, LLC	—	(674)	(674)
ASH Holdings Corp.	—	(695)	(695)
Mitchell Rubber Products, Inc.	—	(1,101)	(1,101)
Channel Technologies Group, LLC	—	(1,108)	(1,108)
Packerland Whey Products, Inc.	—	(1,490)	(1,490)
Acme Cryogenics, Inc.	—	(2,087)	(2,087)
Noble Logistics, Inc.	—	(4,887)	(4,887)
Danco Acquisition Corp.	—	(5,538)	(5,538)
Tread Corp.	—	(5,741)	(5,741)
Other, net (<$250 Net)	(37)	93	56

Total	$753	$(9,601)	$(8,848)

(A)	A. Stucki Corp. was sold in June 2010.

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

Over our entire investment portfolio, we recorded, in the aggregate, approximately $4.5 million of net unrealized depreciation on our debt positions and $22.6 million of net unrealized depreciation on our equity holdings for the six months ended September 30, 2013. As of September 30, 2013, the fair value of our investment portfolio was less than our cost basis by approximately $67.0 million, as compared to $39.9 million at March 31, 2013, representing net unrealized depreciation of $27.1 million for the six months ended September 30, 2013. We believe that our aggregate investment portfolio was valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 81.1% of cost as of September 30, 2013. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized (Loss) Gain on Other

Realized Loss on Interest Rate Cap

For the six months ended September 30, 2012, we recorded a net realized loss of $41, due to the expiration of an interest rate cap agreement. No realized losses on interest rate caps were recorded during the six months ended September 30, 2013.

Net Unrealized Depreciation (Appreciation) on Borrowings

For the six months ended September 30, 2013 and 2012, we recorded $0.4 million and ($1.2) million, respectively, of net unrealized depreciation (appreciation).

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by (used in) operating activities for the six months ended September 30, 2013, was approximately $3.4 million, as compared to ($48.4) million during the six months ended September 30, 2012. This decrease in cash used in operating activities as compared to the prior year period was primarily due to the cash proceeds of $53.0 million from the repayment of debt during the period and sale of our equity investment in Venyu in August 2013. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our Term Preferred Stock, management fees to our Adviser, and other entity-level expenses.

As of September 30, 2013, we had equity investments in or loans to 24 private companies with an aggregate cost basis of approximately $354.2 million. As of September 30, 2012, we had investments in equity investments in or loans to 20 private companies with an aggregate cost basis of approximately $317.0 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2013 and 2012:

	Six Months Ended September 30,
	2013	2012
Beginning investment portfolio, at fair value	$286,482	$225,652
New investments	54,590	52,978
Disbursements to existing portfolio companies	1,400	10,285
Increase in investment balance due to PIK	30	—
Scheduled principal repayments	(110)	(215)
Unscheduled principal repayments	(22,090)	(11,850)
Proceeds from sales	(30,804)	(1,291)
Net realized gain	24,804	753
Net unrealized depreciation	(9,718)	(9,601)
Reversal of net unrealized appreciation	(17,372)	—
Other cash activity, net	—	(25)

Ending investment portfolio, at fair value	$287,212	$266,686

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2013:

		Amount
For the remaining six months ending March 31:	2014	$9,022
For the fiscal year ending March 31:	2015	76,334
	2016	23,164
	2017	59,035
	2018	51,982
	Thereafter	43,430

	Total contractual repayments	$262,967
	Investments in equity securities	91,530
	Adjustments to cost basis on debt securities	(256)

	Total cost basis of investments held as of September 30, 2013:	$354,241

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2013, was approximately $42.1 million and consisted primarily of net repayments of our short-term borrowings of $36.0 million and distributions to common stockholders of $7.9 million, partially offset by $3.0 million in net borrowings from our Credit Facility. Net cash provided by financing activities for the six months ended September 30, 2012, was approximately $49.8 million and consisted primarily of net proceeds from our Credit Facility of $56.0 million, partially offset by $6.6 million in distributions to common stockholders.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.05 per common share for each of the six months from April 2013 through September 2013. In October 2013, our Board of Directors declared a monthly distribution of $0.06 per common share for each of October, November and December 2013. Distributions for the quarter ending December 31, 2013 represent a 20% increase from the distributions declared by our Board of Directors for the quarter ended September 30, 2013. Subsequent to September 30, 2013, our Board of Directors declared a one-time special distribution of $0.05 per common share for November 2013. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year.

For the fiscal year ended March 31, 2013, which includes the three months ended September 30, 2012, our distributions to common stockholders totaled approximately $14.5 million. Distributions to common stockholders declared for the fiscal year ended March 31, 2013, were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat $3.1 million of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending March 31, 2014 will be determined at year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the six months from April 2013 through September 2013. In October 2013, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of October, November and December 2013. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On November 5, 2013, the closing market price of our common stock was $7.07 per share, representing a 22.5% discount to our NAV of $9.12 as of September 30, 2013. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our Annual Meeting of Stockholders held on August 8, 2013, our stockholders ratified a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

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

Revolving Credit Facility

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60.0 million to $70.0 million and to extend the maturity date as described below. The maturity date was extended to April 30, 2016 (the “Maturity Date”) and, if not renewed or extended by the Maturity Date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the Maturity Date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, and the Credit Facility includes an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70.0 million to $105.0 million by entering into Joinder Agreements pursuant to the Credit Agreement by and among Business Investment, the Administrative Agent, the Adviser and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2014, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170.0 million as of September 30, 2013, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of October 25, 2013, we were in compliance with all covenants.

In December 2011, we entered into a forward interest rate cap agreement, effective May 2012, for a notional amount of $50.0 million. We incurred a premium fee of $29 in conjunction with this agreement, which expired in October 2013 and has resulted in a $29 realized loss for the three months ending December 31, 2013. In July 2013, we entered into a forward interest rate cap agreement, effective October 2013 and expiring April 2016, for a notional amount of $45.0 million. We incurred a premium fee of $75 in conjunction with this agreement. Both of these interest rate cap agreements effectively limit the interest rate on a portion of the borrowings pursuant to the terms of the Credit Facility.

The Administrative Agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. The Administrative Agent is also the trustee of the account and generally remits the collected funds to us once a month.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $25.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on September 27, 2013. The T-Bills were purchased on margin using $3.0 million in cash and the proceeds from a $22.0 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.35%. On September 3, 2013, when the T-Bills matured, we repaid the $22.0 million loan from Jefferies and received the $3.0 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of September 30, 2013 and 2012 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $3.6 million of obligations of ASH and CCE. As of September 30, 2013, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of September 30, 2013, at cost:

	Payments Due by Period
		Less than			More than
Contractual Obligations(A)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term loan	$22,005	$22,005	$—	$—	$—
Credit Facility	34,000	—	34,000	—	—
Term Preferred Stock	40,000	—	—	40,000	—
Other secured borrowings	5,000	—	—	5,000	—
Interest payments on obligations(B)	15,680	4,921	9,134	1,625	—

Total	$116,685	$26,926	$43,134	$46,625	$—

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $6.4 million.
(B)	Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which can enhance the yield on our debt investments. Unlike PIK income, we do not recognize the fee into income until it is received in cash. As a result, as of September 30, 2013, we have an off-balance sheet success fee receivable of $15.1 million, or approximately $0.57 per common share. There is no guarantee that we will be able to collect any or all of our success fee receivables due to their contingent nature. It is also impossible to predict the timing of such collections.

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

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or inactive markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3— inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the asset or liability and can include the Adviser’s assumptions based upon the best available information.

As of September 30 and March 31, 2013, all of our investments were valued using Level 3 inputs. See Note 3–Investments in our accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

Valuation Methods:

Publicly-traded securities: The Adviser determines the value of publicly-traded securities based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own restricted securities that are not freely tradable, but for which a public market otherwise exists, we use the market value of the securities, adjusted for any decrease in value resulting from the restrictive feature. As of September 30 and March 31, 2013, we did not have any investments in publicly-traded securities.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows, or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant, observable inputs, such as quotes in active markets, are not available. When relevant, observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, the Adviser develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Adviser believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity. As of September 30 and March 31, 2013, we had no securities for which a limited market exits.

Securities for which no market exists: The Adviser’s valuation methodology for securities for which no market exists falls into four categories: (A) portfolio investments comprised solely of debt securities; (B) portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities; (C) portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities; and (D) portfolio investments comprised of non-publicly traded, non-control equity securities of other funds.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of investments, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such, determined our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and the Adviser’s own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration also is given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, the Adviser’s own assumptions.

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund. As September 30 and March 31, 2013, we had no non-control equity securities of other funds.

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

Credit Information: The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance. We and the Adviser generally participate in the periodic board meetings of our portfolio companies in which we hold Control and Affiliate investments and also generally require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates the credit statistics.

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

The above scale gives an indication of the probability of default and the magnitude of the expected loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of September 30 and March 31, 2013, two investments, ASH and Tread, were on non-accrual with an aggregate fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of September 30 and March 31, 2013, representing approximately 100.0%, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of September 30, 2013	As of March 31, 2013
Highest	9.1	7.4
Average	5.7	5.2
Weighted Average	5.4	5.3
Lowest	2.6	1.3

As of September 30 and March 31, 2013, we did not have any non-proprietary loans in our investment portfolio.

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. However, we did incur an excise tax of $31 and $30 for the calendar years ended December 31, 2012 and 2011, respectively, and expect to incur excise taxes again for the calendar year ending December 31, 2013. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years must be used prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation. Our total capital loss carryforward balance was $8.7 million as of March 31, 2013, and, as a result of the $24.8 million capital gain related to the Venyu exit in August 2013, we expect that all losses incurred in pre-enactment taxable years will be fully utilized during the fiscal year ending March 31, 2014.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2013, loans to two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate debt cost basis of $25.9 million, or 9.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2013, ASH and Tread were on non-accrual, with an aggregate debt cost basis of $24.9 million, or 10.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

During the three and six months ended September 30, 2013, we recorded PIK income of $29 and $39, respectively. PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. We did not hold any loans in our portfolio that contained a PIK provision as of September 30, 2012 and no PIK income was recorded during the three and six months ended September 30, 2012.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $2.1 million and $2.3 million of success fees during the three and six months ended September 30, 2013, respectively. During the three months ended September 30, 2013, we received $0.3 million from Cavert in success fee prepayments and we received $1.8 million related to the exit of Venyu. During the three and six months ended September, 30, 2012, we recorded $0.4 million and $0.8 million of success fees, respectively, representing prepayments received from Mathey and Cavert.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the three and six months ended September 30, 2013, we recorded $1.4 million in dividend income related to the exit of Venyu. We recorded $0.1 million in dividend income during the three and six months ended September 30, 2012 on accrued preferred shares of Drew Foam Company, Inc. (“Drew Foam”).

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

Our target is to have approximately 20% of the loans in our portfolio at fixed rates and approximately 80% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with either the current LIBOR or prime rate. As of September 30, 2013, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

81.5%	Variable rates with a floor
18.5	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended September 30, 2013 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on May 14, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget could have a material adverse effect on our business, financial condition and results of operations.

On October 16, 2013, the U.S. Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and deteriorating sovereign debt conditions in Europe, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Dated: November 6, 2013

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