Form 10-Q
period 2013-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2014-02-04
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 814-00704

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
(Address of principal executive office)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 3, 2014, was 26,475,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2013	2013

ASSETS
Investments at fair value
Control investments (Cost of $246,747 and $263,522, respectively)	$201,068	$243,803
Affiliate investments (Cost of $49,406 and $52,566, respectively)	35,825	36,659
Non-Control/Non-Affiliate investments (Cost of $63,913 and $10,333, respectively)	53,834	6,020

Total investments at fair value (Cost of $360,066 and $326,421, respectively)	290,727	286,482
Cash and cash equivalents	15,034	85,904
Restricted cash	5,376	626
Interest receivable	1,320	1,309
Due from custodian	1,347	1,677
Deferred financing costs	2,619	2,336
Other assets	1,132	1,469

TOTAL ASSETS	$317,555	$379,803

LIABILITIES
Borrowings:
Short-term loan at fair value (Cost of $8,501 and $58,016, respectively)	$8,501	$58,016
Line of credit at fair value (Cost of $36,200 and $31,000, respectively)	36,200	31,854
Secured borrowing	5,000	5,000

Total borrowings (Cost of $49,701 and $94,016, respectively)	49,701	94,870
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding at December 31 and March 31, 2013	40,000	40,000
Accounts payable and accrued expenses	852	1,069
Fees due to Adviser(A)	1,024	2,067
Fee due to Administrator(A)	239	221
Other liabilities	1,074	613

TOTAL LIABILITIES	92,890	138,840

Commitments and contingencies(B)

NET ASSETS	$224,665	$240,963

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized and 26,475,958 shares issued and outstanding at December 31 and March 31, 2013	$26	$26
Capital in excess of par value	287,713	287,713
Cumulative net unrealized depreciation of investments	(69,339)	(39,939)
Cumulative net unrealized depreciation of other	(72)	(883)
Net investment income in excess of distributions	3,322	2,691
Accumulated net realized gain (loss)	3,015	(8,645)

TOTAL NET ASSETS	$224,665	$240,963

NET ASSET VALUE PER COMMON SHARE AT END OF PERIOD	$8.49	$9.10

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
INVESTMENT INCOME
Interest income
Control investments	$5,259	$4,681	$16,578	$12,659
Affiliate investments	708	1,456	2,923	4,800
Non-Control/Non-Affiliate investments	1,625	344	2,978	990
Cash and cash equivalents	1	1	2	4

Total interest income	7,593	6,482	22,481	18,453
Other income
Control investments	98	702	3,634	1,208
Affiliate investments	1,000	—	1,333	401
Non-Control/Non-Affiliate investments	5	—	5	—

Total other income	1,103	702	4,972	1,609

Total investment income	8,696	7,184	27,453	20,062

EXPENSES
Base management fee(A)	1,515	1,440	4,625	3,939
Incentive fee(A)	1,100	589	2,822	1,130
Administration fee(A)	239	191	638	564
Interest expense on borrowings	395	289	1,469	865
Dividends on mandatorily redeemable preferred stock	713	712	2,138	2,137
Amortization of deferred financing fees	262	194	761	597
Professional fees	329	29	609	400
Other general and administrative expenses	523	277	1,355	978

Expenses before credits from Adviser	5,076	3,721	14,417	10,610
Credits to fees(A)	(782)	(489)	(1,627)	(1,189)

Total expenses net of credits to fees	4,294	3,232	12,790	9,421

NET INVESTMENT INCOME	4,402	3,952	14,663	10,641

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain:
Control investments	(11,361)	96	13,443	848
Affiliate investments	(1,754)	—	(1,754)	—
Other	(29)	—	(29)	(41)

Total net realized (loss) gain	(13,144)	96	11,660	807
Net unrealized (depreciation) appreciation:
Control investments	401	4,244	(26,022)	(3,110)
Affiliate investments	983	(2,935)	3,432	(4,508)
Non-Control/Non-Affiliate investments	(3,694)	(1,263)	(6,810)	(1,937)
Other	366	605	811	(563)

Total net unrealized (depreciation) appreciation	(1,944)	651	(28,589)	(10,118)

Net realized and unrealized (loss) gain	(15,088)	747	(16,929)	(9,311)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(10,686)	$4,699	$(2,266)	$1,330

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.15	$0.55	$0.45

Net (decrease) increase in net assets resulting from operations	$(0.40)	$0.18	$(0.09)	$0.06

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,475,958	26,147,157	26,475,958	23,440,737

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2013	2012
OPERATIONS:
Net investment income	$14,663	$10,641
Net realized gain on investments	11,689	848
Net realized loss on other	(29)	(41)
Net unrealized depreciation of investments	(29,400)	(9,555)
Net unrealized appreciation (depreciation) of other	811	(563)

Net (decrease) increase in net assets from operations	(2,266)	1,330

EQUITY CAPITAL ACTIVITY:
Issuance of common stock, net of expenses	—	31,100
Distributions to common stockholders	(14,032)	(10,576)

Net (decrease) increase in net assets from equity capital activity	(14,032)	20,524

Total (decrease) increase in net assets	(16,298)	21,854
Net assets at beginning of period	240,963	207,216

Net assets at end of period	$224,665	$229,070

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(2,266)	$1,330
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(100,134)	(80,639)
Principal repayments of investments	46,634	21,137
Proceeds from the sale of investments	31,602	3,187
Increase in investment balance due to paid in kind interest	(58)	—
Net realized gain on investments	(11,689)	(848)
Net realized loss on other	29	41
Net unrealized depreciation of investments	29,400	9,555
Net unrealized (appreciation) depreciation of other	(811)	563
Amortization of deferred financing costs	761	597
(Increase) decrease in restricted cash	(4,750)	1,297
(Increase) decrease in interest receivable	(11)	231
Decrease (increase) in due from custodian	330	(9,802)
Decrease (increase) in other assets	340	(260)
(Decrease) increase in accounts payable and accrued expenses	(160)	132
(Decrease) increase in fees due to Adviser(A)	(1,044)	578
Increase (decrease) in administration fee due to Administrator(A)	18	(27)
Increase (decrease) in other liabilities	461	(470)

Net cash used in operating activities	(11,348)	(53,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	—	31,100
Proceeds from short-term loans	56,515	192,047
Repayments on short-term loans	(106,030)	(223,540)
Proceeds from line of credit	108,500	115,000
Repayments on line of credit	(103,300)	(90,500)
Proceeds from other secured borrowings	—	5,000
Purchase of derivative	(75)	—
Payment of deferred financing costs	(1,100)	(351)
Distributions paid to common stockholders	(14,032)	(10,576)

Net cash (used in) provided by financing activities	(59,522)	18,180

NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,870)	(35,218)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,904	91,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,034	$56,328

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	12,037
		Common Stock (418,072 shares)(C)(F)		1,045	1,121
		Common Stock Warrants (465,639 shares)(C)(F)		25	61

				22,554	27,719

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)		7,725	3,275
		Guaranty ($2,000)
		Guaranty ($1,033)

				11,725	7,275

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Line of Credit, $0 available (4.0%, Due 8/2015)(D)	3,150	3,150	771
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	631
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	2,155
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	282
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock (1,241 shares)(C)(F)		3	—

				18,173	3,839

Drew Foam Company, Inc.	Manufacturing — molds and fabricates expanded polystyrene	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	1,542
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	12,455

Frontier Packaging, Inc.	Manufacturing — packaging products	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	1,492
		Common Stock (152 shares)(C)(F)		152	895

				14,025	14,887

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2017)	15,520	15,520	15,520
		Preferred Stock (5,373,186 shares)(C)(F)		11,464	4,223
		Common Stock (88,843 shares)(C)(F)		48	—

				27,032	19,743

Ginsey Home Solutions, Inc.	Retail and Service — children and home products	Senior Subordinate Term Debt (13.5%, Due 1/2018)(I)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	2,053
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	15,103

Jackrabbit, Inc.	Manufacturing — agricultural machinery	Line of Credit, $1,750 available (13.5%, Due 4/2014)	1,250	1,250	1,250
		Senior Term Debt (13.5%, Due 4/2018)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)		3,556	3,666
		Common Stock (636 shares)(C)(F)		94	—

				15,900	15,916

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	4,120

				9,379	12,722

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,712
		Preferred Stock (27,900 shares)(C)(F)		2,790	2,415
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	16,127

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS (Continued):
Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Senior Term Debt (14.0%, Due 12/2015)	$6,118	$6,118	$6,118
		Preferred Stock (19,091 shares)(C)(F)		1,909	—
		Common Stock (90,909 shares)(C)(F)		91	—

				8,118	6,118

SBS, Industries, LLC	Manufacturing — specialty fasteners and threaded screw products	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,387
		Common Stock (221,500 shares)(C)(F)		221	87

				13,570	13,829

SOG Specialty K&T, LLC	Manufacturing — specialty knives and tools	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	8,872

				28,148	27,271

Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)	7,500	7,500	7,500
		Preferred Stock (1,499 shares)(C)(F)		1,499	564
		Common Stock (600 shares)(C)(F)		1	—

				9,000	8,064

Tread Corp.	Manufacturing — storage and transport equipment	Line of Credit, $404 available (12.5%, Due 6/2014)(G)	2,846	2,846	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(D)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				15,943	—

Total Control Investments (represents 69.1% of total investments at fair value)				$246,747	$201,068

AFFILIATE INVESTMENTS:
Behrens Manufacturing, LLC	Manufacturing — outdoor utility products and containers	Senior Term Debt (13.0%, Due 12/2018)(H)	9,975	9,975	9,975
		Preferred Stock (2,923 shares) (C)(F)(H)		2,923	2,923

				12,898	12,898

Cavert II Holding Corp.	Manufacturing — bailing wire	Preferred Stock (18,446 shares)(C)(F)		1,844	2,965

				1,844	2,965

Channel Technologies Group, LLC	Manufacturing — acoustic products	Preferred Stock (2,279,020 shares)(C)(F)		2,864	3,092
		Common Stock (1,598,616 shares)(C)(F)		—	764

				2,864	3,856

Meridian Rack & Pinion, Inc.	Manufacturing – automotive parts	Senior Term Debt (13.5%, Due 12/2018)(H)	9,660	9,660	9,660
		Preferred Stock (3,381 shares) (C)(F)(H)		3,381	3,381

				13,041	13,041

Noble Logistics, Inc.	Service — aftermarket auto parts delivery	Line of Credit, $0 available (10.5%, Due 1/2015)(D)	800	800	160
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	1,445
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	730
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	730
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,759	3,065

Total Affiliate Investments (represents 12.3% of total investments at fair value)				$49,406	$35,825

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Alloy Die Casting Corp.	Manufacturing – aluminum and zinc metal components	Senior Term Debt (13.5%, Due 10/2018)(H)	$12,215	$12,215	$12,215
		Preferred Stock (4,064 shares)(C)(F)(H)		4,064	4,064
		Common Stock (630 share)(C)(F)(H)		41	41

				16,320	16,320

Auto Safety House, LLC	Retail and Service – School buses and parts	Revolving Credit Facility, $1,000 available (7.0%, Due 10/2018)(D)	5,000	5,000	4,937
		Guaranty ($500)
		Guaranty ($250)

				5,000	4,937

B-Dry, LLC	Service — basement waterproofer	Line of Credit, $0 available (6.5%, Due 5/2014)(D)	750	750	150
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,433	6,443	1,289
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	568
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	2,007

Funko, LLC	Retail — designer and distributor of pop-culture collectibles	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,558	7,558	7,672
		Preferred Stock (1,305 shares)(C)(F)		1,305	2,235

				8,863	9,907

Quench Holdings Corp.	Service — sales, installation and service of water coolers	Common Stock (4,770,392 shares)(C)(F)		3,397	4,503

				3,397	4,503

Schylling Investments, LLC	Retail and Service — designer and distributor of children’s toys	Senior Term Debt (13.0%, Due 8/2017)(D)	16,000	16,000	16,160
		Preferred Stock (4,000 shares)(C)(F)		4,000	—

				20,000	16,160

Total Non-Control/Non-Affiliate Investments (represents 18.6% of total investments at fair value)				$63,913	$53,834

TOTAL INVESTMENTS				$360,066	$290,727

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average cash interest rates in effect at December 31, 2013, and due date represents the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of December 31, 2013.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended December 31, 2013 best represents fair value as of December 31, 2013.
(I)	$5.0 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for GAAP purposes.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Acme Cryogenics, Inc.	Manufacturing — manifolds and pipes for industrial gasses	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(F)		6,984	11,292
		Common Stock (418,072 shares)(C)(F)		1,045	1,179
		Common Stock Warrants (465,639 shares)(C)(F)		25	369

				22,554	27,340

ASH Holdings Corp.	Retail and Service — school buses and parts	Line of Credit, $288 available (3.0%, Due 3/2015)(G)	7,912	7,856	—
		Senior Subordinated Term Debt (2.0%, Due 3/2015)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($500)

				16,410	—

Country Club Enterprises, LLC	Service — golf cart distribution	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	3,467
		Guaranty ($2,000)
		Guaranty ($1,370)

				11,725	7,467

Danco Acquisition Corp.	Manufacturing — machining and sheet metal work	Line of Credit, $282 available (4.0%, Due 8/2015)(D)	2,868	22451 2,868	717
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	644
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	2,199
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	287
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				17,891	3,847

Drew Foam Company, Inc.	Manufacturing — molds and fabricates expanded polystyrene	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(F)		3,375	3,511
		Common Stock (5,372 shares)(C)(F)		63	676

				14,351	15,100

Frontier Packaging, Inc.	Manufacturing — packaging products	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	653
		Common Stock (152 shares)(C)(F)		153	—

				14,026	13,153

Galaxy Tool Holding Corp.	Manufacturing — aerospace and plastics	Senior Subordinated Term Debt (13.5%, Due 8/2017)	15,520	15,520	15,520
		Preferred Stock (5,373,186 shares)(F)		11,464	5,356
		Common Stock (48,093 shares)(C)(F)		48	—

				27,032	20,876

Ginsey Home Solutions, Inc.	Retail and Service — children and home products	Senior Subordinate Term Debt (13.5%, Due 1/2018)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	8,783
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	21,833

Mathey Investments, Inc.	Manufacturing — pipe-cutting and pipe-fitting equipment	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,817

				9,379	14,419

Mitchell Rubber Products, Inc.	Manufacturing — rubber compounds	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679
		Preferred Stock (27,900 shares)(C)(F)		2,790	3,051
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	16,730

Precision Southeast, Inc.	Manufacturing — injection molding and plastics	Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,273
		Common Stock (90,909 shares)(C)(F)		90	955

				9,774	11,003

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

DECEMBER 31, 2013

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

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and a Securities and Exchange Commission (“SEC”) registered investment adviser, pursuant to an investment advisory agreement and management agreement. Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not required to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2013, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on May 14, 2013.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities presented in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by GAAP.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (our “Board of Directors”). In determining the fair value of our investments, the Adviser has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Adviser has applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

The Adviser uses valuation techniques in accordance with GAAP to value our portfolio. From time to time, the Adviser may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When the Adviser obtains these specific third-party appraisals, the Adviser uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

The Policy, summarized below, applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of December 31 and March 31, 2013, we did not have any investments in publicly traded securities.

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

In the event these limited markets become illiquid such that market prices are no longer readily available, the Adviser will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Adviser considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, the Adviser develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Adviser believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Adviser applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Adviser may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)

Portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the net asset value (“NAV”) provided by the non-control fund.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2013, our loans to Tread Corp. (“Tread”) were on non-accrual, with an aggregate debt cost basis of $12.1 million, or 4.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2013, ASH Holdings Corp. (“ASH”) and Tread were on non-accrual, with an aggregate debt cost basis of $24.9 million, or 10.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. During the three and nine months ended December 31, 2013, we recorded PIK income of $29 and $68, respectively. We did not hold any loans in our portfolio that contained a PIK provision as of December 31, 2012 and no PIK income was recorded during the three and nine months ended December 31, 2012.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $1.1 million and $3.4 million of success fees during the three and nine months ended December 31, 2013, respectively. During the three months ended December 31, 2013, we received $0.8 million and $0.2 million in success fees related to the debt repayments of Channel Technologies Group, LLC (“Channel”) and Cavert II Holding Corp. (“Cavert”), respectively. During the three and nine months ended December, 30, 2012, we recorded $0 and $0.8 million of success fees, respectively, representing prepayments received from Mathey Investments, Inc. (“Mathey”) and Cavert.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. No dividend income was recorded during the three months ended December 31, 2013. For the nine months ended December 31, 2013, we recorded $1.4 million in dividend income related to the exit of Venyu Solutions, Inc. (“Venyu”). We recorded $0.7 and $0.8 million in dividend income during the three and nine months ended December 31, 2012, respectively, on accrued preferred shares of Acme Cryogenics, Inc. (“Acme”) and Drew Foam Companies, Inc. (“Drew Foam”).

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

As of December 31 and March 31, 2013, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and nine months ended December 31, 2013 and 2012, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of December 31 and March 31, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	Total Recurring Fair Value Measurement
	Reported in Condensed Consolidated Statements
	of Assets and Liabilities
	December 31, 2013	March 31, 2013
Control Investments
Senior debt	$91,475	$73,391
Senior subordinated debt	60,783	79,748
Preferred equity	42,527	77,032
Common equity/equivalents	6,283	13,632

Total Control Investments	201,068	243,803

Affiliate Investments
Senior debt	22,701	24,471
Senior subordinated debt	—	7,063
Preferred equity	12,361	5,125
Common equity/equivalents	763	—

Total Affiliate Investments	35,825	36,659

Non-Control/Non-Affiliate Investments
Senior debt	35,319	6,020
Senior subordinated debt	7,672	—
Preferred equity	6,299	—
Common equity/equivalents	4,544	—

Total Non-Control/Non-Affiliate Investments	53,834	6,020

Total Investments at fair value using Level 3 inputs	$290,727	$286,482

Cash Equivalents using Level 1 inputs	10,000	65,000

Total Investments and Cash Equivalents	$300,727	$351,482

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31 and March 31, 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2013	Fair Value as of March 31, 2013	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of December 31, 2013	Range / Weighted Average as of March 31, 2013

Senior debt	$119,486	$69,544	TEV	EBITDA multiples(B)	3.5x – 6.6x / 5.1x	4.6x – 7.3x / 5.6x
				EBITDA(B)	$1,514 – $6,465 / $3,562	($997) – $6,640 / $3,752

	30,009	34,338	SPSE(A)	EBITDA(B)	$451 – $3,568 / $1,643	$29 – $3,225 / $1,248
				Risk Ratings(C)	3.4 – 7.9 / 3.5	3.7 – 6.9 / 5.1

Senior subordinated debt	47,070	66,070	TEV	EBITDA multiples(B)	4.1x – 6.3x / 4.9x	4.5x – 9.7x / 6.5x
				EBITDA(B)	$309 – $6,357 / $4,255	($2,866) – $8,695 / $4,400

	21,385	20,741	SPSE(A)	EBITDA(B)	$6,300 – $9,969 / $7,613	$5,169 – $6,026 / $5,738
				Risk Ratings(C)	5.3 – 5.8 / 5.5	4.1 – 6.2 / 4.8

Preferred equity	61,187	82,157	TEV	EBITDA multiples(B)	3.5x – 8.4x / 5.2x	4.2x – 9.7x / 5.9x
				EBITDA(B)	$309 – $11,527 / $4,556	($2,866) – $8,695 / $4,344

Common equity/equivalents	11,590	13,632	TEV	EBITDA multiples(B)	3.4x – 8.4x / 5.6x	3.7x – 7.8x / 6.2x
				EBITDA(B)	$309 – $11,527 / $4,358	($2,866) – $6,026 / $1,959

Total	$290,727	$286,482

(A)	SPSE makes an independent assessment of the data the Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is proprietary in nature.
(B)	Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiple inputs are used in the TEV fair value determination, and the issuer’s debt, equity, and/or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach. In limited cases, the revenue from the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies and the related revenue multiples, generally indexed, are used to provide a TEV fair value determination of our bundled debt and equity investments.
(C)	As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses a proprietary risk rating system for all debt securities. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended December 31, 2013 and 2012 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements of Investments Using Significant Unobservable Inputs (Level 3)

		Senior		Common
	Senior	Subordinated	Preferred	Equity/
	Debt	Debt	Equity	Equivalents	Total
Three months ended December 31, 2013:
Fair value as of September 30, 2013	$134,868	$74,740	$62,509	$15,095	$287,212
Total gains (losses):
Net realized (losses) gains(A)(D)	(2,856)	(6,050)	(4,233)	24	(13,115)
Net unrealized appreciation (depreciation)(B)	973	122	(10,060)	(6,495)	(15,460)
Reversal of previously-recorded depreciation upon realization(B)	2,272	5,875	4,979	24	13,150
New investments, repayments and settlements(C):
Issuances / Originations	32,131	309	11,689	44	44,173
Settlements / Repayments	(17,893)	(6,541)	—	—	(24,434)
Sales(D)	—	—	(747)	(52)	(799)
Transfers(E)	—	—	(2,950)	2,950	—

Fair value as of December 31, 2013	$149,495	$68,455	$61,187	$11,590	$290,727

Nine months ended December 31, 2013:
Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482
Total gains (losses):
Net realized (losses) gains(A)(D)	(2,856)	(6,050)	20,571	24	11,689
Net unrealized (depreciation) appreciation(B)	(2,433)	(979)	(16,640)	(5,126)	(25,178)
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	2,274	5,875	(12,395)	24	(4,222)
New investments, repayments and settlements(C):
Issuances / Originations	68,821	9,239	21,994	138	100,192
Settlements / Repayments	(20,193)	(26,441)	—	—	(46,634)
Sales(D)	—	—	(31,550)	(52)	(31,602)
Transfers(E)	—	—	(2,950)	2,950	—

Fair value as of December 31, 2013	$149,495	$68,455	$61,187	$11,590	$290,727

Three months ended December 31, 2012:
Fair value as of September 30, 2012	$97,257	$93,740	$64,300	$11,389	$266,686
Total (losses) gains:
Net realized gains(A)(D)	—	—	—	96	96
Net unrealized (depreciation) appreciation(B)	(3,471)	(9,631)	5,514	7,634	46
New investments, repayments and settlements(C):
Issuances / Originations	14,650	1,500	1,373	153	17,676
Settlements / Repayments	(647)	(8,701)	—	—	(9,348)
Sales(D)	—	—	(1,767)	(129)	(1,896)

Fair value as of December 31, 2012	$107,789	$76,908	$69,420	$19,143	$273,260

Nine months ended December 31, 2012:
Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652
Total (losses) gains:
Net realized gains(A)(D)	—	—	—	848	848
Net unrealized (depreciation) appreciation(B)	(11,547)	(6,601)	3,630	4,963	(9,555)
New investments, repayments and settlements(C):
Issuances / Originations	33,120	28,315	18,926	278	80,639
Settlements / Repayments	(8,670)	(12,467)	—	—	(21,137)
Sales(D)	—	—	(2,305)	(882)	(3,187)
Transfers(F)	—	(3,000)	2,500	500	—

Fair value as of December 31, 2012	$107,789	$76,908	$69,420	$19,143	$273,260

(A)	Included in Net realized gain (loss) on our accompanying Condensed Consolidated Statements of Operations for the periods ended December 31, 2013 and 2012.
(B)	Included in Net unrealized appreciation (depreciation) on our accompanying Condensed Consolidated Statements of Operations for the periods ended December 31, 2013 and 2012.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	Included in Net realized gains (losses) and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.
(E)	Transfers represent $3.0 million of preferred equity of Quench Holding Corp. (“Quench”), at cost, as of September 30, 2013, which was converted into common equity during the quarter ended December 31, 2013.
(F)	Transfers represent $3.0 million of senior subordinated term debt of Tread, at cost, as of June 30, 2012, which was converted into preferred and common equity during the quarter ended September 30, 2012.

Investment Activity

During the nine months ended December 31, 2013, the following significant transactions occurred:

•	In April 2013, we invested $17.7 million in Jackrabbit, Inc. (“Jackrabbit”) through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

•	In May 2013, we invested $8.8 million in Funko, LLC (“Funko”) through a combination of debt and equity. Funko, headquartered in Lynnwood, Washington, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with one of our affiliated funds, Gladstone Capital Corporation (“Gladstone Capital”), pursuant to an exemptive order granted by the SEC in July 2012.

•	In June 2013, we invested $9.0 million in Star Seed, Inc. (“Star Seed”) through a combination of debt and equity. Based in Osborne, Kansas, Star Seed provides its customers with a variety of specialty seeds and related products.

•	In August 2013, we invested $20.0 million in Schylling, Inc. (“Schylling”) through a combination of debt and equity. Schylling, headquartered in Rowley, Massachusetts, is a premier provider of high quality specialty toys.

•	In August 2013, Venyu was sold. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of approximately $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investment of $19 million in principal repayment and $1.9 million in fee income.

•	In October 2013, we invested $16.3 million in Alloy Die Casting Co. (“ADC”) through a combination of debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc castings for aerospace, defense, aftermarket automotive and industrial applications. Gladstone Capital also participated as a co-investor by providing $7.0 million of debt and equity financing at the same price and terms as our investment.

•	In October 2013, we received full repayment of our debt investments in Channel in the aggregate amount of $16.2 million. We also received prepayment and success fee income in the amount of $0.8 million. Simultaneously, we invested $1.3 million in additional preferred and common equity securities in Channel.

•	In October 2013, ASH, which was on non-accrual, was sold to certain members of its existing management team. As a result of the sale, we received $12 in net cash proceeds, recognized a realized loss of $11.4 million and have retained a $5.0 million accruing revolving credit facility in ASH.

•	In November 2013, Packerland Whey Products, Inc. (“Packerland”) was sold to other existing owners at Packerland. As a result of the sale, we received $0.7 million in net cash proceeds and recognized a realized loss of $1.8 million.

•	In December 2013, we received full repayment of our remaining debt investments in Cavert in the aggregate amount of $6.1 million. We also received prepayment and success fee income in the amount of $0.2 million. As of December 31, 2013, we have an equity investment of preferred stock in Cavert with a cost basis of $1.8 million and fair value of $3.0 million.

•	In December 2013, Quench was recapitalized, resulting in all preferred stock holders, including our preferred stock investment of $3.0 million, being converted into common stock.

•	In December 2013, we invested $12.9 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Capital also participated as a co-investor by providing $5.5 million of debt and equity financing at the same price and terms as our investment.

•	In December 2013, we invested $13.0 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of debt and equity. Meridian, headquartered in San Diego, California, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Capital also participated as a co-investor by providing $5.6 million of debt and equity financing at the same price and terms as our investment.

Investment Concentrations

As of December 31, 2013, our investment portfolio consisted of investments in 26 portfolio companies located in 14 states across 13 different industries with an aggregate fair value of $290.7 million, of which Acme, Galaxy Tool Holding Corp. (“Galaxy”), and SOG Specialty K&T, LLC (“SOG”), collectively, comprised approximately $74.7 million, or 25.7%, of our total investment portfolio at fair value. The following table outlines our investments by security type as of December 31 and March 31, 2013:

	December 31, 2013				March 31, 2013
	Cost		Fair Value		Cost		Fair Value
Senior debt	$181,517	50.4%	$149,495	51.4%	$135,745	41.6%	$103,882	36.3%
Senior subordinated debt	80,294	22.3	68,455	23.5	103,547	31.7	86,811	30.3

Total debt	261,811	72.7	217,950	74.9	239,292	73.3	190,693	66.6

Preferred equity	89,775	24.9	61,187	21.0	81,710	25.0	82,157	28.7
Common equity/equivalents	8,480	2.4	11,590	4.1	5,419	1.7	13,632	4.7

Total equity/equivalents	98,255	27.3	72,777	25.1	87,129	26.7	95,789	33.4

Total Investments	$360,066	100.0%	$290,727	100.0%	$326,421	100.0%	$286,482	100.0%

Investments at fair value consisted of the following industry classifications as of December 31 and March 31, 2013:

	December 31, 2013		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$56,302	19.4%	$59,170	20.7%
Leisure, Amusement, Motion Pictures, Entertainment	43,431	14.9	29,822	10.4
Diversified/Conglomerate Manufacturing	43,030	14.8	32,698	11.4
Machinery	26,550	9.1	32,662	11.4
Automobile	25,253	8.7	7,467	2.6
Farming and Agriculture	23,980	8.2	—	—
Aerospace and Defense	19,743	6.8	20,876	7.3
Home and Office Furnishings, Housewares, and Durable Consumer Products	19,605	6.7	23,512	8.2
Containers, Packaging, and Glass	17,853	6.1	23,019	8.0
Personal and Non-Durable Consumer Products	9,907	3.4	—	—
Cargo Transport	3,066	1.1	6,897	2.4
Buildings and Real Estate	2,007	0.8	6,020	2.2
Beverage, Food, and Tobacco	—	—	369	0.1
Electronics	—	—	43,970	15.3
Oil and Gas	—	—	—	—

Total Investments	$290,727	100.0%	$286,482	100.0%

The investments, at fair value, were included in the following geographic regions of the U.S. as of December 31 and March 31, 2013:

	December 31, 2013		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$126,101	43.4%	$81,400	28.4%
Northeast	70,760	24.3	58,319	20.4
South	53,161	18.3	125,518	43.8
Midwest	40,705	14.0	21,245	7.4

Total Investments	$290,727	100.0%	$286,482	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2013:

		Amount
For the remaining three months ending March 31:	2014	$8,602
For the fiscal year ending March 31:	2015	57,106
	2016	21,788
	2017	43,314
	2018	51,983
	Thereafter	79,018

	Total contractual repayments	$261,811
	Investments in equity securities	98,255

	Total cost basis of investments held as of December 31, 2013:	$360,066

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We write off the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31 and March 31, 2013, we had gross receivables from portfolio companies of $0.9 million and $1.2 million, respectively. The allowance for uncollectible receivables was $178 and $44 as of December 31 and March 31, 2013, respectively.

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

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Average gross assets subject to base management fee	$303,000	$288,000	$308,333	$262,600
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%	1.5%	1.5%

Base management fee(A)	1,515	1,440	4,625	3,939
Credit for fees received by Adviser from the portfolio companies(A)	(782)	(489)	(1,627)	(1,189)

Net base management fee	$733	$951	$2,998	$2,750

Incentive fee(A)	$1,100	$589	$2,822	$1,130

(A)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Operations.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%. It is computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services. 50% of certain of these fees and 100% of others are credited against the base management fee that we would otherwise be required to pay to our Adviser. Effective beginning the third quarter ended December 31, 2013, 100% of all these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser; however, pursuant to the terms of the Advisory Agreement, a percentage of certain of such fees is retained by the Adviser.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through December 31, 2013, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through December 31, 2013.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, internal counsel and secretary and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all companies managed by the Adviser under similar agreements. On July 9, 2013, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2014.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2013	March 31, 2013
Base management fee due (from) to Adviser	$(87)	$625
Incentive fee due to Adviser	1,100	1,454
Other due to (from) Advisor	11	(12)

Fee due to Adviser (A)	$1,024	$2,067

Fee due to Administrator (A)	$239	$221

Total related party fees due	$1,263	$2,288

(A)	Reflected as a line item on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

NOTE 5.	BORROWINGS

Line of Credit

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60.0 million to $70.0 million and to extend the revolving period, which was extended to April 30, 2016 and, if not renewed or extended by April 30, 2016, all principal and interest will be due and payable on or before April 30, 2017 (one year after the revolving period end date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70.0 million to $105.0 million by entering into Joinder Agreements pursuant to the Credit Agreement, by and among Business Investment, the Administrative Agent, the Adviser and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

The following tables summarize noteworthy information related to our Credit Facility:

	As of December 31, 2013	As of March 31, 2013
Commitment amount	$105,000	$60,000
Borrowings outstanding at cost	36,200	31,000
Availability	68,800	29,000

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
Weighted average borrowings outstanding	$19,460	$11,924	$31,174	$17,305
Effective interest rate(A)	6.3%	6.1%	5.1%	5.3%
Commitment (unused) fees incurred	$109	$61	$243	$163

(A)	Excludes the impact of deferred financing fees.

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

Generally, our Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility generally also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31,

2014, 2015, 2016 and 2017. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward available credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170.0 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170.0 million as of December 31, 2013, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2013, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $264.7 million, an asset coverage of 336% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of December 31, 2013, Business Investment had 20 obligors. As of December 31, 2013, we were in compliance with all covenants.

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $10.0 million of short-term U.S. Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 27, 2013. As these T-Bills have a maturity of less than three months, we consider them to be cash equivalents and include them in cash and cash equivalents on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of December 31, 2013. The T-Bills were purchased on margin using $1.5 million in cash and the proceeds from an $8.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.35%. On January 2, 2014, when the T-Bills matured, we repaid the $8.5 million loan from Jefferies and we received back the $1.5 million margin payment sent to Jefferies to complete the transaction.

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

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, the Adviser estimates the fair value of our Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. Additionally, due to the seven-day duration of the short-term loan, cost was deemed to approximate fair value. At each of December 31 and March 31, 2013, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan and Credit Facility carried at fair value as of December 31 and March 31, 2013, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and nine months ended December 31, 2013 and 2012:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	December 31, 2013	March 31, 2013
Short-Term Loan	$8,501	$58,016
Credit Facility	36,200	31,854

Total	$44,701	$89,870

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total
Three months ended December 31, 2013:
Fair value at September 30, 2013	$22,005	$34,341	$56,346
Borrowings	8,501	37,000	45,501
Repayments	(22,005)	(34,800)	(56,805)
Net unrealized depreciation(A)	—	(341)	(341)

Fair value at December 31, 2013	$8,501	$36,200	$44,701

Nine months ended December 31, 2013:
Fair value at March 31, 2013	$58,016	$31,854	$89,870
Borrowings	56,515	108,500	165,015
Repayments	(106,030)	(103,300)	(209,330)
Net unrealized depreciation(A)	—	(854)	(854)

Fair value at December 31, 2013	$8,501	$36,200	$44,701

Three months ended December 31, 2012:
Fair value at September 30, 2012	$71,525	$57,209	$128,734
Borrowings	44,512	24,000	68,512
Repayments	(71,525)	(55,500)	(127,025)
Net unrealized depreciation(A)	—	(605)	(605)

Fair value at December 31, 2012	$44,512	$25,104	$69,616

Nine months ended December 31, 2012:
Fair value at March 31, 2012	$76,005	$—	$76,005
Borrowings	192,047	115,000	307,047
Repayments	(223,540)	(90,500)	(314,040)
Net unrealized appreciation(A)	—	604	604

Fair value at December 31, 2012	$44,512	$25,104	$69,616

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statement of Operations for periods ended December 31, 2013 and 2012.

The fair value of the collateral under our Credit Facility was approximately $279.3 million and $263.7 million as of December 31 and March 31, 2013, respectively. The fair value of the collateral under the short-term loan was approximately $10.0 million and $65.0 million as of December 31 and March 31, 2013, respectively.

NOTE 6.	INTEREST RATE CAP AGREEMENTS

We have entered into multiple interest rate cap agreements with BB&T and Keybank National Association that effectively limit the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreements provide that the interest rate on a portion of our borrowings is capped at a certain interest rate when 30-day LIBOR is in excess of that certain interest rate. The fair value of the interest rate cap agreements is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We record changes in the fair value of the interest rate cap agreements quarterly based on the current market valuations at quarter end as net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations. Generally, the Adviser estimates the fair value of our interest rate cap agreements using estimates of value provided by the counterparty and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31 and March 31, 2013, our interest rate cap agreements were valued using Level 3 inputs. The following table summarizes the key terms of each interest rate cap agreement:

					As of December 31, 2013			As of March 31, 2013
Interest Rate Cap(A)	Notional Amount	LIBOR Cap	Effective Date	Maturity Date	Cost		Fair Value	Cost	Fair Value
December 2011	$50,000	6.0%	May 2012	October 2013	$—	(B)	$—	$29	$2
July 2013	45,000	6.0	October 2013	April 2016	75		4	—	—

(A)	Indicates date we entered into the interest rate cap agreement.
(B)	In October 2013, upon expiration of the December 2011 cap, we recognized a realized loss of $29.

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

For the nine months ended December 31, 2013 and 2012, our Board of Directors declared and paid a monthly distribution of $0.1484375 per share, or $1.3359375 per share in aggregate, to preferred stockholders.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date. The fair value of the Term Preferred Stock, which we consider to be a level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of December 31 and March 31, 2013, was approximately $41.8 million and $42.7 million, respectively.

Aggregate Term Preferred Stock distributions declared and paid for the three and nine months ended December 31, 2013, were approximately $0.7 million and $2.1 million, respectively. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

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

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(10,686)	$4,699	$(2,266)	$1,330
Denominator for basic and diluted weighted average common shares	26,475,958	26,147,157	26,475,958	23,440,737

Basic and diluted net (decrease) increase in net assets resulting from operations per average common share	$(0.40)	$0.18	$(0.09)	$0.06

NOTE 10.	DISTRIBUTIONS TO COMMON STOCKHOLDERS

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

Our Board of Directors declared the following monthly distributions to common stockholders for the nine months ended December 31, 2013 and 2012:

Fiscal Year	Record Date	Payment Date	Distribution per Common Share
2014	April 22, 2013	April 30, 2013	$0.050
	May 20, 2013	May 31, 2013	0.050
	June 19, 2013	June 28, 2013	0.050
	July 17, 2013	July 31, 2013	0.050
	August 19, 2013	August 30, 2013	0.050
	September 16, 2013	September 30, 2013	0.050
	October 22, 2013	October 31, 2013	0.060
	November 14, 2013	November 29, 2013	0.060
	November 18, 2013	November 29, 2013	0.050	(A)
	December 16, 2013	December 31, 2013	0.060

	Nine months ended December 31, 2013:		$0.53

2013	April 20, 2012	April 30, 2012	$0.050
	May 18, 2012	May 31, 2012	0.050
	June 20, 2012	June 29, 2012	0.050
	July 20, 2012	July 31, 2012	0.050
	August 22, 2012	August 31, 2012	0.050
	September 19, 2012	September 28, 2012	0.050
	October 22, 2012	October 31, 2012	0.050
	November 19, 2012	November 30, 2012	0.050
	December 19, 2012	December 31, 2012	0.050

	Nine months ended December 31, 2012:		$0.450

(A)	A bonus dividend on our common stock of $0.05 per share was declared by our Board of Directors.

Aggregate common distributions declared quarterly and paid for the nine months ended December 31, 2013 and 2012 were approximately $14.0 million and $10.6 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. The tax characterization of the common distributions declared and paid for the fiscal year ended March 31, 2014, will be determined at fiscal year end and cannot be determined at this time. For the fiscal year ended March 31, 2013, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.1 million of the common distributions paid in fiscal year 2014 as having been paid in the prior year.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of December 31, 2013, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

As of December 31, 2013, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of December 31, 2013, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

•	In October 2008, we executed a guarantee of a vehicle finance facility agreement (the “Ford Finance Facility”) between Ford Motor Credit Company (“Ford”) and ASH. The Ford Finance Facility provides ASH with a line of credit of up to $0.5 million for component Ford parts used by ASH to build truck bodies under a separate contract. Ford retains title and ownership of the parts. The guarantee of the Ford Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of us as guarantor. In connection with this guarantee, we received a premium of $20 from ASH.

•	In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2011, 2012 and 2013 and expires in February 2014, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.4 million from CCE.

•	In April 2010, we executed a guarantee of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guarantee, we received aggregate premiums of $0.1 million from CCE.

•	In October 2013, we executed a guarantee of a vehicle finance facility agreement (the “Compass Finance Facility”) between Compass Bank and ASH. The Compass Finance Facility provides ASH with a line of credit of up to $0.3 million for component Ram parts used by ASH to build truck bodies under a separate contract. The guarantee will expire upon maturity of the Compass Finance Facility on October 16, 2014. In connection with this guarantee, we received a premium of $10 from ASH.

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of December 31 and March 31, 2013:

	December 31, 2013	March 31, 2013
Unused line of credit commitments	$3,154	$1,584
Guarantees	3,783	3,870

Total	$6,937	$5,454

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In August 2013, the sale of Venyu resulted in $4.9 million in escrow amounts, of which $0.7 million is held on behalf of the other sellers. The $0.7 million amount held on behalf of the other sellers is recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $68 and $41 as of December 31 and March 31, 2013, respectively.

NOTE 12.	FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Per Common Share Data
NAV at beginning of period(A)	$9.12	$8.93	$9.10	$9.38
Net investment income(B)	0.17	0.15	0.55	0.45
Net Realized (loss) gain on sale of investments and other(B)	(0.50)	0.01	0.44	0.04
Net unrealized (depreciation) appreciation of investments and other(B)	(0.07)	0.02	(1.07)	(0.43)

Total from investment operations(B)	(0.40)	0.18	(0.08)	0.06
Cash distributions from net investment income(C)	(0.23)	(0.15)	(0.53)	(0.45)
Net dilutive effect of issuance of common stock, net of expenses, below NAV(D)	—	(0.31)	—	(0.34)

NAV at end of period(A)	$8.49	$8.65	$8.49	$8.65

Per common share market value at beginning of period	$7.05	$7.84	$7.31	$7.57
Per common share market value at end of period	8.06	6.96	8.06	6.96
Total return(E)	17.84%	(9.34)%	18.48%	(2.27)%
Common stock outstanding at end of period	26,475,958	26,475,958	26,475,958	26,475,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$224,665	$229,070	$224,665	$229,070
Average net assets(F)	227,838	227,740	234,285	210,927

Senior Securities Data(G):
Total borrowings, at cost	$49,701	$74,012	$49,701	$74,012
Mandatorily redeemable preferred stock	40,000	40,000	40,000	40,000
Asset coverage ratio(H)	336%	292%	336%	292%
Average coverage per unit(I)	$3,360	$2,922	$3,360	$2,922

Ratios/Supplemental Data:
Ratio of expenses to average net assets(J)(K)	8.91%	6.54%	8.20%	6.71%
Ratio of net expenses to average net assets(J)(L)	7.54	5.68	7.28	5.96
Ratio of net investment income to average net assets(J)	7.73	6.94	8.34	6.73

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	On October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of $2.8 million.
(E)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 10—Distributions to Common Stockholders.
(F)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(G)	The 1940 Act currently permits BDCs to issue senior securities representing indebtedness and senior securities that are stock, to which we refer as “senior securities.”
(H)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(I)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(J)	Amounts are annualized.
(K)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(L)	Ratio of net expenses to average net assets is computed using total expenses net of any credits received from the Adviser.

NOTE 13.	UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we have subsidiaries that are not required to be consolidated. We have certain unconsolidated subsidiaries, specifically Galaxy Tool Holdings, Inc. (“Galaxy”), SOG Specialty K&T, LLC (“SOG”), Danco Acquisition Corp. (“Danco”) and Venyu, as of March 31 and December 31, 2013 and for the nine months ended December 31, 2013 and 2012, that meet at least one of the significance conditions of the SEC’s Regulation S-X. Accordingly, summarized, comparative financial information, in aggregate, is presented below for our significant unconsolidated subsidiaries.

	For the Nine Months Ended December 31,
Income Statement(A)	2013	2012
Net Sales	$74,730	$74,274
Gross Profit	24,950	27,911
Net loss	(301)	(10,729)

(A)	Reflects only five months of summarized income statement information of Venyu in 2013, as it was exited in August 2013 and is no longer in our portfolio as of December 31, 2013.

NOTE 14.	SUBSEQUENT EVENTS

Short-Term Loan

On December 27, 2013, we purchased $10.0 million of T-Bills through Jefferies. The T-Bills were purchased on margin using $1.5 million in cash and the proceeds from a $8.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.35%. On January 2, 2014, when the T-Bills matured, we repaid the $8.5 million loan from Jefferies and received the $1.5 million margin payment sent to Jefferies to complete the transaction.

Distributions

On January 7, 2013, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Declaration Date	Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
January 7, 2014	January 22, 2014	January 31, 2014	$0.06	$0.1484375
January 7, 2014	February 19, 2014	February 28, 2014	0.06	0.1484375
January 7, 2014	March 17, 2014	March 31, 2014	0.06	0.1484375

Total for the Quarter:			$0.18	$0.4453125

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David A.R. Dullum; (4) changes in our investment objectives and strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on May 14, 2013. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on May 14, 2013. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

Business Environment

The strength of the global economy, and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. The effects of the previous recession and the disruptions in the capital markets in particular, have impacted our liquidity options and increased our cost of debt and equity capital. In addition, the recent federal government shutdown combined with the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term have increased domestic and global economic instability. Many of our portfolio companies, as well as those that we evaluate for possible investments, are adversely impacted by these political and economic conditions. If these conditions persist, it may adversely affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

New Investment and Realized Gains/Losses from Exits

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. These opportunities along with the capital raising efforts discussed below have allowed us to invest approximately $281.4 million in 17 new proprietary debt and equity deals since October 2010. During the three months ended December 31, 2013, we invested a total of $42.3 million in three new deals.

These new investments, as well as the majority of our debt securities in our portfolio, have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we do not recognize the fee into income until it is received in cash. As a result, as of December 31, 2013, we had an off-balance sheet success fee receivable of $16.2 million, or approximately $0.61 per common share. Due to their contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

The improved investing environment in the second quarter presented us with an opportunity to realize gains and other income from our investment in Venyu Solutions, Inc. (“Venyu”) as a result of its sale in August 2013. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investments of $19.0 million and $1.8 million in success fee income. This represents our fourth management-supported buyout liquidity event since June 2010, and in the aggregate, these four liquidity events have generated $54.5 million in realized gains and $13.1 million in other income, for a total increase to our net assets of $67.6 million. We believe each of these transactions was an equity investment success and support our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. These successes, in part, enabled us to increase the monthly distribution 50% since March 2011, allowed us to declare a one-time special distribution in fiscal year 2012, and to declare a $0.05 per common share one-time special distribution in November 2013.

With the four liquidity events that have generated $54.5 million in realized gains since June 2010, we have overcome our cumulative realized losses since inception that were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. As a result, we are now in a cumulative net realized gain position. We took the opportunity during the three months ended December 31, 2013, to strategically sell two of our portfolio companies, ASH Holding Corp. (“ASH”)

and Packerland Whey Products, Inc. (“Packerland”) to existing members of their management teams and other existing owners, respectively, which resulted in realized losses of $11.4 million and $1.7 million, respectively. These sales, while at a realized loss, were accretive to our net asset value in aggregate by $5.7 million, reduced our distribution requirements related to our cumulative realized gains and reduced our non-accruals outstanding.

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

Although we have been able to access the capital markets over the past two years, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On February 3, 2014, the closing market price of our common stock was $7.88, which represented a 7.2% discount to our December 31, 2013, net asset value (“NAV”) per share of $8.49. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the Investment Company Act of 1940 (the “1940 Act”), which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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

Regulatory Compliance

Due to the limited number of investments in our portfolio, our current asset composition has affected our ability to satisfy certain elements of the rules of the Code, for maintenance of our status as a RIC under the Code. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the nine months ended December 31, 2013, we were at times below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. As of December 31, 2013, we satisfied the 50% threshold with our asset composition, but as a precaution to ensure compliance, we also purchased short-term qualified securities, which were funded through a short-term loan agreement. Subsequent to the December 31, 2013, measurement date, the short-term qualified securities matured and we repaid the short-term loan. See “—Recent Developments—Short-Term Loan” for more information regarding this transaction. Subsequent to December 31, 2013, we have continuously remained in compliance with the 50% threshold, even with the maturity of the short-term qualified securities; however, we continue to remain close to the 50% threshold.

Until the composition of our assets satisfies the required 50% threshold by a significant margin, we will continue to seek to employ similar purchases of qualified securities using short-term loans that would ensure us to satisfy the 50% threshold. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all.

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “senior securities.” As of December 31, 2013, our asset coverage ratio was 336%. The ratio is impacted, in part, by our need to obtain a short-term loan at quarter end to satisfy the 50% threshold for our RIC status. Between the quarter end measurement dates, when we do not have a short-term loan outstanding, our leverage and asset coverage ratio improve. However, until the composition of our assets is above the required 50% threshold on a consistent basis by a significant margin, we will have to continue to obtain short-term loans on a quarterly basis. This strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act. Our common stock offering in October 2012, was undertaken, in part, to provide us additional equity capital to help ensure continued compliance with the 200% asset coverage ratio.

Investment Highlights

During the three months ended December 31, 2013, we disbursed $42.3 million in new debt and equity investments and extended $1.9 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through December 31, 2013, we have made 210 investments in 105 companies for a total of approximately $896.9 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the nine months ended December 31, 2013, the following significant transactions occurred:

•	In April 2013, we invested $17.7 million in Jackrabbit, Inc. (“Jackrabbit”) through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

•	In May 2013, we invested $8.8 million in Funko, LLC (“Funko”) through a combination of debt and equity. Funko, headquartered in Lynnwood, Washington, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with one of our affiliated funds, Gladstone Capital Corporation (“Gladstone Capital”), pursuant to an exemptive order granted by the SEC in July 2012.

•	In June 2013, we invested $9.0 million in Star Seed, Inc. (“Star Seed”) through a combination of debt and equity. Based in Osborne, Kansas, Star Seed provides its customers with a variety of specialty seeds and related products.

•	In August 2013, we invested $20.0 million in Schylling, Inc. (“Schylling”) through a combination of debt and equity. Schylling, headquartered in Rowley, Massachusetts, is a premier provider of high quality specialty toys.

•	In August 2013, Venyu was sold. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of approximately $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investment of $19 million in principal repayment and $1.9 million in fee income.

•	In October 2013, we invested $16.3 million in Alloy Die Casting Co. (“ADC”) through a combination of debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc castings for aerospace, defense, aftermarket automotive and industrial applications. Gladstone Capital also participated as a co-investor by providing $7.0 million of debt and equity financing at the same price and terms as our investment.

•	In October 2013, we received full repayment of our debt investments in Channel Technologies Group, LLC (“Channel”) in the aggregate amount of $16.2 million. We also received prepayment and success fee income in the amount of $0.8 million. Simultaneously, we invested $1.3 million in additional preferred and common equity securities in Channel.

•	In October 2013, ASH, which was on non-accrual, was sold to certain members of its existing management team. As a result of the sale, we received $12 in net cash proceeds, recognized a realized loss of $11.4 million and have retained a $5.0 million accruing revolving credit facility in ASH.

•	In November 2013, Packerland was sold to other existing owners at Packerland. As a result of the sale, we received $0.7 million in net cash proceeds and recognized a realized loss of $1.8 million.

•	In December 2013, we received full repayment of our remaining debt investments in Cavert II Holding Corp. (“Cavert”) in the aggregate amount of $6.1 million. We also received prepayment and success fee income in the amount of $0.2 million. As of December 31, 2013, we have an equity investment of preferred stock in Cavert with a cost basis of $1.8 million and fair value of $3.0 million.

•	In December 2013, Quench Holdings Corp. (“Quench”) was recapitalized, resulting in all preferred stock holders, including our preferred stock investment of $3.0 million, being converted into common stock.

•	In December 2013, we invested $12.9 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Capital also participated as a co-investor by providing $5.5 million of debt and equity financing at the same price and terms as our investment.

•	In December 2013, we invested $13.0 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of debt and equity. Meridian, headquartered in San Diego, California, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Capital also participated as a co-investor by providing $5.6 million of debt and equity financing at the same price and terms as our investment.

Recent Developments

Credit Facility Extension and Expansion

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the Credit Facility from $60.0 million to $70.0 million and to extend the revolving period, which was extended to April 30, 2016 and, if not renewed or extended by April 30, 2016, all principal and interest will be due and payable on or before April 30, 2017 (one year after the revolving period end date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, and the Credit Facility includes an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

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

For the December 31, 2013 measurement date, we purchased $10.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 27, 2013. The T-Bills were purchased on margin using $1.5 million in cash and the proceeds from an $8.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.35%. On January 2, 2014, when the T-Bills matured, we repaid the $8.5 million loan from Jefferies and received the $1.5 million margin payment sent to Jefferies to complete the transaction.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2013, to the Three Months Ended December 31, 2012

	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$7,593	$6,482	$1,111	17.1%
Other income	1,103	702	401	57.1

Total investment income	8,696	7,184	1,512	21.0

EXPENSES
Base management fee	1,515	1,440	75	5.2
Incentive fee	1,100	589	511	86.8
Administration fee	239	191	48	25.1
Interest and dividend expense	1,108	1,001	107	10.7
Amortization of deferred financing costs	262	194	68	35.1
Other	852	306	546	178.4

Expenses before credits from Adviser	5,076	3,721	1,355	36.4
Credits to fees	(782)	(489)	(293)	59.9

Total expenses net of credits to fees	4,294	3,232	1,062	32.9

NET INVESTMENT INCOME	4,402	3,952	450	11.4

REALIZED AND UNREALIZED (LOSS) GAIN:
Net realized (loss) gain on investments	(13,115)	96	(13,211)	NM
Net realized loss on investments	(29)	—	(29)	NM
Net unrealized (depreciation) appreciation of investments	(2,310)	46	(2,356)	NM
Net unrealized depreciation of other	366	605	(239)	(39.5)

Net realized and unrealized (loss) gain on investments and other	(15,088)	747	(15,835)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(10,686)	$4,699	$(15,385)	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.15	$0.02	13.3%

Net (decrease) increase in net assets resulting from operations	$(0.40)	$0.18	$(0.58)	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 21.0% for the three months ended December 31, 2013, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the three months ended December 31, 2013, as a result of an increase in the size of our loan portfolio, as well as an increase in other income, which primarily consisted of success fee income resulting from the prepayment of debt investments in Channel and Cavert during the three months ended December 31, 2013.

Interest income from our investments in debt securities increased 17.1% for the three months ended December 31, 2013, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2013, was approximately $237.5 million, compared to approximately $202.7 million for the prior year period. This increase was primarily due to approximately $97.7 million in new investments originated after December 31, 2012, including Jackrabbit, Funko, Star Seed, Schylling, ADC, Behrens, and Meridian, as well as the recapitalization of Galaxy Tool Holding Corp (“Galaxy”), partially offset with the exit of Venyu and the repayments of debt investments of Cavert and Channel. As of December 31, 2013, our loans to Tread Corp. (“Tread”) were on non-accrual, with an aggregate weighted average principal balance of $14.1 million during the three months ended December 31, 2013. ASH, which was on non-accrual as of September 30, 2013, was sold to certain members of its existing management team. As a result of the sale, we retained a $5.0 million accruing revolving credit facility in ASH, which is no longer on non-accrual as of December 31, 2013. As of December 31, 2012, loans of two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate weighted average principal balance of $23.1 million during the three months ended December 31, 2012. The weighted average yield on our interest-bearing investments for both the three months ended December 31, 2013 and 2012, excluding cash and cash equivalents and receipts recorded as other income, was 12.7%.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of December 31, 2013		Three months ended December 31, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,719	9.5%	$426	4.9%
SOG Specialty Knives and Tools, LLC	27,271	9.4	670	7.7
Galaxy Tool Holding Corp.	19,743	6.8	535	6.2
Alloy Die Casting Corp. (A)	16,320	5.6	421	4.8
Schylling Investments, LLC	16,160	5.6	532	6.1

Subtotal—five largest investments	107,213	36.9	2,584	29.7
Other portfolio companies	183,514	63.1	6,112	70.3

Total investment portfolio	$290,727	100.0%	$8,696	100.0%

	As of December 31, 2012		Three months ended December 31, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$30,365	11.1%	$670	9.3%
Acme Cryogenics, Inc.	27,887	10.2	1,104	15.4
Venyu Solutions, Inc.	23,976	8.8	631	8.8
Ginsey Holdings, Inc. (A)	23,235	8.5	450	6.3
SBS, Industries, LLC	18,528	6.8	406	5.6

Subtotal—five largest investments	123,991	45.4	3,261	45.4
Other portfolio companies	149,269	54.6	3,923	54.6

Total investment portfolio	$273,260	100.0%	$7,184	100.0%

(A)	New investment during the applicable period.

Other income increased 57.1% from the prior year period, primarily due to $0.2 million and $0.8 million in success fee income resulting from debt investment repayments received from Cavert and Channel, respectively, during the three months ended December 31, 2013. During the three months ended December 31, 2012, other income primarily consisted of $0.7 million in cash dividends received on preferred shares of Acme Cryogenics, Inc (“Acme”).

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 36.4% for the three months ended December 31, 2013, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee, interest expense, and other expenses as compared to the prior year period.

The base management fee increased for the three months ended December 31, 2013, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, an incentive fee of $1.1 million was earned by the Adviser during the three months ended December 31, 2013, compared to $0.6 million for the prior year period. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements, and are summarized in the following table:

	Three Months Ended December 31,
	2013	2012
Average gross assets subject to base management fee(A)	$303,000	$288,000
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,515	1,440
Credit for fees received by Adviser from the portfolio companies(B)	(782)	(489)

Net base management fee	$733	$951

Incentive fee(B)	$1,100	$589

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 10.7% for the three months ended December 31, 2013, as compared to the prior year period, primarily due to increased commitment (unused) fees related to the expansion of our Credit Facility from $60.0 million to $105.0 and increased average borrowings under the Credit Facility. The average balance outstanding on our Credit Facility during the three months ended December 31, 2013, was $19.5 million, as compared to $11.9 million in the prior year period.

Other expenses increased 178.4% for the three months ended December 31, 2013, as compared to prior year period, primarily due to an increase in the excise tax expense for the calendar year December 31, 2013. The excise tax expense for the calendar year ended December 31, 2013 and 2012 was $0.3 million and $31, respectively. The increase in the excise tax was a result of both an increased amount of undistributed ordinary income for the calendar year 2013 when compared to the calendar year 2012, as well as an excise tax on undistributed realized capital gains during the calendar year 2013.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

During the three months ended December 31, 2013, we recorded a net realized loss of $13.1 million related to the ASH and Packerland exits. During the three months ended December 31, 2012, recorded a realized gain of $0.1 million relating to post-closing adjustments on previous investment exits.

Unrealized Depreciation

During the three months ended December 31, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $2.3 million, which included the reversal of $13.2 million in aggregate unrealized depreciation, primarily related to the sales of ASH and Packerland. Excluding reversals, we had $15.5 million in net unrealized depreciation for the three months ended December 31, 2013.

The realized (losses) gains and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2013, were as follows:

	Three months ended December 31, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Auto Safety House, LLC (A)	$(11,402)	$4,938	$11,410	$4,946
SOG Specialty K&T, LLC	—	3,140	—	3,140
Quench Holdings Corp.	—	2,864	—	2,864
Mitchell Rubber Products, Inc.	—	951	—	951
Packerland Whey Products, Inc. (B)	(1,754)	—	2,500	746
Cavert II Holding Corp	—	58	(175)	(117)
Drew Foam Companies, Inc.	—	(480)	—	(480)
B-Dry, LLC	—	(502)	—	(502)
Channel Technologies Group, LLC	—	(232)	(583)	(815)
SBS, Industries, LLC	—	(1,606)	—	(1,606)
Country Club Enterprises, LLC	—	(1,777)	—	(1,777)
Mathey Investments, Inc.	—	(1,806)	—	(1,806)
Star Seed, Inc.	—	(1,862)	—	(1,862)
Precision Southeast, Inc.	—	(2,168)	—	(2,168)
Ginsey Holdings, Inc.	—	(2,229)	—	(2,229)
Jackrabbit, Inc.	—	(3,245)	—	(3,245)
Noble Logistics, Inc	—	(3,448)	—	(3,448)
Schylling Investments, LLC	—	(3,840)	—	(3,840)
Galaxy Tool Holding Corp.	—	(4,413)	—	(4,413)
Other, net (<$250 Net)	41	195	—	236

Total	$(13,115)	$(15,462)	$13,152	$(15,425)

(A)	ASH equity investment was sold in October 2013.
(B)	Packerland investment was sold in November 2013.

Excluding reversals, the primary changes in our net unrealized depreciation of $15.5 million for the three months ended December 31, 2013, were due to decreased equity valuations in several of our portfolio companies, primarily due to a decrease in certain comparable multiples used to estimate the fair value of our investments and a decrease in portfolio company performance.

During the three months ended December 31, 2012, we recorded net unrealized appreciation on investments in the aggregate amount of $46. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2012 was as follows:

	Three months ended December 31, 2012
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corp.	$—	$4,635	$—	$4,635
Mathey Investments, Inc.	—	2,767	—	2,767
Drew Foam Companies, Inc.	—	1,923	—	1,923
Country Club Enterprises, LLC	—	1,736	—	1,736
Acme Cryogenics, Inc.	—	1,673	—	1,673
Venyu Solutions, Inc.	—	1,313	—	1,313
Precision Southeast, Inc.	—	1,103	—	1,103
Ginsey Holdings, Inc.	—	783	—	783
SOG Specialty K&T, LLC	—	634	—	634
SBS, Industries, LLC	—	301	—	301
Packerland Whey Products, Inc.	—	(505)	—	(505)
Noble Logistics, Inc.	—	(766)	—	(766)
B-Dry, LLC	—	(1,263)	—	(1,263)
Mitchell Rubber Products, Inc.	—	(1,390)	—	(1,390)
Danco Acquisition Corp.	—	(1,485)	—	(1,485)
Quench Holdings Corp.	—	(1,633)	—	(1,633)
Tread Corp.	—	(9,750)	—	(9,750)
Other, net (<$250 Net)	96	(30)	—	66

Total	$96	$46	$—	$142

The primary changes in our net unrealized appreciation for the three months ended December 31, 2012, were due to increased equity valuations in several of our portfolio companies, primarily due to increased portfolio company performance, partially offset by decreases in certain comparable multiples used to estimate the fair value of our investments, as well as notable depreciation of our debt investments in Tread, primarily due to decreased portfolio company performance. We placed our debt investments in Tread on non-accrual during the three months ended December 31, 2012.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $9.2 million of net unrealized appreciation on our debt positions and $11.5 million of net unrealized depreciation on our equity holdings for the three months ended December 31, 2013. As of December 31, 2013, the fair value of our investment portfolio was less than our cost basis by approximately $69.3 million, as compared to $67.2 million at September 30, 2013, representing net unrealized depreciation of $2.3 million for the three months ended December 31, 2013. We believe that our aggregate investment portfolio was valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 80.7% of cost as of December 31, 2013. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Unrealized Appreciation on Other

The net unrealized depreciation on our Credit Facility for the three months ended December 31, 2013 and 2012, was $0.4 million and $0.6 million, respectively. The Credit Facility was fair valued at $36.2 million and $31.9 million as of December 31 and March 31, 2013, respectively.

Comparison of the Nine Months Ended December 31, 2013, to the Nine Months Ended December 31, 2012

	Nine Months Ended December 31,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$22,481	$18,453	$4,028	21.8%
Other income	4,972	1,609	3,363	209.0

Total investment income	27,453	20,062	7,391	36.8

EXPENSES
Base management fee	4,625	3,939	686	17.4
Incentive fee	2,822	1,130	1,692	149.7
Administration fee	638	564	74	13.1
Interest and dividend expense	3,607	3,002	605	20.2
Amortization of deferred financing fees	761	597	164	27.5
Other	1,964	1,378	586	42.5

Expenses before credits from Adviser	14,417	10,610	3,807	35.9
Credits to fees	(1,627)	(1,189)	(438)	36.8

Total expenses net of credits to fee	12,790	9,421	3,369	35.8

NET INVESTMENT INCOME	14,663	10,641	4,022	37.8

REALIZED AND UNREALIZED LOSS ON:
Net realized gain on sale of investments	11,689	848	10,841	1,278.4
Net realized loss on other	(29)	(41)	12	(29.3)
Net unrealized depreciation on investments	(29,400)	(9,555)	(19,845)	207.7
Net unrealized depreciation (appreciation) on other	811	(563)	1,374	NM

Net loss on investments and other	(16,929)	(9,311)	(7,618)	81.8

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,266)	$1,330	$(3,596)	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.55	$0.45	$0.10	22.2%

Net increase (decrease) in net assets resulting from operations	$(0.09)	$0.06	$(0.14)	NM

NM = Not Meaningful

Total investment income increased by 36.8% for the nine months ended December 31, 2013, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the nine months ended December 31, 2013, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments during the nine months ended December 31, 2013, as well as an increase in other income, which primarily consisted of success fee and dividend income resulting from our exit from Venyu, as well as the success fee income from the debt investment repayments of Cavert and Channel during the nine months ended December 31, 2013.

Interest income from our investments in debt securities increased 21.8% for the nine months ended December 31, 2013, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2013, was approximately $236.7 million, compared to approximately $194.9 million for the prior year period. This increase was primarily due to approximately $97.7 million in new investments originated after December 31, 2012, including Jackrabbit, Funko, Star Seed, Schylling, ADC, Behrens, and Meridian, as well as the recapitalization of Galaxy, partially offset with the exit of Venyu and the repayment of debt investments of Cavert and Channel. As of December 31, 2013, our loans to Tread were on non-accrual. ASH, which was on non-accrual as of September 30, 2013, was sold to certain members of its existing management team. As a result of the sale, we retained a $5.0 million accruing revolving credit facility in ASH, which is no longer on non-accrual as of December 31, 2013. The non-accrual aggregate weighted average principal balance was $22.4 million during the nine months ended December 2013. As of December 31, 2012, loans to two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate weighted average $19.1 million during the nine months ended December 31, 2013 and 2012, respectively. The weighted average yield on our interest-bearing investments for both the nine months ended December 31, 2013 and 2012, excluding cash and cash equivalents and receipts recorded as other income, was 12.6%

The following table lists the investment income from investments for our five largest portfolio company investments based on fair value during the respective periods:

	As of December 31, 2013		Nine Months Ended December 31, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,719	9.5%	$1,274	4.6%
SOG Specialty Knives and Tools, LLC	27,271	9.4	2,002	7.3
Galaxy Tool Holding Corp.	19,743	6.8	1,601	5.8
Alloy Die Casting Corp. (A)	16,320	5.6	421	1.5
Schylling Investments, LLC (A)	16,160	5.6	844	3.1

Subtotal—five largest investments	107,213	36.9	6,142	22.3
Other portfolio companies	183,514	63.1	21,311	77.7

Total investment portfolio	$290,727	100.0%	$27,453	100.0%

	As of December 31, 2012		Nine Months Ended December 31, 2012
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$30,365	11.1%	$2,002	10.0%
Acme Cryogenics, Inc.	27,887	10.2	1,951	9.7
Venyu Solutions, Inc.	23,976	8.8	1,885	9.4
Ginsey Holdings, Inc.(A)	23,235	8.5	891	4.4
SBS, Industries, LLC	18,528	6.8	1,214	6.1

Subtotal—five largest investments	123,991	45.4	7,943	39.6
Other portfolio companies	149,269	54.6	12,119	60.4

Total investment portfolio	$273,260	100.0%	$20,062	100.0%

(A)	New investment during the applicable period.

Other income increased 209.0% from the prior year period, primarily due to $3.3 million in success fee and dividend income received in connection with the exit of Venyu and $0.8 million and $0.2 million in success fee income resulting from prepayments received from Channel and Cavert, respectively, during the nine months ended December 31, 2013. During the nine months ended December 31, 2012, other income primarily consisted of $0.7 million in cash dividends received on preferred shares of Acme. In addition, other income included Mathey Investments, Inc.’s (“Mathey’s”) and Cavert’s elections to each prepay $0.4 million of success fees.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 35.9% for the nine months ended December 31, 2013, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee, interest expense, and other expenses as compared to the prior year period.

The base management fee increased for the nine months ended December 31, 2013, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, an incentive fee of $2.8 million was earned by the Adviser during the nine months ended December 31, 2013, compared to $1.1 million for the prior year period. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2013	2012
Average gross assets subject to base management fee(A)	$308,333	$262,600
Multiplied by prorated annual base management fee of 2%	1.5%	1.5%

Base management fee(B)	4,625	3,939
Credit for fees received by Adviser from the portfolio companies(B)	(1,627)	(1,189)

Net base management fee	$2,998	$2,750

Incentive fee(B)	$2,822	$1,130

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 20.2% for the nine months ended December 31, 2013, as compared to the prior year period, primarily due to increased commitment (unused) fees related to the expansion of our Credit Facility from $60.0 million to $105.0 and increased average borrowings under the Credit Facility. The average balance outstanding on our Credit Facility during the nine months ended December 31, 2013, was $31.1 million, as compared to $17.3 million in the prior year period.

Other expenses increased 42.5% for the nine months ended December 31, 2013, as compared to prior year period, primarily due to an increase in the excise tax and dead deal expenses. The excise tax expense for the calendar year ended December 31, 2013 and 2012 was $0.3 million and $31, respectively. The increase in the excise tax was a result of both an increased amount of undistributed ordinary income for the calendar year 2013 when compared to the calendar year 2012, as well as an excise tax on undistributed realized capital gains during the calendar year 2013.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

During the nine months ended December 31, 2013, we recorded a net realized gain of $11.7 million related to the $24.8 million gain on the Venyu sale, partially offset by the realized losses of $11.4 million and $1.7 million related to the equity sales of ASH and Packerland, respectively. During the nine months ended December 31, 2012, we recorded a realized gain of $0.8 million relating to post-closing adjustments on the previous investment exit of A. Stucki Holding Corp. (“A. Stucki”).

Unrealized Depreciation

During the nine months ended December 31, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $29.4 million, which included the reversal of a net $4.2 million in net unrealized appreciation, related to the sale of Venyu, ASH, and Packerland, and debt repayments of Cavert and Channel. Excluding reversals, we had $25.2 million in net unrealized depreciation for the nine months ended December 31, 2013.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2013, were as follows:

	Nine months ended December 31, 2013
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,804	$(1,596)	$(17,374)	$5,834
Auto Safety House, LLC (B)	(11,402)	4,938	11,410	4,946
Quench Holdings Corp.	—	2,824	—	2,824
Channel Technologies Group, LLC	—	2,921	(583)	2,338
Frontier Packaging, Inc.	—	1,734	—	1,734
Funko, LLC	—	1,043	—	1,043
Packerland Whey Products, Inc. (C)	(1,754)	(369)	2,500	377
Cavert II Holding Corp	—	145	(175)	(30)
Mitchell Rubber Products, Inc.	—	(602)	—	(602)
Star Seed, Inc.	—	(936)	—	(936)
Tread Corp.	—	(1,110)	—	(1,110)
Galaxy Tool Holding Corp.	—	(1,133)	—	(1,133)
Mathey Investments, Inc.	—	(1,697)	—	(1,697)
SOG Specialty K&T, LLC	—	(2,551)	—	(2,551)
Drew Foam Company, Inc.	—	(2,645)	—	(2,645)
Precision Southeast, Inc.	—	(3,227)	—	(3,227)
Noble Logistics, Inc.	—	(3,832)	—	(3,832)
Schylling Investments, LLC	—	(3,840)	—	(3,840)
B-Dry, LLC	—	(4,013)	—	(4,013)
SBS, Industries, LLC	—	(4,414)	—	(4,414)
Ginsey Home Solutions, Inc.	—	(6,731)	—	(6,731)
Other, net (<$250 Net)	41	(87)	—	(46)

Total	$11,689	$(25,178)	$(4,222)	$(17,711)

(A)	Venyu was sold in August 2013.
(B)	ASH equity investment was sold in October 2013.
(C)	Packerland equity investment was sold in November 2013.

The primary changes in our net unrealized depreciation for the nine months ended December 31, 2013, were due to decreased equity valuations in several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments.

During the nine months ended December 31, 2012, we recorded net unrealized depreciation on investments in the aggregate amount of $9.6 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2012 were as follows:

	Nine Months Ended December 31, 2012
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corp.	$—	$9,231	$—	$9,231
Country Club Enterprises, LLC	—	8,662	—	8,662
Mathey Investments, Inc.	—	3,774	—	3,774
Precision Southeast, Inc.	—	2,011	—	2,011
Drew Foam Companies, Inc.	—	1,923	—	1,923
SBS, Industries, LLC	—	1,524	—	1,524
A. Stucki Holding Corp.	860	—	—	860
Ginsey Holdings, Inc.	—	783	—	783
Venyu Solutions, Inc.	—	646	—	646
SOG Specialty K&T, LLC	—	269	—	269
Acme Cryogenics, Inc.	—	(414)	—	(414)
ASH Holdings Corp.	—	(695)	—	(695)
Channel Technologies Group, LLC	—	(1,231)	—	(1,231)
Quench Holdings Corp.	—	(1,667)	—	(1,667)
B-Dry, LLC	—	(1,937)	—	(1,937)
Packerland Whey Products, Inc.	—	(1,996)	—	(1,996)
Mitchell Rubber Products, Inc.	—	(2,491)	—	(2,491)
Noble Logistics, Inc.	—	(5,653)	—	(5,653)
Danco Acquisition Corp.	—	(7,023)	—	(7,023)
Tread Corp.	—	(15,491)	—	(15,491)
Other, net (<$250 Net)	(12)	220	—	208

Total	$848	$(9,555)	$—	$(8,707)

The primary changes in our net unrealized depreciation for the nine months ended December 31, 2012, were due to notable depreciation of our debt investments in Danco Acquisition Corp. (“Danco”) and in our debt and equity investments in Tread and Noble Logistics, Inc. (“Noble”), primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. This depreciation was partially offset by increased appreciation in Galaxy, Country Club Enterprises, LLC (“CCE”) and Mathey, primarily due to increased portfolio company performance.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $4.7 million of net unrealized appreciation on our debt positions and $34.1 million of net unrealized depreciation on our equity holdings for the nine months ended December 31, 2013. As of December 31, 2013, the fair value of our investment portfolio was less than our cost basis by approximately $69.3 million, as compared to $39.9 million at March 31, 2013, representing net unrealized depreciation of $29.4 million for the nine months ended December 31, 2013. We believe that our aggregate investment portfolio was valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 80.7% of cost as of December 31, 2013. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized (Loss) Gain on Other

Realized Loss on Interest Rate Cap

For the nine months ended December 31, 2013 and 2012, we recorded a net realized loss of $29 and $41, respectively, due to the expiration of interest rate cap agreements.

Net Unrealized Depreciation (Appreciation) on Borrowings

For the nine months ended December 31, 2013 and 2012, we recorded $0.8 million and $(0.6) million, respectively, of net unrealized depreciation (appreciation).

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2013, was approximately $11.3 million, as compared to $53.4 million during the nine months ended December 31, 2012. This decrease in cash used in operating activities was primarily due to an increase in principal repayments and sales proceeds of $53.5 million over the prior year period, largely due to our exit of Venyu in August 2013. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our Term Preferred Stock, management fees to our Adviser, and other entity-level expenses.

As of December 31, 2013, we had equity investments in or loans to 26 private companies with an aggregate cost basis of approximately $360.1 million. As of December 31, 2012, we had equity investments in or loans to 21 private companies with an aggregate cost basis of approximately $323.6 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013	2012
Beginning investment portfolio, at fair value	$286,482	$225,652
New investments	96,848	68,004
Disbursements to existing portfolio companies	3,286	12,635
Increase in investment balance due to PIK	58	—
Scheduled principal repayments	(110)	(362)
Unscheduled principal repayments	(46,524)	(20,751)
Proceeds from sales	(31,602)	(3,187)
Net realized gain	11,689	848
Net unrealized depreciation	(25,178)	(9,555)
Reversal of net unrealized appreciation	(4,222)	—
Other cash activity, net	—	(24)

Ending investment portfolio, at fair value	$290,727	$273,260

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2013:

		Amount
For the remaining three months ending March 31:	2014	$8,602
For the fiscal year ending March 31:	2015	57,106
	2016	21,788
	2017	43,314
	2018	51,983
	Thereafter	79,018

	Total contractual repayments	$261,811
	Investments in equity securities	98,255

	Total cost basis of investments held as of December 31, 2013:	$360,066

Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2013, was approximately $59.5 million and consisted primarily of net repayments of our short-term borrowings of $49.5 million and distributions to common stockholders of $14.0 million, partially offset by $5.2 million in net borrowings from our Credit Facility. Net cash provided by financing activities for the nine months ended December 31, 2012 was approximately $18.2 million and consisted primarily of $31.1 million in net proceeds from our common stock offering.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.05 per common share for the six months from April 2013 through September 2013. In October 2013, our Board of Directors declared a monthly distribution of $0.06 per common share for each of October, November and December 2013. Distributions for the quarter ending December 31, 2013 represent a 20% increase from the distributions declared by our Board of Directors for the quarter ended September 30, 2013.

Subsequent to September 30, 2013, our Board of Directors additionally declared a one-time special distribution of $0.05 per common share for November 2013. In January 2014, our Board of Directors also declared a monthly distribution of $0.06 per common share for each of January, February and March 2014. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year.

For the fiscal year ended March 31, 2013, which includes the three months ended December 31, 2012, our distributions to common stockholders totaled approximately $13.6 million. Distributions to common stockholders declared for the fiscal year ended March 31, 2013, were comprised 100% from ordinary income and none from a return of capital. At year-end, we elected to treat $3.1 million of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. The characterization of the common distributions declared and paid for the fiscal year ending March 31, 2014 will be determined at year end and cannot be determined at this time. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the nine months from April 2013 through December 2013. In January 2014, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of January, February and March 2014. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On February 3, 2014, the closing market price of our common stock was $7.88 per share, representing a 7.2% discount to our NAV of $8.49 as of December 31, 2013. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our Annual Meeting of Stockholders held on August 8, 2013, our stockholders ratified a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

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

Revolving Credit Facility

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60.0 million to $70.0 million and to extend the revolving period, which was extended to April 30, 2016 and, if not renewed or extended by April 30, 2016, all principal and interest will be due and payable on or before April 30, 2017 (one year after the revolving period end date). In addition, there are two one-year extension options to be agreed upon by all parties, which may be exercised on or before April 30, 2014 and 2015, respectively. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200.0 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, and the Credit Facility includes an unused fee of 0.50% on undrawn amounts. We incurred fees of approximately $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70.0 million to $105.0 million by entering into Joinder Agreements pursuant to the Credit Agreement by and among Business Investment, the Administrative Agent, the Adviser and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility generally also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2014, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170.0 million as of December 31, 2013, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2013, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $264.7 million, an asset coverage of 336% and an active status as a BDC and RIC. As of February 3, 2014, we were in compliance with all covenants.

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

Short-Term Loan

Similar to previous quarter ends, to maintain our status as a RIC, we purchased $10.0 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 27, 2013. The T-Bills were purchased on margin using $1.5 million in cash and the proceeds from a $8.5 million short-term loan from Jefferies with an effective annual interest rate of approximately 1.35%. On January 2, 2014, when the T-Bills matured, we repaid the $10.0 million loan from Jefferies and received the $1.5 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of December 31, 2013 and 2012 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $3.8 million of obligations of ASH and CCE. As of December 31, 2013, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of December 31, 2013, at cost:

	Payments Due by Period
		Less than			More than
Contractual Obligations(A)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Short-term loan(B)	$8,501	$8,501	$—	$—	$—
Credit Facility	36,200	—	36,200	—	—
Term Preferred Stock	40,000	—	—	40,000	—
Other secured borrowings	5,000	—	—	5,000	—
Interest payments on obligations(C)	14,605	4,991	8,796	818	—

Total	$104,306	$13,492	$44,996	$45,818	$—

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $6.9 million.
(B)	Repaid January 2, 2014.
(C)	Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which can enhance the yield on our debt investments. Unlike PIK income, we do not recognize the fee into income until it is received in cash. As a result, as of December 31, 2013, we have an off-balance sheet success fee receivable of $16.2 million, or approximately $0.61 per common share. There is no guarantee that we will be able to collect any or all of our success fee receivables due to their contingent nature. It is also impossible to predict the timing of such collections.

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

As of December 31 and March 31, 2013, all of our investments were valued using Level 3 inputs. See Note 3–Investments in our accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

The Policy applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists. However, because our investment portfolio for the past several years has not included publicly-traded securities or securities for which a limited market exists, the following is just a summary of the Policy as it relates to securities for which no market exists.

Valuation Methods:

Publicly traded securities: The Adviser determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Adviser will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of December 31 and March 31, 2013, we did not have any investments in publicly traded securities.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to the Adviser by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Adviser may also submit PIK interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, the Adviser has engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE will only evaluate the debt portion of our investments for which the Adviser specifically requests evaluation, and may decline to make requested evaluations for any reason, at its sole discretion. Quarterly, the Adviser collects data with respect to the investments (which includes portfolio company financial and operational performance and the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder). This portfolio company data is then forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that the Adviser has assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities are submitted to our Board of Directors along with the Adviser’s supplemental assessment and recommendation regarding valuation of each of these investments. The Adviser generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when the Adviser may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, the Adviser’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether the Adviser has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, the Adviser makes its own determination about the value of these investments in accordance with our Policy using the methods described herein.

(B)	Portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Adviser first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

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

(C)	Portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities: The Adviser values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Adviser has defined our “unit of account” at the investment level (either debt or equity) and as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Adviser estimates the fair value of the debt component using estimates of value provided by SPSE and the its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Adviser estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Adviser may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Adviser generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.

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

Other Valuation Considerations

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

The above scale gives an indication of the probability of default and the magnitude of the expected loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of December 31, 2013, Tread was the only portfolio investment on non-accrual with an aggregate fair value of $0. As of March 31, 2013, two investments, ASH and Tread, were on non-accrual with an aggregate fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of December 31 and March 31, 2013, representing approximately 100.0%, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of December 31, 2013	As of March 31, 2013
Highest	9.1	7.4
Average	5.7	5.2
Weighted Average	5.6	5.3
Lowest	2.6	1.3

As of December 31 and March 31, 2013, we did not have any non-proprietary loans in our investment portfolio.

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. However, we did incur an excise tax of $0.3 million and $31 for the calendar years ended December 31, 2013 and 2012, respectively. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years must be used prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation. Our total capital loss carryforward balance was $8.7 million as of March 31, 2013, and, as a result of the net $11.7 million capital gain related to the Venyu, ASH and Packerland exits during the nine months ended December 31, 2013, we expect that all losses incurred in pre-enactment taxable years will be fully utilized during the fiscal year ending March 31, 2014.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2013, our loans to Tread were on non-accrual, with an aggregate debt cost basis of $12.1 million, or 4.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2013, ASH and Tread were on non-accrual, with an aggregate debt cost basis of $24.9 million, or 10.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. During the three and nine months ended December 31, 2013, we recorded PIK income of $29 and $68, respectively. We did not hold any loans in our portfolio that contained a PIK provision as of December 31, 2012 and no PIK income was recorded during the three and nine months ended December 31, 2012.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $1.1 million and $3.4 million of success fees during the three and nine months ended December 31, 2013, respectively. During the three months ended December 31, 2013, we received $0.8 million and $0.2 million in success fees related to the debt repayments of Channel and Cavert, respectively. During the three and nine months ended December, 30, 2012, we recorded $0 and $0.8 million of success fees, respectively, representing prepayments received from Mathey and Cavert.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. No dividend income was recorded during the three months ended December 31, 2013. For the nine months ended December 31, 2013, we recorded $1.4 million in dividend income related to the exit of Venyu. We recorded $0.7 and $0.8 million in dividend income during the three and nine months ended December 31, 2012, respectively, on accrued preferred shares of Acme and Drew Foam Company, Inc.

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

Our target is to have approximately 20% of the loans in our portfolio at fixed rates and approximately 80% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with either the current LIBOR or prime rate. As of December 31, 2013, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

83.1%	Variable rates with a floor
16.9	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2013 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on May 14, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the “Risk Factors” sections in our Post-Effective Amendment No. 2 to our registration statement on Form N-2 (No. 333-181879) as filed with the SEC on June 7, 2013 and our Quarterly Report on Form 10-Q as filed with the SEC on November 6, 2013.

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
David Watson
Chief Financial Officer and Treasurer

Dated: February 4, 2014

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.4	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.