Form 10-K
period 2014-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2014-05-13
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2013, based on the closing price on that date of $7.05 on the NASDAQ Global Select Market, was $165,326,144. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 26,475,958 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 13, 2014.

Documents Incorporated by Reference. Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH 31, 2014

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future performance or operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provide,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “may,” “should,” “continue,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David Dullum; 4) changes in our investment objectives and strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates,regulation or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in the “Risk Factors” section of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts are in thousands unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

Overview

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed an initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

Our shares of common stock and term preferred stock are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GAIN” and “GAINP,” respectively.

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment mix over time will consist of approximately 80% in debt securities and 20% in equity securities. However, as of March 31, 2014, our investment mix is 73% in debt securities and 27% in equity securities, at cost.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, have a yield enhancement such as a success fee or deferred interest provision and are primarily interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid in kind” (“PIK”).

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt.

Since our initial public offering in 2005, we have invested in over 107 different companies, while making over 106 consecutive monthly distributions to common stockholders.

We expect that our target portfolio will primarily include the following four categories of investments in private companies in the United States (“U.S.”):

•	Senior Debt Securities: We seek to invest a portion of our assets in senior debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses senior debt to cover a substantial portion of the funding needs of the business. The senior debt security usually takes the form of first priority liens on all, or the majority of, the assets of the business.

•	Senior Subordinated Debt Securities: We seek to invest a portion of our assets in senior subordinated debt securities, also known as senior subordinated loans and senior subordinated notes. These senior subordinated debts usually take the form of first priority liens on a portion of the assets of the business but may include second lien notes.

•	Junior Subordinated Debt Securities: We seek to invest a portion of our assets in junior subordinated debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These junior subordinated debts include second lien notes and unsecured loans. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees such as warrants to buy common and preferred stock or limited liability interests in connection with these junior subordinated debt securities.

•	Preferred and Common Equity/Equivalents: We seek to invest a portion of our assets in equity securities which consist of preferred and common equity or limited liability company interests, or warrants or options to acquire such securities, and are generally in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In many cases, we will own a significant portion of the equity which may include having voting control of the businesses in which we invest.

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

Investment Concentrations

As of March 31, 2014, our investment portfolio consisted of investments in 29 portfolio companies located in 14 states across 14 different industries with an aggregate fair value of $314.4 million, of which our investments in SOG Specialty K&T, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), and Galaxy Tool Holdings Corp. (“Galaxy”), our three largest portfolio investments at fair value, collectively comprised $70.9 million, or 22.6%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of March 31, 2014 and 2013:

	March 31, 2014				March 31, 2013
	Cost		Fair Value		Cost		Fair Value
Senior debt	$196,293	51,2%	$169,870	54.0%	$135,745	41.6%	$103,882	36.3%
Senior subordinated debt	82,348	21.5	70,827	22.5	103,547	31.7	86,811	30.3

Total debt	278,641	72.7	240,697	76.5	239,292	73.3	190,693	66.6

Preferred equity	98,099	25.6	62,901	20.0	81,710	25.0	82,157	28.7
Common equity/equivalents	6,797	1.7	10,795	3.5	5,419	1.7	13,632	4.7

Total equity/equivalents	104,896	27.3	73,696	23.5	87,129	26.7	95,789	33.4

Total Investments	$383,537	100.0%	$314,393	100.0%	$326,421	100.0%	$286,482	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Manufacturing	$54,845	17.4%	$32,698	11.4%
Chemicals, Plastics, and Rubber	52,753	16.8	59,170	20.7
Leisure, Amusement, Motion Pictures, Entertainment	39,867	12.7	29,822	10.4
Machinery (Non-agriculture, Non-construction, Non-electronic	25,917	8.2	32,662	11.4
Automobile	25,735	8.2	7,467	2.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	21,188	6.7	23,512	8.2
Farming and Agriculture	20,557	6.5	—	—
Aerospace and Defense	18,512	5.9	20,876	7.3
Containers, Packaging, and Glass	17,889	5.7	23,019	8.0
Beverage Food and Tobacco	13,050	4.2	369	0.1
Personal and Non-Durable Consumer Products (Manufacturing Only)	10,005	3.2	—	—
Buildings and Real Estate	7,575	2.4	6,020	2.2
Cargo Transport	6,500	2.1	6,897	2.4
Electronics	—	—	43,970	15.3

Total Investments	$314,393	100.0%	$286,482	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$117,781	37.5%	$81,400	28.4%
South	89,915	28.6	125,518	43.8
Northeast	67,862	21.6	58,319	20.4
Midwest	38,835	12.3	21,245	7.4

Total Investments	$314,393	100.0%	$286,482	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Our Investment Adviser and Administrator

Gladstone Management Corporation (the “Adviser”) is our affiliate, investment adviser, and a privately-held company led by a management team that has extensive experience in our lines of business. Another of our and the Adviser’s affiliates, a privately-held company, Gladstone Administration, LLC (the “Administrator”), employs, among others, our chief financial officer and treasurer, chief compliance officer, internal legal counsel and secretary and their respective staffs. Excluding our chief financial officer and treasurer, all of our executive officers serve as directors or executive officers, or both, of the following of our affiliates: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; Gladstone Land Corporation (“Gladstone Land”), a publicly-traded real estate company that invests in farmland and farm related property; the Adviser; and the Administrator. Our chief financial officer and treasurer is also the treasurer of Gladstone Capital. David Gladstone, our chairman and chief executive officer, also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation.

The Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to, Gladstone Commercial; Gladstone Capital; and Gladstone Land. In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

We have been externally managed by the Adviser pursuant to an investment advisory and management agreement and our Administrator has provided administration services to us under an administration agreement since June 22, 2005. The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., and the Advisor also has offices in several other states.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of David Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our vice chairman, chief operating officer and assistant secretary), and Mr. Dullum, to the prospective company. If this LOI is issued, then professionals from the Adviser and Gladstone Securities (the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our board of directors (our “Board of Directors”), a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•	Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales and cash flow to provide some assurance that they will be able to service their debt. We do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

•	Experienced Management. We require that the businesses in which we invest have experienced management teams or a hiring plan in place to install an experienced management team. We also require the businesses to have in place proper incentives to induce management to succeed and act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

•	Strong Competitive Position in an Industry. We seek to invest in businesses that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Liquidation Value of Assets. The projected liquidation value of the assets, if any, is an important factor in our investment analysis in collateralizing our debt securities.

Extensive Due Diligence

Our Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in depth business analysis, including, but not limited to, some or all of the following:

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

We also rely on the long-term relationships that the Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, attorneys, accountants and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of and providing debt and equity capital to small and medium-sized private businesses plays a significant role in our investment evaluation and assessment of risk.

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

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, other BDCs, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over many other providers of financing to small and medium-sized businesses.

Management Expertise

David Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of the Adviser and its affiliated companies, other than Gladstone Securities, (the “Gladstone Companies”) and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of the Adviser’s investment committee. David Dullum, our president and a director, has extensive experience in private equity investing in middle market companies. Terry Lee Brubaker, our vice chairman, chief operating officer and assistant secretary, has substantial experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its senior executive officers. These two individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and medium-sized companies and has worked together at the Gladstone Companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.

Increased Access to Investment Opportunities Developed Through Extensive Network of Contacts

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

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, the Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect the Adviser to use the same value and income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to manage downside exposure. The Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

•	focusing on companies with good market positions and cash flow;

•	investing in businesses with experienced and established management teams;

•	engaging in extensive due diligence from the perspective of a long-term investor;

•	investing at low price-to-cash flow multiples; and

•	adopting flexible transaction structures by drawing on the experience of the investment professionals of the Adviser and its affiliates.

Longer Investment Horizon

Unlike private equity and venture capital funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity and venture capital funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity and venture capital funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are a corporation of perpetual duration and are exchange-traded. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

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

Leverage

For the purpose of making investments and taking advantage of favorable interest rates, we may issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities representing indebtedness and senior securities that are stock, to which we refer collectively as “Senior Securities,” in amounts such that we maintain an asset coverage ratio, as defined in Section 18(h) of the 1940 Act, of at least 200% on each such Senior Security immediately after each issuance of such Senior Security. We may also incur such indebtedness to repurchase our common stock. As a result of incurring indebtedness generally, such as through our revolving line of credit or issuing senior securities representing indebtedness, such as our 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”), we are exposed to the risks of leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Our Board of Directors is authorized to provide for the issuance of Senior Securities with such preferences, powers, rights and privileges as it deems appropriate, subject to the requirements of the 1940 Act. See “—Regulation as a BDC—Asset Coverage” for a discussion of our leveraging constraints and “Risk Factors—Risks Related to Our External Financing” for further discussion of certain leveraging risks.

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

Relationship Management

The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	management;

•	boards of directors;

•	financial sponsors;

•	capital partners;

•	auditors; and

•	advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser provides other services to certain of our portfolio companies and it receives fees for these other services. 50% of certain of these fees and 100% of others historically have been credited against the base management fee that we would otherwise be required to pay to our Adviser. Effective October 1, 2013, 100% of all these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement for certain tasks completed by personnel of the Adviser.

In February 2011, Gladstone Securities started providing other services (such as investment banking and due diligence services) to certain of our portfolio companies. Any such fees paid by portfolio companies to Gladstone Securities do not impact the overall fees we pay to the Adviser or the overall fees credited against the base management fee.

Valuation Process

The following is a general description of the valuation steps that professionals from the Adviser and Administrator (the “Valuation Team”) take each quarter to determine the value of our investment portfolio. The Valuation Team values our investments in accordance with the requirements of the 1940 Act. We value securities for which market quotations are readily available at their market value. We value all other securities and assets at fair value as determined in good faith by our Board of Directors. In determining the value of our investments, the Valuation Team has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors and each quarter the Board of Directors reviews whether the Valuation Team have applied the Policy consistently and votes whether or not to accept the recommended valuation of our investment portfolio. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed. Investments for which market quotations are readily available are recorded in our financial statements at such market quotations. With respect to any investments for which market quotations are not readily available, we perform the following valuation process each quarter:

•	Quarterly, each portfolio company or investment is initially assessed by the Valuation Team’s investment professionals responsible for the investment, using the Policy;

•	Preliminary valuation conclusions are then discussed with our management, and documented, along with any independent opinions of value provided by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”), for review by our Board of Directors;

•	Next, our Board of Directors reviews this documentation and discusses the information provided by the Valuation Team, and the opinions of value provided by SPSE to arrive at a determination that the Policy has been followed for determining the aggregate fair value of our portfolio of investments.

Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 9, 2013, our Board of Directors approved the annual renewal of the Advisory Agreement with the Adviser through August 31, 2014. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2%. It is computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services. 50% of certain of these fees and 100% of others historically have been credited against the base management fee that we would otherwise be required to pay to our Adviser. Effective October 1, 2013, 100% of all these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement for certain tasks completed by personnel of the Adviser.

Incentive Fee

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through March 31, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with accounting principles generally accepted in the U.S. (“GAAP”), a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through March 31, 2014.

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

Material U.S. Federal Income Tax Considerations

RIC Status

To maintain the qualification for treatment as a RIC under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. We refer to this as the “annual distribution requirement.” We must also meet several additional requirements, including:

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

Due to the limited number of investments in our portfolio, our asset composition at times has affected our ability to satisfy certain elements of the rules of the Code, for maintenance of our status as a RIC thereunder. To maintain our status as a RIC, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). During the fiscal year ended March 31, 2014, we were at times below the 50% threshold.

Failure to meet the 50% threshold alone will not result in our loss of RIC status. In circumstances where the failure to meet the 50% threshold is the result of fluctuations in the value of our assets, including as a result of the sale of assets, we will still be deemed to have satisfied the 50% threshold and, therefore, maintain our RIC status, provided that we have not made any new investments, including additional investments in our existing portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. As of March 31, 2014, our asset composition satisfied the 50% threshold. Additionally, our asset composition satisfied the 50% threshold as of September 30 and December 31, 2013 without, but as a precaution to ensure compliance, we also purchased short-term qualified securities, which were funded through short-term loan agreements. Subsequent to each of those measurement dates, the short-term qualified securities matured and we repaid the short-term loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Short-Term Loan” for more information regarding these transactions.

Until the composition of our assets satisfies the required 50% threshold by a significant margin, we may continue to employ similar purchases of qualified securities using short-term loans that would ensure that we satisfy the 50% threshold. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all.

Failure to Qualify as a RIC. If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize a gain on of any unrealized appreciation with respect to our assets to the extent that any such unrealized appreciation is recognized during a specified period up to 10-years. Absent such special election, any gain we recognized would be deemed distributed to our stockholders as a taxable distribution.

Qualification as a RIC. If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the years ended December 31, 2013 and 2012, we incurred $0.3 million and $31, respectively, in excise taxes.

The federal excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any undistributed income, including both ordinary income and capital gains. We intend to retain some or all of our capital gains, but to treat the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the stockholder’s cost basis for its common stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that distributions, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction.

Taxation of Our U.S. Stockholders

Distributions. For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to dividends received from us, other than capital gains dividends, to the extent such amount reported by us does not exceed the dividends received by us from domestic corporations. Any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a dividend back to the prior taxable year if we (1) declare such dividend prior to the later of the due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular dividend payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a dividend in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

If a common stockholder participates in our “opt in” dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the common stockholder’s account. We do not have a dividend reinvestment plan for our preferred stockholders.

Sale of Our Shares. A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on, among other things, dividends on, and capital gain from the sale or other disposition of, shares of our common stock.

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

The Foreign Account Tax Compliance Act (“FATCA”) imposes a federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied. Under delayed effective dates provided for in the Treasury Regulations and other IRS guidance, such required withholding will not begin until July 1, 2014 with respect to dividends on our stock, and January 1, 2017 with respect to gross proceeds from a sale or other disposition of our stock.

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

We intend to conduct our business so as to retain our status as a BDC. A BDC may use capital provided by public stockholders and from other sources to invest in long-term private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in qualifying assets, as described in Sections 55(a)(1) – (through (a)(3) of the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“operating assets”) represent at least 70% of our total assets, exclusive of operating assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, any State or States in the U.S;

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

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we acquire in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

•	We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we must be operated for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70% of the value of our total assets. We anticipate that the securities we seek to acquire will generally be qualifying assets.

•	We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. To do so, we must meet income source, asset diversification and annual distribution requirements. We may issue Senior Securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.

With the exception of our policy to conduct our business as a BDC, these policies are not fundamental and may be changed without stockholder approval.

Code of Ethics

We and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and employees of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933 (the “Securities Act”) and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Corporate Governance” at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website within four days of its effectiveness in a Current Report on Form 8-K.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, John Dellafiora, Jr., who also serves as chief compliance officer for all of the Gladstone family of companies.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2014. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of May 12, 2014, the Adviser and Administrator collectively had 61 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
11	Executive management
15	Accounting, administration, compliance, human resources, legal and treasury
35	Investment management, portfolio management and due diligence

Available Information:

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website at www.GladstoneInvestment.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Investment Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Economy and Recent Legislation

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling could have a material adverse effect on our business, financial condition and results of operations.

In February 2014, the U.S. Congress passed legislation to increase the debt ceiling through March 2015. Congress will need to pass additional legislation prior to March 2015 to further increase the debt ceiling in order for the government to continue to make payments to its creditors. In the event U.S. lawmakers fail to reach a viable agreement on the national debt ceiling, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

While the U.S. has begun to see improving financial indicators since the 2008 recession, recent events have created more uncertainty in the U.S. economy and capital markets. Therefore, we remain cautious about a long-term economic recovery.

Over the last several years, the U.S. capital markets have experienced significant price volatility and liquidity disruptions, which have caused market prices of many stocks and debt securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. The recession in general, and the disruptions in the capital markets in particular, have impacted our liquidity options and increased our cost of debt and equity capital. As a result, we do not know if adverse conditions will again intensify, and we are unable to gauge the full extent to which disruptions will continue to affect us. The longer these uncertain conditions persist, the greater the probability that these factors could continue to increase our costs of, and significantly limit our access to, debt and equity capital and, thus, have an adverse effect on our operations and financial results. Many of our portfolio companies and the companies we may invest in prospectively are also susceptible to these unstable economic conditions, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. These unstable economic conditions could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio, which could cause the number of non-performing assets to increase and the fair value of our portfolio to decrease. The unstable economic conditions may also decrease the value of collateral securing some of our loans as well as the value of our equity investments, which would decrease our ability to borrow under our Credit Facility or raise equity capital, thereby further reducing our ability to make new investments.

Even with the short term increase to the debt ceiling, there is still a great deal of volatility in the marketplace. The unstable economic conditions have affected the availability of credit generally. Though we increased our distributions by 20% during the 2014 fiscal year and maintained that level of distributions, we cannot guarantee that this increase will remain in place due to limitations placed by our Credit Facility on distributions to stockholders and the impact of market conditions. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will continue to affect us. Also, it is possible that persistent instability of the financial markets could have other unforeseen material effects on our business.

A further downgrade of the United States credit rating and the ongoing economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. In August 2011, Standard & Poor’s downgraded its long-term sovereign credit rating on the U.S. to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013,

Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. treasury securities would impact its decision on whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the then existing budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings. On March 21, 2014, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government with a stable outlook. This resolved the rating watch negative that was placed on the ratings on October 15, 2013.

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

Healthcare reform legislation may affect our results of operations and financial condition.

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act (together, the “Acts”). Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the U.S. The Acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The complexities and ramifications of the new legislation are significant, and have begun being implemented through a phased approach concluding in 2018. At this time, the effects of health care reform and its impact on our portfolio companies’ business, results of operations and financial condition and the resulting impact on our operations are not yet known. Accordingly, the Acts could adversely affect the cost of providing healthcare coverage generally and could adversely affect the financial and operational performance of the portfolio companies in which we invest and therefore negatively impact our financial and operational performance.

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

Our success depends on the Adviser’s ability to attract and retain qualified personnel in a competitive environment.

The Adviser experiences competition in attracting and retaining qualified personnel, particularly investment professionals and senior executives, and we may be unable to maintain or grow our business if we cannot attract and retain such personnel. The Adviser’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. The Adviser competes with investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies for qualified personnel, many of which have greater resources than us. Searches for qualified personnel may divert management’s time from the operation of our business. Strain on the existing personnel resources of the Adviser, in the event that it is unable to attract experienced investment professionals and senior executives, could have a material adverse effect on our business.

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

The Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Advisory Agreement would likely adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on the Adviser’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of the Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The senior management team of the Adviser has substantial responsibilities under the Advisory Agreement. In order to grow, the Adviser will need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively would likely have a material adverse effect on our business, financial condition, and results of operations.

There are significant potential conflicts of interest which could impact our investment returns.

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of the Adviser, Gladstone Investment, Gladstone Commercial and Gladstone Land. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of the Adviser, Gladstone Capital, Gladstone Commercial and Gladstone Land. Mr. Dullum, our president and a director, is a director of Gladstone Capital and Gladstone Commercial, as well as an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. Our Board of Directors approved a revision of our investment objectives and strategies that became effective on January 1, 2013, which may enhance the potential for conflicts in the allocation of investment opportunities to us and other entities managed by the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2014, our Board of Directors has approved the following types of co-investment transactions:

•	Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Capital in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•	Additionally, pursuant to an exemptive order granted by the SEC in July 2012, under certain circumstances, we may co-invest with Gladstone Capital and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions included therein.

Certain of our officers, who are also officers of the Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

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

We will have a continuing need for capital to finance our investments. As of March 31, 2014, we had $61.2 million in borrowings outstanding under our fifth amended and restated credit agreement, which provides for maximum borrowings of $105 million, with a revolving period end date of April 30, 2016 (the “Credit Facility”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary Gladstone Business Investment, LLC (“Business Investment”) to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170 million plus 50% of all equity and subordinated debt raised after April 30, 2013 which equates to $170 million as of March 31, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2014, we were in compliance with the covenants under the fifth amended and restated credit agreement, and as of May 12, 2014, we were in compliance with the covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.

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

The revolving period end date of our Credit Facility is April 30, 2016 (the “Revolving Period End Date”) and, if not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable one year later on or before April 30, 2017. Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $200 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its revolving period end in 2016 on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at or before the time of its maturity, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility by the end of its revolving period, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

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

The last equity offerings we completed were for our Term Preferred Stock in March 2012 and our common offering in October 2012, and there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

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

	Assumed Return on Our Portfolio (Net of Expenses)

	(10)%	(5)%	0%	5%	10%

Corresponding return to common stockholder(1)	(17.2)%	(9.7)%	(2.2)%	5.3%	12.7%

(1)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2014 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended March 31, 2014, adjusted for the dividends on our Term Preferred Stock; and then dividing the resulting difference by our total assets attributable to common stock. Based on $330.7 million in total assets, $61.2 million in debt, $40 million in aggregate liquidation preference of Term Preferred Stock, and $220.8 million in net assets, each as of March 31, 2014.

Based on an aggregate outstanding indebtedness of $66.2 million at cost as of March 31, 2014, the effective annual interest rate of 4.5% as of that date, and aggregate liquidation preference of our Term Preferred Stock of $40 million, our investment portfolio at fair value would have had to produce an annual return of at least 1.8% to cover annual interest payments on the outstanding debt and dividends on our Term Preferred Stock.

A change in interest rates may adversely affect our profitability and our hedging strategy may expose us to additional risks.

We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income will depend upon the difference between the rate at which we borrow funds and the rate at which we loan these funds. Higher interest rates on our borrowings will decrease the overall return on our portfolio. As of March 31, 2014, based on the total principal balance of debt outstanding, our portfolio consisted of 82.5% of loans at variable rates with floors and 17.5% at fixed rates.

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

There has been increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in small and mid-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•	Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus the recent recession, and any further economic downturns or recessions, are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained from the borrower’s management. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•	Small and medium-sized businesses typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

•	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•	Small and medium-sized businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be parties to litigation or may expose us to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

•	Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

•	Small and medium-sized businesses may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

•	Debt securities of small and medium-sized private companies typically are not rated by a credit rating agency. Typically a small or medium-sized private business cannot or will not expend the resources to have their debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our NAV.

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has established an investment valuation policy that the Adviser and Administrator apply to determine the fair value of these securities quarterly. These procedures for the determination of value of many of our debt securities rely on the opinions of value submitted to us by SPSE or the use of internally developed discounted cash flow (“DCF”) methodologies or indicative bid prices (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, specifically for our syndicated loans, or internal methodologies based on the total enterprise value (“TEV”) of the issuer used for certain of our equity investments. SPSE will only evaluate the debt portion of our investments for which we specifically request evaluation, and SPSE may decline to make requested evaluations for any reason in its sole discretion. However, to date, SPSE has accepted each of our requests for evaluation.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 32.8% of the fair value of our total portfolio as of March 31, 2014, compared to 50.2% as of March 31, 2013. Any disposition of a significant investment in one or more companies may negatively impact our net investment income and limit our ability to pay distributions.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. During the fiscal year 2014, we experienced prepayments of debt investments from Venyu Solutions, Inc. (“Venyu”), Channel Technologies Group, LLC (“CTG”) and Cavert II Holding Corp. (“Cavert”). We will first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of March 31, 2014, we had investments in 29 portfolio companies, of which there were three investments, SOG, Acme, and Galaxy that comprised $70.9 million or 22.6% of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. As of March 31, 2014, our largest industry concentration was in Diversified/Conglomerate Manufacturing representing 17.4% of our total investments, at fair value. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us.

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

In the course of investing in and often providing significant managerial assistance to certain of our portfolio companies, certain persons employed by our Adviser sometimes serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, even if meritless, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources. We may be unable to accurately estimate our exposure to litigation risk if we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition.

In view of the inherent difficulty of predicting the outcome of legal actions and regulatory matters, we cannot provide assurance as to the outcome of any pending matter or, if resolved adversely, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. The resolution of any such matters may be time consuming, expensive, and may distract management from the conduct of our business. The resolution of certain pending legal actions or regulatory matters, if unfavorable, could have a material adverse effect on our results of operations for the quarter in which such actions or matters are resolved or a reserve is established.

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

During the fiscal year ended March 31, 2014, we recorded a net realized gain of $8.2 million related to the $24.8 million gain on the Venyu sale, partially offset by the realized losses of $11.4 million and $1.8 million related to the equity sales of Auto Safety House,

LLC (“ASH”) and Packerland Whey Products, Inc. (“Packerland”), respectively, and realized losses of $3.4 million related to the restructuring of Noble Logistics, Inc. (“Noble”). During the fiscal year ended March 31, 2013, we recorded a realized gain of $0.8 million relating to post-closing adjustments on our previous investment exit of A. Stucki, and during the fiscal year ended March 31, 2012, we recapitalized our investment in Cavert, receiving $8.5 million in proceeds and realizing a gain of $5.5 million. There can be no guarantees that such realized gains can be achieved in future periods and the impact of such sales on our results of operations for the fiscal years 2014, 2013 and 2012 should not be relied upon as being indicative of performance in future periods.

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

Risks Related to Our Regulation and Structure

If we are unable to meet the 50% threshold of the asset diversification test applicable to RICs under the Code as measured at each quarter end, we would lose our RIC status unless we are able to cure such failure within 30 days of the quarter end.

In order to maintain RIC status under the Code, in addition to other requirements, as of the close of each quarter of our taxable year, we must meet the asset diversification test, which requires that at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, the securities of other RICs and other securities to the extent such other securities of any one issuer do not represent more than 5% of our total assets or more than 10% of the voting securities of such issuer. As a result of changes in the makeup of our assets during 2009, we have not continuously exceeded the 50% threshold. At each quarterly measurement date from June 30, 2009 to December 31, 2013, we satisfied the 50% threshold through the purchase of short-term qualified securities, which was funded primarily through a short-term loan agreement. The March 31, 2014 quarter end is the first quarter since June 30, 2009 in which we satisfied the 50% threshold without purchasing short-term qualified securities. Until the composition of our assets is continuously above the required 50% threshold, we may have to deploy similar purchases of qualified securities using short-term loans that would allow us to satisfy the asset diversification test, thereby allowing us to make new or additional investments. There can be no assurance, however, that we will be able to enter into such a transaction on reasonable terms, if at all. In circumstances where the failure to meet the 50% threshold as of a subsequent quarterly measurement date is the result of fluctuations in the value of assets, we are still deemed under the rules to have satisfied the asset diversification test and, therefore, maintain our RIC status, as long as we have not made any new investments, including additional investments in our portfolio companies (such as advances under outstanding lines of credit), since the time that we fell below the 50% threshold. Because, in most circumstances, we are contractually required to advance funds on outstanding lines of credit upon the request of our portfolio companies, we may have a limited ability to avoid adding to existing investments in a manner that would cause us to fail the asset diversification test at a subsequent quarterly measurement date.

If we are not in compliance with the 50% threshold at a quarterly measurement date, we would have thirty days to “cure” our failure to meet the 50% threshold at such quarterly measurement date to avoid our loss of RIC status. Potential cures for failure of the asset diversification test include raising additional equity or debt capital as we have done in the past, or changing the composition of our assets, which could include full or partial divestitures of investments, such that we would once again meet or exceed the 50% threshold at such quarterly measurement date. Our ability to implement any of these cures would be subject to market conditions and a number of risks and uncertainties that would be, in part, beyond our control. Accordingly, we cannot guarantee you that we would be successful in curing any failure of the asset diversification test, which would subject us to corporate level tax. For additional information about the consequences of failing to satisfy the RIC qualification requirements, see “—We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.”

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

From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain, we do not recognize them as income until we have received payment. We sought and received approval for a change in accounting method from the IRS related to our tax treatment for success fees. As a result, we, in effect, will continue to account for the recognition of income from the success fees upon receipt, or when the amounts become fixed. Success fee amounts are characterized as ordinary income for tax purposes and, as a result, we are required to distribute such amounts to our stockholders in order to maintain RIC status.

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

Risks Related to an Investment in Our Securities

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

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

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

Shares of closed-end investment companies frequently trade at a discount from NAV. Since our inception, our common stock has at times traded above NAV, and at times traded below NAV. During the past year, our common stock has consistently, and at times significantly, traded below NAV. Subsequent to March 31, 2014, our common stock has traded at discounts of up to 7.9% of our NAV per share, which was $8.34 as of March 31, 2014. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing stockholders through a rights offering without first obtaining the approval of our common stockholders and our independent directors. Additionally, at times when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional shares in such circumstances. Thus, for as long as our common stock trades below NAV we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

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

We exercised this right with Board of Director approval in October 2012, when we completed a public offering of 4.4 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV of $8.65 per share. Gross proceeds totaled $33 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $31 million. The net dilutive effect of the issuance of common stock, net of expenses, below NAV was $0.31 per share of common stock.

At the upcoming annual stockholders meeting scheduled for August 7, 2014, we expect that our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has traded consistently, and at times significantly, below NAV. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

As a BDC, we are generally not permitted to incur indebtedness (which includes senior securities representing indebtedness and senior securities that are stock) unless immediately after such borrowing we have asset coverage (as defined in Section 18(h) of the 1940 Act) of at least 200% (i.e. the amount of borrowings may not exceed 50% of the value of our assets). Various pieces of legislation that have been introduced during the current session of the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of such indebtedness that BDCs may incur by modifying the percentage from 200% to 150% and making the asset coverage requirement inapplicable for senior securities that are stock, such as preferred term Our Term Preferred Stock is a senior security that is stock and so for this 200% asset coverage threshold is included as total indebtedness. However, if this proposed legislation is passed, the 1940 Act may not limit our ability to issue preferred stock in the future. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties material to our operations. The Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to our Advisory and Administration Agreements with the Adviser and Administrator, respectively. The Adviser and Administrator are both headquartered in McLean, Virginia, a suburb of Washington, D.C., and the Adviser also has offices in several other states.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition or results of operations, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

On April 25, 2014, plaintiffs Clarence and Sheila Walder (“Walder”) filed a complaint in the Superior Court of California, County of Los Angeles, alleging various violations of the United States Fair Labor Standards Act and the California Labor Code, against the Company, and one of its wholly-owed subsidiaries, Business Investment, among other persons, and seeking monetary damages. The gravamen of the lawsuit, brought as a class action and seeking certification of plaintiffs as class representatives, is that the defendants conspired to intentionally misclassify plaintiffs and similarly situated individuals as independent contractors (rather than as employees), thereby failing to pay plaintiffs and others similarly situated all wages (including overtime wages) to which they were statutorily entitled, failing to allow meal and rest breaks, and asserting other related claims. The complaint relates to services rendered by plaintiffs for Aspen Contracting California, LLC d/b/a/ Noble Logistics. Inc. (“Aspen”), an entity that is currently a chapter 11 debtor, having filed a bankruptcy case in Delaware on February 28, 2014. Aspen is a portfolio company of the Company and Business Investment. The Walder complaint has not yet been served on the Company or Business Investment. The Company and Business Investment intend to vigorously defend themselves in this litigation and any potential range of damages can not be estimated at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ Global Select Market (“NASDAQ”) under the symbol “GAIN.” The following table reflects, by quarter, the high and low sales prices per share of our common stock on the NASDAQ, the sales prices as a percentage of NAV and quarterly distributions declared per share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2014 and 2013 represent the cumulative amount of the distributions declared per share for the months composing such quarter.

					Discount / (Premium) of High to NAV(B)
	Quarter Ended		Sales Prices			Discount of Low to NAV(B)	Declared Distributions
		NAV(A)	High	Low
FY 2014	6/30/2013	$8.70	$7.52	$7.02	14%	19%	$0.150
	9/30/2013	9.12	7.57	6.80	17	25	0.150
	12/31/2013	8.49	8.06	6.80	5	20	0.230
	3/31/2014	8.34	8.50	7.35	(2)	12	0.180

FY 2013	6/30/2012	$9.10	$7.81	$6.90	14%	24%	$0.150
	9/30/2012	8.93	8.07	7.20	10	19	0.150
	12/31/2012	8.65	8.02	6.59	7	24	0.150
	3/31/2013	9.10	7.72	6.95	15	24	0.150

(A)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(B)	The discounts (premiums) set forth in these columns represent the high or low, as applicable, sale prices per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the premium or discount to NAV per share on the date of the high and low sales prices.

As of May 12, 2013, there were 24 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

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

Additionally, our Credit Facility contains a covenant that limits payments of distributions to our aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended March 31, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for the fiscal years ended March 31, 2014, 2013, 2012, 2011, and 2010, are derived from our audited consolidated financial statements. The other data included at the bottom of the table is unaudited. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended March 31,
	2014	2013	2012	2011	2010
Statement of operations data:
Total investment income	$36,264	$30,538	$21,242	$26,064	$20,785
Total expenses net of credits from Adviser	16,957	14,050	7,499	9,893	10,187

Net investment income	19,307	16,488	13,743	16,171	10,598

Net (loss) gain on investments	(20,636)	791	8,223	268	(21,669)

Net (decrease) increase in net assets resulting from operations	$(1,329)	$17,279	$21,966	$16,439	$(11,071)

Per share data(A):
Net (decrease) increase in net assets resulting from operations per common share—basic and diluted	$(0.05)	$0.71	$0.99	$0.74	$(0.50)
Net investment income before net (loss) gain on investments per common share—basic and diluted	0.73	0.68	0.62	0.73	0.48
Cash distributions declared per common share	0.71	0.60	0.61	0.48	0.48

Statement of assets and liabilities data:
Total assets	$330,694	$379,803	$325,297	$241,109	$297,161
Net assets	220,837	240,963	207,216	198,829	192,978
Net asset value per common share	8.34	9.10	9.38	9.00	8.74
Common shares outstanding	26,475,958	26,475,958	22,080,133	22,080,133	22,080,133
Weighted common shares outstanding—basic and diluted	26,475,958	24,189,148	22,080,133	22,080,133	22,080,133

Senior securities data(B):
Borrowings under Credit Facility at cost	$61,250	$31,000	$—	$—	$27,800
Short term loan	—	58,016	76,005	40,000	75,000
Mandatorily redeemable preferred stock	40,000	40,000	40,000	—	—
Asset coverage ratio(C)	298%	272%	268%	534%	281%
Asset coverage per unit(D)	$2,978	$2,725	$2,676	$5,344	$2,814

Other unaudited data:
Number of portfolio companies	29	21	17	17	16
Average size of portfolio company investment at cost	$13,225	$15,544	$15,670	$11,600	$14,223
Principal amount of new investments	132,291	87,607	91,298	43,634	4,788
Proceeds from loan repayments and investments sold	83,415	28,424	27,185	97,491	90,240
Weighted average yield on investments(E)	12.61%	12.51%	12.32%	11.36%	11.02%
Total return(F)	23.51	4.73	5.58	38.56	79.80

(A)	Per share data for net (decrease) increase in net assets resulting from operations is based on the weighted average common stock outstanding for both basic and diluted.

(B)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(C)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our Term Preferred Stock is a senior security that is stock.
(D)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(E)	Weighted average yield on investments equals interest income on investments divided by the weighted average interest-bearing debt investment balance throughout the year.
(F)	Total return equals the increase (decrease) of the ending market value over the beginning market value plus monthly distributions divided by the monthly beginning market value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods. Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Forward Looking Statements” and “Risk Factors” in Part I of this report. Except per share amounts, dollar amounts are in thousands unless otherwise indicated.

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

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the U.S. Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We expect that our investment mix over time will consist of approximately 80% in debt securities and 20% in equity securities. As of March 31, 2014, our investment mix was 73% in debt securities and 27% in equity securities, at cost.

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

Business Environment

The strength of the global economy, and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. The effects of the previous recession and the disruptions in the capital markets have impacted our liquidity options and increased our cost of debt and equity capital. In addition, the recent federal government shutdown combined with the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term have increased domestic and global economic instability. Many of our portfolio companies, as well as those that we evaluate for possible investments, are adversely impacted by these political and economic conditions. If these conditions persist, it may adversely affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

New Investment and Realized Gains/Losses from Exits

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. These opportunities along with the capital raising efforts discussed below have allowed us to invest $310.1 million in 19 new proprietary debt and equity deals since October 2010. During the fiscal year ended March 31, 2014, we invested a total of $125.6 million in nine new deals.

These new investments, as well as the majority of our debt securities in our portfolio, have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. As a result, as of March 31, 2014, we had an off-balance sheet success fee receivable of $17.2 million, or $0.65 per common share. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections.

The improved investing environment in the second quarter presented us with an opportunity to realize gains and other income from our investment in Venyu Solutions, Inc. (“Venyu”) as a result of its sale in August 2013. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investments of $19 million and $1.8 million in success fee income. This represents our fourth management-supported buyout liquidity event since June 2010, and in the aggregate, these four liquidity events have generated $54.5 million in realized gains and $13.1 million in other income, for a total increase to our net assets of $67.6 million. We believe each of these transactions was an equity-oriented investment success and support our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. These successes, in part, enabled us to increase the monthly distribution 50% since March 2011, allowed us to declare a $0.03 per common share one-time special distribution in fiscal year 2012, and to declare a $0.05 per common share one-time special distribution in November 2013.

With the four liquidity events that have generated $54.5 million in realized gains since June 2010, we have primarily overcome our cumulative realized losses since inception that were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. We took the opportunity during the fiscal year ended March 31, 2014, to strategically sell our investments in two of our portfolio companies, ASH Holding Corp. (“ASH”) and Packerland Whey Products, Inc. (“Packerland”) to existing members of their management teams and other existing owners, respectively, which resulted in realized losses of $11.4 million and $1.8 million, respectively, as well as the write off of our equity investments in Noble Logistics, Inc. (“Noble”), which resulted in a realized loss of $3.4 million. These sales and write off, while at a realized loss, were accretive to our net asset value in aggregate by $5.7 million, reduced our distribution requirements related to our realized gains and reduced our non-accruals outstanding.

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through enhancements to our revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of preferred and common stock. For example, in March 2012, we issued 1.6 million shares of our Term Preferred Stock for gross proceeds of $40 million, and, in October 2012, we issued 4.4 million shares of common stock for gross proceeds of $33 million. In October 2012, we extended the revolving period end date on our Credit Facility an additional year to 2015, and subsequently, in April and May 2013, we further extended the revolving period end date another six months into 2016 and increased the commitment amount from $60 million to $105 million.

Although we were able to access the capital markets during 2012, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On May 12, 2014, the closing market price of our common stock was $7.92, which represented a 5.0% discount to our March 31, 2014 net asset value (“NAV”) per share of $8.34. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2013 Annual Meeting of Stockholders held on August 8, 2013, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2013 stockholder authorization is in effect for one year from the date of stockholder approval. Prior to the August 2013 stockholder authorization, we sought and obtained stockholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2012, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios. At our 2014 Annual Meeting of Stockholders, scheduled to take place in August 2014, we expect to ask our stockholders to vote in favor of this proposal again so that it may be in effect for another year.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “Senior Securities.” As of March 31, 2014, our asset coverage ratio was 298%. Our status as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), in addition to other requirements, also requires us, at the close of each quarter of the taxable year, to meet an asset diversification test, which requires that at least 50% of the value of our assets consists of cash, cash items, U.S. government securities or certain other qualified securities (the (50% threshold”). In the past, we have obtained this ratio by entering into a short-term loan at quarter end to purchase qualifying assets, though a short term loan was not necessary at the end of the quarter ended March 31, 2014. Until the composition of our assets is above the required 50% threshold on a consistent basis by a significant margin, we may have to continue to obtain short-term loans on a quarterly basis. When deployed, this strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act.

Investment Highlights

During the fiscal year ended March 31, 2014, we disbursed $125.6 million in new debt and equity investments and extended $6.6 million of investments to existing portfolio companies. From our initial public offering in June 2005 through March 31, 2014, we have made 217 investments in 107 companies for a total of $925.6 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the fiscal year ended March 31, 2014, the following significant transactions occurred:

•	In April 2013, we invested $17.7 million in Jackrabbit, Inc. (“Jackrabbit”) through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

•	In May 2013, we invested $8.8 million in Funko, LLC (“Funko”) through a combination of debt and equity. Funko, headquartered in Lynnwood, Washington, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with one of our affiliated funds, Gladstone Capital Corporation (“Gladstone Capital”), pursuant to an exemptive order granted by the SEC in July 2012.

•	In June 2013, we invested $9 million in Star Seed, Inc. (“Star Seed”) through a combination of debt and equity. Based in Osborne, Kansas, Star Seed provides its customers with a variety of specialty seeds and related products.

•	In August 2013, we invested $20 million in Schylling, Inc. (“Schylling”) through a combination of debt and equity. Schylling, headquartered in Rowley, Massachusetts, is a premier provider of high quality specialty toys.

•	In August 2013, Venyu was sold. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investment of $19 million in principal repayment and $1.9 million in fee income.

•	In October 2013, we invested $16.3 million in Alloy Die Casting Co. (“ADC”) through a combination of debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc castings for aerospace, defense, aftermarket automotive and industrial applications. Gladstone Capital also participated as a co-investor by providing $7 million of debt and equity financing at the same price and terms as our investment.

•	In October 2013, we received full repayment of our debt investments in Channel Technologies Group, LLC (“Channel”) in the aggregate amount of $16.2 million. We also received prepayment and success fee income in the amount of $0.8 million. Simultaneously, we invested $1.3 million in additional preferred and common equity securities in Channel.

•	In October 2013, ASH, which was on non-accrual, was sold to certain members of its existing management team. As a result of the sale, we received $12 in net cash proceeds, recognized a realized loss of $11.4 million and have retained a $5 million accruing revolving credit facility in ASH.

•	In November 2013, Packerland was sold to other existing owners at Packerland. As a result of the sale, we received $0.7 million in net cash proceeds and recognized a realized loss of $1.8 million.

•	In December 2013, we received full repayment of our remaining debt investments in Cavert II Holding Corp. (“Cavert”) in the aggregate amount of $6.1 million. We also received prepayment and success fee income in the amount of $0.2 million. As of December 31, 2013, we have an equity investment of preferred stock in Cavert with a cost basis of $1.8 million and fair value of $3 million.

•	In December 2013, Quench Holdings Corp. (“Quench”) was recapitalized, resulting in all preferred stock holders, including our preferred stock investment of $3 million, being converted into common stock.

•	In December 2013, we invested $12.9 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Capital also participated as a co-investor by providing $5.5 million of debt and equity financing at the same price and terms as our investment.

•	In December 2013, we invested $13 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of debt and equity. Meridian, headquartered in San Diego, California, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Capital also participated as a co-investor by providing $5.6 million of debt and equity financing at the same price and terms as our investment.

•	In February 2014, we invested $13.1 million in Head Country Inc. (“Head Country”) through a combination of debt and equity. Head Country, headquartered in Ponca City, OK, is a manufacturer of a leading BBQ sauce brand with three BBQ flavors currently as well as seasonings and marinades.

•	In February 2014, we invested $15.7 million in Edge Adhesives Holdings, Inc. (“Edge”) through a combination of debt and equity. Edge, headquartered in Fort Worth, TX, is a developer and manufacturer of innovative adhesives, sealants, tapes and related solutions used in building products, transportation and electrical, among other markets. Gladstone Capital also participated as a co-investor by providing $11.1 million of debt and equity financing at the same price and terms as our investment.

•	In February 2014, we invested $2.6 million in NDLI Acquisition Inc. (“NDLI”) through equity to facilitate its purchase of certain of Noble’s assets out of bankruptcy. In connection with this transaction, we wrote off our equity investments in Noble and recorded a realized loss of $3.4 million.

Recent Developments

Credit Facility Extension and Expansion

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the Credit Facility from $60 million to $70 million and to extend the revolving period to April 30, 2016 and, if not renewed or extended by April 30, 2016, all principal and interest will be due and payable on or before April 30, 2017 (one year after the revolving period end date). In addition, there is one remaining one-year extension option to be agreed upon by all parties, which may be exercised on or before April 30, 2015. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200 million through the addition of other lenders. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, and the Credit Facility includes an unused fee of 0.50% on undrawn amounts. We incurred fees of $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Agreement from $70 million to $105 million by entering into Joinder Agreements pursuant to the Credit Agreement by and among Business Investment, the Administrative Agent, the Adviser and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

Short-Term Loan

As of March 31, 2014, our asset composition satisfied the 50% threshold. However, excluding March 31, 2014, for each quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold to maintain our status as a RIC, in part, through the purchase of short-term qualified securities, which were funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. For example, for the December 31, 2013 measurement date, we purchased $10 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 27, 2013. The T-Bills were purchased on margin using $1.5 million in cash and the proceeds from an $8.5 million short-term loan from Jefferies with an effective annual interest rate of 1.35%. On January 2, 2014, when the T-Bills matured, we repaid the $8.5 million loan from Jefferies and received the $1.5 million margin payment sent to Jefferies to complete the transaction.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2014, to the Fiscal Year Ended March 31, 2013

	For the Fiscal Years Ended March 31,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$30,460	$24,798	$5,662	22.8%
Other income	5,804	5,740	64	1.1

Total investment income	36,264	30,538	5,726	18.8

EXPENSES
Base management fee	6,207	5,412	795	14.7
Incentive fee	3,983	2,585	1,398	54.1
Administration fee	863	785	78	9.9
Interest and dividend expense	4,925	3,977	948	23.8
Amortization of deferred financing costs	1,024	791	233	29.5
Other	2,264	1,828	436	23.9

Total expenses before credits from Adviser	19,266	15,378	3,888	25.3
Credits to fees	(2,309)	(1,328)	(981)	73.9

Total expenses net of credits to fees	16,957	14,050	2,907	20.7

NET INVESTMENT INCOME	19,307	16,488	2,819	17.1

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized gain on investments	8,241	843	7,398	877.6
Net realized loss on other	(29)	(41)	12	(29.3)
Net unrealized (depreciation) appreciation of investments	(29,206)	804	(30,010)	NM
Net unrealized appreciation (depreciation) of other	358	(815)	1,173	NM

Net realized and unrealized (loss) gain on investments and other	(20,636)	791	(21,427)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,329)	$17,279	$(18,608)	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.73	$0.68	$0.05	7.4%

Net (decrease) increase in net assets resulting from operations	(0.05)	0.71	(0.76)	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 18.8% for the year ended March 31, 2014, as compared to the prior year. This increase was primarily due an overall increase in interest income in the year ended March 31, 2014, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments.

Interest income from our investments in debt securities increased 22.8% for the year ended March 31, 2014, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2014, was $241.5 million, compared to $198.1 million for the prior year. This increase was primarily due to $125.6 million in new investments originated after March 31, 2013, including Jackrabbit, Funko, Star Seed, Schylling, ADC, Behrens, Meridian, Head Country and Edge, partially offset by the exit of Venyu and the repayment of debt investments of Cavert and Channel. As of March 31, 2014, our loans to Tread Corp. (“Tread”) were on non-accrual. ASH, which was on non-accrual as of September 30, 2013, was sold to certain members of its existing management team in October 2013. As a result of the sale, we retained a $5 million accruing revolving credit facility in ASH, which is no longer on non-accrual. The non-accrual aggregate weighted average principal balance was $19.9 million during the year ended March 31, 2014. As of March 31, 2013, loans to two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate weighted average $20.5 million during the year ended March 31, 2013. Tread was put on non-accrual and Country Club Enterprises, LLC (“CCE”) was taken off non-accrual during the three months ended December 31, 2012. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and excluding receipts recorded as other income, for the year ended March 31, 2014, was 12.6%, compared to 12.5% for the prior year.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective fiscal years:

	As of March 31, 2014		Year Ended March 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$26,639	8.5%	$3,157	8.7%
Acme Cryogenics, Inc.	25,776	8.2	1,691	4.7
Galaxy Tool Holding, Inc.	18,512	5.9	2,124	5.9
Ginsey Home Solutions, Inc.	16,132	5.1	1,786	4.9
Edge Adhesives Holdings, Inc. (A)	15,969	5.1	142	0.4

Subtotal—five largest investments	103,028	32.8	8,900	24.6
Other portfolio companies	211,365	67.2	27,364	75.4

Total investment portfolio	$314,393	100.0%	$36,264	100.0%

	As of March 31, 2013		Year Ended March 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc.	$43,970	15.4%	$2,502	8.2%
SOG Specialty Knives and Tools, LLC	29,822	10.4	2,657	8.7
Acme Cryogenics, Inc.	27,340	9.5	2,368	7.8
Ginsey Home Solutions, Inc.(A)	21,833	7.6	1,331	4.4
Galaxy Tool Holding, Inc.(B)	20,876	7.3	4,711	15.4

Subtotal—five largest investments	143,841	50.2	13,569	44.5
Other portfolio companies	142,641	49.8	16,969	55.5

Total investment portfolio	$286,482	100.0%	$30,538	100.0%

(A)	New investment during the applicable year.
(B)	Investment income includes $4.1 million non-cash dividend recognized from recapitalization.

Other income remained relatively unchanged from the prior year. During the fiscal year ended March 31, 2014, other income primarily consisted of $3.3 million in success fee and dividend income received in connection with the exit of Venyu, $0.8 million and $0.2 million in success and prepayment fees resulting from payoffs from Channel and Cavert, respectively, and SOG Specialty K&T, LLC’s (“SOG’s”) and Frontier Packaging, Inc.’s (“Frontier’s”) elections to prepay success fees of $0.5 million and $0.2 million, respectively. During the fiscal year ended March 31, 2013, other income primarily consisted of $4.1 million of dividend income from the Galaxy Tool Holding Corp. (“Galaxy”) recapitalization, $0.7 million in cash dividends received on preferred shares of Acme Cryogenics, Inc. (“Acme”), and Mathey Investments, Inc.’s (“Mathey’s”) and Cavert’s elections to each prepay $0.4 million of success fees.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 25.3% for the fiscal year ended March 31, 2014, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee and interest expense as compared to the prior year period.

The base management fee increased for the fiscal year ended March 31, 2014, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, a net incentive fee of $3.9 million was earned by the Adviser during the fiscal year ended March 31, 2014, compared to $2.4 million for the prior year. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2014	2013
Average total assets subject to base management fee(A)	$310,350	$270,600
Multiplied by prorated annual base management fee of 2%	2.0%	2.0%

Base management fee(B)	6,207	5,412
Credit for fees received by Adviser from the portfolio companies	(2,309)	(1,107)

Net base management fee	$3,898	$4,305

Incentive fee(B)	3,983	2,585
Credit from waiver issued by Adviser’s board of directors	—	(221)

Net Incentive fee	$3,983	$2,364

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	(2,309)	(1,107)
Credit from waiver issued by Adviser’s board of directors	—	(221)

Credit to fees(B)	$(2,309)	$(1,328)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Interest and dividend expense increased 23.8% for the fiscal year ended March 31, 2014, as compared to the prior year, primarily due to increased commitment (unused) fees related to the expansion of our Credit Facility from $60 million to $105 million and increased average borrowings under the Credit Facility. The average balance outstanding on our Credit Facility during the fiscal year ended March 31, 2014, was $34.6 million, as compared to $15.5 million in the prior year.

Realized and Unrealized Gain on Investments

Realized Gain

During the fiscal year ended March 31, 2014, we recorded a net realized gain of $8.2 million consisting of a $24.8 million gain on the Venyu sale, partially offset by the realized losses of $11.4 million and $1.8 million related to the equity sales of ASH and Packerland, respectively, and realized losses of $3.4 million related to the restructuring of Noble. During the year ended March 31, 2013, we recorded a realized gain of $0.8 million relating to post-closing adjustments on the previous investment exit of A. Stucki Holding Corp. (“A. Stucki”).

Unrealized Appreciation and Depreciation

During the year ended March 31, 2014, we recorded net unrealized depreciation on investments in the aggregate amount of $29.2 million, which included the reversal of $0.8 million in aggregate unrealized appreciation, primarily related to the sale of Venyu, partially offset by the sale of ASH and Packerland, and the restructure of Noble. Excluding reversals, we had $28.4 million in net unrealized depreciation for the year ended March 31, 2014.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2014, were as follows:

	Year Ended March 31, 2014
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,798	$(1,596)	$(17,374)	$5,828
Auto Safety House, LLC (B)	(11,402)	4,925	11,410	4,933
Quench Holdings Corp.	—	3,377	—	3,377
Frontier Packaging, Inc.	—	1,712	—	1,712
Channel Technologies Group, LLC	—	2,187	(583)	1,604
B-Dry, LLC	—	1,555	—	1,555
Funko, LLC	—	1,113	—	1,113
Packerland Whey Products, Inc. (C)	(1,764)	(369)	2,500	367
Tread Corp.	—	(735)	—	(735)
Mathey Investments, Inc.	—	(922)	—	(922)
Danco Acquisition Corp.	—	(1,229)	—	(1,229)
Star Seed, Inc.	—	(1,406)	—	(1,406)
Acme Cryogenics, Inc.	—	(1,564)	—	(1,564)
Jackrabbit, Inc.	—	(1,687)	—	(1,687)
Mitchell Rubber Products, Inc.	—	(2,016)	—	(2,016)
Alloy Die Casting Corp.	—	(2,111)	—	(2,111)
Galaxy Tool Holding Corp.	—	(2,364)	—	(2,364)
Drew Foam Company, Inc.	—	(2,837)	—	(2,837)
Noble Logistics, Inc. (D)	(3,432)	(2,989)	3,432	(2,989)
SOG Specialty K&T, LLC	—	(3,183)	—	(3,183)
Precision Southeast, Inc.	—	(3,227)	—	(3,227)
Schylling Investments, LLC	—	(3,853)	—	(3,853)
Ginsey Home Solutions, Inc.	—	(5,702)	—	(5,702)
SBS, Industries, LLC	—	(5,823)	—	(5,823)
Other, net (<$250 Net)	41	328	(175)	194

Total	$8,241	$(28,416)	$(790)	$(20,965)

(A)	Venyu was sold in August 2013.
(B)	ASH equity investment was sold in October 2013.
(C)	Packerland equity investment was sold in November 2013.
(D)	Noble was restructured in February 2014.

The primary changes in our net unrealized depreciation for the year ended March 31, 2014, were due to decreased equity valuations in several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments.

During the year ended March 31, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $0.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2013, were as follows:

	Year Ended March 31, 2013
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.	$—	$20,640	$—	$20,640
Galaxy Tool Holdings, Inc.	—	12,057		12,057
Country Club Enterprises, LLC	—	7,467	—	7,467
Mathey Investments, Inc.	—	1,653	—	1,653
Precision Southeast, Inc.	—	1,594	—	1,594
SBS, Industries, LLC	—	1,238	—	1,238
A. Stucki Holding Corp.	861	—	—	861
Drew Foam Company, Inc.	—	750	—	750
SOG Specialty K&T, LLC	—	(273)	—	(273)
Ginsey Home Solutions, Inc.	—	(618)	—	(618)
Frontier Packaging, Inc.	—	(872)	—	(872)
Quench Holdings Corp.	—	(944)	—	(944)
Acme Cryogenics, Inc.	—	(962)	—	(962)
Channel Technologies Group, LLC	—	(1,288)	—	(1,288)
ASH Holdings Corp.	—	(1,458)	—	(1,458)
Mitchell Rubber Products, Inc.	—	(1,762)	—	(1,762)
Packerland Whey Products, Inc.	—	(2,131)	—	(2,131)
B-Dry, LLC	—	(3,953)	—	(3,953)
Noble Logistics, Inc.	—	(6,420)	—	(6,420)
Danco Acquisition Corp.	—	(8,225)	—	(8,225)
Tread Corp.	—	(15,930)	—	(15,930)
Other, net (<$250 Net)	(18)	241	—	223

Total	$843	$804	$—	$1,647

The primary changes in our net unrealized appreciation for the fiscal year ended March 31, 2013, were due to notable unrealized appreciation of our equity investment in Venyu, primarily due to increased portfolio company performance and an increase in certain comparable multiples used to estimate the fair value. We also experienced notable appreciation in our investments in Galaxy and CCE, primarily due to increased portfolio company performance. This unrealized appreciation was partially offset by notable depreciation of our debt investments in Danco Acquisition Corp. (“Danco”) and in our debt and equity investments in Tread, Noble and B-Dry, LLC (“B-Dry”), primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. Excluding the impact of the aforementioned portfolio companies, the net unrealized depreciation of $4.8 million recognized on our investments was primarily due to a decrease in certain comparable multiples used to estimate the fair value of our investments, partially offset by increases in the performance of certain of our portfolio companies.

Over our entire investment portfolio, we recorded, in the aggregate, $10.7 million of net unrealized appreciation and $39.9 million of net unrealized depreciation on our debt positions and equity holdings, respectively, for the year ended March 31, 2014. As of March 31, 2014, the fair value of our investment portfolio was less than our cost basis by $69.1 million, as compared to $39.9 million as of March 31, 2013, representing net unrealized depreciation of $29.2 million for fiscal year 2014. We believe that our aggregate investment portfolio was valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire investment portfolio was fair valued at 82.0% of cost as of March 31, 2014. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized Loss on Other

Realized Loss on Interest Rate Caps

For the fiscal years ended March 31, 2014 and 2013, we recorded a net realized loss of $29 and $41, respectively, due to the expiration of interest rate cap agreements in each year.

Net Unrealized Appreciation and Depreciation on Borrowings

For the fiscal year ended March 31, 2014, we recorded $0.4 million of net unrealized depreciation, compared to $0.9 million of net unrealized appreciation in fiscal year ended March 31, 2013. Our Credit Facility was fair valued at $61.7 million and $31.9 million as of March 31, 2014 and 2013, respectively.

Comparison of the Fiscal Year Ended March 31, 2013, to the Fiscal Year Ended March 31, 2012

	For the Fiscal Years Ended March 31,
	2013	2012	$ Change	% Change
INVESTMENT INCOME
Interest income	$24,798	$19,588	$5,210	26.6%
Other income	5,740	1,654	4,086	247.0

Total investment income	30,538	21,242	9,296	43.8

EXPENSES
Base management fee	5,412	4,386	1,026	23.4
Incentive fee	2,585	19	2,566	13,505.3
Administration fee	785	684	101	14.8
Interest and dividend expense	3,977	966	3,011	311.7
Amortization of deferred financing costs	791	459	332	72.3
Other	1,828	2,145	(317)	(14.8)

Total expenses before credits from Adviser	15,378	8,659	6,719	77.6
Credits to fees	(1,328)	(1,160)	(168)	14.5

Total expenses net of credits to fees	14,050	7,499	6,551	87.4

NET INVESTMENT INCOME	16,488	13,743	2,745	20.0

REALIZED AND UNREALIZED GAIN ON:
Net realized gain on investments	843	5,091	(4,248)	(83.4)
Net realized loss on other	(41)	(40)	(1)	2.5
Net unrealized appreciation of investments	804	3,163	(2,359)	NM
Net unrealized (depreciation) appreciation of other	(815)	9	(824)	NM

Net realized and unrealized gain on investments and other	791	8,223	(7,432)	(90.4)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,279	$21,966	$(4,687)	(21.3)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.68	$0.62	$0.06	9.7%

Net increase in net assets resulting from operations	0.71	0.99	(0.28)	(28.3)

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

Interest income from our investments in debt securities increased 26.6% for the year ended March 31, 2013, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2013, was $198.1 million, compared to $159 million for the prior year. This increase was primarily due to investments originated during the period in Ginsey, Drew Foam and Frontier and the recapitalization of Galaxy. As of March 31, 2013, two loans, ASH and Tread, were on non-accrual, with an aggregate weighted average principal balance of $20.5 million during the year ended March 31, 2013. Tread was put on non-accrual and CCE was taken off non-accrual during the three months ended December 31, 2012. As of March 31, 2012, two loans, ASH and CCE, were on non-accrual, with a weighted average principal balance of $14.3 million during the year ended March 31, 2012.

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

Other income increased 247% from the prior year, primarily due to $4.1 million of dividend income from the Galaxy recapitalization, $0.7 million in cash dividends received on preferred shares of Acme and elections by each of Mathey and Cavert to prepay $0.4 million of success fees during the fiscal year ended March 31, 2013. Other income for the year ended March 31, 2012, primarily consisted of $0.7 million of cash dividends received on preferred shares of Cavert, in connection with its recapitalization in April 2011, as well as an aggregate of $0.7 million of success fee income resulting from prepayments received from Mathey and Cavert during the year ended March 31, 2012.

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

	Year Ended March 31,
	2013	2012
Average total assets subject to base management fee(A)	$270,600	$219,300
Multiplied by prorated annual base management fee of 2%	2.0%	2.0%

Base management fee(B)	5,412	4,386
Credit for fees received by Adviser from the portfolio companies	(1,107)	(1,106)

Net base management fee	$4,305	$3,280

Incentive fee(B)	2,585	19
Credit from waiver issued by Adviser’s board of directors	(221)	(54)

Net Incentive fee	$2,364	$(35)

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	(1,107)	(1,106)
Credit from waiver issued by Adviser’s board of directors	(221)	(54)

Credit to fees(B)	$(1,328)	$(1,160)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Interest and dividend expense increased 311.7% for the year ended March 31, 2013, as compared to the prior year, primarily due to $2.8 million of dividends we paid on our Term Preferred Stock during the fiscal year 2013, compared to $0.2 million for a portion of the prior year. Removing the effect of the preferred stock dividend payment, interest expense for the year ended March 31, 2013, increased 46.7% over the prior year, due mainly to increased average borrowings under the Credit Facility, partially offset by a decreased average borrowing rate upon renewal of the Credit Facility in October 2011, which resulted in the removal of the LIBOR minimum rate of 2%. The average balance outstanding on our Credit Facility during the year ended March 31, 2013, was $15.5 million, as compared to $7.3 million in the prior year. The effective interest rate charged on our borrowings for the year ended March 31, 2013, excluding the impact of deferred financing fees, was 5.5%, as compared to 10% for the prior year.

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

Realized and Unrealized Gain on Investments

Realized Gain

During the fiscal year ended March 31, 2013, we recorded a realized gain of $0.8 million consisting of post-closing adjustments on our previous investment exit of A. Stucki. In April 2011, we recapitalized our investment in Cavert, receiving $8.5 million in proceeds and realizing a gain of $5.5 million. Additionally, we recorded post-closing adjustments related to the A. Stucki exit in June 2010 and the Chase II Holding Corp (“Chase”) exit in December 2010, which resulted in a net aggregate loss of $0.3 million during the year ended March 31, 2012.

Unrealized Appreciation and Depreciation

During the year ended March 31, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $0.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2013, were as follows:

	Year Ended March 31, 2013
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.	$—	$20,640	$—	$20,640
Galaxy Tool Holdings, Inc.	—	12,057		12,057
Country Club Enterprises, LLC	—	7,467	—	7,467
Mathey Investments, Inc.	—	1,653	—	1,653
Precision Southeast, Inc.	—	1,594	—	1,594
SBS, Industries, LLC	—	1,238	—	1,238
A. Stucki Holding Corp.	861	—	—	861
Drew Foam Company, Inc.	—	750	—	750
SOG Specialty K&T, LLC	—	(273)	—	(273)
Ginsey Home Solutions, Inc.	—	(618)	—	(618)
Frontier Packaging, Inc.	—	(872)	—	(872)
Quench Holdings Corp.	—	(944)	—	(944)
Acme Cryogenics, Inc.	—	(962)	—	(962)
Channel Technologies Group, LLC	—	(1,288)	—	(1,288)
ASH Holdings Corp.	—	(1,458)	—	(1,458)
Mitchell Rubber Products, Inc.	—	(1,762)	—	(1,762)
Packerland Whey Products, Inc.	—	(2,131)	—	(2,131)
B-Dry, LLC	—	(3,953)	—	(3,953)
Noble Logistics, Inc.	—	(6,420)	—	(6,420)
Danco Acquisition Corp.	—	(8,225)	—	(8,225)
Tread Corp.	—	(15,930)	—	(15,930)
Other, net (<$250 Net)	(18)	241	—	223

Total	$843	$804	$—	$1,647

The primary changes in our net unrealized appreciation for the fiscal year ended March 31, 2013, were due to notable unrealized appreciation of our equity investment in Venyu, primarily due to increased portfolio company performance and an increase in certain comparable multiples used to estimate the fair value. We also experienced notable appreciation in our investments in Galaxy and CCE, primarily due to increased portfolio company performance. This unrealized appreciation was partially offset by notable depreciation of our debt investments in Danco and in our debt and equity investments in Tread, Noble and B-Dry, primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments. Excluding the impact of the aforementioned portfolio companies, the net unrealized depreciation of $4.8 million recognized on our investments was primarily due to a decrease in certain comparable multiples used to estimate the fair value of our investments, partially offset by increases in the performance of certain of our portfolio companies.

During the year ended March 31, 2012, we recorded net unrealized appreciation on investments in the aggregate amount of $3.2 million, which included the reversal of $6 million in aggregate unrealized appreciation, primarily related to the Cavert recapitalization. Excluding reversals, we had $9.2 million in net unrealized appreciation for the year ended March 31, 2012.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2012, were as follows:

	Year Ended March 31, 2012
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	$—	$8,811	$—	$8,811
Mathey Investments, Inc.	—	4,366	—	4,366
SBS, Industries, LLC	—	3,434	—	3,434
Mitchell Rubber Products, Inc.	—	2,114	—	2,114
Tread Corp.	—	2,003	—	2,003
Quench Holdings Corp.	—	1,996	—	1,996
SOG Specialty K&T, LLC	—	1,948	—	1,948
Survey Sampling, LLC	(1)	807	1	807
A. Stucki Holding Corp.	412	—	—	412
Cavert II Holding Corp.	5,507	351	(6,194)	(336)
Noble Logistics, Inc.	—	(460)	95	(365)
Chase II Holding Corp.	(563)	—	—	(563)
Precision Southeast, Inc.	—	(619)	—	(619)
Venyu Solutions, Inc.	—	(1,682)	—	(1,682)
Danco Acquisition Corp.	—	(3,077)	—	(3,077)
ASH Holdings Corp.	—	(3,147)	—	(3,147)
Country Club Enterprises, LLC	—	(7,560)	—	(7,560)
Other, net (<$250 Net)	(264)	(101)	77	(288)

Total	$5,091	$9,184	$(6,021)	$8,254

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

Over our entire investment portfolio, we recorded, in the aggregate, $23.2 million of net unrealized depreciation and $24 million of net unrealized appreciation on our debt positions and equity holdings, respectively, for the year ended March 31, 2013. As of March 31, 2013, the fair value of our investment portfolio was less than our cost basis by $39.9 million, as compared to $40.7 million as of March 31, 2012, representing net unrealized appreciation of $0.8 million for fiscal year 2013. We believe that our aggregate investment portfolio as of March 31, 2013 was valued at a depreciated value due to the lingering effects of the recession that began in late 2007 and its effects on the performance of certain of our portfolio companies. Our entire investment portfolio was fair valued at 87.8% of cost as of March 31, 2013. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the year ended March 31, 2014, was $33.6 million, as compared to $39.7 million during the year ended March 31, 2013. This decrease in cash used in operating activities was primarily due to an increase in principal repayments and sales proceeds of $55 million over the prior year, largely due to our exit of Venyu in August 2013, partially offset by increased investment originations of $48.7 million over the prior year. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to invest in securities of new and existing portfolio companies, pay distributions to our stockholders, interest payments on our Credit Facility, management fees to the Adviser, and other entity-level expenses.

As of March 31, 2014, we had equity investments in or loans to 29 private companies with an aggregate cost basis of $383.5 million. As of March 31, 2013, we had investments in equity of, loans to or syndicated participations in 21 private companies with an aggregate cost basis of $326.4 million. The following table summarizes our total portfolio investment activity during the years ended March 31, 2014 and 2013:

	Years Ended March 31,
	2014	2013
Beginning investment portfolio, at fair value	$286,482	$225,652
New investments	125,567	68,004
Disbursements to existing portfolio companies	6,636	15,498
Increase in investment balance due to PIK	88	—
Scheduled principal repayments	(110)	(363)
Unscheduled principal repayments	(51,718)	(24,856)
Proceeds from sales	(31,587)	(3,182)
Net realized gain	8,241	843
Net unrealized (depreciation) appreciation	(28,416)	804
Reversal of net unrealized appreciation	(790)	—
Other cash activity, net	—	(24)
Other non-cash activity(A)	—	4,106

Ending investment portfolio, at fair value	$314,393	$286,482

(A)	In February 2013, we recapitalized our investment in Galaxy, converting $8.2 million of Galaxy preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. The $4.1 million in accrued dividends increased our cost basis in Galaxy.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2014:

		Amount
For the fiscal year ending March 31:	2015	$56,386
	2016	30,190
	2017	43,314
	2018	51,983
	2019	89,181
	Thereafter	7,587

	Total contractual repayments	$278,641
	Investments in equity securities	104,896

	Total cost basis of investments held as of March 31, 2014:	$383,537

Financing Activities

Net cash used in financing activities for the year ended March 31, 2014, was $47.7 million and consisted primarily of net repayments of our short-term borrowings of $58 million and distributions to common stockholders of $18.8 million, partially offset by $30.3 million in net borrowings from our Credit Facility. Net cash provided by financing activities for the year ended March 31, 2013, was $34.1 million, consisting primarily of proceeds from the common stock issuance of $31 million and net borrowings on the short-term loan and Credit Facility in excess of repayments by $18 million, partially offset by $14.5 million in distributions to common stockholders.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.05 per common share for the six months from April 2013 through September 2013. From October 2013 through March 2014 our Board of Directors declared and paid monthly cash distributions of $0.06 per common share, which represented a 20% increase from the per common share distributions from April 2013 through September 2013. Additionally, our Board of Directors declared a one-time special distribution of $0.05 per common share for November 2013. In April 2014, our Board of Directors also declared a monthly distribution of $0.06 per common share for each of April, May and June 2014. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year ending March 31, 2015.

For the fiscal years ended March 31, 2014 and 2013, our distributions to common stockholders totaled $18.8 million and $14.5 million, respectively, and were less than our taxable income over the same years. At March 31, 2014 and 2013, we elected to treat $3.9 million and $3.1 million, respectively, of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the twelve months from April 2013 through March 2014. In April 2014, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of April, May and June 2014. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

Common Stock

Pursuant to our registration statement on Form N-2 (Registration No. 333-181879), on October 5, 2012, we completed a public offering of 4 million shares of our common stock at a public offering price of $7.50 per share, which was below then current NAV of $8.65 per share. Gross proceeds totaled $30 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On May 12, 2014, the closing market price of our common stock was $7.92 per share, representing a 5.0% discount to our NAV of $8.34 as of March 31, 2014. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2013 Annual Meeting of Stockholders held on August 8, 2013, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2014 Annual Meeting of Stockholders, scheduled to take place in August 2014, we expect to ask our stockholders to vote in favor of this proposal again so that it may be in effect for another year.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1.6 million shares of Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us were $38 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $2 million in total offering costs related to the offering, which have been recorded as an asset in accordance with GAAP and are being amortized over the redemption period ending February 28, 2017.

The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to $2.9 million per year). We are required to redeem all of the outstanding Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. The Term Preferred Stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the Term Preferred Stock have been paid in full. The Term Preferred Stock is not convertible into our common stock or any other security. In addition, three other potential redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Term Preferred Stock; (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and (3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of the Term Preferred Stock.

The Term Preferred Stock has been recorded as a liability in accordance with GAAP and, as such, affects our asset coverage, exposing us to additional leverage risks.

Revolving Credit Facility

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60 million to $70 million and to extend the revolving period, which was extended to April 30, 2016. If not renewed or extended by April 30, 2016, all principal and interest will be due and payable on or before April 30, 2017 (one year after the revolving period end date). In addition, there is one remaining one-year extension option to be agreed upon by all parties, which may be exercised on or before April 30, 2015. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, and the Credit Facility includes an unused fee of 0.50% on undrawn amounts. We incurred fees of $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Facility from $70 million to $105 million by entering into Joinder Agreements pursuant to the Credit Facility by and among Business Investment, the Administrative Agent, the Adviser and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility generally also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170 million as of March 31, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2014, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $260.8 million, an asset coverage of 298% and an active status as a BDC and RIC. As of May 12, 2014, we were in compliance with all covenants.

In December 2011, we entered into a forward interest rate cap agreement, effective May 2012, for a notional amount of $50 million. We incurred a premium fee of $29 in conjunction with this agreement, which expired in October 2013 and has resulted in a $29 realized loss for the year ended March 31, 2014. In July 2013, we entered into a forward interest rate cap agreement, effective October 2013 and expiring April 2016, for a notional amount of $45 million. We incurred a premium fee of $75 in conjunction with this agreement. Both of these interest rate cap agreements effectively limit the interest rate on a portion of the borrowings pursuant to the terms of the Credit Facility.

The Administrative Agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account, with The Bank of New York Mellon Trust Company, N.A. as custodian. The Administrative Agent is also the trustee of the account and generally remits the collected funds to us once a month.

Short-Term Loan

As of March 31, 2014, our asset composition satisfied the 50% threshold. However, excluding March 31, 2014, for each quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold to maintain our status as a RIC, in part, through the purchase of short-term qualified securities, which were funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. For example, for the December 31, 2013 measurement date, we purchased $10 million of T-Bills through Jefferies on December 27, 2013. The T-Bills were purchased on margin using $1.5 million in cash and the proceeds from an $8.5 million short-term loan from Jefferies with an effective annual interest rate of 1.35%. On January 2, 2014, when the T-Bills matured, we repaid the $8.5 million loan from Jefferies and received the $1.5 million margin payment sent to Jefferies to complete the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of March 31, 2014 and 2013 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $3.6 million of obligations of ASH and CCE. As of March 31, 2014, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of March 31, 2014, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Credit Facility	$61,250	$—	$61,250	$—	$—
Term Preferred Stock	40,000	—	—	40,000	—
Other secured borrowings	5,000	—	—	5,000	—
Interest payments on obligations(B)	15,169	5,851	9,048	270	—

Total	$121,419	$5,851	$70,298	$45,270	$—

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $10.4 million.
(B)	Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Interest payments on the Credit Facility include the principal interest and unused commitment fee. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

Litigation

We have been named a party to litigation described in Part 1 Item 3 above. While we believe plaintiffs’ claims are without merit and we intend to vigorously defend the case, we expect to incur attorneys fees and defense costs in the current quarter, which may negatively impact our liquidity and results. Depending on the duration of the suit and the outcome, defense costs, any damages resulting from litigation, a ruling against us or a settlement of the litigation could have a negative impact on our liquidity, including our cash flows, and our financial results in future periods.

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

As of March 31, 2014 and 2013, all of our investments were valued using Level 3 inputs. See Note 3–Investments in our accompanying notes to our Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

Professionals from the Adviser and Administrator (the “Valuation Team”) use generally accepted valuation techniques to value our portfolio unless it has specific information about the value of an investment to determine otherwise. From time to time we may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When these specific, third-party appraisals are obtained, the Valuation Team would use estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

In determining the value of our investments, the Valuation Team has established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team have applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

The Policy applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists.

Valuation Methods:

Publicly traded securities: The Valuation Team determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Valuation Team will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of March 31, 2014 and 2013, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Valuation Team values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, the Valuation Team assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if the Valuation Team concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, the Valuation Team bases the value of the security upon the indicative bid price

(“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Valuation Team uses the IBP as a basis for valuing the security, it may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent the Valuation Team has ready access to such qualified information.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Valuation Team will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by ASC 820, which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Valuation Team considers multiple inputs such as a risk-adjusted discount rate that incorporates adjustments that market participants would make both for nonperformance and liquidity risks. As such, the Valuation Team develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Valuation Team believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Valuation Team applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to the Valuation Team by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Valuation Team may also submit PIK interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

In the case of Non-Public Debt Securities, the Valuation Team has engaged SPSE to submit opinions of value for our debt securities that are issued by portfolio companies in which we own no equity, or equity-like securities. SPSE will only evaluate the debt portion of our investments for which the Valuation Team specifically requests evaluation, and may decline to make requested evaluations for any reason, at its sole discretion. Quarterly, the Valuation Team collects data with respect to the investments (which includes portfolio company financial and operational performance and the information described below under “—Credit Information,” the risk ratings of the loans described below under “—Loan Grading and Risk Rating” and the factors described hereunder). This portfolio company data is then forwarded to SPSE for review and analysis. SPSE makes its independent assessment of the data that the Valuation Team has assembled and assesses its independent data to form an opinion as to what they consider to be the market values for the securities. With regard to its work, SPSE has issued the following paragraph:

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

SPSE opinions of the value of our debt securities that are issued by portfolio companies in which we do not own equity, or equity-like securities are submitted to our Board of Directors along with the Valuation Team’s supplemental assessment and recommendation regarding valuation of each of these investments. The Valuation Team generally accepts the opinion of value given by SPSE; however, in certain limited circumstances, such as when the Valuation Team may learn new information regarding an investment between the time of submission to SPSE and the date of our Board of Directors’ assessment, the Valuation Team’s conclusions as to value may differ from the opinion of value delivered by SPSE. Our Board of Directors then reviews whether the Valuation Team has followed its established procedures for determinations of fair value and votes to accept or reject the recommended valuation of our investment portfolio.

Because there is a delay between when we close an investment and when the investment can be evaluated by SPSE, new loans are not valued immediately by SPSE; rather, the Valuation Team makes its own determination about the value of these investments in accordance with our Policy using the methods described herein.

(B)	Portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Valuation Team first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Valuation Team generally references industry statistics and may use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once the Valuation Team has estimated the TEV of the issuer, it will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Valuation Team’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Valuation Team may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)	Portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities: The Valuation Team values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Valuation Team has defined our “unit of account” at the investment level (either debt or equity) and as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Valuation Team estimates the fair value of the debt component using estimates of value provided by SPSE and the its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Valuation Team estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Valuation Team may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded non-control equity securities of other funds: The Valuation Team generally values any uninvested capital of the non-control fund at par value and values any invested capital at the NAV provided by the non-control fund.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. At times, the estimates of fair value calculated by the various valuation techniques (inclusive of the third-party valuations we receive) may materially differ from one another, resulting in a range of potential values. In these circumstances, the Valuation Team comes to its valuation conclusion based on all facts and circumstances considered, which is then presented to the Board for review and ultimate approval. In general, fair value is the amount that the Valuation Team might reasonably expect to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

Other Valuation Considerations

From time to time, depending on certain circumstances, the Valuation Team may use the following valuation considerations, including but not limited to:

•	the nature and realizable value of the collateral;

•	the portfolio company’s earnings and cash flows and its ability to make payments on its obligations;

•	the markets in which the portfolio company does business;

•	the comparison to publicly traded companies; and

•	DCF and other relevant factors.

Because such valuations, particularly valuations of private securities and private companies, are not susceptible to precise determination, may fluctuate over short periods of time, and may be based on estimates, the Valuation Team’s determinations of fair value may differ from the values that might have actually resulted had a readily available market for these securities been available.

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

The above scale gives an indication of the probability of default and the magnitude of the expected loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of March 31, 2014, Tread was the only portfolio investment on non-accrual with an aggregate fair value of $0. As of March 31, 2013, two investments, ASH and Tread, were on non-accrual with an aggregate fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of March 31, 2014 and 2013, representing 100%, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of March 31, 2014	As of March 31, 2013
Highest	9.1	7.4
Average	5.7	5.2
Weighted Average	5.2	5.3
Lowest	2.6	1.3

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. However, we did incur an excise tax of $0.3 million and $31 for the calendar years ended December 31, 2013 and 2012, respectively. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years must be used prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation. Our total capital loss carryforward balance was $8.7 million as of March 31, 2013, and, primarily as a result of the net $8.2 million capital gain related to the Venyu, ASH, Packerland and Noble exits or partial exits and other tax realized loss adjustments during the year ended March 31, 2014, we expect that all but $0.2 million in realized losses incurred in pre-enactment taxable years will be utilized during the fiscal year ended March 31, 2014.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2014, our loans to Tread were on non-accrual, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2013, ASH and Tread were on non-accrual, with an aggregate debt cost basis of $24.9 million, or 10.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. During the year ended March 31, 2014, we recorded PIK income of $0.1 million. We did not hold any loans in our portfolio that contained a PIK provision during the year ended March 31, 2013.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $4.2 million of success fees in aggregate during the year ended March 31, 2014 related to debt exits or prepayments from Venyu, Channel, Cavert, SOG, Mathey and Frontier. We recorded $0.8 million of success fees during the year ended March 31, 2013, representing prepayments received from Mathey and Cavert.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the year ended March 31, 2014, we recorded $1.4 million in dividend income related to the exit of Venyu. We recorded $4.1 million and $0.7 million in dividend income during the year ended March 31, 2013, on accrued preferred shares of Galaxy and Acme, respectively.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

Currently, all of our variable-rate loans have rates associated with either the current LIBOR or prime rate. As of March 31, 2014, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

82.5%	Variable rates with a floor
17.5	Fixed rates

100.0%	Total

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a Credit Facility providing for a $70 million revolving line of credit. On June 12, 2013, we further increased the borrowing capacity under the Credit Facility from $70 million to $105 million by adding two additional lenders. The Credit Facility revolving period ends on April 30, 2016, and, if not renewed or extended by the revolving period end date, all principal and interest will be due and payable on or before April 30, 2017 (one year after the revolving period end date). Advances under the Credit Facility will generally bear interest at the 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. In connection with Credit Facility, in July 2013, we entered into a forward interest rate cap agreement, effective October 2013 and expiring in April 2016. As of March 31, 2014, the interest rate cap agreement had a minimal fair value.

The current interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the one month LIBOR exceed the payments on the current notional amount at 6%. This agreement effectively caps our interest payments on our line of credit borrowings, up to the notional amount of the interest rate cap over the remaining term of the agreement. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates.

To illustrate the potential impact of changes in interest rates on our net (decrease) increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2014 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (a)	Increase in Interest Income	Increase (Decrease) in Interest Expense	Net (Decrease) Increase in Net Assets Resulting from Operations
Up 300 basis points	$1,563	$1,838	$(275)
Up 200 basis points	306	1,225	(919)
Up 100 basis points	22	612	(590)
Down 15 basis points	—	(93)	93

(a)	As of March 31, 2014, our effective average LIBOR was 0.15%, therefore the largest decrease in basis points that could occur was 15 basis points.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2014.

The effectiveness of our internal control over financial reporting as of March 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

May 13, 2014

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities as of March 31, 2014 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

May 13, 2014

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2014	2013

ASSETS
Investments at fair value
Control investments (Cost of $29,632 and $98,071 respectively)	$21,104	$98,515
Affiliate investments (Cost of $120,010 and $36,528, respectively)	87,849	18,216
Non-Control/Non-Affiliate investments (Cost of $233,895 and $191,822, respectively)	205,440	169,751

Total investments at fair value (Cost of $383,537 and $326,421, respectively)	314,393	286,482
Cash and cash equivalents	4,553	85,904
Restricted cash	5,314	626
Interest receivable	1,289	1,309
Due from custodian	1,704	1,677
Deferred financing costs	2,355	2,336
Other assets	1,086	1,469

TOTAL ASSETS	$330,694	$379,803

LIABILITIES
Borrowings:
Short-term loan at fair value (Cost of $0 and $58,016, respectively)	$—	$58,016
Line of credit at fair value (Cost of $61,250 and $31,000, respectively)	61,701	31,854
Other secured borrowings	5,000	5,000

Total borrowings	66,701	94,870
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding as of March 31, 2014 and 2013	40,000	40,000
Accounts payable and accrued expenses	665	1,069
Fees due to Adviser(A)	1,225	2,067
Fee due to Administrator(A)	224	221
Other liabilities	1,042	613

TOTAL LIABILITIES	109,857	138,840

Commitments and contingencies(B)

NET ASSETS	$220,837	$240,963

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 26,475,958 shares issued and outstanding as of March 31, 2014 and 2013, respectively	$26	$26
Capital in excess of par value	287,062	287,713
Cumulative net unrealized depreciation of investments	(69,144)	(39,939)
Cumulative net unrealized depreciation of other	(525)	(883)
Net investment income in excess of distributions	3,616	2,691
Accumulated net realized loss	(198)	(8,645)

TOTAL NET ASSETS	$220,837	$240,963

NET ASSET VALUE PER SHARE AT END OF YEAR	$8.34	$9.10

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2014	2013	2012
INVESTMENT INCOME
Interest income:
Control investments	$5,642	$6,388	$4,972
Affiliate investments	3,625	3,114	1,497
Non-Control/Non-Affiliate investments	21,190	15,292	13,112
Cash and cash equivalents	3	4	7

Total interest income	30,460	24,798	19,588
Other income:
Control investments	3,295	4,106	—
Affiliate investments	1,299	—	—
Non-Control/Non-Affiliate investments	1,210	1,634	1,654

Total other income	5,804	5,740	1,654

Total investment income	36,264	30,538	21,242

EXPENSES
Base management fee(A)	6,207	5,412	4,386
Incentive fee(A)	3,983	2,585	19
Administration fee(A)	863	785	684
Interest expense on borrowings	2,075	1,127	768
Dividends on mandatorily redeemable preferred stock	2,850	2,850	198
Amortization of deferred financing costs	1,024	791	459
Professional fees	805	541	591
Other general and administrative expenses	1,459	1,287	1,554

Expenses before credits from Adviser	19,266	15,378	8,659
Credits to fees(A)	(2,309)	(1,328)	(1,160)

Total expenses net of credits to fees	16,957	14,050	7,499

NET INVESTMENT INCOME	$19,307	$16,488	$13,743

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized gain:
Control investments	24,838	(6)	(269)
Affiliate investments	(1,763)	—	—
Non-Control/Non-Affiliate investments	(14,834)	849	5,360
Other	(29)	(41)	(40)

Total net realized gain	8,212	802	5,051
Net unrealized (depreciation) appreciation:
Control investments	(21,343)	27,740	396
Affiliate investments	(1,481)	(19,214)	1,945
Non-Control/Non-Affiliate investments	(6,382)	(7,722)	822
Other	358	(815)	9

Total net unrealized (depreciation) appreciation	(28,848)	(11)	3,172

Net realized and unrealized (loss) gain	(20,636)	791	8,223

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,329)	$17,279	$21,966

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.73	$0.68	$0.62

Net (decrease) increase in net assets resulting from operations	$(0.05)	$0.71	$0.99

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,475,958	24,189,148	22,080,133

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2014	2013	2012
OPERATIONS:
Net investment income	$19,307	$16,488	$13,743
Net realized gain on investments	8,241	843	5,091
Net realized loss on other	(29)	(41)	(40)
Net unrealized (depreciation) appreciation of investments	(29,206)	804	3,163
Net unrealized appreciation (depreciation) of other	358	(815)	9

Net (decrease) increase in net assets from operations	(1,329)	17,279	21,966

EQUITY CAPITAL ACTIVITY:
Issuance of common stock	—	32,969	—
Shelf offering registration costs, net	—	(1,954)	—
Distributions to common stockholders from net investment income	(18,797)	(14,547)	(13,579)

Net (decrease) increase in net assets from equity capital activity	(18,797)	16,468	(13,579)

Total (decrease) increase in net assets	(20,126)	33,747	8,387
Net assets at beginning of year	240,963	207,216	198,829

Net assets at end of year	$220,837	$240,963	$207,216

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(1,329)	$17,279	$21,966
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(132,203)	(87,607)	(91,298)
Principal repayments of investments	51,828	25,243	19,154
Proceeds from the sale of investments	31,587	3,181	8,031
Increase in investment balance due to paid in kind interest	(88)	—	—
Net realized gain on investments	(8,241)	(843)	(5,091)
Net realized loss on other	29	41	40
Net unrealized depreciation (appreciation) of investments	29,206	(804)	(3,163)
Net unrealized (appreciation) depreciation of other	(358)	815	(9)
Amortization of deferred financing costs	1,024	791	459
(Increase) decrease in restricted cash	(4,688)	1,302	2,571
Decrease (increase) in interest receivable	20	(59)	(513)
Increase in due from custodian	(27)	(150)	(668)
Decrease (increase) in other assets	383	(867)	162
(Decrease) increase in accounts payable and accrued expenses	(345)	613	197
(Decrease) increase in fees due to Adviser(A)	(842)	1,571	(3)
Increase in administration fee payable to Administrator(A)	3	3	47
Increase (decrease) in other liabilities	429	(243)	(553)

Net cash used in operating activities	(33,612)	(39,734)	(48,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of expenses	—	31,015	—
Proceeds from short-term loans	56,514	250,063	254,507
Repayments on short-term loans	(114,530)	(268,052)	(218,502)
Proceeds from Credit Facility	145,350	144,000	59,200
Repayments on Credit Facility	(115,100)	(113,000)	(59,200)
Proceeds from other secured borrowings	—	5,000	—
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	40,000
Purchase of derivatives	(75)	—	(29)
Payment of deferred financing costs	(1,101)	(387)	(2,760)
Distributions paid to common stockholders	(18,797)	(14,547)	(13,579)

Net cash (used in) provided by financing activities	(47,739)	34,092	59,637

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(81,351)	(5,642)	10,966
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	85,904	91,546	80,580

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,553	$85,904	$91,546

CASH PAID DURING YEAR FOR INTEREST	$1,952	$1,079	$777

NON-CASH ACTIVITIES(B)	$—	$4,106	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	2013:	In February 2013, we recapitalized our investment in Galaxy Tool Holdings Corp. (“Galaxy”), converting $8.2 million of Galaxy preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. We recognized $4.1 million in dividend income on our Consolidated Statements of Operations during the year ended March 31, 2013 related to this recapitalization.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2017)	$15,520	$15,520	$15,520
		Preferred Stock (6,039,387 shares)(C)(F)		11,464	2,992
		Common Stock (88,843 shares)(C)(F)		48	—

				27,032	18,512

NDLI Acquisition Inc.	Cargo Transport	Preferred Stock (2,600 shares)(C)(F)		2,600	2,592
		Common Stock (545 shares)(C)(F)		—	—

				2,600	2,592

Total Control Investments (represents 6.7% of total investments at fair value)				$29,632	$21,104

AFFILIATE INVESTMENTS:
Behrens Manufacturing, LLC	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.0%, Due 12/2018)	$9,975	$9,975	$9,975
		Preferred Stock (2,923 shares) (C)(F)		2,922	2,754

				12,897	12,729

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)		2,864	3,122
		Common Stock (2,279,020 shares)(C)(F)		—	—

				2,864	3,122

Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Line of Credit, $700 available (4.0%, Due 8/2015)(D)	3,450	3,450	690
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	515
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	1,759
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	236
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock (1,241 shares)(C)(F)		3	—

				18,473	3,200

Edge Adhesives Holdings, Inc.	Diversified/Conglomerate Manufacturing	Line of Credit, $705 available (10.5%, Due 8/2014)(H)	795	795	795
		Senior Term Debt (12.5%, Due 2/2019)(H)	9,300	9,300	9,300
		Senior Subordinated Term Debt (13.5%, Due 2/2019)(H)	2,400	2,400	2,400
		Preferred Stock (3,474 shares) (C)(F)(H)		3,474	3,474

				15,969	15,969

Head Country Food Products, Inc.	Beverage, Food and Tobacco	Line of Credit, $500 available (10.0%, Due 8/2014)(H)	—	—	—
		Senior Term Debt (12.5%, Due 2/2019)(H)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(H)		4,000	4,000

				13,050	13,050

Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018) (D)	9,660	9,660	9,672
		Preferred Stock (3,381 shares) (C)(F)		3,381	3,468

				13,041	13,140

SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	8,240

				28,148	26,639

Tread Corp.	Oil and Gas	Line of Credit, $779 available (12.5%, Due 6/2014)(G)	2,471	2,471	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				15,568	—

Total Affiliate Investments (represents 27.9% of total investments at fair value)				$120,010	$87,849

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	11,276
		Common Stock (418,072 shares)(C)(F)		1,045	—
		Common Stock Warrants (465,639 shares)(C)(F)		25	—

				22,554	25,776

Alloy Die Casting Corp.	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.5%, Due 10/2018)(D)	12,215	12,215	12,261
		Preferred Stock (4,064 shares)(C)(F)		4,064	1,948
		Common Stock (630 share)(C)(F)		41	—

				16,320	14,209

Auto Safety House, LLC	Automobile	Revolving Credit Facility, $1,000 available (7.0%, Due 10/2018)(D)	5,000	5,000	4,925
		Guaranty ($500)
		Guaranty ($250)

				5,000	4,925

B-Dry, LLC	Buildings and Real Estate	Line of Credit, $0 available (6.5%, Due 5/2014)	750	750	566
		Senior Term Debt (13.5%, Due 5/2014)	6,433	6,443	4,865
		Senior Term Debt (13.5%, Due 5/2014)	2,840	2,840	2,144
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	7,575

Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)		1,845	3,023

				1,845	3,023

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)		7,725	3,670
		Guaranty ($2,000)
		Guaranty ($878)

				11,725	7,670

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	1,351
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	12,264

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	1,522
		Common Stock (152 shares)(C)(F)		152	843

				14,025	14,865

Funko, LLC	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,587	7,587	7,729
		Preferred Stock (1,305 shares)(C)(F)		1,305	2,276

				8,892	10,005

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinate Term Debt (13.5%, Due 1/2018) (I)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	3,082
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	16,132

Jackrabbit, Inc.	Farming and Agriculture	Line of Credit, $3,000 available (13.5%, Due 4/2014)	—	—	—
		Senior Term Debt (13.5%, Due 4/2018)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)		3,556	1,963
		Common Stock (548 shares)(C)(F)		94	—

				14,650	12,963

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (10.0%, Due 3/2016)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2016)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2016)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	4,895

				9,379	13,497

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,628
		Preferred Stock (27,900 shares)(C)(F)		2,790	1,086
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	14,714

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

Noble Logistics, Inc.	Cargo Transport	Line of Credit, $0 available (10.5%, Due 1/2015)(D)	800	800	204
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	1,842
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	931
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	931

				15,327	3,908

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Senior Term Debt (14.0%, Due 12/2015)	5,617	5,617	5,617
		Preferred Stock (19,091 shares)(C)(F)		1,909	—
		Common Stock (90,909 shares)(C)(F)		91	—

				7,617	5,617

Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)		3,397	5,056

				3,397	5,056

SBS, Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	1,064
		Common Stock (221,500 shares)(C)(F)		221	—

				13,570	12,419

Schylling Investments, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.0%, Due 8/2017)(D)	13,081	13,081	13,228
		Preferred Stock (4,000 shares) (C)(F)		4,000	—

				17,081	13,228

Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)(D)	7,500	7,500	7,594
		Preferred Stock (1,499 shares)(C)(F)		1,499	—
		Common Stock (600 shares)(C)(F)		1	—

				9,000	7,594

Total Non-Control/Non-Affiliate Investments (represents 65.4% of total investments at fair value)				$233,895	$205,440

TOTAL INVESTMENTS(J)				$383,537	$314,393

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2014, and due date represents the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2014.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2014 best represents fair value as of March 31, 2014.
(I)	$5 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for accounting principles generally accepted in the U.S. (“GAAP”) purposes.
(J)	Cumulative gross unrealized depreciation for federal income tax purposes is $83,197; cumulative gross unrealized appreciation for federal income tax purposes is $13,913. Cumulative net unrealized depreciation is $69,284, based on a tax cost of $383,677.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

CONTROL INVESTMENTS:
Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Line of Credit, $282 available (4.0%, Due 8/2015)(D)	$2,868	$2,868	$717
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	644
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	2,199
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	287
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock Warrants (420 shares)(C)(F)		3	—

				17,891	3,847

Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2017)	15,520	15,520	15,520
		Preferred Stock (5,373,186 shares)(F)		11,464	5,356
		Common Stock (48,093 shares)(C)(F)		48	—

				27,032	20,876

SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	11,423

				28,148	29,822

Venyu Solutions, Inc.	Electronics	Senior Subordinated Term Debt (11.3%, Due 10/2015)	7,000	7,000	7,000
		Senior Subordinated Term Debt (14.0%, Due 10/2015)	12,000	12,000	12,000
		Preferred Stock (5,400 shares)(C)(F)		6,000	24,970

				25,000	43,970

Total Control Investments (represents 34.4% of total investments at fair value)				$98,701	$98,515

AFFILIATE INVESTMENTS:
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Line of Credit, $0 available (7.0%, Due 5/2013)(D)	$1,250	$1,250	$1,248
		Senior Term Debt (8.3%, Due 12/2014)(D)	5,596	5,596	5,589
		Senior Term Debt (12.3%, Due 12/2016)(D)	10,750	10,750	10,737
		Preferred Stock (1,599 shares)(C)(F)		1,599	275
		Common Stock (1,598,616 shares)(C)(F)		—	—

				19,195	17,849

Packerland Whey Products, Inc.	Beverage, Food, and Tobacco	Preferred Stock (248 shares)(C)(F)		2,479	367
		Common Stock (247 shares)(C)(F)		21	—

				2,500	367

Tread Corp.	Oil and Gas	Line of Credit, $1,014 available (12.5%, Due 6/2013)(G)	1,736	1,736	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(G)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 5/2013)(G)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 5/2015)(G)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(D)(G)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				14,833	—

Total Affiliate Investments (represents 6.4% of total investments at fair value)				$36,528	$18,216

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS:
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(F)		6,984	11,292
		Common Stock (418,072 shares)(C)(F)		1,045	1,179
		Common Stock Warrants (465,639 shares)(C)(F)		25	369

				22,554	27,340

Auto Safety House, LLC	Automobile	Line of Credit, $288 available (3.0%, Due 3/2015)(G)	7,912	7,856	—
		Senior Subordinated Term Debt (2.0%, Due 3/2015)(G)	6,250	6,050	—
		Preferred Stock (4,644 shares)(C)(F)		2,500	—
		Common Stock (1 share)(C)(F)		—	—
		Common Stock Warrants (73,599 shares)(C)(F)		4	—
		Guaranty ($500)		—	—

				16,410	—

B-Dry, LLC	Buildings and Real Estate	Line of Credit, $0 available (6.5%, Due 5/2014)(D)	750	750	450
		Senior Term Debt (14.0%, Due 5/2014)(D)	6,433	6,443	3,866
		Senior Term Debt (14.0%, Due 5/2014)(D)	2,840	2,840	1,704
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	6,020

Cavert II Holding Corp.	Containers, Packaging, and Glass	Senior Subordinated Term Debt (11.8%, Due 4/2016)(D)	2,200	2,200	2,258
		Subordinated Term Debt (13.0%, Due 4/2016)(D)	4,671	4,671	4,805
		Preferred Stock (18,446 shares)(C)(F)		1,844	2,803

				8,715	9,866

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(F)		7,725	3,467
		Guaranty ($2,000)		—	—
		Guaranty ($1,370)		—	—

				11,725	7,467

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(F)		3,375	3,511
		Common Stock (5,372 shares)(C)(F)		63	676

				14,351	15,100

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	653
		Common Stock (152 shares)(C)(F)		153	—

				14,026	13,153

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinate Term Debt (13.5%, Due 1/2018)(H)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	8,783
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	21,833

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (10.0%, Due 3/2014)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2014)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2014)(E)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,817

				9,379	14,419

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(D)	13,560	13,560	13,679
		Preferred Stock (27,900 shares)(C)(F)		2,790	3,051
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	16,730

Noble Logistics, Inc.	Cargo Transport	Line of Credit, $0 available (10.5%, Due 1/2015)(D)	800	800	360
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	3,252
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	1,643
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	1,643
		Preferred Stock (1,075,000 shares)(C)(F)		1,750	—
		Common Stock (1,682,444 shares)(C)(F)		1,682	—

				18,759	6,898

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Senior Term Debt (14.0%, Due 12/2015)	7,775	7,775	7,775
		Preferred Stock (19,091 shares)(C)(F)		1,909	2,273
		Common Stock (90,909 shares)(C)(F)		90	955

				9,774	11,003

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2013

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Preferred Stock (388 shares)(C)(F)		$2,950	$1,679
		Common Stock (35,242 shares)(C)(F)		447	—

				3,397	1,679

SBS, Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,253
		Common Stock (221,500 shares)(C)(F)		221	4,635

				13,570	18,243

Total Non-Control/Non-Affiliate Investments (represents 59.2% of total investments at fair value)				$191,822	$169,751

TOTAL INVESTMENTS(I)				$326,421	$286,482

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average interest rates in effect as of March 31, 2013, and due date represents the contractual maturity date.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2013.
(E)	LOT of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt and before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for GAAP purposes.
(I)	Aggregate gross unrealized depreciation for federal income tax purposes is $78,959; aggregate gross unrealized appreciation for federal income tax purposes is $38,650. Net unrealized depreciation is $40,309 based on a tax cost of $326,792.

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

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 14—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

Basis of Presentation

These Consolidated Financial Statements and the accompanying notes are prepared in accordance with GAAP and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revisions

Certain amounts in the prior year’s financial statements have been revised to correct the presentation for the year ended March 31, 2014 with no effect on our financial condition or results of operations. The specific amounts that were revised relate to our change in the classification of certain of our investments between control, affiliate and non-control/non-affiliate. See “Classification of Investments” below for the current definition of each. The general change in the definition from prior reported periods to the year ended March 31, 2014, relate to the use of voting equity securities as the primary determinate of classification compared to the use of both voting and non-voting equity securities in prior periods. Management evaluated this error in presentation and concluded it was not material to any previously issued financial statements for the years ended March 31, 2013 and 2012. The impact of the revision is shown in the table below:

	As of March 31, 2013
	As Previously Reported	As Revised
Investments at fair value
Control investments	$243,803	$98,515
Affiliate investments	36,659	18,216
Non-Control/Non-Affiliate investments	6,020	169,751

Total investments at fair value	$286,482	$286,482

	Year Ended March 31, 2013		Year Ended March 31, 2012
	As Previously Reported	As Revised	As Previously Reported	As Revised
Interest income
Control investments	$17,568	$6,388	$12,548	$4,972
Affiliate investments	5,897	3,114	5,593	1,497
Non-Control/Non-Affiliate investments	1,329	15,292	1,440	13,112
Cash and cash equivalents	4	4	7	7

Total interest income	24,798	24,798	19,588	19,588

Other income
Control investments	5,339	4,106	1,477	—
Affiliate investments	401	—	—	—
Non-Control/Non-Affiliate investments	—	1,634	177	1,654

Total other income	5,740	5,740	1,654	1,654

Net realized gain
Control investments	843	(6)	5,087	(269)
Non-Control/Non-Affiliate investments	—	849	4	5,360
Other	(41)	(41)	(40)	(40)

Total net realized gain	802	802	5,051	5,051

Net unrealized (depreciation) appreciation
Control investments	9,480	27,740	3,045	396
Affiliate investments	(4,723)	(19,214)	(596)	1,945
Non-Control/Non-Affiliate investments	(3,953)	(7,722)	714	822
Other	(815)	(815)	9	9

Total net unrealized (depreciation) appreciation	$(11)	$(11)	$3,172	$3,172

Additionally, certain investments in our Consolidated Schedule of Investments as of March 31, 2013 were moved based upon their new classifications.

Classification of Investments

In accordance with the BDC regulations in the 1940 Act, we classify portfolio investments on our accompanying Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations and Consolidated Schedules of Investments into the following categories:

•	Control Investments—Control investments are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25% of the issued and outstanding voting securities;

•	Affiliate Investments—Affiliate investments are those in which we own, with the power to vote, between 5% and 25% of the issued and outstanding voting securities that are not otherwise classified as Control Investments; and

•	Non-Control/Non-Affiliate Investments—Non-Control/Non-Affiliate investments are those that are neither Control nor Affiliate investments and in which we typically own less than 5% of the issued and outstanding voting securities.

Consolidation

Under Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Cash and cash equivalents

We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value. We place our cash with financial institutions, and at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions.

Restricted Cash

Restricted cash is cash held in escrow that was generally received as part of an investment exit. Restricted cash is carried at cost, which approximates fair value.

Investment Valuation Policy

We carry our investments at fair value to the extent that market quotations are readily available and reliable and otherwise at fair value as determined in good faith by our board of directors (our “Board of Directors”). In determining the fair value of our investments, we have established an investment valuation policy (the “Policy”). The Policy has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the professionals from the Adviser and Administrator (the “Valuation Team”) have applied the Policy consistently and votes whether to accept the recommended valuation of our investment portfolio. Such determination of fair values may involve subjective judgments and estimates.

The Valuation Team uses valuation techniques in accordance with GAAP to value our portfolio. From time to time, the Valuation Team may accept an appraisal of a business in which we hold securities. These appraisals are expensive and occur infrequently, but provide a third-party valuation opinion that may differ in results, techniques and scope used to value our investments. When the Valuation Team obtains these specific third-party appraisals, the Valuation Team uses estimates of value provided by such appraisals and its own assumptions, including estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date, to value our investments.

The Policy, summarized below, applies to publicly traded securities, securities for which a limited market exists and securities for which no market exists.

Publicly traded securities: The Valuation Team determines the value of a publicly traded security based on the closing price for the security on the exchange or securities market on which it is listed and primarily traded on the valuation date. To the extent that we own a restricted security that is not freely tradable, but for which a public market otherwise exists, the Valuation Team will use the market value of that security adjusted for any decrease in value resulting from the restrictive feature. As of March 31, 2014 and 2013, we did not have any investments in publicly traded securities.

Securities for which a limited market exists: The Valuation Team values securities that are not traded on an established secondary securities market, but for which a limited market for the security exists, such as certain participations in, or assignments of, syndicated loans, at the quoted bid price, which are non-binding. In valuing these assets, the Valuation Team assesses trading activity in an asset class and evaluates variances in prices and other market insights to determine if any available quoted prices are reliable. In general, if the Valuation Team concludes that quotes based on active markets or trading activity may be relied upon, firm bid prices are requested; however, if firm bid prices are unavailable, the Valuation Team bases the value of the security upon the indicative bid price (“IBP”) offered by the respective originating syndication agent’s trading desk, or secondary desk, on or near the valuation date. To the extent that the Valuation Team uses the IBP as a basis for valuing the security, it may take further steps to consider additional information to validate that price in accordance with the Policy, including but not limited to reviewing a range of indicative bids to the extent the Valuation Team has ready access to such qualified information.

In the event these limited markets become illiquid such that market prices are no longer readily available, the Valuation Team will value our syndicated loans using alternative methods, such as estimated net present values of the future cash flows or discounted cash flows (“DCF”). The use of a DCF methodology follows that prescribed by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which provides guidance on the use of a reporting entity’s own assumptions about future cash flows and risk-adjusted discount rates when relevant observable inputs, such as quotes in active markets, are not available. When relevant observable market data does not exist, an alternative outlined in ASC 820 is the valuation of investments based on DCF. For the purposes of using DCF to provide fair value estimates, the Valuation Team considers multiple inputs, such as a risk-adjusted discount rate that incorporates adjustments that market participants would make, both for nonperformance and liquidity risks. As such, the Valuation Team develops a modified discount rate approach that incorporates risk premiums including, among other things, increased probability of default, higher loss given default or increased liquidity risk. The DCF valuations applied to the syndicated loans provide an estimate of what the Valuation Team believes a market participant would pay to purchase a syndicated loan in an active market, thereby establishing a fair value. The Valuation Team applies the DCF methodology in illiquid markets until quoted prices are available or are deemed reliable based on trading activity.

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

(A)	Portfolio investments comprised solely of debt securities: Debt securities that are not publicly traded on an established securities market, or for which a market does not exist (“Non-Public Debt Securities”), and that are issued by portfolio companies in which we have no equity or equity-like securities, are fair valued utilizing opinions of value submitted to the Valuation Team by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”) and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Valuation Team may also submit paid-in-kind (“PIK”) interest to SPSE for its evaluation when it is determined that PIK interest is likely to be received.

(B)	Portfolio investments in controlled companies comprised of a bundle of securities, which can include debt and equity securities: The fair value of these investments is determined based on the total enterprise value (“TEV”) of the portfolio company, or issuer, utilizing a liquidity waterfall approach under ASC 820 for our Non-Public Debt Securities and equity or equity-like securities (e.g., preferred equity, common equity or other equity-like securities) that are purchased together as part of a package, where we control or could gain control through an option or warrant security; both the debt and equity securities of the portfolio investment would exit in the mergers and acquisitions market as the principal market, generally through a sale or recapitalization of the portfolio company. We generally exit the debt and equity securities of an issuer at the same time. Applying the liquidity waterfall approach to all of our investments in an issuer, the Valuation Team first calculates the TEV of the issuer by incorporating some or all of the following factors:

•	the issuer’s ability to make payments;

•	the earnings of the issuer;

•	recent sales to third parties of similar securities;

•	the comparison to publicly traded securities; and

•	DCF or other pertinent factors.

In gathering the sales to third parties of similar securities, the Valuation Team generally references industry statistics and may use outside experts. TEV is only an estimate of value and may not be the value received in an actual sale. Once the Valuation Team has estimated the TEV of the issuer, it will subtract the value of all the debt securities of the issuer, which are valued at the contractual principal balance. Fair values of these debt securities are discounted for any shortfall of TEV over the total debt outstanding for the issuer. Once the values for all outstanding senior securities, which include all the debt securities, have been subtracted from the TEV of the issuer, the remaining amount, if any, is used to determine the value of the issuer’s equity or equity-like securities. If, in the Valuation Team’s judgment, the liquidity waterfall approach does not accurately reflect the value of the debt component, the Valuation Team may recommend that we use a valuation by SPSE, or, if that is unavailable, a DCF valuation technique.

(C)

Portfolio investments in non-controlled companies comprised of a bundle of securities, which can include debt and equity securities: The Valuation Team values Non-Public Debt Securities that are purchased together with equity or equity-like securities from the same portfolio company, or issuer, for which we do not control or cannot gain control as of the measurement date, using a hypothetical secondary market as our principal market. In accordance with ASC 820 (as amended by the FASB’s Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” (“ASU 2011-04”)), the Valuation Team has defined our “unit of account” at the investment level (either debt or equity) and as such determines our fair value of these non-control investments assuming the sale of an individual security using the standalone premise of value. As such, the Valuation Team estimates the fair value of the debt component using estimates of value provided by SPSE and its own assumptions in the absence of observable market data, including synthetic credit ratings, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. For equity or equity-like securities of investments for which we do not control or cannot gain control as of the measurement date, the Valuation Team estimates the fair value of the equity based on factors such as the overall value of the issuer, the relative fair value of other units of account, including debt, or other relative value approaches. Consideration is also given to capital structure and other contractual obligations that may impact the fair value of the equity. Furthermore, the Valuation Team may utilize comparable values of similar companies, recent investments and indices with similar structures and risk characteristics or DCF valuation techniques and, in the absence of other observable market data, its own assumptions.

(D)	Portfolio investments comprised of non-publicly traded, non-control equity securities of other funds: The Valuation Team generally values any uninvested capital of the non-control fund at par value and values any invested capital at the net asset value (“NAV”) provided by the non-control fund.

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly and materially from the values that would have been obtained had a ready market for the securities existed. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. There is no single standard for determining fair value in good faith, as fair value depends upon circumstances of each individual case. At times, the estimates of fair value calculated by the various valuation techniques (inclusive of the third-party valuations we receive) may materially differ from one another, resulting in a range of potential values. In these circumstances, the Valuation Team comes to its valuation conclusion based on all facts and circumstances considered, which is then presented to the Board for review and ultimate approval. In general, fair value is the amount that the Valuation Team might reasonably expect us to receive upon the current sale of the security in an orderly transaction between market participants at the measurement date.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2014, our loans to Tread Corp. (“Tread”) were on non-accrual, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2013, ASH Holdings Corp. (“ASH”) and Tread were on non-accrual, with an aggregate debt cost basis of $24.9 million, or 10.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. During the year ended March 31, 2014, we recorded PIK income of $0.1 million. We did not hold any loans in our portfolio that contained a PIK provision during the year ended March 31, 2013. During the year ended March 31, 2012, we recorded PIK income of $7.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $4.2 million of success fees in aggregate during the year ended March 31, 2014 related to debt exits or prepayments from Venyu Solutions, Inc. (“Venyu”), Channel Technologies Group, LLC (“Channel”), Cavert II Holding Corp. (“Cavert”), SOG Specialty K&T, LLC (“SOG”), Mathey Investments, Inc. (“Mathey”) and Frontier Packaging, Inc. (“Frontier”). We recorded $0.8 million of success fees during the year ended March 31, 2013, representing prepayments received from Mathey and Cavert. During the year ended March 31, 2012, we recorded success fees of $0.7 million representing prepayments received from Mathey and Cavert.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the year ended March 31, 2014, we recorded $1.4 million in dividend income related to the exit of Venyu. We recorded $4.1 million and $0.7 million in dividend income during the year ended March 31, 2013, on accrued preferred shares of Galaxy and Acme Cryogenics, Inc. (“Acme”), respectively. During the year ended March 31, 2012, we recorded and collected $0.7 million of dividends on accrued preferred shares in connection with the recapitalization of Cavert.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administration fees. Costs associated with our line of credit and the issuance of the 7.125% Series A Cumulative Term Preferred Stock, par value $0.001 per share (“Term Preferred Stock”), are deferred and amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. See Note 6—Mandatorily Redeemable Preferred Stock for further discussion on the Term Preferred Stock.

Related Party Costs

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee.

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator whereby we pay separately for administrative services. These fees are accrued when the services are performed and generally paid one month in arrears. Refer to Note 4—Related Party Transactions for additional information regarding these related party costs and agreements.

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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our Consolidated Financial Statements. Our federal tax returns for fiscal years 2011, 2012 and 2013 remain subject to examination by the Internal Revenue Service.

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

As of March 31, 2014 and 2013, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended March 31, 2014 and 2013, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of March 31, 2014 and 2013, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities
	March 31, 2014	March 31, 2013
Control Investments
Senior debt	$—	$22,246
Senior subordinated debt	15,520	34,520
Preferred equity	5,584	41,749

Total Control Investments	21,104	98,515

Affiliate Investments
Senior debt	60,391	17,573
Senior subordinated debt	2,400	—
Preferred equity	25,058	643

Total Affiliate Investments	87,849	18,216

Non-Control/Non-Affiliate Investments
Senior debt	109,479	64,063
Senior subordinated debt	52,907	52,291
Preferred equity	32,259	39,765
Common equity/equivalents	10,795	13,632

Total Non-Control/Non-Affiliate Investments	205,440	169,751

Total Investments at fair value using Level 3 inputs	$314,393	$286,482

Cash Equivalents using Level 1 inputs	—	65,000

Total Investments and Cash Equivalents	$314,393	$351,482

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2014 and 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy, the Adviser may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2014	Fair Value as of March 31, 2013	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of March 31, 2014	Range / Weighted Average as of March 31, 2013
Senior debt	$115,081	$69,544	TEV	EBITDA multiples(B)	3.4x – 7.3x / 5.1x	4.6x – 7.3x / 5.6x
				EBITDA(B)	$1,558 – $6,230 / $3,609	($997) – $6,640 / $3,752
	54,789	34,338	SPSE(A)	EBITDA(B)	$118 – $3,818 / $1,956	$29 – $3,225 / $1,248
				Risk Ratings(C)	4.3 – 6.0 / 5.2	3.7 – 6.9 / 5.1
Senior subordinated debt	49,470	66,070	TEV	EBITDA multiples(B)	4.1x – 7.3x / 5.0x	4.5x – 9.7x / 6.5x
				EBITDA(B)	$36 – $6,156 / $4,159	($2,866) – $8,695 / $4,400
	21,357	20,741	SPSE(A)	EBITDA(B)	$5,446 – $9,978 / $7,072	$5,169 – $6,026 / $5,738
				Risk Ratings(C)	5.3 – 5.8 / 5.5	4.1 – 6.2 / 4.8
Preferred equity	62,901	82,157	TEV	EBITDA multiples(B)	3.5x – 8.5x / 5.1x	4.2x – 9.7x / 5.9x
				EBITDA(B)	$36 – $10,621 / $4,266	($2,866) – $8,695 / $4,344
Common equity/equivalents	10,795	13,632	TEV	EBITDA multiples(B)	3.4x – 16.0x / 10.5x	3.7x – 7.8x / 6.2x
				EBITDA(B)	$36 – $10,621 / $6,008	($2,866) – $6,026 / $1,959

Total	$314,393	$286,482

(A)	SPSE makes an independent assessment of the data the Adviser submits to them (which includes the financial and operational performance, as well as the Adviser’s internally assessed risk ratings of the portfolio companies – see footnote (C) below) and its own independent data to form an opinion as to what they consider to be the market values for our securities. With regard to its work, SPSE has stated that the data submitted to us is proprietary in nature.
(B)	Adjusted earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) is an unobservable input, which is generally based on the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies. EBITDA multiples, generally indexed, represent the Adviser’s estimate of where market participants might price these investments. For our bundled debt and equity investments, the EBITDA and EBITDA multiple inputs are used in the TEV fair value determination, and the issuer’s debt, equity, and/or equity-like securities are valued in accordance with the Adviser’s liquidity waterfall approach. In limited cases, the revenue from the most recently available trailing twelve month financial statements submitted to the Adviser from the portfolio companies and the related revenue multiples, generally indexed, are used to provide a TEV fair value determination of our bundled debt and equity investments.
(C)	As part of the Adviser’s valuation procedures, it risk rates all of our investments in debt securities. The Adviser uses a proprietary risk rating system for all debt securities. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. The risk rating system covers both qualitative and quantitative aspects of the portfolio company business and the securities we hold.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended March 31, 2014 and 2013 for all investments for which we determine fair value using unobservable (Level 3) factors. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). In these cases, we categorize the fair value measurement in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. Accordingly, the gains and losses in the tables below include changes in fair value, due in part to observable factors that are part of the valuation methodology.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Fiscal Year 2014:

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2014:
Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482
Total (loss) gain:
Net realized (loss) gain(A)	(2,856)	(6,050)	18,806	(1,659)	8,241
Net unrealized depreciation(B)	3,165	(660)	(25,000)	(5,921)	(28,416)
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	2,274	5,874	(10,644)	1,706	(790)
New investments, repayments and settlements(C):
Issuances / Originations	88,267	11,818	32,067	139	132,291
Settlements / Repayments	(24,862)	(26,966)	—	—	(51,828)
Sales	—	—	(31,535)	(52)	(31,587)
Transfers(D)	—	—	(2,950)	2,950	—

Fair value as of March 31, 2014	$169,870	$70,827	$62,901	$10,795	$314,393

Fiscal Year 2013:

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2013:
Fair value as of March 31, 2012	$94,886	$70,661	$46,669	$13,436	$225,652
Total gain (loss):
Net realized gain(A)	—	—	—	843	843
Net unrealized (depreciation) appreciation(B)	(16,273)	(6,935)	24,562	(550)	804
New investments, repayments and settlements(C):
Issuances / Originations	35,132	33,271	18,925	279	87,607
Settlements / Repayments	(9,863)	(15,380)	—	—	(25,243)
Sales	—	—	(2,305)	(876)	(3,181)
Transfers(D)		5,194	(5,694)	500	—

Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482

(A)	Included in Net realized (loss) gain on investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2014 and 2013.
(B)	Included in Net unrealized (depreciation) appreciation of investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2014 and 2013.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	2014: Transfers represent $3 million of preferred equity of Quench Holding Corp. (“Quench”), at cost, as of September 30, 2013, which was converted into common equity during the quarter ended December 31, 2013.

2013: Transfer represents $3 million of senior subordinated term debt from Tread, at cost, as of June 30, 2012, that we converted into preferred and common equity during the quarter ended September 30, 2012, and $8.2 million of preferred stock from Galaxy, at cost, as of December 31, 2012, that we converted into senior subordinated term debt as part of a recapitalization in the quarter ended March 31, 2013.

Investment Activity

During the year ended March 31, 2014, the following significant transactions occurred:

•	In April 2013, we invested $17.7 million in Jackrabbit, Inc. (“Jackrabbit”) through a combination of debt and equity. Jackrabbit, headquartered in Ripon, California, is a manufacturer of nut harvesting equipment.

•	In May 2013, we invested $8.8 million in Funko, LLC (“Funko”) through a combination of debt and equity. Funko, headquartered in Lynnwood, Washington, is a designer, importer and marketer of pop-culture collectibles. This was our first co-investment with one of our affiliated funds, Gladstone Capital Corporation (“Gladstone Capital”), pursuant to an exemptive order granted by the SEC in July 2012.

•	In June 2013, we invested $9 million in Star Seed, Inc. (“Star Seed”) through a combination of debt and equity. Based in Osborne, Kansas, Star Seed provides its customers with a variety of specialty seeds and related products.

•	In August 2013, we invested $20 million in Schylling, Inc. (“Schylling”) through a combination of debt and equity. Schylling, headquartered in Rowley, Massachusetts, is a premier provider of high quality specialty toys.

•	In August 2013, Venyu was sold. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investment of $19 million in principal repayment and $1.9 million in fee income.

•	In October 2013, we invested $16.3 million in Alloy Die Casting Co. (“ADC”) through a combination of debt and equity. ADC, headquartered in Buena Park, California, is a manufacturer of high quality, finished aluminum and zinc castings for aerospace, defense, aftermarket automotive and industrial applications. Gladstone Capital also participated as a co-investor by providing $7 million of debt and equity financing at the same price and terms as our investment.

•	In October 2013, we received full repayment of our debt investments in Channel Technologies Group, LLC (“Channel”) in the aggregate amount of $16.2 million. We also received prepayment and success fee income in the amount of $0.8 million. Simultaneously, we invested $1.3 million in additional preferred and common equity securities in Channel.

•	In October 2013, ASH, which was on non-accrual, was sold to certain members of its existing management team. As a result of the sale, we received $12 in net cash proceeds, recognized a realized loss of $11.4 million and have retained a $5 million accruing revolving credit facility in ASH.

•	In November 2013, Packerland Whey Products, Inc. (“Packerland”) was sold to other existing owners at Packerland. As a result of the sale, we received $0.7 million in net cash proceeds and recognized a realized loss of $1.8 million.

•	In December 2013, we received full repayment of our remaining debt investments in Cavert II Holding Corp. (“Cavert”) in the aggregate amount of $6.1 million. We also received prepayment and success fee income in the amount of $0.2 million. As of December 31, 2013, we have an equity investment of preferred stock in Cavert with a cost basis of $1.8 million and fair value of $3 million.

•	In December 2013, Quench was recapitalized, resulting in all preferred stock holders, including our preferred stock investment of $3 million, being converted into common stock.

•	In December 2013, we invested $12.9 million in Behrens Manufacturing, LLC (“Behrens”) through a combination of debt and equity. Behrens, headquartered in Winona, Minnesota, is a manufacturer and marketer of high quality, classic looking, utility products and containers. Gladstone Capital also participated as a co-investor by providing $5.5 million of debt and equity financing at the same price and terms as our investment.

•	In December 2013, we invested $13 million in Meridian Rack & Pinion, Inc. (“Meridian”) through a combination of debt and equity. Meridian, headquartered in San Diego, California, is a provider of aftermarket and OEM replacement automotive parts, which it sells through both wholesale channels and online at www.BuyAutoParts.com. Gladstone Capital also participated as a co-investor by providing $5.6 million of debt and equity financing at the same price and terms as our investment.

•	In February 2014, we invested $13.1 million in Head Country Inc. (“Head Country”) through a combination of debt and equity. Head Country, headquartered in Ponca City, OK, is a manufacturer of a leading BBQ sauce brand with three BBQ flavors currently as well as seasonings and marinades.

•	In February 2014, we invested $15.7 million in Edge Adhesives Holdings, Inc. (“Edge”) through a combination of debt and equity. Edge, headquartered in Fort Worth, TX, is a developer and manufacturer of innovative adhesives, sealants, tapes and related solutions used in building products, transportation and electrical, among other markets. Gladstone Capital also participated as a co-investor by providing $11.1 million of debt and equity financing at the same price and terms as our investment.

•	In February 2014, we invested $2.6 million in NDLI Acquisition Inc. (“NDLI”) through equity to facilitate its purchase of certain of Noble’s assets out of bankruptcy. In connection with this transaction, we wrote off our equity investments in Noble and recorded a realized loss of $3.4 million. Refer to Note 15, “Subsequent Events,” for further activity related to this investment occurring subsequent to March 31, 2014.

Investment Concentrations

As of March 31, 2014, our investment portfolio consisted of investments in 29 portfolio companies located in 14 states across 14 different industries with an aggregate fair value of $314.4 million, of which our investments in SOG Specialty K&T, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), and Galaxy Tool Holdings Corp. (“Galaxy”), our three largest portfolio investments at fair value, collectively comprised $70.9 million, or 22.6%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of March 31, 2014 and 2013:

	March 31, 2014				March 31, 2013
	Cost		Fair Value		Cost		Fair Value
Senior debt	$196,293	51.2%	$169,870	54.0%	$135,745	41.6%	$103,882	36.3%
Senior subordinated debt	82,348	21.5	70,827	22.5	103,547	31.7	86,811	30.3

Total debt	278,641	72.7	240,697	76.5	239,292	73.3	190,693	66.6

Preferred equity	98,099	25.6	62,901	20.0	81,710	25.0	82,157	28.7
Common equity/equivalents	6,797	1.7	10,795	3.5	5,419	1.7	13,632	4.7

Total equity/equivalents	104,896	27.3	73,696	23.5	87,129	26.7	95,789	33.4

Total Investments	$383,537	100.0%	$314,393	100.0%	$326,421	100.0%	$286,482	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Manufacturing	$54,845	17.4%	$32,698	11.4%
Chemicals, Plastics, and Rubber	52,753	16.8	59,170	20.7
Leisure, Amusement, Motion Pictures, Entertainment	39,867	12.7	29,822	10.4
Machinery (Non-agriculture, Non-construction, Non-electronic)	25,917	8.2	32,662	11.4
Automobile	25,735	8.2	7,467	2.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	21,188	6.7	23,512	8.2
Farming and Agriculture	20,557	6.5	—	—
Aerospace and Defense	18,512	5.9	20,876	7.3
Containers, Packaging, and Glass	17,889	5.7	23,019	8.0
Beverage Food and Tobacco	13,050	4.2	369	0.1
Personal and Non-Durable Consumer Products (Manufacturing Only)	10,005	3.2	—	—
Buildings and Real Estate	7,575	2.4	6,020	2.2
Cargo Transport	6,500	2.1	6,897	2.4
Electronics	—	—	43,970	15.3

Total Investments	$314,393	100.0%	$286,482	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2014 and 2013:

	March 31, 2014		March 31, 2013
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$117,781	37.5%	$81,400	28.4%
South	89,915	28.6	125,518	43.8
Northeast	67,862	21.6	58,319	20.4
Midwest	38,835	12.3	21,245	7.4

Total Investments	$314,393	100.0%	$286,482	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2014:

		Amount
For the fiscal year ending March 31:	2015	$56,386
	2016	30,190
	2017	43,314
	2018	51,983
	2019	89,181
	Thereafter	7,587

	Total contractual repayments	$278,641
	Investments in equity securities	104,896

	Total cost basis of investments held as of March 31, 2014:	$383,537

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2014 and 2013, we had gross receivables from portfolio companies of $0.9 million and $1.2 million, respectively. The allowance for uncollectible receivables was $163 and $44 as of March 31, 2014 and 2013, respectively.

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

The following table summarizes the management fees, incentive fees and associated credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2014	2013	2012
Average total assets subject to base management fee(A)	$310,350	$270,600	$219,300
Multiplied by prorated annual base management fee of 2%	2.0%	2.0%	2.0%

Base management fee(B)	6,207	5,412	4,386
Credit for fees received by Adviser from the portfolio companies	(2,309)	(1,107)	(1,106)

Net base management fee	$3,898	$4,305	$3,280

Incentive fee(B)	3,983	2,585	19
Credit from waiver issued by Adviser’s board of directors	—	(221)	(54)

Net Incentive fee	$3,983	$2,364	$(35)

Total credits to fees:
Credit for fees received by Adviser from the portfolio companies	(2,309)	(1,107)	(1,106)
Credit from waiver issued by Adviser’s board of directors(C)	—	(221)	(54)

Credit to fees(B)	$(2,309)	$(1,328)	$(1,160)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2%. It is computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. As a

BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services. 50% of certain of these fees and 100% of others historically have been credited against the base management fee that we would otherwise be required to pay to our Adviser. Effective October 1, 2013, 100% of all these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement for certain tasks completed by personnel of the Adviser.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through March 31, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through March 31, 2014.

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

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2014	2013
Base management fee due to Adviser	$63	$625
Incentive fee due to Adviser	1,161	1,454
Other due to (from) Adviser	1	(12)

Total fees due to Adviser	$1,225	$2,067

Fee due to Administrator	$224	$221

Total related party fees due	$1,449	$2,288

NOTE 5.	BORROWINGS

Line of Credit

On April 30, 2013, we, through our wholly-owned subsidiary, Business Investment, entered into a fifth amended and restated credit agreement with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company (“BB&T”) as a lender and managing agent, and the Adviser, as servicer, to increase the commitment amount of the revolving line of credit (the “Credit Facility”) from $60 million to $70 million and to extend the revolving period to April 30, 2016. If not renewed or extended by April 30, 2016, all principal and interest will be due and payable on or before April 30, 2017 (one year after the revolving period end date). In addition, there is one remaining one-year extension option to be agreed upon by all parties, which may be exercised on or before April 30, 2015. Subject to certain terms and conditions, the Credit Facility may be expanded up to a total of $200 million through the addition of other lenders to the facility. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.75% per annum, with an unused fee of 0.50% on undrawn amounts. We incurred fees of $0.3 million in connection with this amendment.

On June 12, 2013, we further increased the borrowing capacity under the Credit Facility from $70 million to $105 million by entering into Joinder Agreements pursuant to the Credit Facility, by and among Business Investment, the Administrative Agent, the Adviser and each of Alostar Bank of Commerce and Everbank Commercial Finance, Inc.

The following tables summarize noteworthy information related to our Credit Facility:

	As of March 31,
	2014	2013
Commitment amount	$105,000	$60,000
Borrowings outstanding at cost	61,250	31,000
Availability	43,750	29,000

	For the Years Ended March 31,
	2014	2013	2012
Weighted average borrowings outstanding	$34,632	$15,533	$7,336
Effective interest rate(A)	4.90%	5.49%	10.0%
Commitment (unused) fees incurred	$318	$225	$371

(A)	Excludes the impact of deferred financing fees.

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

Generally, our Credit Facility contains covenants that require Business Investment to, among other things, maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility generally also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31,

2015, 2016 and 2017. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward available credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170 million as of March 31, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2014, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $260.8 million, an asset coverage of 298% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of March 31, 2014, Business Investment had 21 obligors. As of March 31, 2014, we were in compliance with all covenants.

We have entered into multiple interest rate cap agreements with BB&T and Keybank National Association that effectively limit the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The current agreement, which expires April 2016, provides that the interest rate on $45 million of our borrowings is capped at 6% when 30-day LIBOR is in excess of 6%that certain interest rate.

Short-Term Loan

As of March 31, 2014, our asset composition satisfied the 50% threshold. However, excluding March 31, 2014, for each quarter end since June 30, 2009 (the “measurement dates”), we satisfied the 50% threshold to maintain our status as a RIC, in part, through the purchase of short-term qualified securities, which were funded primarily through a short-term loan agreement. Subsequent to each of the measurement dates, the short-term qualified securities matured, and we repaid the short-term loan, at which time we again fell below the 50% threshold. For example, for the December 31, 2013 measurement date, we purchased $10 million of short-term United States Treasury Bills (“T-Bills”) through Jefferies & Company, Inc. (“Jefferies”) on December 27, 2013. The T-Bills were purchased on margin using $1.5 million in cash and the proceeds from an $8.5 million short-term loan from Jefferies with an effective annual interest rate of 1.35%. On January 2, 2014, when the T-Bills matured, we repaid the $8.5 million loan from Jefferies and received the $1.5 million margin payment sent to Jefferies to complete the transaction.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5 million of our senior subordinated term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). We evaluated whether the transaction should be accounted for as a sale or a financing-type transaction under the applicable guidance of ASC 860. Based on the terms of the participation agreement, we are required to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Consolidated Statements of Assists and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5 million secured borrowing liability. The secured borrowing has a stated interest rate of 7%, a maturity date of January 3, 2018, and cost approximates fair value.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility and short-term loan, which was consistent with the application of ASC 820 to our investments. Generally, the Adviser estimates the fair value of our Credit Facility using estimates of value provided by an independent third party and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. Additionally, due to the seven-day duration of the short-term loan as of March 31, 2013, cost was deemed to approximate fair value. At each of March 31, 2014 and 2013, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan, where applicable, and Credit Facility carried at fair value as of March 31, 2014 and 2013, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the year ended March 31, 2014 and 2013:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities
	March 31, 2014	March 31, 2013
Short-Term Loan	$—	$58,016
Credit Facility	61,701	31,854

Total	$61,701	$89,870

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total Fair Value Reported in Consolidated Statements of Assets and Liabilities
Year ended March 31, 2014:
Fair value as of March 31, 2013	$58,016	$31,854	$89,870
Borrowings	56,514	145,350	201,864
Repayments	(114,530)	(115,100)	(229,630)
Net unrealized depreciation(a)	—	(403)	(403)

Fair value as of March 31, 2014	$—	$61,701	$61,701

Year ended March 31, 2013:
Fair value as of March 31, 2012	$76,005	$—	$76,005
Borrowings	250,063	144,000	394,063
Repayments	(268,052)	(113,000)	(381,052)
Net unrealized appreciation(a)	—	854	854

Fair value as of March 31, 2013	$58,016	$31,854	$89,870

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Consolidated Statement of Operations for the year ended March 31, 2014 and 2013.

The fair value of the collateral under our Credit Facility was $288.6 million and $263.7 million as of March 31, 2014 and 2013, respectively. The fair value of the collateral under the short-term loan was $65 million as of March 31, 2013.

NOTE 6.	MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2012, we completed a public offering of 1,600,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Term Preferred Stock”) at a public offering price of $25.00 per share. Gross proceeds totaled $40 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $38 million. We incurred $2 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending February 28, 2017.

The shares have a redemption date of February 28, 2017, and are traded under the ticker symbol GAINP on the NASDAQ Global Select Market. The Term Preferred Stock is not convertible into our common stock or any other security. The Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly. We are required to redeem all of the outstanding Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, three other potential redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Term Preferred Stock or otherwise cure the ratio redemption trigger and (3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of the Term Preferred Stock.

For the years ended March 31, 2014 and 2013, our Board of Directors declared and paid a monthly distribution of $0.1484375 per share, or $1.78125 per share in aggregate, to preferred stockholders.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Consolidated Statements of Operations at the ex-dividend date. The fair value of the Term Preferred Stock, which we consider to be a level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of March 31, 2014 and 2013, was $42.4 million and $42.7 million, respectively.

Aggregate Term Preferred Stock distributions declared and paid for the years ended March 31, 2014 and 2013, were both $2.9 million. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

NOTE 7.	COMMON STOCK

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

On October 5, 2012, we completed a public offering of 4 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current net asset value (“NAV”) per share. Gross proceeds totaled $30 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

NOTE 8.	NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per common share for the years ended March 31, 2014, 2013, and 2012:

	Year Ended March 31,
	2014	2013	2012
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(1,329)	$17,279	$21,966
Denominator for basic and diluted weighted average common shares	26,475,958	24,189,148	22,080,133

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.05)	$0.71	$0.99

NOTE 9.	DISTRIBUTIONS TO COMMON STOCKHOLDERS

We are required to pay out as distributions 90% of our ordinary income and short-term capital gains for each taxable year in order to be taxed as a RIC under Subtitle A, Chapter 1, Subchapter M of the Code. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on our estimated taxable income by management. Based on that estimate, three monthly distributions are declared each quarter. For calendar years ended December 31, 2013, 2012 and 2011, 100% of our common distributions during these periods were deemed to be paid from ordinary income for 1099 shareholder reporting purposes.

Our Board of Directors declared the following monthly distributions to common stockholders for the years ended March 31, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	April 9, 2013	April 22, 2013	April 30, 2013	$0.050
	April 9, 2013	May 20, 2013	May 31, 2013	0.050
	April 9, 2013	June 19, 2013	June 28, 2013	0.050
	July 9, 2013	July 17, 2013	July 31, 2013	0.050
	July 9, 2013	August 19, 2013	August 30, 2013	0.050
	July 9, 2013	September 16, 2013	September 30, 2013	0.050
	October 8, 2013	October 22, 2013	October 31, 2013	0.060
	October 8, 2013	November 14, 2013	November 29, 2013	0.060
	October 8, 2013	November 18, 2013	November 29, 2013	0.050	(A)
	October 8, 2013	December 16, 2013	December 31, 2013	0.060
	January 7, 2014	January 22, 2014	January 31, 2014	0.060
	January 7, 2014	February 19. 2014	February 28, 2014	0.060
	January 7, 2014	March 17, 2014	March 31, 2014	0.060

Year Ended March 31, 2014:				$0.710

2013	April 11, 2012	April 20, 2012	April 30, 2012	$0.050
	April 11, 2012	May 18, 2012	May 31, 2012	0.050
	April 11, 2012	June 20, 2012	June 29, 2012	0.050
	July 10, 2012	July 20, 2012	July 31, 2012	0.050
	July 10, 2012	August 22, 2012	August 31, 2012	0.050
	July 10, 2012	September 19, 2012	September 28, 2012	0.050
	October 10, 2012	October 22, 2012	October 31, 2012	0.050
	October 10, 2012	November 19, 2012	November 30, 2012	0.050
	October 10, 2012	December 19, 2012	December 31, 2012	0.050
	January 8, 2013	January 18, 2013	January 31, 2013	0.050
	January 8, 2013	February 15, 2013	February 28, 2013	0.050
	January 8, 2013	March 15, 2013	March 28, 2013	0.050

Year Ended March 31, 2013:				$0.600

(A)	A bonus dividend on our common stock of $0.05 per share was declared by our Board of Directors.

Aggregate common distributions declared quarterly and paid for the years ended March 31, 2014 and 2013 were $18.8 million and $14.5 million, respectively, which were declared based on estimates of net investment income for the respective fiscal years. For the fiscal years ended March 31, 2014 and 2013, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.9 million and $3.1 million, respectively, of the first common distributions paid in fiscal year 2015 and 2014, respectively, as having been paid in the respective prior year.

The components of net assets on a tax basis were as follows:

	Year Ended March 31,
	2014	2013
Common stock	$26	$26
Paid-in-capital	287,062	287,713
Net unrealized depreciation of investments	(69,283)	(40,310)
Net unrealized depreciation of other	(525)	(883)
Undistributed ordinary income	3,918	3,106
Capital loss carryforward	(216)	(8,663)
Post October loss deferral	—	—
Other temporary differences	(163)	(44)
Other	18	18

Net assets	$220,837	$240,963

We generally intend to retain realized gains first to the extent we have available capital loss carryforwards and second, through a deemed distribution. As of March 31, 2014, we had $0.2 million of capital loss carryforwards that expire in 2018.

For the years ended March 31, 2014 and 2013, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations and net assets were not affected by this revision.

	Tax Year Ended March 31,
	2014	2013
Undistributed net investment income	$416	$428
Accumulated net realized gain	235	—
Paid-in-capital	(651)	(428)

The tax character of distributions paid by us to common stockholders is summarized as follows:

	Tax Year Ended March 31,
	2014	2013	2012
Distributions from ordinary income	$18,797	$14,547	$13,579
Distributions from capital gains	—	—	—
Distributions from return of capital	—	—	—

Total common distributions	$18,797	$14,547	$13,579

NOTE 10.	FEDERAL AND STATE INCOME TAXES

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. However, we did incur an excise tax of $0.3 million, $31 and $30 for the calendar years ended December 31, 2013, 2012, and 2011, respectively. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years must be used prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation. Our total capital loss carryforward balance was $8.7 million as of March 31, 2013, and, primarily as a result of the net $8.2 million capital gain related to the Venyu, ASH, Packerland and Noble exits or partial exits and other tax realized loss adjustments during the year ended March 31, 2014, we anticipate that when we file taxes for the fiscal year ended March 31, 2014 we expect that all but $0.2 million in realized losses incurred in pre-enactment taxable years will be utilized during the fiscal year ended March 31, 2014.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2014, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of March 31, 2014, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

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

•

In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2012, 2013 and 2014 and will expire in February 2015, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.4 million from CCE.

•	In April 2010, we executed a guarantee of vendor recourse for up to $2 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guarantee, we received aggregate premiums of $0.1 million from CCE.

•	In October 2013, we executed a guarantee of a vehicle finance facility agreement (the “Compass Finance Facility”) between Compass Bank and ASH. The Compass Finance Facility provides ASH with a line of credit of up to $0.3 million for component Ram parts used by ASH to build truck bodies under a separate contract. The guarantee will expire upon maturity of the Compass Finance Facility on October 16, 2014. In connection with this guarantee, we received a premium of $10 from ASH.

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of March 31, 2014 and 2013:

	As of March 31,
	2014	2013
Unused line of credit commitments	$6,684	$1,584
Guarantees	3,628	3,870

Total	$10,312	$5,454

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Consolidated Statements of Assets and Liabilities. In August 2013, the sale of Venyu resulted in $4.9 million in escrow amounts, of which $0.6 million is held on behalf of the other sellers. The $0.6 million amount held on behalf of the other sellers is recorded in other liabilities on our accompanying Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $35 and $41 as of March 31, 2014 and 2013, respectively.

NOTE 12.	FINANCIAL HIGHLIGHTS

	Year Ended March 31,
	2014	2013	2012	2011	2010
Per Common Share Data:
Net asset value at beginning of year (A)	$9.10	$9.38	$9.00	$8.74	$9.73
Income from investment operations(B)
Net investment income	0.73	0.68	0.62	0.73	0.48
Net realized gain (loss) on investments and other	0.31	0.03	0.23	1.06	(1.63)
Net unrealized (depreciation) appreciation on investments and Other	(1.09)	—	0.14	(1.05)	0.65

Total from investment operations	(0.05)	0.71	0.99	0.74	(0.50)

Effect of equity capital activity
Cash distributions to common stockholders from net investment income(C)	(0.71)	(0.60)	(0.61)	(0.48)	(0.48)
Shelf registration offering costs	—	(0.08)	—	—	(0.01)
Net dilutive effect of equity offering(D)	—	(0.31)	—	—	—

Total from equity capital activity	(0.71)	(0.99)	(0.61)	(0.48)	(0.49)

Net asset value at end of year(A)	$8.34	$9.10	$9.38	$9.00	$8.74

Per common share market value at beginning of year	$7.31	$7.57	$7.79	$6.01	$3.67
Per common share market value at end of year	8.27	7.31	7.57	7.76	5.98
Total return(E)	24.26%	4.73%	5.58%	38.56%	79.80%
Common stock outstanding at end of year(A)	26,475,958	26,475,958	22,080,133	22,080,133	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of year	$220,837	$240,963	$207,216	$198,829	$192,978
Average net assets(F)	231,356	216,751	204,595	192,893	191,112

Senior Securities Data:
Total borrowings at cost	$66,250	$94,016	$76,005	$40,000	$102,812
Mandatorily redeemable preferred stock	40,000	40,000	40,000	—	—
Asset coverage ratio(G)	298%	272%	268%	534%	281%
Average coverage per unit(H)	$2,978	$2,725	$2,676	$5,344	$2,814

Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)	8.33%	7.09%	4.23%	5.48%	5.76%
Ratio of net expenses to average net assets(J)(K)	7.33	6.48	3.67	5.13	5.33
Ratio of net investment income to average net assets(L)	8.35	7.61	6.72	8.38	5.55

(A)	Based on actual shares outstanding at the end of the corresponding year.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	In fiscal year ended March 31, 2013, the dilution is the result of issuing common shares at a price below then current NAV.
(E)	Total return equals the change in the market value of our common stock from the beginning of the year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(F)	Calculated using the average balance of net assets at the end of each month of the reporting year.
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(J)	Ratio of net expenses to average net assets is computed using total expenses net of credits to the management fee.
(K)	Had we not received any voluntary waivers of fees due to the Adviser, the ratio of net expenses to average net assets would have been 7.33%, 6.58%, 3.69%, 5.14%, and 5.54% for the fiscal years ended March 31, 2014, 2013, 2012, 2011, and 2010, respectively.
(L)	Had we not received any voluntary waivers of fees due to the Adviser, the ratio of net investment income to average net assets would have been 8.35%, 7.50%, 6.69%, 8.38%, and 5.34% for the fiscal years ended March 31, 2014, 2013, 2012, 2011, and 2010, respectively.

NOTE 13.	SELECTED QUARTERLY DATA (UNAUDITED)

	Quarter Ended
Fiscal Year 2014	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Total investment income	$7,398	$11,359	$8,696	$8,811
Net investment income	4,033	6,228	4,402	4,644
Net (decrease) increase in net assets resulting from operations	(6,519)	14,939	(10,686)	937
Net (decrease) increase in net assets resulting from operations per weighted average common share – basic & diluted	$(0.25)	$0.57	$(0.40)	$0.03

	Quarter Ended
Fiscal Year 2013	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Total investment income	$5,905	$6,974	$7,184	$10,475
Net investment income	3,238	3,451	3,952	5,847
Net (decrease) increase in net assets resulting from operations	(3,017)	(353)	4,699	15,950
Net (decrease) increase in net assets resulting from operations per weighted average common share – basic & diluted	$(0.13)	$(0.02)	$0.18	$0.60

NOTE 14.	UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we have subsidiaries that are not required to be consolidated. We have an unconsolidated subsidiary, Venyu, as of March 31, 2013 and for the years ended March 31, 2014 and 2013, that meets at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X. Accordingly, summarized, comparative financial information is presented below for Venyu, which is a leader in commercial-grade, customizable solutions for data protection, data hosting, and disaster recovery.

Income Statement	For the Five Months Ended August 30, 2013(A)	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012
Net sales	$10,120	$23,905	$23,635
Gross profit	5,254	12,861	9,987
Net loss	(294)	(329)	(5,300)

Balance Sheet	As of March 31, 2013
Current assets	$6,382
Noncurrent assets	31,092
Current liabilities	2,235
Noncurrent liabilities	32,966

(A)	Venyu was exited in August 2013 and is no longer in our portfolio as of March 31, 2014. Rule 4-08(g) information is being provided herein in lieu of Rule 3-09 separate financial statements pursuant to relief provided by the Staff of the SEC’s Office of Chief Accountant in the Division of Investment Management.

NOTE 15.	SUBSEQUENT EVENTS

New Portfolio Activity

In May 2014, NDLI completed the purchase of certain of Noble’s assets out of bankruptcy. The resulting entity assumed the name Noble Distribution & Logistics Inc. and will be listed as one portfolio company on our Consolidated Schedules of Investments beginning with the three months ending June 30, 2014.

Distributions

On April 8, 2014, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
April 21, 2014	April 30, 2014	$0.06	$0.1484375
May 20, 2014	May 30, 2014	0.06	0.1484375
June 19, 2014	June 30, 2014	0.06	0.1484375

Total for the Quarter:		$0.18	$0.4453125

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures

As of March 31, 2014 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer and treasurer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer and treasurer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c)	Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d)	Change in Internal Control over Financial Reporting

There were no changes in internal controls for the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Compensation Discussion and Analysis—Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

2.	The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates	100

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.4	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Dividend Reinvestment Plan, incorporated by reference to Exhibit 99.E to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.1	Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed June 14, 2006.

10.2	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed June 14, 2006.

10.3	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit K.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.4	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.J to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.5	Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated October 10, 2006, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.6	Amendment No. 1 to Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated April 14, 2009, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.7	Fourth Amended and Restated Credit Agreement dated as of October 26, 2011 by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed on October 27, 2011.

10.8	Amendment No. 1 to Gladstone Business Investment, LLC Credit Agreement, dated October 5, 2012, by and among Gladstone Business Investment, LLC as Borrower, Gladstone Management Corporation as Servicer, the Committed Lenders named therein, the Managing Agents named therein, and Branch Banking and Trust Company as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed October 9, 2012.

10.9	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Financial Institutions as party thereto, as Lenders and Managing Agents, and Key Equipment Finance, Inc., as Administrative Agent and Lead Arranger, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 2, 2013.

10.10	Joinder Agreement, dated as of June 12, 2013, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and Everbank Commercial Finance, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.11	Joinder Agreement, dated as of June 12, 2013, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12*	Statements re: Computation of Ratios

14	Code of Ethics and Business Conduct, dated January 28, 2013, incorporated by reference to Exhibit 2.r to the Post-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181979), filed June 7, 2013.

21*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of Danco Acquisition Corporation as of and for the years ended December 31, 2013 and 2012 (unaudited)

99.2*	Financial Statements of Danco Acquisition Corporation as of and for the years ended December 31, 2012 and 2011

99.3*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiaries as of and for the years ended December 31, 2013 and 2012

99.4*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiaries as of and for the years ended December 31, 2012 and 2011

99.5*	Financial Statements of SOG Specialty Knives and Tools, LLC as of and for the years ended December 31, 2013 and 2012

99.6*	Financial Statements of SOG Specialty Knives and Tools, LLC as of December 31, 2011 and for the period August 6, 2011 through December 31, 2011

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 13, 2014	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 13, 2014	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 13, 2014	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 13, 2014	By:	/s/ DAVID A. R. DULLUM
David A. R. Dullum
President and Director

Date: May 13, 2014	By:	/s/ DAVID WATSON
David Watson
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 13, 2014	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 13, 2014	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 13, 2014	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 13, 2014	By:	/s/ JOHN D. REILLY
John D. Reilly
Director

Date: May 13, 2014	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Dividends or Interest Credited to Income(C)	Value as of March 31, 2013	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2014

CONTROL INVESTMENTS
Galaxy Tool Holding Corp.	Senior Subordinated Term Debt	$2,124	$15,520	$—	$—	$15,520
	Preferred Stock	—	5,356	3,280	(5,644)	2,992
	Common Stock	—	—	—	—	—

		2,124	20,876	3,280	(3,644)	18,512

NDLI Acquisition Inc.	Preferred Stock	—	—	2,600	(8)	2,592
	Common Stock	—	—	—	—	—

		—	—	2,600	(8)	2,592

Venyu Solutions, Inc.	Senior Subordinated Term Debt	330	7,000	—	(7,000)	—
	Senior Subordinated Term Debt	705	12,000	—	(12,000)	—
	Preferred Stock	1,465	24,970	—	(24,970)	—

		2,500	43,970	—	(43,970)	—

TOTAL CONTROL INVESTMENTS		$4,624	$64,846	$5,880	$(49,622)	$21,104

AFFILIATE INVESTMENTS
Behrens Manufacturing, LLC	Senior Term Debt	382	—	9,975	—	9,975
	Preferred Stock	—	—	2,923	(169)	2,754

		382	—	12,898	(168)	12,729

Channel Technologies Group, LLC	Revolving Credit Facility	5	1,248	—	(1,248)	—
	Senior Term Debt	257	5,589	—	(5,589)	—
	Senior Term Debt	706	10,737	—	(10,737)	—
	Preferred Stock	—	275	2,847	—	3,122
	Common Stock	—	—	—	—	—

		968	17,849	2,847	(17,574)	3,122

Danco Acquisition Corp.	Revolving Credit Facility	123	717	603	(630)	690
	Senior Term Debt	105	644	26	(155)	515
	Senior Term Debt	357	2,199	88	(528)	1,759
	Senior Term Debt	58	287	12	(63)	236
	Preferred Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		643	3,847	729	(1,376)	3,200

Edge Adhesives Holdings, Inc.	Revolving Credit Facility	9	—	795	—	795
	Senior Term Debt	103	—	9,300	—	9,300
	Senior Subordinated Term Debt	29	—	2,400	—	2,400
	Preferred Stock	—	—	3,474	—	3,474

		141	—	15,969	—	15,969

Head Country Food Products, Inc.	Revolving Credit Facility	1	—	—	—	—
	Senior Term Debt	145	—	9,050	—	9,050
	Preferred Stock	—	—	4,000	—	4,000

		146	—	13,050	—	13,050

Meridian Rack & Pinion, Inc.	Senior Term Debt	344	—	9,672	—	9,672
	Preferred Stock	—	—	3,468	—	3,468

		344	—	13,140	—	13,140

Packerland Whey Products, Inc.	Preferred Stock	—	367	—	(367)	—
	Common Stock	—	—	—	—	—

		—	367	—	(367)	—

SOG Specialty Knives and Tools, LLC	Senior Term Debt	833	6,200	—	—	6,200
	Senior Term Debt	1,824	12,199	—	—	12,199
	Preferred Stock	—	11,423	3,140	(6,323)	8,240

		2,657	29,822	3,140	(6,323)	26,639

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Dividends or Interest Credited to Income(C)	Value as of March 31, 2013	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2014

Tread Corp.	Revolving Credit Facility (F)	$—	$—	$1,830	$(1,830)	$—
	Senior Subordinated Term Debt (F)	—	—	—	—	—
	Senior Subordinated Term Debt (F)	—	—	—	—	—
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		—	—	1,830	(1,830)	—

TOTAL AFFILIATE INVESTMENTS		$5,281	$51,885	$63,603	$(27,639)	$87,849

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted. The principal amount of debt and the number of shares of common stock and preferred stock are shown in the Consolidated Schedules of Investments as of March 31, 2014.
(C)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was a control investment or affiliate investment, as appropriate.
(D)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.
(E)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.
(F)	Debt security is on non-accrual status and, therefore, is considered non-income producing
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.