Form 10-Q
period 2014-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2014-07-29
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 25, 2014, was 26,475,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2014	March 31, 2014

ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $202,717 and $233,895, respectively)	$189,309	$205,440
Affiliate investments (Cost of $155,767 and $120,010, respectively)	110,337	87,849
Control investments (Cost of $27,032 and $29,632 respectively)	22,186	21,104

Total investments at fair value (Cost of $385,516 and $383,537, respectively)	321,832	314,393
Cash	3,772	4,553
Restricted cash	5,315	5,314
Interest receivable	1,651	1,289
Due from custodian	1,092	1,704
Deferred financing costs	2,600	2,355
Other assets	2,164	1,086

Total assets	$338,426	$330,694

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $62,950 and $61,250, respectively)	$62,950	$61,701
Secured borrowing	5,096	5,000

Total borrowings	68,046	66,701
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding as of June 30 and March 31, 2014	40,000	40,000
Accounts payable and accrued expenses	664	665
Fees due to Adviser(A)	1,647	1,225
Fee due to Administrator(A)	235	224
Other liabilities	993	1,042

Total liabilities	111,585	109,857

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 26,475,958 shares issued and outstanding as of June 30 and March 31, 2014, respectively	$26	$26
Capital in excess of par value	286,964	287,062
Cumulative net unrealized depreciation of investments	(63,684)	(69,144)
Cumulative net unrealized depreciation of other	(74)	(525)
Net investment income in excess of distributions	3,807	3,616
Accumulated net realized loss	(198)	(198)

Total net assets	226,841	220,837

Total liabilities and net assets	$338,426	$330,694

NET ASSET VALUE PER SHARE AT END OF PERIOD	$8.57	$8.34

(A)	Refer to Note 4 — Related Party Transactions for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$5,257	$4,677
Affiliate investments	2,616	458
Control investments	530	2,046
Cash and cash equivalents	1	1

Total interest income	8,404	7,182
Other income:
Non-Control/Non-Affiliate investments	1,399	216
Affiliate investments	34	—

Total other income	1,433	216

Total investment income	9,837	7,398

EXPENSES
Base management fee(A)	1,666	1,549
Loan servicing fee(A)	1,135	1,024
Incentive fee(A)	1,215	165
Administration fee(A)	235	243
Interest expense on borrowings	738	477
Dividends on mandatorily redeemable preferred stock	713	713
Amortization of deferred financing costs	254	244
Professional fees	242	120
Other general and administrative expenses	297	365

Expenses before credits from Adviser	6,495	4,900
Credit of loan servicing fee(A)	(1,135)	(1,024)
Other credits to fee(A)	(382)	(511)

Total expenses net of credits to fees	4,978	3,365

NET INVESTMENT INCOME	$4,859	$4,033

UNREALIZED GAIN (LOSS)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	445	(8,837)
Affiliate investments	1,342	(4,232)
Control investments	3,673	1,663
Other	451	854

Total net unrealized appreciation (depreciation)	5,911	(10,552)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$10,770	$(6,519)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.18	$0.15

Net increase (decrease) in net assets resulting from operations	$0.41	$(0.25)

Dividends declared and paid	$0.18	$0.15

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,475,958	26,475,958

(A)	Refer to Note 4 — Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
OPERATIONS:
Net investment income	$4,859	$4,033
Net unrealized appreciation (depreciation) of investments	5,460	(11,406)
Net unrealized appreciation of other	451	854

Net increase (decrease) in net assets from operations	10,770	(6,519)

DISTRIBUTIONS TO COMMON STOCKHOLDERS:	(4,766)	(3,972)

Total increase (decrease) in net assets	6,004	(10,491)
Net assets at beginning of period	220,837	240,963

Net assets at end of period	$226,841	$230,472

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$10,770	$(6,519)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(2,010)	(35,590)
Principal repayments of investments	60	2,340
Increase in investment balance due to paid in kind interest	(29)	(1)
Net unrealized (appreciation) depreciation of investments	(5,460)	11,406
Net unrealized appreciation of other	(451)	(854)
Amortization of deferred financing costs	254	244
Increase in restricted cash	(1)	—
Increase in interest receivable	(362)	(360)
Decrease (increase) in due from custodian	612	(1)
(Increase) decrease in other assets	(1,078)	451
(Decrease) increase in accounts payable and accrued expenses	(48)	89
Increase (decrease) in fees due to Adviser(A)	422	(1,620)
Increase in administration fee due to Administrator(A)	11	22
Decrease in other liabilities	(49)	(56)

Net cash provided by (used in) operating activities	2,641	(30,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	—	26,009
Repayments on short-term loans	—	(58,016)
Proceeds from line of credit	6,300	28,500
Repayments on line of credit	(4,600)	(10,500)
Proceeds from secured borrowing	96	—
Payment of deferred financing costs	(452)	(978)
Distributions paid to common stockholders	(4,766)	(3,972)

Net cash used in financing activities	(3,422)	(18,957)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(781)	(49,406)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,553	85,904

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,772	$36,498

(A)	Refer to Note 4 — Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(K):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)(I)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	12,396
		Common Stock (418,072 shares)(C)(F)		1,045	426
		Common Stock Warrants (465,639 shares)(C)(F)		25	—

				22,554	27,322

Auto Safety House, LLC	Automobile	Revolving Credit Facility, $1,000 available (7.0%, Due 10/2018)(D)(I)	5,000	5,000	4,919
		Guaranty ($500)(J)
		Guaranty ($250)(J)

				5,000	4,919

B-Dry, LLC	Buildings and Real Estate	Line of Credit, $0 available (6.5%, Due 5/2015)(D)	750	750	563
		Senior Term Debt (13.5%, Due 5/2015)(D)	6,433	6,443	4,864
		Senior Term Debt (13.5%, Due 5/2015)(D)	2,840	2,840	2,137
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	7,564

Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)		1,845	3,081

				1,845	3,081

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)		7,725	3,515
		Guaranty ($2,000)
		Guaranty ($831)

				11,725	7,515

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	2,107
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	13,020

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	1,551
		Common Stock (152 shares)(C)(F)		152	108

				14,025	14,159

Funko, LLC	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,616	7,616	7,768
		Preferred Stock (1,305 shares)(C)(F)		1,305	2,596

				8,921	10,364

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinate Term Debt (13.5%, Due 1/2018) (H)	13,300	13,300	13,300
		Preferred Stock (18,898 shares)(C)(F)		9,583	1,019
		Common Stock (63,747 shares)(C)(F)		8	—

				22,891	14,319

Jackrabbit, Inc.	Farming and Agriculture	Senior Term Debt (13.5%, Due 4/2018)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)		3,556	3,908
		Common Stock (548 shares)(C)(F)		94	2,054

				14,650	16,962

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (10.0%, Due 3/2016)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2016)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2016)(E)(I)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	5,576

				9,379	14,178

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(D)(I)	$13,560	$13,560	$12,882
		Preferred Stock (27,900 shares)(C)(F)		2,790	—
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	12,882

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Senior Term Debt (14.0%, Due 12/2015)	5,617	5,617	5,617
		Preferred Stock (19,091 shares)(C)(F)		1,909	134
		Common Stock (90,909 shares)(C)(F)		91	—

				7,617	5,751

Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,392 shares)(C)(F)		3,397	4,753

				3,397	4,753

SBS, Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	584
		Common Stock (221,500 shares)(C)(F)		221	—

				13,570	11,939

Schylling Investments, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.0%, Due 8/2017)	13,081	13,081	13,081
		Preferred Stock (4,000 shares) (C)(F)		4,000	—

				17,081	13,081

Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)	7,500	7,500	7,500
		Preferred Stock (1,499 shares)(C)(F)		1,499	—
		Common Stock (600 shares)(C)(F)		1	—

				9,000	7,500

Total Non-Control/Non-Affiliate Investments (represents 58.8% of total investments at fair value)				$202,717	$189,309

AFFILIATE INVESTMENTS(L):
Alloy Die Casting Corp.	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.5%, Due 10/2018)(D)	$12,215	$12,215	$12,230
		Preferred Stock (4,064 shares)(C)(F)		4,064	906
		Common Stock (630 share)(C)(F)		41	—

				16,320	13,136

Behrens Manufacturing, LLC	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.0%, Due 12/2018)	9,975	9,975	9,975
		Preferred Stock (2,923 shares) (C)(F)		2,922	3,232

				12,897	13,207

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)		2,864	2,353
		Common Stock (2,279,020 shares)(C)(F)		—	—

				2,864	2,353

Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Line of Credit, $500 available (4.0%, Due 8/2015)(D)	3,850	3,850	578
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	386
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	1,319
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	173
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock (1,241 shares)(C)(F)		3	—

				18,873	2,456

Edge Adhesives Holdings, Inc.	Diversified/Conglomerate Manufacturing	Line of Credit, $345 available (10.5%, Due 8/2014) (D)	1,155	1,155	1,156
		Senior Term Debt (12.5%, Due 2/2019) (D)	9,300	9,300	9,335
		Senior Subordinated Term Debt (13.75%, Due 2/2019) (D)	2,400	2,400	2,412
		Preferred Stock (3,474 shares) (C)(F)		3,474	4,192

				16,329	17,095

Head Country Food Products, Inc.	Beverage, Food and Tobacco	Line of Credit, $500 available (10.0%, Due 8/2014)	—	—	—
		Senior Term Debt (12.5%, Due 2/2019)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)		4,000	2,156

				13,050	11,206

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018) (D)	$9,660	$9,660	$9,684
		Preferred Stock (3,381 shares) (C)(F)		3,381	3,552

				13,041	13,236

NDLI Inc.	Cargo Transport	Line of Credit, $0 available (10.5%, Due 1/2015)(D)	800	800	640
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	5,782
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	2,920
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	2,920
		Preferred Stock (2,600 shares)(C)(F)		2,600	—
		Common Stock (545 shares)(C)(F)		—	—

				17,927	12,262

SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 10/2017)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 10/2017)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	6,987

				28,148	25,386

Tread Corp.	Oil and Gas	Line of Credit, $29 available (12.5%, Due 2/2015)(G)(I)	3,221	3,221	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(G)(I)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				16,318	—

Total Affiliate Investments (represents 34.3% of total investments at fair value)				$155,767	$110,337

CONTROL INVESTMENTS(M):
Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2017)	$15,520	$15,520	$15,520
		Preferred Stock (6,039,387 shares)(C)(F)		11,464	6,666
		Common Stock (88,843 shares)(C)(F)		48	—

Total Control Investments (represents 6.9% of total investments at fair value)				$27,032	$22,186

TOTAL INVESTMENTS				$385,516	$321,832

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average cash interest rates in effect at June 30, 2014, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for accounting principles generally accepted in the U.S. (“GAAP”) purposes.
(I)	Debt security has a fixed interest rate.
(J)	Subsequent to June 30, 2014, the guarantee was extinguished.
(K)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(L)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(M)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(L):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)(K)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	11,276
		Common Stock (418,072 shares)(C)(F)		1,045	—
		Common Stock Warrants (465,639 shares)(C)(F)		25	—

				22,554	25,776

Alloy Die Casting Corp.	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.5%, Due 10/2018)(D)	12,215	12,215	12,2611
		Preferred Stock (4,064 shares)(C)(F)		4,064	1,948
		Common Stock (630 share)(C)(F)		41	—

				16,320	14,209

Auto Safety House, LLC	Automobile	Revolving Credit Facility, $1,000 available (7.0%, Due 10/2018)(D)(K)	5,000	5,000	4,925
		Guaranty ($500)
		Guaranty ($250)

				5,000	4,925

B-Dry, LLC	Buildings and Real Estate	Line of Credit, $0 available (6.5%, Due 5/2014)	750	750	566
		Senior Term Debt (13.5%, Due 5/2014)	6,433	6,443	4,865
		Senior Term Debt (13.5%, Due 5/2014)	2,840	2,840	2,144
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	7,575

Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)		1,845	3,023

				1,845	3,023

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)		7,725	3,670
		Guaranty ($2,000)
		Guaranty ($878)

				11,725	7,670

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	1,351
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	12,264

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	1,522
		Common Stock (152 shares)(C)(F)		152	843

				14,025	14,865

Funko, LLC	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,587	7,587	7,729
		Preferred Stock (1,305 shares)(C)(F)		1,305	2,276

				8,892	10,005

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinate Term Debt (13.5%, Due 1/2018) (I)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	3,082
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	16,132

Jackrabbit, Inc.	Farming and Agriculture	Line of Credit, $3,000 available (13.5%, Due 4/2014)	—	—	—
		Senior Term Debt (13.5%, Due 4/2018)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)		3,556	1,963
		Common Stock (548 shares)(C)(F)		94	—

				14,650	12,963

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (10.0%, Due 3/2016)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2016)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2016)(E)(K)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	4,895

				9,379	13,497

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(D)(K)	$13,560	$13,560	$13,628
		Preferred Stock (27,900 shares)(C)(F)		2,790	1,086
		Common Stock (27,900 shares)(C)(F)		28	—

				16,378	14,714

Noble Logistics, Inc.	Cargo Transport	Line of Credit, $0 available (10.5%, Due 1/2015)(D)	800	800	204
		Senior Term Debt (11.0%, Due 1/2015)(D)	7,227	7,227	1,842
		Senior Term Debt (10.5%, Due 1/2015)(D)	3,650	3,650	931
		Senior Term Debt (10.5%, Due 1/2015)(D)(E)	3,650	3,650	931

				15,327	3,908

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Senior Term Debt (14.0%, Due 12/2015)	5,617	5,617	5,617
		Preferred Stock (19,091 shares)(C)(F)		1,909	—
		Common Stock (90,909 shares)(C)(F)		91	—

				7,617	5,617

Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)		3,397	5,056

				3,397	5,056

SBS, Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	1,064
		Common Stock (221,500 shares)(C)(F)		221	—

				13,570	12,419

Schylling Investments, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.0%, Due 8/2017)(D)	13,081	13,081	13,228
		Preferred Stock (4,000 shares) (C)(F)		4,000	—

				17,081	13,228

Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)(D)	7,500	7,500	7,594
		Preferred Stock (1,499 shares)(C)(F)		1,499	—
		Common Stock (600 shares)(C)(F)		1	—

				9,000	7,594

Total Non-Control/Non-Affiliate Investments (represents 65.4% of total investments at fair value)				$233,895	$205,440

AFFILIATE INVESTMENTS(M):
Behrens Manufacturing, LLC	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.0%, Due 12/2018)	$9,975	$9,975	$9,975
		Preferred Stock (2,923 shares) (C)(F)		2,922	2,754

				12,897	12,729

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)		2,864	3,122
		Common Stock (2,279,020 shares)(C)(F)		—	—

				2,864	3,122

Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Line of Credit, $700 available (4.0%, Due 8/2015)(D)	3,450	3,450	690
		Senior Term Debt (4.0%, Due 8/2015)(D)	2,575	2,575	515
		Senior Term Debt (4.0%, Due 8/2015)(D)	8,795	8,795	1,759
		Senior Term Debt (5.0%, Due 8/2015)(D)(E)	1,150	1,150	236
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock (1,241 shares)(C)(F)		3	—

				18,473	3,200

Edge Adhesives Holdings, Inc.	Diversified/Conglomerate Manufacturing	Line of Credit, $705 available (10.5%, Due 8/2014)(H)	795	795	795
		Senior Term Debt (12.5%, Due 2/2019)(H)	9,300	9,300	9,300
		Senior Subordinated Term Debt (13.5%, Due 2/2019)(H)	2,400	2,400	2,400
		Preferred Stock (3,474 shares) (C)(F)(H)		3,474	3,474

				15,969	15,969

Head Country Food Products, Inc.	Beverage, Food and Tobacco	Line of Credit, $500 available (10.0%, Due 8/2014)(H)	—	—	—
		Senior Term Debt (12.5%, Due 2/2019)(H)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(H)		4,000	4,000

				13,050	13,050

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

Meridian Rack & Pinion, Inc.	Automobile	Senior Term Debt (13.5%, Due 12/2018) (D)	$9,660	$9,660	$9,672
		Preferred Stock (3,381 shares) (C)(F)		3,381	3,468

				13,041	13,140

SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 8/2016)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	8,240

				28,148	26,639

Tread Corp.	Oil and Gas	Line of Credit, $779 available (12.5%, Due 6/2014)(G)(K)	2,471	2,471	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(K)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(K)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(K)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(G)(K)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				15,568	—

Total Affiliate Investments (represents 27.9% of total investments at fair value)				$120,010	$87,849

CONTROL INVESTMENTS(N):
Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2017)	$15,520	$15,520	$15,520
		Preferred Stock (6,039,387 shares)(C)(F)		11,464	2,992
		Common Stock (88,843 shares)(C)(F)		48	—

				27,032	18,512

NDLI Acquisition Inc.	Cargo Transport	Preferred Stock (2,600 shares)(C)(F)		2,600	2,592
		Common Stock (545 shares)(C)(F)		—	—

				2,600	2,592

Total Control Investments (represents 6.7% of total investments at fair value)				$29,632	$21,104

TOTAL INVESTMENTS(J)				$383,537	$314,393

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2014, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Fair value based primarily on opinions of value submitted by Standard & Poor’s Securities Evaluations, Inc. as of March 31, 2014.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2014 best represents fair value as of March 31, 2014.
(I)	$5 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for accounting principles generally accepted in the U.S. (“GAAP”) purposes.
(J)	Cumulative gross unrealized depreciation for federal income tax purposes is $83,197; cumulative gross unrealized appreciation for federal income tax purposes is $13,913. Cumulative net unrealized depreciation is $69,284, based on a tax cost of $383,677.
(K)	Debt security has a fixed interest rate.
(L)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(M)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(N)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 12 — Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not required to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2014, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on May 13, 2014.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities presented in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by GAAP.

Revisions

Certain amounts in the prior year’s financial statements have been revised to correct the presentation for the three months ended June 30, 2014 with no effect on our financial condition or results of operations. Certain amounts that were revised relate to our change in the classification of certain of our investments between control, affiliate and non-control/non-affiliate. The general change in the definitions from prior reported periods to the three months ended June 30, 2014, relate to the use of voting equity securities as the primary determinate of classification compared to the use of both voting and non-voting equity securities in prior periods.

Other revisions related to the net presentation of certain fees in our results of operations. Our Adviser services, administers and collects on the loans held by Business Investment, in return for which our Adviser receives a 2% annual fee from Business Investment. All loan servicing fees are credited back to us by our Advisor. Previously, we incorrectly presented the loan servicing fee on a net basis, which is zero because it is 100% credited back to us. We have revised our fee presentation related to these loan servicing fees to reflect the gross fee and related gross credit amounts.

Management evaluated these errors in presentation and concluded they were not material to the previously issued financial statements for the three months ended June 30, 2013. The impact of the revisions are shown in the table below:

	Three Months Ended June 30, 2013
	As Previously Reported	As Revised
Interest income
Non-Control/Non-Affiliate investments	$436	$4,677
Affiliate investments	1,108	458
Control investments	5,637	2,046
Cash and cash equivalents	1	1

Total interest income	7,182	7,182

Other income
Non-Control/Non-Affiliate investments	—	216
Control investments	216	—

Total other income	216	216

Expenses
Non-revised expenses, in aggregate	3,876	3,876
Loan servicing fee	—	1,024

Expenses before credits from Adviser	3,876	4,900
Credit of loan servicing fee	—	(1,024)
Other credits to fee	(511)	(511)

Total expenses net of credits to fees	3,365	3,365

Net unrealized (depreciation) appreciation
Non-Control/Non-Affiliate investments	(3,010)	(8,837)
Affiliate investments	878	(4,232)
Control investments	(9,274)	1,663
Other	854	854

Total net unrealized (depreciation) appreciation	$(10,552)	$(10,552)

Investment Valuation Policy

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized depreciation or appreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized depreciation or appreciation primarily reflect the change in investment fair values, including the reversal of previously recorded unrealized depreciation or appreciation when gains or losses are realized.

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our established investment valuation policy (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the Valuation Officer, employed by the Administrator (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the Valuation Officer, uses the Policy, which has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, the third-party service provider Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on the majority of our debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimates of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. To gather information regarding these factors, the Valuation Team generally references industry statistics and may use outside experts. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA or revenue multiples; however, TEV may also be calculated using a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses the DCF to calculate the TEV to corroborate estimates of value for our equity investments, where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new debt and equity investments made during the three months ended June 30, 2014 are generally valued at original cost basis. Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3 — Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2014, our loans to Tread Corp. (“Tread”) were on non-accrual, with an aggregate debt cost basis of $12.5 million, or 4.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2014, our loans to Tread were on non-accrual, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. During the three months ended June 30, 2014, we recorded PIK income of $29. During the three months ended June 30, 2013, we recorded PIK income of $10.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We did not record any success fee income during the three months ended June 30, 2014. We recorded $0.2 million of success fees during the three months ended June 30, 2013, representing prepayments received from Mathey Investments, Inc. (“Mathey”).

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the three months ended June 30, 2014, we recorded $1.4 million of dividend income primarily consisting of a receivable from Mathey. We collected the Mathey dividend receivable on July 1, 2014. We did not record any dividend income during the three months ended June 30, 2013.

Both dividends and success fees are recorded in Other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so there was no impact from adopting this standard on our financial position or results of operations. We adopted ASU 2013-08 beginning with our quarter ended June 30, 2014, and have increased our disclosure requirements as necessary.

NOTE 3.	INVESTMENTS

Fair Value

In accordance with ASC 820, our investments’ fair value is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s own assumptions based upon the best available information.

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of June 30 and March 31, 2014, all of our investments were valued using Level 3 inputs and during the three months ended June 30, 2014 and 2013, there were no investments transferred in to or out of Level 1, 2 or 3.

The following table presents our investments carried at fair value as of June 30 and March 31, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type and input level on the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	June 30, 2014	March 31, 2014
Non-Control/Non-Affiliate Investments
Senior debt	$93,052	$109,479
Senior subordinated debt	52,450	52,907
Preferred equity	30,890	32,259
Common equity/equivalents	12,917	10,795

Total Non-Control/Non-Affiliate Investments	189,309	205,440

Affiliate Investments
Senior debt	84,547	60,391
Senior subordinated debt	2,412	2,400
Preferred equity	23,379	25,058

Total Affiliate Investments	110,338	87,849

Control Investments
Senior subordinated debt	15,520	15,520
Preferred equity	6,665	5,584

Total Control Investments	22,185	21,104

Total Investments at fair value using Level 3 inputs	$321,832	$314,393

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30 and March 31, 2014. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2014	Fair Value as of March 31, 2014	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of June 30, 2014	Range / Weighted Average as of March 31, 2014

Senior debt	$117,993	$115,081	TEV	EBITDA multiples	3.6x – 7.0x / 5.1x	4.6x – 7.3x / 5.6x
				EBITDA	$(606) – $5,906 / $3,359	$1,558 – $6,230 / $3,609

	59,606	54,789	Yield Analysis	Discount Rate	8% – 30% / 20%	8% – 30% / 19%

Senior subordinated debt	47,320	49,470	TEV	EBITDA multiples	4.1x – 7.0x / 5.7x	4.1x – 7.3x / 5.0x
				EBITDA	$(606) – $5,112 / $3,830	$36 – $6,156 / $4,159

	23,062	21,357	Yield Analysis	Discount Rate	13% – 16% / 15%	13% – 13% / 13%

Preferred equity	60,934	62,901	TEV	EBITDA multiples	3.6x – 8.6x / 5.7x	3.5x – 8.5x / 5.1x
				EBITDA	$(606) – $10,668 / $3,933	$36 – $10,621 / $4,266

Common equity/equivalents	12,917	10,795	TEV	EBITDA multiples	3.5x – 18.0x / 11.6x	3.4x – 16.0x / 10.5x
				EBITDA	$(606) – $9,300 / $6,181	$36 – $10,621 / $6,008

Total	$321,832	$314,393

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase in market yields, discount rates or leverage or a decrease in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a decrease in the fair value of certain of our investments.

The following tables provide the changes in fair value, broken out by security type, during the three months ended June 30, 2014 and 2013 for all of our investments.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2014:
Fair value as of March 31, 2014	$169,870	$70,827	$62,901	$10,795	$314,393
Total gain (loss):
Net unrealized appreciation (depreciation)(A)	6,219	(724)	(2,157)	2,122	5,460
New investments, repayments and settlements(B):
Issuances / Originations	1,510	279	250	—	2,039
Settlements / Repayments	—	—	(60)	—	(60)

Fair value as of June 30, 2014	$177,599	$70,382	$60,934	$12,917	$321,832

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2013:
Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482
Total (losses) gains:
Net unrealized depreciation(A)	(3,842)	(943)	(3,922)	(2,699)	(11,406)
New investments, repayments and settlements(B):
Issuances / Originations	20,690	8,501	6,306	94	35,591
Settlements / Repayments	(1,940)	(400)	—	—	(2,340)

Fair value as of June 30, 2013	$118,790	$93,969	$84,541	$11,027	$308,327

(A)	Included in Net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statements of Operations for the periods ended June 30, 2014 and 2013.
(B)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Investment Activity

During the three-months ended June 30, 2014, the following significant transaction occurred:

•	In May 2014, NDLI Acquisition Inc. completed the purchase of certain of Noble Logistics, Inc.’s assets out of bankruptcy. The resulting entity was listed as one portfolio company under NDLI Inc. on our Condensed Consolidated Schedules of Investments as of June 30, 2014.

Investment Concentrations

As of June 30, 2014, our investment portfolio consisted of investments in 28 portfolio companies located in 14 states across 14 different industries with an aggregate fair value of $321.8 million, of which our investments in Acme Cryogenics, Inc. (“Acme”), SOG Specialty K&T, LLC (“SOG”), and Galaxy Tool Holdings Corp. (“Galaxy”), our three largest portfolio investments at fair value, collectively comprised $74.9 million, or 23.3%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of June 30 and March 31, 2014:

	June 30, 2014				March 31, 2014
	Cost		Fair Value		Cost		Fair Value
Senior debt	$197,053	51.1%	$177,599	55.2%	$196,293	51.2%	$169,870	54.0%
Senior subordinated debt	83,377	21.6	70,382	21.9	82,348	21.5	70,827	22.5

Total debt	280,430	72.7	247,981	77.1	278,641	72.7	240,697	76.5

Preferred equity	98,289	25.5	60,934	18.9	98,099	25.6	62,901	20.0
Common equity/equivalents	6,797	1.8	12,917	4.0	6,797	1.7	10,795	3.5

Total equity/equivalents	105,086	27.3	73,851	22.9	104,896	27.3	73,696	23.5

Total Investments	$385,516	100.0%	$321,832	100.0%	$383,537	100.0%	$314,393	100.0%

Investments at fair value consisted of the following industry classifications as of June 30 and March 31, 2014:

	June 30, 2014		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Manufacturing	$53,998	16.8%	$54,845	17.4%
Chemicals, Plastics, and Rubber	53,223	16.5	52,753	16.8
Leisure, Amusement, Motion Pictures, Entertainment	38,468	12.0	39,867	12.7
Machinery (Non-agriculture, Non-construction, Non-electronic)	26,118	8.1	25,917	8.2
Automobile	25,670	8.0	25,735	8.2
Farming and Agriculture	24,462	7.6	20,557	6.5
Aerospace and Defense	22,186	6.9	18,512	5.9
Home and Office Furnishings, Housewares, and Durable Consumer Products	19,072	5.9	21,188	6.7
Containers, Packaging, and Glass	17,240	5.4	17,889	5.7
Cargo Transport	12,262	3.8	6,500	2.1
Beverage Food and Tobacco	11,206	3.5	13,050	4.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	10,363	3.2	10,005	3.2
Buildings and Real Estate	7,564	2.3	7,575	2.4

Total Investments	$321,832	100.0%	$314,393	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30 and March 31, 2014:

	June 30, 2014		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$115,853	36.0%	$117,781	37.5%
South	96,097	29.9	89,915	28.6
Northeast	66,990	20.8	67,862	21.6
Midwest	42,892	13.3	38,835	12.3

Total Investments	$321,832	100.0%	$314,393	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2014:

		Amount
For the remaining nine months ending March 31:	2015	$47,463
For the fiscal year ending March 31:	2016	40,623
	2017	24,915
	2018	70,632
	2019	89,181
	Thereafter	7,616

	Total contractual repayments	$280,430
	Investments in equity securities	105,086

	Total cost basis of investments held at June 30, 2014:	$385,516

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30 and March 31, 2014, we had gross receivables from portfolio companies of $0.6 million and $0.9 million, respectively. The allowance for uncollectible receivables was $163 as of each of June 30 and March 31, 2014.

NOTE 4.	RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). The Adviser is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, each as described below. On July 15, 2014, our Board of Directors approved the renewal of the Advisory Agreement through August 31, 2015.

The following table summarizes the management fees, loan servicing fee which is paid in accordance to our line of credit, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
	2014	2013
Average total assets subject to base management fee(A)	$333,200	$309,800
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,666	1,549
Other credits to fee(B)	(382)	(511)

Net base management fee	$1,284	$1,038

Loan servicing fee(B)	1,135	1,024
Credit of loan servicing fee(B)	(1,135)	(1,024)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,215	$165

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2%. It is computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor our Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services. 50% of certain of these fees and 100% of others historically have been credited against the base management fee that we would otherwise be required to pay to our Adviser. Effective October 1, 2013, 100% of all these fees are credited against the base management fee that we would otherwise be required to pay to our Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees are retained by the Adviser in the form of reimbursement for certain tasks completed by personnel of the Adviser.

Loan Servicing Fee

In addition, our Adviser services, administers and collects on the loans held by Business Investment, in return for which our Adviser receives a 2% annual fee payable monthly by Business Investment based on the monthly aggregate balance of loans held by Business Investment in accordance with our line of credit. All loan servicing fees are credited back to us by our Adviser. Overall, the base management fee due to our Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through June 30, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through June 30, 2014.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s overhead expenses in performing its obligations under the Administration Agreement, including, but not limited to, rent and the salaries and benefits expenses of our chief financial officer and treasurer, chief compliance officer, general counsel and secretary, who also serves as the Administrator’s president, and their respective staffs. Our allocable portion of administrative expenses is generally derived by multiplying the Administrator’s total allocable expenses by the percentage of our total assets at the beginning of the quarter in comparison to the total assets at the beginning of the quarter of all funds serviced by the Administrator under similar agreements. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31
	2014	2014
Base management fee due to Adviser	$424	$63
Incentive fee due to Adviser	1,215	1,161
Other due to Adviser	8	1

Total fees due to Adviser	$1,647	$1,225

Fee due to Administrator	$235	$224

Total related party fees due	$1,882	$1,449

NOTE 5.	BORROWINGS

Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company (“BB&T”) as a lender and managing agent, and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of the line of credit (the “Credit Facility”). The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, the Credit Facility can be expanded by up to $145 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and the Credit Facility includes a fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment.

The following tables summarize noteworthy information related to our Credit Facility:

	As of June 30,	As of March 31,
	2014	2014
Commitment amount	$105,000	$105,000
Borrowings outstanding at cost	62,950	61,250
Availability	42,050	43,750

	For the Three Months Ended June 30,
	2014	2013
Weighted average borrowings outstanding	$60,423	$32,654
Effective interest rate(A)	4.3%	4.6%
Commitment (unused) fees incurred	$56	$52

(A)	Excludes the impact of deferred financing fees.

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

Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility generally also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward available credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170 million as of June 30, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2014, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $266.8 million, an asset coverage of 300% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of June 30, 2014, Business Investment had 21 obligors. As of June 30, 2014, we continued to be in compliance with all covenants.

We have entered into an interest rate cap agreement with Keybank National Association that effectively limits the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreement, which expires April 2016, provides that the interest rate on $45 million of our borrowings is capped at 6%, plus 3.25% per annum, when 30-day LIBOR is in excess of 6%.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. ASC 860 requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assists and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated interest rate of 7.0% and a maturity date of January 3, 2018.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with the application of ASC 820 to our investments. Generally, the Valuation Team estimates the fair value of our Credit Facility using a yield analysis, which includes a DCF calculation, and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. During the three months ended June 30, 2014, due to the closing of an amendment extending the maturity and reducing the rate, amongst other things, cost was deemed to approximate fair value. At each of June 30 and March 31, 2014, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan, where applicable, and Credit Facility carried at fair value as of June 30 and March 31, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three months ended June 30, 2014 and 2013:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	June 30, 2014	March 31, 2014
Credit Facility	$62,950	$61,701

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)
Credit Facility
Three months ended June 30, 2014:
Fair value at March 31, 2014	$61,701
Borrowings	6,300
Repayments	(4,600)
Net unrealized depreciation(A)	(451)

Fair value at June 30, 2014	$62,950

	Short-Term Loan	Credit Facility	Total
Three months ended June 30, 2013:
Fair value at March 31, 2013	$58,016	$31,854	$89,870
Borrowings	26,009	28,500	54,509
Repayments	(58,016)	(10,500)	(68,516)
Net unrealized depreciation(A)	—	(854)	(854)

Fair value at June 30, 2013	$26,009	$49,000	$75,009

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statement of Operations for periods ended June 30, 2014 and 2013.

The fair value of the collateral under our Credit Facility was $292.0 million and $288.6 million as of June 30 and March 31, 2014, respectively.

NOTE 6.	MANDATORILY REDEEMABLE PREFERRED STOCK

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

For three months ended June 30, 2014 and 2013, our Board of Directors declared and paid a monthly distribution of $0.1484375 per share, or $0.4453125 per share in aggregate, to preferred stockholders. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date. The fair value of the Term Preferred Stock, which we consider to be a level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of June 30 and March 31, 2014, was $41.9 million and $42.4 million, respectively.

NOTE 7.	COMMON STOCK

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement, which has not yet been declared effective. Upon the SEC declaring the registration statement effective we will be permitted to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

NOTE 8.	NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$10,770	$(6,519)
Denominator for basic and diluted weighted average common shares	26,475,958	26,475,958

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.41	$(0.25)

NOTE 9.	DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subtitle A, Chapter 1 of Subchapter M of the Code, we are required to distribute to our stockholders 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on management’s estimate of our estimated taxable income. Based on that estimate, our Board of Directors declares three monthly distributions each quarter.

Our Board of Directors declared the following monthly distributions to common stockholders for the three months ended June 30, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	April 8, 2014	April 21, 2014	April 30, 2014	$0.06
	April 8, 2014	May 20, 2014	May 30, 2014	0.06
	April 8, 2014	June 19, 2014	June 30, 2014	0.06

Three months ended June 30, 2014:				$0.18

2014	April 9, 2013	April 22, 2013	April 30, 2013	$0.05
	April 9, 2013	May 14, 2013	May 31, 2013	0.05
	April 9, 2013	June 19, 2013	June 28, 2013	0.05

Three months ended June 30, 2013:				$0.15

Aggregate common distributions declared quarterly and paid for the three months ended June 30, 2014 and 2013 were approximately $4.8 million and $4.0 million, respectively. We determine the tax characterization of our common distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of June 30, 2014, 100% would be from ordinary income and 0% would be a return of capital. For the three months ended June 30, 2014, we recorded a $0.1 million adjustment for estimated book-tax differences which decreased Capital in excess of par value and increased Net investment income in excess of distributions. For the fiscal year ended March 31, 2014, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.9 million of the first common distributions paid in fiscal year 2015, as having been paid in the prior year.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of June 30, 2014, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

As of June 30, 2014, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of June 30, 2014, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

•	In October 2008, we executed a guarantee of a vehicle finance facility agreement (the “Ford Finance Facility”) between Ford Motor Credit Company (“Ford”) and ASH. The Ford Finance Facility provides ASH with a line of credit of up to $0.5 million for component Ford parts used by ASH to build truck bodies under a separate contract. Ford retains title and ownership of the parts. The guarantee of the Ford Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of us as guarantor. In connection with this guarantee, we received a premium of $20 from ASH. In July 2014, the Ford Finance Facility was modified and the guarantee was terminated.

•	In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2011, 2012 and 2013 and expires in February 2014, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.4 million from CCE.

•	In April 2010, we executed a guarantee of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guarantee, we received aggregate premiums of $0.1 million from CCE.

•	In October 2013, we executed a guarantee of a vehicle finance facility agreement (the “Compass Finance Facility”) between Compass Bank and ASH. The Compass Finance Facility provides ASH with a line of credit of up to $0.3 million for component Ram parts used by ASH to build truck bodies under a separate contract. The guarantee will expire upon maturity of the Compass Finance Facility on October 16, 2014. In connection with this guarantee, we received a premium of $10 from ASH. In July 2014, the Compass Finance Facility was modified and the guarantee was terminated.

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of June 30 and March 31, 2014:

	June 30, 2014	March 31, 2014
Unused line of credit commitments	$2,374	$6,684
Guarantees	3,581	3,628

Total	$5,955	$10,312

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In August 2013, the sale of Venyu resulted in $4.9 million in escrow amounts, of which $0.6 million is held on behalf of the other sellers, which we record in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $0 and $35 as of June 30 and March 31, 2014, respectively.

NOTE 11.	FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2014	2013
Per Common Share Data
NAV at beginning of period(A)	$8.34	$9.10
Net investment income(B)	0.18	0.15
Net unrealized appreciation (depreciation) of investments and other(B)	0.23	(0.40)

Total from investment operations(B)	0.41	(0.25)
Cash distributions from net investment income(B)(C)	(0.18)	(0.15)

NAV at end of period(A)	$8.57	$8.70

Per common share market value at beginning of period	$8.27	$7.31
Per common share market value at end of period	7.40	7.35
Total return(D)	(8.40)%	2.61%
Common stock outstanding at end of period	26,475,958	26,475,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$226,841	$230,472
Average net assets(E)	222,719	237,146

Senior Securities Data(F):
Total borrowings at cost	$68,046	$80,009
Mandatorily redeemable preferred stock	40,000	40,000
Asset coverage ratio(G)	300%	283%
Average coverage per unit(H)	$2,995	$2,829

Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)(J)(L)	11.67%	8.27%
Ratio of net expenses to average net assets(I)(K)	8.94	5.68
Ratio of net investment income to average net assets(I)	8.73	6.80

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9 — Distributions to Common Stockholders.
(E)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(F)	The 1940 Act currently permits BDCs to issue senior securities representing indebtedness and senior securities that are stock, to which we refer as “senior securities.”
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Amounts are annualized.
(J)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(K)	Ratio of net expenses to average net assets is computed using total expenses net of any credits received from the Adviser.
(L)	The ratio of expenses to average net assets for the three months ended June 30, 2013 was revised from the ratio previously reported, which was 6.54%, to correct an error as discussed in footnote 2.

NOTE 12.	UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we have one unconsolidated subsidiary, Galaxy Tool Holdings, Inc. (“Galaxy”), that met at least one of the significance conditions of the SEC’s Regulation S-X as of June 30, 2014 and 2013 and for the three months ended June 30, 2014 and 2013. Additionally, we have one unconsolidated subsidiary, SOG Specialty K&T, LLC (“SOG”), and one former unconsolidated subsidiary, Venyu Solutions Inc. (“Venyu”), that met at least one of the significance conditions of the SEC’s Regulation S-X for the three months ended June 30, 2013. Accordingly, summarized, comparative financial information, in aggregate, is presented below for our significant unconsolidated subsidiaries.

	For the Three Months Ended June 30,
Income Statement(A)	2014	2013
Net Sales	$14,428	$22,719
Gross Profit	4,128	8,754
Net loss	(1,226)	189

(A)	Reflects only three months of summarized income statement information of Venyu in 2013, as it was exited in August 2013.

NOTE 13.	SUBSEQUENT EVENTS

Distributions

On July 15, 2014, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Declaration Date	Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
July 15, 2014	July 25, 2014	August 5, 2014	$0.06	$0.1484375
July 15, 2014	August 20, 2014	August 29, 2014	0.06	0.1484375
July 15, 2014	September 19, 2014	September 30, 2014	0.06	0.1484375

Total for the Quarter:			$0.18	$0.4453125

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David A.R. Dullum; (4) changes in our investment objectives and strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on May 13, 2014. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on May 13, 2014. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the U.S. Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we hope will appreciate over time so that we can sell them for capital gains. We expect that our investment allocation over time will consist of approximately 80% in debt securities and 20% in equity securities. As of June 30, 2014, our investment allocation was 73% in debt securities and 27% in equity securities, at cost.

We focus on investing in small and medium-sized private U.S. businesses that meet certain of the following criteria which we believe will give us the best potential to sell our equity positions at a later date for capital gains: the potential for growth in cash flow, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, profitable operations based on the borrower’s cash flow and reasonable capitalization of the borrower (usually by leveraged buyout funds or venture capital funds). We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds to finance growth, restructure their balance sheets or effect a change of control. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

Business Environment

The strength of the global economy, and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. The effects of the previous recession and the disruptions in the capital markets have impacted our liquidity options and increased our cost of debt and equity capital. In addition, the federal government shutdown in October 2013 combined with the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the near and long term have increased domestic and global economic instability. Many of our portfolio companies, as well as those that we evaluate for possible investments, are adversely impacted by these political and economic conditions. If these conditions persist, it may adversely affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

New Investment and Realized Gains/Losses from Exits

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. Even though we were unable to make any new investments in the three months ended June 30, 2014, these opportunities along with the capital raising efforts discussed below have allowed us to invest $310.1 million in 19 new proprietary debt and equity deals since October 2010.

These new investments, as well as the majority of our debt securities in our portfolio, have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. As a result, as of June 30, 2014, we had an off-balance sheet success fee receivable of $19.1 million, or $0.72 per common share. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections.

The improved investing environment presented us with an opportunity to realize gains and other income from our investment in Venyu Solutions, Inc. (“Venyu”) as a result of its sale in August 2013. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investments of $19 million and $1.8 million in success fee income. This represents our fourth management-supported buyout liquidity event since June 2010, and in the aggregate, these four liquidity events have generated $54.5 million in realized gains and $13.1 million in other income, for a total increase to our net assets of $67.6 million. We believe each of these transactions was an equity-oriented investment success and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. These successes, in part, enabled us to increase the monthly distribution 50% since March 2011, allowed us to declare a $0.03 per common share one-time special distribution in fiscal year 2012, and to declare a $0.05 per common share one-time special distribution in November 2013.

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

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through enhancements to our revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of stock. For example, in October 2012, we issued 4.4 million shares of common stock for gross proceeds of $33 million. Regarding our Credit Facility over the last two years, we have successfully extended the revolving period multiple times, most recently to June 2017, increased the commitment from $60 million to $105 million and reduced the interest rate margin from 3.75% to 3.25%.

Although we were able to access the capital markets during 2012, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On July 25, 2014, the closing market price of our common stock was $7.44, which represented a 13.2% discount to our June 30, 2014 net asset value (“NAV”) per share of $8.57. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2013 Annual Meeting of Stockholders held on August 8, 2013, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2013 stockholder authorization is in effect for one year from the date of stockholder approval. Prior to the August 2013 stockholder authorization, we sought and obtained stockholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2012, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios. At our 2014 Annual Meeting of Stockholders, scheduled to take place on August 7, 2014, we have asked our stockholders to vote in favor of this proposal again so that it may be in effect for another year.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “Senior Securities.” As of June 30, 2014, our asset coverage ratio was 300%. Our status as a RIC under Subchapter M of the Code, in addition to other requirements, also requires us, at the close of each quarter of the taxable year, to meet an asset diversification test, which requires that at least 50% of the value of our assets consists of cash, cash items, U.S. government securities or certain other qualified securities (the (50% threshold”). In the past, we have obtained this ratio by entering into a short-term loan at quarter end to purchase qualifying assets, though a short term loan was not necessary at the end of the quarter ended June 30, 2014. Until the composition of our assets is above the required 50% threshold on a consistent basis by a significant margin, we may have to continue to obtain short-term loans on a quarterly basis. When deployed, this strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act.

Investment Highlights

During the three months ended June 30, 2014, we extended $2.0 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through June 30, 2014, we have made 217 investments in 107 companies for a total of approximately $927.6 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the three months ended June 30, 2014, the following significant transaction occurred:

•	In May 2014, NDLI Acquisition Inc. completed the purchase of certain of Noble Logistics, Inc.’s assets out of bankruptcy. The resulting entity was listed as one portfolio company under NDLI Inc. on our Condensed Consolidated Schedules of Investments as of June 30, 2014.

Recent Developments

Credit Facility Extension

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company (“BB&T”) as a lender and managing agent, and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of the line of credit. The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, the Credit Facility can be expanded by up to $145 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and the Credit Facility includes an unused fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2014, to the Three Months Ended June 30, 2013

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,404	$7,182	$1,222	17.0%
Other income	1,433	216	1,217	563.4

Total investment income	9,837	7,398	2,439	33.0

EXPENSES
Base management fee	1,666	1,549	117	7.6
Incentive fee	1,215	165	1,050	636.4
Administration fee	235	243	(8)	(3.3)
Interest and dividend expense	1,451	1,190	261	21.9
Amortization of deferred financing costs	254	244	10	4.1
Other	539	485	54	11.1

Expenses before credits from Adviser	5,360	3,876	1,484	38.3
Credits to fees	(382)	(511)	129	(25.2)

Total expenses net of credits to fees	4,978	3,365	1,613	47.9

NET INVESTMENT INCOME	4,859	4,033	826	20.5

UNREALIZED GAIN (LOSS):
Net unrealized appreciation (depreciation) of investments	5,460	(11,406)	16,866	NM
Net unrealized depreciation of other	451	854	(403)	(47.2)

Net realized and unrealized gain (loss) on investments and other	5,911	(10,552)	16,463	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$10,770	$(6,519)	$17,289	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.18	$0.15	$0.03	20.0%

Net increase (decrease) in net assets resulting from operations	$0.41	$(0.25)	$0.66	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 33.0% for the three months ended June 30, 2014, as compared to the prior year period. This increase was due to an overall increase in interest income as a result of an increase in the size of our loan portfolio and a $1.3 million dividend from Mathey Investments, Inc. (“Mathey”) during the quarter ended June 30, 2014.

Interest income from our investments in debt securities increased 17.0% for the three months ended June 30, 2014, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2014, was approximately $267.5 million, compared to approximately $229.9 million for the prior year period. This increase was primarily due to approximately $91.0 million in new investments originated after June 30, 2013, including Schylling Investments, LLC (“Schylling), Alloy Die Casting Corp. (“ADC”), Behrens Manufacturing, LLC (“Behrens”), Meridian Rack & Pinion, Inc. (“Meridian”), Head Country Inc. (“Head Country”), and Edge Adhesives Holdings, Inc. (“Edge”). At June 30, 2014, loans of one portfolio company, Tread Corp. (Tread”), were on non-accrual, with an aggregate weighted average principal balance of $12.0 million. At June 30, 2013, loans to two portfolio companies, ASH Holdings Corp. (“ASH”) and Tread, were on non-accrual, with an aggregate weighted average principal balance of $25.5 million during the three months ended June 30, 2013. The weighted average yield on our interest-bearing investments for the three months ended June 30, 2014 and 2013, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% and 12.5%, respectively. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of June 30, 2014		Three months ended June 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,322	8.5%	$422	4.3%
SOG Specialty Knives and Tools, LLC	25,386	7.9	696	7.1
Galaxy Tool Holding Corp.	22,186	6.9	530	5.4
Edge Adhesives Holdings, Inc.	17,095	5.3	407	4.1
Jackrabbit, Inc.	16,962	5.3	375	3.8

Subtotal—five largest investments	108,951	33.9	2,430	24.7
Other portfolio companies	212,881	66.1	7,407	75.3

Total investment portfolio	$321,832	100.0%	$9,837	100.0%

	As of June 30, 2013		Three months ended June 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc.	$42,375	13.8%	$624	8.4%
Acme Cryogenics, Inc.	26,906	8.7	422	5.7
SOG Specialty Knives and Tools, LLC	26,899	8.7	662	9.0
Galaxy Tool Holding Corp.	24,135	7.8	530	7.2
Ginsey Home Solutions, Inc.	18,131	5.9	445	6.0

Subtotal—five largest investments	138,446	44.9	2,683	36.3
Other portfolio companies	169,881	55.1	4,715	63.7

Total investment portfolio	$308,327	100.0%	$7,398	100.0%

Other income increased 563.4% from the prior year period. During the three months ended June 30, 2014, other income primarily consisted of $1.3 million of dividend income received from Mathey. During the three months ended June 30, 2013, other income primarily consisted of $0.2 million of success fee income resulting from prepayments received from Mathey.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 38.3% for the three months ended June 30, 2014, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee, and interest expense, as compared to the prior year period.

The base management fee increased for the three months ended June 30, 2014, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, an incentive fee of $1.2 million was earned by the Adviser during the three months ended June 30, 2014, compared to an incentive fee of $0.2 million for the prior year period. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2014	2013
Average gross assets subject to base management fee(A)	$333,200	$309,800
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,666	1,549
Credit for fees received by Adviser from the portfolio companies(B)	(382)	(511)

Net base management fee	$1,284	$1,038

Incentive fee(B)	$1,215	$165

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 21.9% for the three months ended June 30, 2014, as compared to the prior year period, primarily due to increased average borrowings under the Credit Facility. The average balance outstanding on our Credit Facility during the three months ended June 30, 2014, was $60.4 million, as compared to $32.7 million in the prior year period.

Realized and Unrealized Gain (Loss) on Investments

Realized Gain

During the three months ended June 30, 2014 and 2013, there were no realized gains or losses.

Unrealized Depreciation

During the three months ended June 30, 2014, we recorded net unrealized appreciation on investments in the aggregate amount of $5.5 million. The unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2014, were as follows:

	Three months ended June 30, 2014
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
NDLI Acquisition Inc.	$—	$5,762	$—	$5,762
Jackrabbit, Inc.	—	3,999	—	3,999
Galaxy Tool Holding Corp.	—	3,673	—	3,673
Acme Cryogenics, Inc.	—	1,546	—	1,546
Edge Adhesives Holdings, Inc.	—	766	—	766
Drew Foam Companies, Inc.	—	756	—	756
Mathey Investments, Inc.	—	681	—	681
Behrens Manufacturing, LLC	—	478	—	478
Quench Holdings Corp.	—	(303)	—	(303)
SBS, Industries, LLC	—	(480)	—	(480)
Frontier Packaging, Inc.	—	(706)	—	(706)
Tread Corp.	—	(750)	—	(750)
Channel Technologies Group, LLC	—	(769)	—	(769)
Alloy Die Casting Corp.	—	(1,072)	—	(1,072)
Danco Acquisition Corp.	—	(1,144)	—	(1,144)
SOG Specialy K&T, LLC	—	(1,252)	—	(1,252)
Mitchell Rubber Products, Inc.	—	(1,832)	—	(1,832)
Head Country Inc.	—	(1,844)	—	(1,844)
Ginsey Holdings, Inc.	—	(2,253)	—	(2,253)
Other, net (<$250 Net)	—	204	—	204

Total	$—	$5,460	$—	$5,460

The primary changes in our net unrealized appreciation of $5.5 million for the three months ended June 30, 2014, were due to increased debt and equity valuations in several of our portfolio companies, primarily due to increases in certain comparable multiples used to estimate the fair value of our investments and an increase in portfolio company performance.

During the three months ended June 30, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $11.4 million. The unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2013, were as follows:

	Three months ended June 30, 2013
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corp.	$—	$3,259	$—	$3,259
Quench Holdings Corp.	—	1,608	—	1,608
Frontier Packaging, Inc.	—	1,095	—	1,095
Acme Cryogenics, Inc.	—	(434)	—	(434)
Noble Logistics, Inc.	—	(460)	—	(460)
SBS, Industries, LLC	—	(518)	—	(518)
Tread Corp.	—	(800)	—	(800)
Mitchell Rubber Products, Inc.	—	(924)	—	(924)
Drew Foam Companies, Inc.	—	(1,168)	—	(1,168)
Precision Southeast, Inc.	—	(1,214)	—	(1,214)
Venyu Solutions, Inc.	—	(1,596)	—	(1,596)
SOG Specialty K&T, LLC	—	(2,923)	—	(2,923)
B-Dry, LLC	—	(3,010)	—	(3,010)
Ginsey Home Solutions, Inc.	—	(3,702)	—	(3,702)
Other, net (<$250 Net)	—	(621)	2	(619)

Total	$—	$(11,408)	$2	$(11,406)

The primary changes in our net unrealized depreciation for the three months ended June 30, 2013, were due to decreased equity valuations in several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded approximately $5.5 million of net unrealized appreciation on our debt positions and $35 of net unrealized depreciation on our equity holdings for the three months ended June 30, 2014. At June 30, 2014, the fair value of our investment portfolio was less than our cost basis by approximately $63.6 million, as compared to $69.1 million at March 31, 2014, representing net unrealized appreciation of $5.5 million for the three months ended June 30, 2014. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 83.5% of cost as of June 30, 2014. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Unrealized Appreciation on Other

The net unrealized depreciation on our Credit Facility for the three months ended June 30, 2014 and 2013, was $0.5 million and $0.8 million, respectively. The Credit Facility was fair valued at $62.9 million and $61.7 million as of June 30 and March 31, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by (used by) operating activities for the three months ended June 30, 2014, was approximately $2.6 million, as compared to $(30.4) million during the three months ended June 30, 2013. This increase in cash provided by operating activities was primarily due to the decrease in new investments, which decreased by $34.6 million in the three months ended June 30, 2014 over the prior year period. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our Term Preferred Stock, management fees to our Adviser, and other entity-level expenses.

As of June 30, 2014, we had equity investments in or loans to 28 private companies with an aggregate cost basis of approximately $385.5 million. As of June 30, 2013, we had equity investments in or loans to 24 private companies with an aggregate cost basis of approximately $359.7 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Beginning investment portfolio, at fair value	$314,393	$286,482
New investments	—	34,590
Disbursements to existing portfolio companies	2,010	1,000
Increase in investment balance due to PIK	29	1
Unscheduled principal repayments	(60)	(2,340)
Net unrealized appreciation (depreciation)	5,460	(11,408)
Reversal of net unrealized depreciation	—	2

Ending investment portfolio, at fair value	$321,832	$308,327

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2014:

		Amount
For the remaining nine months ending March 31:	2015	$47,463
For the fiscal year ending March 31:	2016	40,623
	2017	24,915
	2018	70,632
	2019	89,181
	Thereafter	7,616

	Total contractual repayments	$280,430
	Investments in equity securities	105,086

	Total cost basis of investments held as of June 30, 2014:	$385,516

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2014, was approximately $3.4 million, which consisted primarily of $4.8 million in distributions to common stockholders, partially offset by $1.7 million of net borrowings on our Credit Facility. Net cash used in financing activities for the three months ended June 30, 2013, was approximately $19.0 million, which consisted primarily of net a decrease in short-term borrowings of $32.0 million and $4.0 million in distributions to common stockholders, partially offset by $18.0 million of net borrowings on our Credit Facility.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.06 per common share for each of the three months from April 2014 through June 2014. In July 2014, our Board of Directors also declared a monthly distribution of $0.06 per common share for each of July, August and September 2014. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year ending March 31, 2015.

For the fiscal year ended March 31, 2014, our distributions to common stockholders totaled $18.8 million, and were less than our taxable income over the same year. At March 31, 2014, we elected to treat $3.9 million, of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the three months from April 2014 through June 2014. In July 2014, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of July, August and September 2014. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement, which has not yet been declared effective. Upon the SEC declaring the registration statement effective we will be permitted to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On July 25, 2014, the closing market price of our common stock was $7.44 per share, representing a 13.2% discount to our NAV of $8.57 as of June 30, 2014. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2013 Annual Meeting of Stockholders held on August 8, 2013, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2014 Annual Meeting of Stockholders, scheduled to take place on August 7, 2014, we expect to ask our stockholders to vote in favor of this proposal again so that it may be in effect for another year.

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

Revolving Credit Facility

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company (“BB&T”) as a lender and managing agent, and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of the line of credit (the “Credit Facility”). The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, the Credit Facility can be expanded by up to $145 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and the Credit Facility includes an unused fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility generally also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170 million as of June 30, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2014, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $266.9 million, an asset coverage of 300% and an active status as a BDC and RIC. As of July 28, 2014, we were in compliance with all covenants.

In July 2013, we entered into a forward interest rate cap agreement, effective October 2013 and expiring April 2016, for a notional amount of $45 million. We incurred a premium fee of $75 in conjunction with this agreement. The interest rate cap agreement effectively limits the interest rate on a portion of the borrowings pursuant to the terms of the Credit Facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of June 30 and March 31, 2014 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $3.6 million of obligations of ASH and Country Club Enterprises, LLC (“CCE”). As of June 30, 2014, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of June 30, 2014, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	62,950	—	62,950	—	—
Term Preferred Stock	40,000	—	—	40,000	—
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(B)	16,008	5,595	10,228	185	—

Total	$124,054	$5,595	$73,178	$45,281	$—

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $6.0 million.
(B)	Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which can enhance the yield on our debt investments. Unlike PIK income, we do not recognize the fee into income until it is received in cash. As a result, as of June 30, 2014, we have an off-balance sheet success fee receivable of $19.1 million, or approximately $0.72 per common share. There is no guarantee that we will be able to collect any or all of our success fee receivables due to their contingent nature. It is also impossible to predict the timing of such collections.

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

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our investments and the related amounts of unrealized appreciation and depreciation of investments recorded in our Condensed Consolidated Financial Statements.

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized depreciation or appreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized depreciation or appreciation primarily reflect the change in investment fair values, including the reversal of previously recorded unrealized depreciation or appreciation when gains or losses are realized.

In accordance with ASC 820, our investments’ fair value is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s own assumptions based upon the best available information.

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of June 30 and March 31, 2014, all of our investments were valued using Level 3 inputs and during the three months ended June 30, 2014 and 2013, there were no investments transferred in to or out of Level 1, 2 or 3.

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our established investment valuation policy (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the Valuation Officer, employed by the Administrator (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the Valuation Officer, uses the Policy, which has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, the third-party service provider Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on the majority of our debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimates of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•

Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. To gather information regarding these factors, the Valuation Team generally references industry statistics and may use outside experts. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA or revenue multiples; however, TEV may also be calculated using a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses the DCF to calculate the TEV to corroborate estimates of value for our equity investments, where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new debt and equity investments made during the three months ended June 30, 2014 are generally valued at original cost basis. Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Credit Monitoring and Risk Rating

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance and, in some instances, that is used as inputs in our valuation techniques. We, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold board seats and also generally require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates certain credit statistics.

We risk rate all of our investments in debt securities. We use a proprietary risk rating system. Our risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. This system is used to estimate the probability of default on debt securities and the expected loss if there is a default. These types of systems are referred to as risk rating systems and are used by banks and rating agencies. The risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the three months ended June 30, 2014, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification due to the immaterial effect on the overall portfolio ratings.

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

The above scale gives an indication of the probability of default and the magnitude of the expected loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of June 30 and March 31, 2014, Tread was the only portfolio investment on non-accrual with an aggregate fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of June 30 and March 31, 2014, representing 100%, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of June 30, 2014	As of March 31, 2014
Highest	9.2	9.1
Average	6.3	5.7
Weighted Average	6.2	5.2
Lowest	2.8	2.6

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

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. However, we did incur an excise tax of $0.3 million and $31 for the calendar years ended December 31, 2013 and 2012, respectively. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years must be used prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation. Our total capital loss carryforward balance was $0.2 million as of March 31, 2014.

Revenue Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2014, our loans to Tread were on non-accrual, with an aggregate debt cost basis of $12.5 million, or 4.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2014, our loans to Tread were on non-accrual, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. During the three months ended June 30, 2014, we recorded PIK income of $29. During the three months ended June 30, 2013, we recorded PIK income of $10.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We did not record any success fee income during the three months ended June 30, 2014. We recorded $0.2 million of success fees during the three months ended June 30, 2013, representing prepayments received from Mathey.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the three months ended June 30, 2014, we recorded $1.4 million of dividend income primarily consisting of a receivable from Mathey. We collected the Mathey dividend receivable on July 1, 2014. We did not record any dividend income during the three months ended June 30, 2013.

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

Our target is to have approximately 20% of the loans in our portfolio at fixed rates and approximately 80% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with either the current LIBOR or prime rate. As of June 30, 2014, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

82.3%	Variable rates with a floor
17.7	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2014 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on May 13, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b)	Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the “Risk Factors” sections in our Post-Effective Amendment No. 3 to our registration statement on Form N-2 (No. 333-181879) as filed with the SEC on June 3, 2014.

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
David Watson
Chief Financial Officer and Treasurer (principal

Dated: July 28, 2014

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.4	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

10.1	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2014, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Key Equipment Finance, a division of Keybank National Association, as Administrative Agent, Managing Agent and Lender, Branch Banking and Trust Company, as Lender and a Managing Agent, Everbank Commercial Finance, Inc., as Lender and a Managing Agent, and Alostar Bank of Commerce, as Lender and a Managing Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 30, 2014.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.