Form 10-Q
period 2014-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2014-10-28
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Not Applicable

(Former name, former address and former fiscal year, if changed from last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of October 27, 2014, was 26,475,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2014	2014
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $181,693 and $233,895, respectively)	$172,970	$205,440
Affiliate investments (Cost of $201,605 and $120,010, respectively)	156,661	87,849
Control investments (Cost of $28,782 and $29,632 respectively)	17,270	21,104

Total investments at fair value (Cost of $412,080 and $383,537, respectively)	346,901	314,393
Cash	3,052	4,553
Restricted cash	3,450	5,314
Interest receivable	1,713	1,289
Due from custodian	1,177	1,704
Deferred financing costs	3,569	2,355
Other assets	1,312	1,086

Total assets	$361,174	$330,694

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $87,750 and $61,250, respectively)	$87,750	$61,701
Secured borrowing	5,096	5,000

Total borrowings	92,846	66,701
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 1,610,000 shares authorized, 1,600,000 shares issued and outstanding	40,000	40,000
Accounts payable and accrued expenses	1,055	665
Fees due to Adviser(A)	1,307	1,225
Fee due to Administrator(A)	209	224
Other liabilities	984	1,042

Total liabilities	136,401	109,857

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 26,475,958 shares issued and outstanding	$26	$26
Capital in excess of par value	286,866	287,062
Cumulative net unrealized depreciation of investments	(65,179)	(69,144)
Cumulative net unrealized depreciation of other	(74)	(525)
Net investment income in excess of distributions	3,344	3,616
Accumulated net realized loss	(210)	(198)

Total net assets	224,773	220,837

Total liabilities and net assets	$361,174	$330,694

NET ASSET VALUE PER SHARE AT END OF PERIOD	$8.49	$8.34

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$4,494	$5,216	$9,751	$9,893
Affiliate investments	3,540	473	6,156	931
Control investments	535	2,017	1,065	4,063
Cash and cash equivalents	1	—	2	1

Total interest income	8,570	7,706	16,974	14,888
Other income
Non-Control/Non-Affiliate investments	501	25	1,900	241
Affiliate investments	—	333	34	333
Control investments	—	3,295	—	3,295

Total other income	501	3,653	1,934	3,869

Total investment income	9,071	11,359	18,908	18,757

EXPENSES
Base management fee(A)	1,744	1,561	3,410	3,110
Loan servicing fee(A)	1,158	1,116	2,293	2,141
Incentive fee(A)	1,051	1,557	2,266	1,722
Administration fee(A)	209	156	444	399
Interest expense on borrowings	720	597	1,458	1,074
Dividends on mandatorily redeemable preferred stock	712	712	1,425	1,425
Amortization of deferred financing fees	282	256	536	499
Professional fees	305	159	547	280
Other general and administrative expenses	450	467	747	832

Expenses before credits from Adviser	6,631	6,581	13,126	11,482

Credit of loan servicing fee(A)	(1,158)	(1,116)	(2,293)	(2,141)
Other credits to Adviser fees(A)	(606)	(334)	(988)	(845)

Total expenses net of credits to fees	4,867	5,131	9,845	8,496

NET INVESTMENT INCOME	4,204	6,228	9,063	10,261

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Control investments	(12)	24,804	(12)	24,804

Total net realized (loss) gain	(12)	24,804	(12)	24,804
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	9,454	1,258	9,899	(8,378)
Affiliate investments	(4,283)	411	(2,941)	(3,022)
Control investments	(6,666)	(17,353)	(2,993)	(15,690)
Other	—	(409)	451	445

Total net unrealized (depreciation) appreciation	(1,495)	(16,093)	4,416	(26,645)

Net realized and unrealized (loss) gain	(1,507)	8,711	4,404	(1,841)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,697	$14,939	$13,467	$8,420

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.16	$0.24	$0.34	$0.39

Net increase in net assets resulting from operations	$0.10	$0.57	$0.51	$0.32

Distributions	$0.18	$0.15	$0.36	$0.30

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,475,958	26,475,958	26,475,958	26,475,958

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2014	2013
OPERATIONS:
Net investment income	$9,063	$10,261
Net realized (loss) gain of investments	(12)	24,804
Net unrealized appreciation (depreciation) of investments	3,965	(27,090)
Net unrealized appreciation of other	451	445

Net increase in net assets from operations	13,467	8,420

DISTRIBUTIONS TO COMMON STOCKHOLDERS:	(9,531)	(7,943)

Total increase in net assets	3,936	477
Net assets at beginning of period	220,837	240,963

Net assets at end of period	$224,773	$241,440

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$13,467	$8,420
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(29,287)	(55,990)
Principal repayments of investments	802	22,200
Increase in investment balance due to paid in kind interest	(58)	(30)
Net proceeds from the sale of investments	(12)	30,804
Net realized loss (gain) on investments	12	(24,804)
Net unrealized (appreciation) depreciation of investments	(3,965)	27,090
Net unrealized appreciation of other	(451)	(445)
Amortization of deferred financing costs	536	499
Decrease (increase) in restricted cash	1,864	(4,851)
Increase in interest receivable	(424)	(170)
Decrease in due from custodian	527	633
Increase in other assets	(226)	(293)
Increase (decrease) in accounts payable and accrued expenses	357	(24)
Increase (decrease) in fees due to Adviser(A)	82	(120)
Decrease in administration fee due to Administrator(A)	(15)	(65)
(Decrease) increase in other liabilities	(58)	592

Net cash (used in) provided by operating activities	(16,849)	3,446

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	—	48,014
Repayments on short-term loans	—	(84,025)
Proceeds from line of credit	36,800	71,500
Repayments on line of credit	(10,300)	(68,500)
Proceeds from secured borrowing	96	—
Purchase of derivative	—	(75)
Payment of deferred financing costs	(1,717)	(1,088)
Distributions paid to common stockholders	(9,531)	(7,943)

Net cash provided by (used in) financing activities	15,348	(42,117)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,501)	(38,671)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,553	85,904

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,052	$47,233

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L):
Auto Safety House, LLC	Automobile	Line of Credit , $1,000 available (7.0%, Due 10/2018)	$5,000	$5,000	$4,900

				5,000	4,900

B-Dry, LLC	Personal, Food and Miscellaneous Services	Line of Credit, $0 available (6.5%, Due 5/2015)	750	750	544
		Senior Term Debt (13.5%, Due 5/2015)	6,433	6,443	4,703
		Senior Term Debt (13.5%, Due 5/2015)	2,840	2,840	2,066
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	7,313

Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)		1,845	3,140

				1,845	3,140

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 5/2017)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)		7,725	2,888
		Guaranty ($2,000)(D)
		Guaranty ($716)(D)

				11,725	6,888

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	1,769
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	12,682

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	1,591
		Common Stock (152 shares)(C)(F)		152	1,102

				14,025	15,193

Funko, LLC(K)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)	7,646	7,646	7,817
		Preferred Stock (1,305 shares)(C)(F)		1,305	5,691

				8,951	13,508

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinate Term Debt (13.5%, Due 1/2018)(H)	13,300	13,300	13,300
		Preferred Stock (18,898 shares)(C)(F)		9,583	1,660
		Common Stock (63,747 shares)(C)(F)		8	—

				22,891	14,960

Jackrabbit, Inc.	Farming and Agriculture	Senior Term Debt (13.5%, Due 4/2018)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)		3,556	3,986
		Common Stock (548 shares)(C)(F)		94	4,341

				14,650	19,327

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (10.0%, Due 3/2016)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2016)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2016)(E)(I)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	7,204

				9,379	15,806

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(I)	13,560	13,560	12,543
		Subordinated Term Debt (13.0%, Due 12/2015)(I)	1,500	1,500	1,388
		Preferred Stock (27,900 shares)(C)(F)		2,790	—
		Common Stock (27,900 shares)(C)(F)		28	—

				17,878	13,931

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Senior Term Debt (14.0%, Due 12/2015)	5,617	5,617	5,617
		Preferred Stock (19,091 shares)(C)(F)		1,909	108
		Common Stock (90,909 shares)(C)(F)		91	—

				7,617	5,725

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,392 shares)(C)(F)		$3,397	$4,753

				3,397	4,753

SBS, Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (14.0%, Due 8/2016)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)		1,994	2,527
		Common Stock (221,500 shares)(C)(F)		221	381

				13,570	14,263

Schylling Investments, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.0%, Due 8/2017)	13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(F)		4,000	—

				17,081	13,081

Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)	7,500	7,500	7,500
		Preferred Stock (1,499 shares)(C)(F)		1,499	—
		Common Stock (600 shares)(C)(F)		1	—

				9,000	7,500

Total Non-Control/Non-Affiliate Investments (represents 49.9% of total investments at fair value)				$181,693	$172,970

AFFILIATE INVESTMENTS(M):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)(I)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)		7,956	12,639
		Common Stock (549,908 shares)(C)(F)		1,197	—
		Common Stock Warrants (465,639 shares)(C)(F)		25	—

				23,678	27,139

Alloy Die Casting Corp.(K)	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.5%, Due 10/2018)	12,215	12,215	12,200
		Preferred Stock (4,064 shares)(C)(F)		4,064	2,619
		Common Stock (630 shares)(C)(F)		41	—

				16,320	14,819

Behrens Manufacturing, LLC(K)	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.0%, Due 12/2018)	9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(F)		2,922	2,684

				12,897	12,659

Cambridge Sound Management, LLC	Home and office Furnishings, Housewares and Durable Consumer Products	Line of Credit, $325 available (13.0%, Due 9/2015)(J)	675	675	675
		Senior Term Debt (13.0%, Due 9/2019)(J)	15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(F)(J)		4,500	4,500

				20,175	20,175

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)		2,864	2,110
		Common Stock (2,279,020 shares)(C)(F)		—	—

				2,864	2,110

Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Line of Credit, $550 available (4.0%, Due 8/2015)	4,000	4,000	300
		Senior Term Debt (4.0%, Due 8/2015)	2,575	2,575	193
		Senior Term Debt (4.0%, Due 8/2015)	8,795	8,795	660
		Senior Term Debt (5.0%, Due 8/2015)(E)	1,150	1,150	86
		Preferred Stock (25 shares)(C)(F)		2,500	—
		Common Stock (1,241 shares)(C)(F)		3	—

				19,023	1,239

Edge Adhesives Holdings, Inc.(K)	Diversified/Conglomerate Manufacturing	Line of Credit, $345 available (10.5%, Due 8/2015)	1,155	1,155	1,152
		Senior Term Debt (12.5%, Due 2/2019)	9,300	9,300	9,312
		Senior Term Debt (13.75%, Due 11/2014)(J)	877	877	877
		Senior Subordinated Term Debt (13.75%, Due 2/2019)	2,400	2,400	2,406
		Preferred Stock (3,474 shares)(C)(F)		3,474	4,327

				17,206	18,074

Head Country Food Products, Inc.	Beverage, Food and Tobacco	Senior Term Debt (12.5%, Due 2/2019)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)		4,000	1,757

				13,050	10,807

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Meridian Rack & Pinion, Inc. (K)	Automobile	Senior Term Debt (13.5%, Due 12/2018)	$9,660	$9,660	$9,648
		Preferred Stock (3,381 shares) (C)(F)		3,381	3,613

				13,041	13,261

NDLI Inc.	Cargo Transport	Line of Credit, $0 available (10.5%, Due 1/2015)	1,225	1,225	968
		Senior Term Debt (11.0%, Due 1/2015)	7,227	7,227	5,709
		Senior Term Debt (10.5%, Due 1/2015)	3,650	3,650	2,847
		Senior Term Debt (10.5%, Due 1/2015)(E)	3,650	3,650	2,865
		Preferred Stock (3,600 shares)(C)(F)		3,600	—
		Common Stock (545 shares)(C)(F)		—	—

				19,352	12,389

SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 10/2017)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 10/2017)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)		9,749	5,590

				28,148	23,989

Tread Corp.	Oil and Gas	Line of Credit, $496 available (12.5%, Due 2/2015)(G)(I)	2,754	2,754	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(G)(I)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)		3	—

				15,851	—

Total Affiliate Investments (represents 45.1% of total investments at fair value)				$201,605	$156,661

CONTROL INVESTMENTS(N):
Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2017)	$15,520	$15,520	$15,520
		Preferred Stock (6,039,387 shares)(C)(F)		11,464	—
		Common Stock (88,843 shares)(C)(F)		48	—

				27,032	15,520

Tread Real Estate Corp.	Buildings and Real Estate	Common Stock (1,000 shares)(C)(F)(J)		1,750	1,750

				1,750	1,750

Total Control Investments (represents 5.0% of total investments at fair value)				$28,782	$17,270

TOTAL INVESTMENTS				$412,080	$346,901

(A)	Certain of the securities listed above are issued by affiliate(s) of the indicated portfolio company. Additionally, the majority of the securities listed above, totaling $315.7 million at fair value, is pledged as collateral to our Credit Facility as described further in Note 5—Borrowings.
(B)	Percentages represent the weighted average cash interest rates in effect at September 30, 2014, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for accounting principles generally accepted in the U.S. (“GAAP”) purposes.
(I)	Debt security has a fixed interest rate.
(J)	New proprietary portfolio investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2014 best represents fair value as of September 30, 2014.
(K)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the Securities and Exchange Commission (“SEC”).
(L)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(M)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(N)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)(K)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)		6,984	11,276
		Common Stock (418,072 shares)(C)(F)		1,045	—
		Common Stock Warrants (465,639 shares)(C)(F)		25	—

				22,554	25,776

Alloy Die Casting Corp.	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.5%, Due 10/2018)(D)	12,215	12,215	12,261
		Preferred Stock (4,064 shares)(C)(F)		4,064	1,948
		Common Stock (630 shares)(C)(F)		41	—

				16,320	14,209

Auto Safety House, LLC	Automobile	Line of Credit, $1,000 available (7.0%, Due 10/2018)(D)(K)	5,000	5,000	4,925
		Guaranty ($500)
		Guaranty ($250)

				5,000	4,925

B-Dry, LLC	Personal, Food and Miscellaneous Services	Line of Credit, $0 available (6.5%, Due 5/2014)	750	750	566
		Senior Term Debt (13.5%, Due 5/2014)	6,433	6,443	4,865
		Senior Term Debt (13.5%, Due 5/2014)	2,840	2,840	2,144
		Common Stock Warrants (85 shares)(C)(F)		300	—

				10,333	7,575

Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)		1,845	3,023

				1,845	3,023

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 11/2014)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)		7,725	3,670
		Guaranty ($2,000)
		Guaranty ($878)

				11,725	7,670

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Term Debt (13.5%, Due 8/2017)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	1,351
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	12,264

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Term Debt (12.0%, Due 12/2017)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)		1,373	1,522
		Common Stock (152 shares)(C)(F)		152	843

				14,025	14,865

Funko, LLC	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(D)	7,587	7,587	7,729
		Preferred Stock (1,305 shares)(C)(F)		1,305	2,276

				8,892	10,005

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinate Term Debt (13.5%, Due 1/2018) (I)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)		9,393	3,082
		Common Stock (63,747 shares)(C)(F)		8	—

				22,451	16,132

Jackrabbit, Inc.	Farming and Agriculture	Line of Credit, $3,000 available (13.5%, Due 4/2014)	—	—	—
		Senior Term Debt (13.5%, Due 4/2018)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)		3,556	1,963
		Common Stock (548 shares)(C)(F)		94	—

				14,650	12,963

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (10.0%, Due 3/2016)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2016)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2016)(E)(K)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)		777	4,895

				9,379	13,497

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

SEPTEMBER 30, 2014

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are: (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that we anticipate will grow over time, and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio allocation of approximately 80% debt investments and 20% equity investments, at cost.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 12—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and a SEC registered investment adviser, pursuant to an investment advisory agreement and management agreement. Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not required to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2014, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on May 13, 2014.

Our fiscal year-end Condensed Consolidated Statement of Assets and Liabilities presented in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by GAAP.

Revisions

Certain amounts in the prior year’s consolidated financial statements have been revised to correct the presentation for the three and six months ended September 30, 2014 with no effect on our financial condition or results of operations. Certain amounts that were revised relate to our change in the classification of certain of our investments between control, affiliate and non-control/non-affiliate. The general change in the definitions from prior reported periods to the three and six months ended September 30, 2014, relate to the use of voting equity securities as the primary determinate of classification compared to the use of both voting and non-voting equity securities in prior periods.

Other revisions related to the net presentation of certain fees in our results of operations. The Adviser services, administers and collects on the loans held by Business Investment, in return for which the Adviser receives a 2% annual fee from Business Investment. All loan servicing fees are credited back to us by our Advisor. Previously, we incorrectly presented the loan servicing fee on a net basis, which is zero because it is 100% credited back to us. We have revised our fee presentation related to these loan servicing fees to reflect the gross fee and related gross credit amounts.

Management evaluated these errors in presentation and concluded they were not material to the previously issued financial statements for the three and six months ended September 30, 2013. The impact of the revisions are shown in the table below:

	Three Months Ended September 30, 2013		Six Months Ended September 30, 2013
	As Previously Reported	As Revised	As Previously Reported	As Revised
Interest income
Non-Control/Non-Affiliate investments	$917	$5,216	$1,353	$9,893
Affiliate investments	1,107	473	2,215	931
Control investments	5,682	2,017	11,319	4,063
Cash and cash equivalents	—	—	1	1

Total interest income	7,706	7,706	14,888	14,888

Other income
Non-Control/Non-Affiliate investments	—	25	—	241
Affiliate investments	333	333	333	333
Control investments	3,320	3,295	3,536	3,295

Total other income	3,653	3,653	3,869	3,869

Expenses
Non-revised expenses, in aggregate	5,465	5,465	9,341	9,341
Loan servicing fee	—	1,116	—	2,141

Expenses before credits from Adviser	5,465	6,581	9,341	11,482
Credit of loan servicing fee	—	(1,116)	—	(2,141)
Other credits to Adviser fees	(334)	(334)	(845)	(845)

Total expenses net of credits to fees	5,131	5,131	8,496	8,496

Net unrealized (depreciation) appreciation
Non-Control/Non-Affiliate investments	(106)	1,258	(3,116)	(8,378)
Affiliate investments	1,571	411	2,449	(3,022)
Control investments	(17,149)	(17,353)	(26,423)	(15,690)
Other	(409)	(409)	445	445

Total net unrealized depreciation	$(16,093)	$(16,093)	$(26,645)	$(26,645)

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

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of the fair value of certain of our investments. Currently, the third-party service provider Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on the majority of our debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimates of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy, whether the Valuation Team’s recommended value is reasonable in light of the Policy and other facts and circumstances, and in light of all relevant information, then votes to accept or reject the Valuation Team’s recommended valuation.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new debt and equity investments made during the three months ended September 30, 2014 are generally valued at original cost basis. Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2014, our loans to Tread Corp. (“Tread”) were on non-accrual, with an aggregate debt cost basis of $12.0 million, or 4.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2014, our loans to Tread were on non-accrual, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. During the three and six months ended September 30, 2014, we recorded PIK income of $29 and $58, respectively. During the three and six months ended September 30, 2013, we recorded PIK income of $29 and $39, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $0.5 million of success fees for the three and six months ended September 30, 2014. During the three months ended September 30, 2014, we received success fees of $0.2 million from each of Auto Safety House, LLC (“ASH”) and Frontier Packaging, Inc (“Frontier”) and $0.1 million from Mathey Investments, Inc (“Mathey”). We recorded $2.1 million and $2.3 million of success fees during the three and six months ended September 30, 2013, respectively. During the three months ended September 30, 2013, we received $0.3 million in success fee prepayments from Cavert II Holding Corp. (“Cavert”) and we received $1.8 million related to the exit of Venyu Solutions, Inc. (“Venyu”).

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the three and six months ended September 30, 2014, we recorded $1.4 million of dividend income from Mathey. For the three and six months ended September 30, 2013, we recorded $1.4 million in dividend income related to the exit of Venyu.

Both dividend and success fee income are recorded in Other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so there was no impact from adopting this standard on our financial position or results of operations. We adopted ASU 2013-08 beginning with our quarter ended June 30, 2014, and have increased our disclosure requirements as necessary. We did not adopt any new accounting standards during the three months ending September 30, 2014.

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

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2—inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s own assumptions based upon the best available information.

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of September 30 and March 31, 2014, all of our investments were valued using Level 3 inputs and during the three and six months ended September 30, 2014 and 2013, there were no investments transferred in to or out of Level 1, 2 or 3.

The following table presents our investments carried at fair value as of September 30 and March 31, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type and input level on the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	September 30, 2014	March 31, 2014
Non-Control/Non-Affiliate Investments
Senior debt	$92,782	$109,479
Senior subordinated debt	39,048	52,907
Preferred equity	23,360	32,259
Common equity/equivalents	17,780	10,795

Total Non-Control/Non-Affiliate Investments	172,970	205,440
Affiliate Investments
Senior debt	99,916	60,391
Senior subordinated debt	16,906	2,400
Preferred equity	39,839	25,058

Total Affiliate Investments	156,661	87,849
Control Investments
Senior subordinated debt	15,520	15,520
Preferred equity	—	5,584
Common equity/equivalents	1,750	—

Total Control Investments	17,270	21,104

Total Investments at fair value using Level 3 inputs	$346,901	$314,393

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30 and March 31, 2014. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2014	Fair Value as of March 31, 2014	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of September 30, 2014	Range / Weighted Average as of March 31, 2014
Senior debt	$133,667	$115,081	TEV	EBITDA multiples	3.6x – 7.0x / 5.3x	4.6x – 7.3x / 5.6x
				EBITDA	$344 – $5,628 / $3,594	$1,558 – $6,230 / $3,609
	59,031	54,789	Yield Analysis	Discount Rate	8% – 30% / 22%	8% – 30% / 19%
Senior subordinated debt	47,320	49,470	TEV	EBITDA multiples	4.2x – 7.1x / 5.5x	4.1x – 7.3x / 5.0x
				EBITDA	$344 – $5,142 / $3,369	$36 – $6,156 /$4,159
	24,154	21,357	Yield Analysis	Discount Rate	13% – 17% / 16%	13% – 13% / 13%
Preferred equity	63,199	62,901	TEV	EBITDA multiples	3.6x – 8.7x / 5.8x	3.5x – 8.5x / 5.1x
				EBITDA	$344 - $12,790 / $3,744	$36 - $10,621 / $4,266
Common equity/equivalents	19,530	10,795	TEV	EBITDA multiples	3.5x – 18.0x / 11.0x	3.4x – 16.0x / 10.5x
				EBITDA	$197 - $ 9,291 / $5,018	$36 - $10,621 / $6,008

Total	$346,901	$314,393

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

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended September 30, 2014 and 2013 for all of our investments.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2014:
Fair value as of June 30, 2014	$177,599	$70,382	$60,934	$12,917	$321,832
Total (losses) gains:
Net realized losses(A)(D)	—	—	(12)	—	(12)
Net unrealized (depreciation) appreciation(B)	(2,028)	29	(4,207)	4,711	(1,495)
New investments, repayments and settlements(C):
Issuances / Originations	17,127	1,805	6,472	1,902	27,306
Settlements / Repayments	—	(742)	—	—	(742)
Sales(D)	—	—	12	—	12

Fair value as of September 30, 2014	$192,698	$71,474	$63,199	$19,530	$346,901

Six months ended September 30, 2014:
Fair value as of March 31, 2014	$169,870	$70,827	$62,901	$10,795	$314,393
Total (losses) gains:
Net realized losses(A)(D)	—	—	(12)	—	(12)
Net unrealized appreciation (depreciation)(B)	4,941	(1,445)	(6,365)	6,834	3,965
New investments, repayments and settlements(C):
Issuances / Originations	17,887	2,834	6,723	1,901	29,345
Settlements / Repayments	—	(742)	(60)	—	(802)
Sales(D)	—	—	12	—	12

Fair value as of September 30, 2014	$192,698	$71,474	$63,199	$19,530	$346,901

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2013:
Fair value as of June 30, 2013	$118,790	$93,969	$84,541	$11,027	$308,327
Total gains (losses):
Net realized gains(A)(D)	—	—	24,804	—	24,804
Net unrealized appreciation (depreciation)(B)	438	(158)	(2,658)	4,068	1,690
Reversal of previously-recorded appreciation upon realization(B)	—	—	(17,374)	—	(17,374)
New investments, repayments and settlements(C):
Issuances / Originations	16,000	429	4,000	—	20,429
Settlements / Repayments	(360)	(19,500)	—	—	(19,860)
Sales(D)	—	—	(30,804)	—	(30,804)

Fair value as of September 30, 2013	$134,868	$74,740	$62,509	$15,095	$287,212

Six months ended September 30, 2013:
Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482
Total gains (losses):
Net realized gains(A)(D)	—	—	24,804	—	24,804
Net unrealized (depreciation) appreciation(B)	(3,406)	(1,102)	(6,580)	1,370	(9,718)
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	2	—	(17,374)	—	(17,372)
New investments, repayments and settlements(C):
Issuances / Originations	36,690	8,931	10,306	93	56,020
Settlements / Repayments	(2,300)	(19,900)	—	—	(22,200)
Sales(D)	—	—	(30,804)	—	(30,804)

Fair value as of September 30, 2013	$134,868	$74,740	$62,509	$15,095	$287,212

(A)	Included in Net realized (loss) gain on our accompanying Condensed Consolidated Statements of Operations for the periods ended September 30, 2014 and 2013.
(B)	Included in Net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statements of Operations for the periods ended September 30, 2014 and 2013.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts,
PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	Included in Net realized (losses) gains and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.

Investment Activity

During the six months ended September 30, 2014, the following significant transactions occurred:

•	In May 2014, NDLI Acquisition Inc. completed the purchase of certain of Noble Logistics, Inc.’s assets out of bankruptcy. The resulting entity was listed as one portfolio company under NDLI Inc. on our Condensed Consolidated Schedules of Investments beginning in the period ended June 30, 2014.

•	In August 2014, we made a $1.8 million equity investment in Tread Real Estate Corp. (“TREC”), which purchased the building owned by another one of our portfolio companies, Tread. This building has subsequently been leased back to Tread.

•	In September 2014, we invested $20.2 million in Cambridge Sound Management, Inc. (“CSM”) through a combination of debt and equity. CSM, based in Waltham, Massachusetts, is the developer of sound systems and solutions.

Refer to Note 13—Subsequent Events for significant portfolio activity that occurred after September 30, 2014.

Investment Concentrations

As of September 30, 2014, our investment portfolio consisted of investments in 30 portfolio companies located in 14 states across 15 different industries with an aggregate fair value of $346.9 million, of which our investments in Acme Cryogenics, Inc. (“Acme”), SOG Specialty K&T, LLC (“SOG”), and CSM, our three largest portfolio investments at fair value, collectively comprised $71.3 million, or 20.6%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of September 30 and March 31, 2014:

	September 30, 2014				March 31, 2014
	Cost		Fair Value		Cost		Fair Value
Senior debt	$214,181	52.0%	$192,698	55.5%	$196,293	51.2%	$169,870	54.0%
Senior subordinated debt	84,439	20.5	71,474	20.6	82,348	21.5	70,827	22.5

Total debt	298,620	72.5	264,172	76.1	278,641	72.7	240,697	76.5

Preferred equity	104,761	25.4	63,199	18.3	98,099	25.6	62,901	20.0
Common equity/equivalents	8,699	2.1	19,530	5.6	6,797	1.7	10,795	3.5

Total equity/equivalents	113,460	27.5	82,729	23.9	104,896	27.3	73,696	23.5

Total Investments	$412,080	100.0%	$346,901	100.0%	$383,537	100.0%	$314,393	100.0%

Investments at fair value consisted of the following industry classifications as of September 30 and March 31, 2014:

	September 30, 2014		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Manufacturing	$54,626	15.7%	$54,845	17.4%
Chemicals, Plastics, and Rubber	53,751	15.5	52,753	16.8
Home and Office Furnishings, Housewares, and Durable Consumer Products	39,888	11.5	21,188	6.7
Leisure, Amusement, Motion Pictures, Entertainment	37,070	10.7	39,867	12.7
Machinery (Non-agriculture, Non-construction, Non-electronic)	30,069	8.7	25,917	8.2
Farming and Agriculture	26,827	7.7	20,557	6.5
Automobile	25,049	7.2	25,735	8.2
Containers, Packaging, and Glass	18,333	5.3	17,889	5.7
Aerospace and Defense	15,520	4.5	18,512	5.9
Personal and Non-Durable Consumer Products (Manufacturing Only)	13,508	3.9	10,005	3.2
Cargo Transport	12,390	3.6	6,500	2.1
Beverage Food and Tobacco	10,807	3.1	13,050	4.2
Personal, Food and Miscellaneous Services	7,313	2.1	7,575	2.4
Buildings and Real Estate	1,750	0.5	—	—

Total Investments	$346,901	100.0%	$314,393	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30 and March 31, 2014:

	September 30, 2014		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$122,276	35.2%	$117,781	37.5%
South	101,950	29.4	89,915	28.6
Northeast	86,996	25.1	67,862	21.6
Midwest	35,679	10.3	38,835	12.3

Total Investments	$346,901	100.0%	$314,393	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2014:

		Amount
For the remaining six months ending March 31:	2015	$43,144
For the fiscal year ending March 31:	2016	44,103
	2017	24,915
	2018	74,632
	2019	84,181
	Thereafter	27,645

	Total contractual repayments	$298,620
	Investments in equity securities	113,460

	Total cost basis of investments held at September 30, 2014:	$412,080

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We maintain an allowance for uncollectible receivables from portfolio companies, which is determined based on historical experience and management’s expectations of future losses. We charge the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. As of September 30 and March 31, 2014, we had gross receivables from portfolio companies of $1.0 million and $0.9 million, respectively. The allowance for uncollectible receivables was $0.2 million as of September 30 and March 31, 2014.

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

The following table summarizes the management fees, loan servicing fees which are paid in accordance with our line of credit, incentive fees and associated credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Average total assets subject to base management fee(A)	$348,800	$312,200	$341,000	$311,000
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	1,744	1,561	3,410	3,110
Other credits to Adviser fees(B)	(606)	(334)	(988)	(845)

Net base management fee	$1,138	$1,227	$2,422	$2,265

Loan servicing fee(B)	1,158	1,116	2,293	2,141
Credit of loan servicing fee(B)	(1,158)	(1,116)	(2,293)	(2,141)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee(B)	$1,051	$1,557	$2,266	$1,722

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2%. It is computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Although neither we nor the Adviser receive fees in connection with managerial assistance, the Adviser provides other services to our portfolio companies and receives fees for these other services. 50% of certain of these fees and

100% of others historically have been credited against the base management fee that we would otherwise be required to pay to the Adviser. Effective October 1, 2013, 100% of all these fees are credited against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees are retained by the Adviser in the form of reimbursement for certain tasks completed by personnel of the Adviser.

Loan Servicing Fee

In addition, the Adviser services, administers and collects on the loans held by Business Investment, in return for which our

Adviser receives a 2% annual fee payable monthly by Business Investment based on the monthly aggregate balance of loans held by Business Investment in accordance with our line of credit. All loan servicing fees are credited back to us by the Adviser. Overall, the base management fee due to the Adviser cannot exceed 2% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through September 30, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through September 30, 2014.

Administration Agreement

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator, whereby we pay for our allocable portion of the Administrator’s expenses incurred while performing services to us, including, but not limited to, rent and the salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president). Prior to July 1, 2014, our allocable portion was derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets of all funds managed by the Adviser. As approved by our Board of Directors, effective July 1, 2014, our allocable portion of the Administrator’s expenses will be derived by multiplying the Administrator’s total expenses by the approximate percentage of time the Administrator’s employees perform services for us in relation to their time spent performing services for all companies serviced by the Administrator under contractual agreements. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31
	2014	2014
Base management fee due to Adviser	$259	$63
Incentive fee due to Adviser	1,051	1,161
Other (from) due to Adviser	(3)	1

Total fees due to Adviser	$1,307	$1,225
Fee due to Administrator	$209	$224

Total related party fees due	$1,516	$1,449

NOTE 5. BORROWINGS

Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with Key Equipment Finance Inc., as administrative agent, lead arranger and a lender (the “Administrative Agent”), Branch Banking and Trust Company (“BB&T”) as a lender and managing agent, and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of the line of credit (the “Credit Facility”). The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, the Credit Facility can be expanded by up to $145 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under the Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and the Credit Facility includes a fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this Amendment No 1.

On September 19, 2014, we further increased our borrowing capacity under the Credit Facility from $105 million to $185 million by entering into Joinder Agreements pursuant to the Credit Facility, by and among Business Investment, the Administrative Agent, the Adviser and each of East West Bank, Manufacturers and Traders Trust, Customers Bank and Talmer Bank and Trust. We incurred fees of $0.8 million in connection with this expansion.

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,	As of March 31,
	2014	2014
Commitment amount	$185,000	$105,000
Borrowings outstanding at cost	87,750	61,250
Commitment availability	97,250	43,750

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
Weighted average borrowings outstanding	$64,934	$41,424	$62,690	$37,063
Effective interest rate(A)	3.9%	4.8%	4.1%	4.7%
Commitment (unused) fees incurred	$65	$81	$121	$133

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints imposed under the Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required. Based on these constraints and pledged collateral, as of September 30, 2014, we had $27.1 million in available borrowings.

The Administrative Agent also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with The Bank of New York Mellon Trust Company, N.A as custodian. The Administrative Agent is also the trustee of the account and remits the collected funds to us once a month.

Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility generally also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward available credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170 million as of September 30, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2014, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $264.8 million, an asset coverage of 264% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of September 30, 2014, Business Investment had 22 obligors. As of September 30, 2014, we continued to be in compliance with all covenants.

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

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. ASC 860 requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assets and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated interest rate of 7.0% and a maturity date of January 3, 2018.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with the application of ASC 820 to our investments. Generally, the Valuation Team estimates the fair value of our Credit Facility using a yield analysis, which includes a DCF calculation, and its own assumptions in the absence of observable market data, including estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. During the three months ended September 30, 2014, due to the addition of four new lenders, amongst other things, cost was deemed to approximate fair value. At each of September 30 and March 31, 2014, all of our borrowings were valued using Level 3 inputs. The following tables present the short-term loan, where applicable, and Credit Facility carried at fair value as of September 30 and March 31, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and six months ended September 30, 2014 and 2013:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	September 30, 2014	March 31, 2014
Credit Facility	$87,750	$61,701

Fair Value Measurements of Borrowings Using Significant

Unobservable Inputs (Level 3)

Credit Facility
Three months ended September 30, 2014:
Fair value at June 30, 2014	$62,950
Borrowings	30,500
Repayments	(5,700)
Net unrealized appreciation(A)	—

Fair value at September 30, 2014	$87,750

Six months ended September 30, 2014:
Fair value at March 31, 2014	$61,701
Borrowings	36,800
Repayments	(10,300)
Net unrealized depreciation(A)	(451)

Fair value at September 30, 2014	$87,750

Fair Value Measurements of Borrowings Using Significant

Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total
Three months ended September 30, 2013:
Fair value at June 30, 2013	$26,009	$49,000	$75,009
Borrowings	22,005	43,000	65,005
Repayments	(26,009)	(58,000)	(84,009)
Net unrealized appreciation(A)	—	341	341

Fair value at September 30, 2013	$22,005	$34,341	$56,346

Six months ended September 30, 2013:
Fair value at March 31, 2013	$58,016	$31,854	$89,870
Borrowings	48,014	71,500	119,514
Repayments	(84,025)	(68,500)	(152,525)
Net unrealized depreciation(A)	—	(513)	(513)

Fair value at September 30, 2013	$22,005	$34,341	$56,346

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Condensed Consolidated Statement of Operations for periods ended September 30, 2014 and 2013.

The fair value of the collateral under our Credit Facility was $315.7 million and $288.6 million as of September 30 and March 31, 2014, respectively.

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

For six months ended September 30, 2014 and 2013, our Board of Directors declared and paid a monthly distribution of $0.1484375 per share, or $0.8906250 per share in aggregate, to preferred stockholders. The tax character of distributions paid by us to preferred stockholders is from ordinary income.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date. The fair value of the Term Preferred Stock, which we consider to be a level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of September 30 and March 31, 2014, was $42.1 million and $42.4 million, respectively.

NOTE 7. COMMON STOCK

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement, and subsequently filed a Post-Effective Amendment No. 4 to the registration statement on September 2, 2014, which the SEC declared effective on September 4, 2014. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$2,697	$14,939	$13,467	$8,420
Denominator for basic and diluted weighted average common shares	26,475,958	26,475,958	26,475,958	26,475,958

Basic and diluted net increase in net assets resulting from operations per average common share	$0.10	$0.57	$0.51	$0.32

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

Our Board of Directors declared the following monthly distributions to common stockholders for the six months ended September 30, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	April 8, 2014	April 21, 2014	April 30, 2014	$0.06
	April 8, 2014	May 20, 2014	May 30, 2014	0.06
	April 8, 2014	June 19, 2014	June 30, 2014	0.06
	July 15, 2014	July 25, 2014	August 5, 2014	0.06
	July 15, 2014	August 20, 2014	August 29, 2014	0.06
	July 15, 2014	September 19, 2014	September 30, 2014	0.06

Six months ended September 30, 2014:				$0.36

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	April 9, 2013	April 22, 2013	April 30, 2013	$0.05
	April 9, 2013	May 14, 2013	May 31, 2013	0.05
	April 9, 2013	June 19, 2013	June 28, 2013	0.05
	July 9, 2013	July 17, 2013	July 31, 2013	0.05
	July 9, 2013	August 19, 2013	August 30, 2013	0.05
	July 9, 2013	September 16, 2013	September 30, 2013	0.05

Six months ended September 30, 2013:				$0.30

Aggregate common distributions declared quarterly and paid for the six months ended September 30, 2014 and 2013 were approximately $9.5 million and $7.9 million, respectively. We determine the tax characterization of our common distributions as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of September 30, 2014, 100% would be from ordinary income and 0% would be a return of capital. For the six months ended September 30, 2014, we recorded a $0.2 million adjustment for estimated book-tax differences which decreased Capital in excess of par value and increased Net investment income in excess of distributions. For the fiscal year ended March 31, 2014, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.9 million of the first common distributions paid in fiscal year 2015, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of September 30, 2014, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

As of September 30, 2014, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. As of September 30, 2014, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

•	In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2011, 2012, 2013 and 2014 and expires in February 2015, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.4 million from CCE.

•	In April 2010, we executed a guarantee of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guarantee, we received aggregate premiums of $0.1 million from CCE.

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of September 30 and March 31, 2014:

	September 30, 2014	March 31, 2014
Unused line of credit commitments	$2,716	$6,684
Guarantees	2,716	3,628

Total	$5,432	$10,312

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In August 2013, the sale of Venyu resulted in $4.9 million in escrow amounts, of which $0.6 million is held on behalf of the other sellers, which we record in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In September 2014, $1.9 million of the escrow funds related to were released. As of September 30, 2014, there remains $2.9 million in escrow amounts, of which $0.6 million is held on behalf of the sellers, related to the sale of Venyu. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $35 for both September 30 and March 31, 2014.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Per Common Share Data
NAV at beginning of period(A)	$8.57	$8.70	$8.34	$9.10
Net investment income(B)	0.16	0.24	0.34	0.39
Realized gain on sale of investments and other(B)	—	0.94	—	0.94
Net unrealized (depreciation) appreciation of investments and other(B)	(0.06)	(0.61)	0.17	(1.01)

Total from investment operations(B)	0.10	0.57	0.51	0.32
Cash distributions from net investment income(B)(C)	(0.18)	(0.15)	(0.36)	(0.30)

NAV at end of period(A)	$8.49	$9.12	$8.49	$9.12

Per common share market value at beginning of period	$7.40	$7.35	$8.27	$7.31
Per common share market value at end of period	7.11	7.05	7.11	7.05
Total return(D)	(1.55)%	(2.02)%	(9.82)%	0.54%
Common stock outstanding at end of period	26,475,958	26,475,958	26,475,958	26,475,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$224,773	$241,440	$224,773	$241,440
Average net assets(E)	227,307	237,871	225,013	237,509

Senior Securities Data(F):
Total borrowings, at cost	$92,846	$61,005	$92,846	$61,005
Mandatorily redeemable preferred stock	40,000	40,000	40,000	40,000
Asset coverage ratio(G)	264%	328%	264%	328%
Average coverage per unit(H)	$2,636	$3,276	$2,636	$3,276

Ratios/Supplemental Data:
Ratio of expenses to average net assets(I)(J)(L)	11.67%	11.07%	11.67%	9.67%
Ratio of net expenses to average net assets(I)(K)	8.56	8.63	8.75	7.15
Ratio of net investment income to average net assets(I)	7.40	10.47	8.06	8.64

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(E)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(F)	The 1940 Act currently permits BDCs to issue senior securities representing indebtedness and senior securities that are stock, to which we refer as “senior securities.”
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Amounts are annualized.
(J)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(K)	Ratio of net expenses to average net assets is computed using total expenses net of any credits received from the Adviser.
(L)	The ratio of expenses to average net assets for the three and six months ended September 30, 2013 were revised from the previously reported ratios, which were 9.19% and 7.87% ,respectively, to correct an error as discussed in footnote 2.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we have one unconsolidated subsidiary, Galaxy Tool Holdings, Inc. (“Galaxy”), that met at least one of the significance conditions of the SEC’s Regulation S-X as of September 30, 2014 and 2013 and for the six months ended September 30, 2014 and 2013. Additionally, we have one unconsolidated subsidiary, SOG Specialty K&T, LLC (“SOG”), and one former unconsolidated subsidiary, Venyu Solutions Inc. (“Venyu”), which met at least one of the significance conditions of the SEC’s Regulation S-X for the six months ended September 30, 2013. Accordingly, summarized, comparative financial information, in aggregate, is presented below for our significant unconsolidated subsidiaries.

	For the Six Months Ended September 30,
Income Statement(A)	2014	2013
Net Sales	$32,746	$46,573
Gross Profit	9,066	17,017
Net loss	(1,700)	294

(A)	Reflects only four months of summarized income statement information of Venyu in 2013, as it was exited in August 2013.

NOTE 13. SUBSEQUENT EVENTS

New Investment

In October 2014, we invested $24.4 million in Old World Christmas, Inc. (“OWC”) through a combination of debt and equity. OWC, headquartered in Spokane, Washington, is a designer and distributor of an extensive collection of blown glass Christmas ornaments, table top figurines, vintage-style light covers and nostalgic greeting cards into the independent gift channel.

Distributions

On October 7, 2014, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Declaration Date	Record Date	Payment Date	Distribution per Common Share	Distribution per Term Preferred Share
October 7, 2014	October 22, 2014	October 31, 2014	$0.06	$0.1484375
October 7, 2014	November 17, 2014	November 26, 2014	0.06	0.1484375
October 7, 2014	December 19, 2014	December 31, 2014	0.06	0.1484375

Total for the Quarter:			$0.18	$0.4453125

Additionally, on October 7, 2014, our Board of Directors declared the following one-time special cash distribution to common stockholders:

Declaration Date	Record Date	Payment Date	Distribution per Common Share
October 7, 2014	December 19, 2014	December 31, 2014	$0.05

This represents the third calendar year in a row that a one-time special cash distribution to common stockholders has been declared by our Board of Directors.

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

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the U.S. Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that we anticipate will grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we hope will appreciate over time so that we can sell them for capital gains. We expect that our investment allocation over time will consist of approximately 80% in debt securities and 20% in equity securities. As of September 30, 2014, our investment allocation was 72% in debt securities and 28% in equity securities, at cost.

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

We are externally managed by our investment advisor, Gladstone Management Corporation (the “Adviser”), an SEC registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. Our Board of Directors, which is composed of a majority of independent directors, supervises such investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (our “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Business Environment

The strength of the global economy, and the U.S. economy in particular, continues to be uncertain and volatile, and we remain cautious about a long-term economic recovery. The effects of the previous recession and the disruptions in the capital markets have impacted our liquidity options and increased our cost of debt and equity capital. In addition, the federal government shutdown in October 2013 combined with the uncertainty surrounding the ability of the federal government to address its fiscal condition in both the short and long term have increased domestic and global economic instability. Many of our portfolio companies, as well as those that we evaluate for possible investments, are adversely impacted by these political and economic conditions. If these conditions persist, it may adversely affect their ability to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering.

Portfolio Activity

While conditions remain challenging, we are seeing an increase in the number of new investment opportunities consistent with our investing strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. During the three months ended September 30, 2014, we invested a total of $21.9 million in two new deals, and subsequent to September 30, 2014, we invested $24.4 million in another new deal. These new investments, along with the capital raising efforts discussed below, have allowed us to invest $356.4 million in 22 new proprietary debt and equity deals since October 2010.

These new investments, as well as the majority of our debt securities in our portfolio, have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of September 30, 2014, we had unrecognized success fees of $21.0 million, or $0.79 per common share, which do not meet the recognition criteria under the relevant accounting guidance.

The improved investing environment presented us with an opportunity to realize gains and other income from our investment in Venyu Solutions, Inc. (“Venyu”) as a result of its sale in August 2013. As a result of the sale, we received net cash proceeds of $32.2 million, resulting in a realized gain of $24.8 million and dividend income of $1.4 million. In addition, we received full repayment of our debt investments of $19 million and $1.8 million in success fee income. This represents our fourth management-supported buyout liquidity event since June 2010, and in the aggregate, these four liquidity events have generated $54.5 million in realized gains and $13.1 million in other income, for a total increase to our net assets of $67.6 million. We believe each of these transactions was an equity-oriented investment success and exemplify our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. These successes, in part, enabled us to increase the monthly distribution 50% since March 2011, allowed us to declare and pay a $0.03 per common share one-time special distribution in fiscal year 2012, a $0.05 per common share one-time special distribution in November 2013, and a $0.05 per common share one-time special distribution payable in December 2014.

With the four liquidity events that have generated $54.5 million in realized gains since June 2010, we have nearly overcome our cumulative realized losses since inception that were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. We took the opportunity during the fiscal year ended March 31, 2014, to strategically sell our investments in two of our portfolio companies, ASH Holding Corp. (“ASH”) and Packerland Whey Products, Inc. (“Packerland”) to existing members of their management teams and other existing owners, respectively, which resulted in realized losses of $11.4 million and $1.8 million, respectively, as well as the write off our equity investments in Noble Logistics, Inc. (“Noble”), which resulted in a realized loss of $3.4 million. These sales and write off, while at a realized loss, were accretive to our net asset value in aggregate by $5.7 million, reduced our distribution requirements related to our realized gains and reduced our non-accruals outstanding.

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through increases to our revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of stock. For example, in October 2012, we issued 4.4 million shares of common stock for gross proceeds of $33 million. Regarding our Credit Facility over the last two years, we have successfully extended the revolving period multiple times, most recently to June 2017, increased the commitment from $60 million to $185 million and reduced the interest rate margin from 3.75% to 3.25%.

Although we were able to access the capital markets during 2012, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On October 27, 2014, the closing market price of our common stock was $7.27, which represented a 14.4% discount to our September 30, 2014 net asset value (“NAV”) per share of $8.49. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2014 Annual Meeting of Stockholders held on August 7, 2014, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2014 stockholder authorization is in effect for one year from the date of stockholder approval. Prior to the August 2014 stockholder authorization, we sought and obtained stockholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2012, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “Senior Securities.” As of September 30, 2014, our asset coverage ratio was 264%. Our status as a RIC under Subchapter M of the Code, in addition to other requirements, also requires us, at the close of each quarter of the taxable year, to meet an asset diversification test, which requires that at least 50% of the value of our assets consists of cash, cash items, U.S. government securities or certain other qualified securities (the “50% threshold”). In the past, we have obtained this ratio by entering into a short-term loan at quarter end to purchase qualifying assets; however, a short term loan was not necessary at the end of the quarter ended September 30, 2014. Until the composition of our assets is above the required 50% threshold on a consistent basis by a significant margin, we may have to continue to obtain short-term loans on a quarterly basis. When deployed, this strategy, while allowing us to satisfy the 50% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act.

Investment Highlights

During the six months ended September 30, 2014, we disbursed $21.9 million in new debt and equity investments and extended $7.4 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through September 30, 2014, we have made 221 investments in 109 companies for a total of approximately $956.9 million, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the six months ended September 30, 2014, the following significant transactions occurred:

•	In May 2014, NDLI Acquisition Inc. completed the purchase of certain of Noble’s assets out of bankruptcy. The resulting entity was listed as one portfolio company under NDLI Inc. on our Condensed Consolidated Schedules of Investments beginning in the period ended June 30, 2014.

•	In August 2014, we made a $1.8 million equity investment in Tread Real Estate Corp. (“TREC”), which purchased the building owned by another one of our portfolio companies, Tread. This building has subsequently been leased back to Tread.

•	In September 2014, we invested $20.2 million in Cambridge Sound Management, Inc. (“CSM”) through a combination of debt and equity. CSM, based in Waltham, Massachusetts, is the developer of sound systems and solutions.

Subsequent to September 30, 2014, the following significant transaction occurred:

•	In October 2014, we invested $24.4 million in Old World Christmas, Inc. (“OWC”) through a combination of debt and equity. OWC, headquartered in Spokane, Washington, is a designer and distributor of an extensive collection of blown glass Christmas ornaments, table top figurines, vintage-style light covers and nostalgic greeting cards into the independent gift channel.

Recent Developments

Credit Facility Extension and Expansion

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

On September 19, 2014, we further increased our borrowing capacity under the Credit Facility from $105 million to $185 million by entering into Joinder Agreements pursuant to the Credit Facility, by and among Business Investment, the Administrative Agent, the Adviser and each of East West Bank, Manufacturers and Traders Trust, Customers Bank and Talmer Bank and Trust. We incurred fees of $0.8 million in connection with this expansion.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2014, to the Three Months Ended September 30, 2013

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,570	$7,706	$864	11.2%
Other income	501	3,653	(3,152)	(86.3)

Total investment income	9,071	11,359	(2,288)	(20.1)

EXPENSES
Base management fee	1,744	1,561	183	11.7
Incentive fee	1,051	1,557	(506)	(32.5)
Administration fee	209	156	53	34.0
Interest and dividend expense	1,432	1,309	123	9.4
Amortization of deferred financing costs	282	256	26	10.2
Other	755	626	129	20.6

Expenses before credits from Adviser	5,473	5,465	8	0.1
Other credits to Adviser fees	(606)	(334)	(272)	(81.4)

Total expenses net of credits to fees	4,867	5,131	(264)	(5.1)

NET INVESTMENT INCOME	4,204	6,228	(2,024)	(32.5)

UNREALIZED (LOSS) GAIN:
Net realized (loss) gain on investments	(12)	24,804	(24,816)	NM
Net unrealized depreciation of investments	(1,495)	(15,684)	14,189	(90.5)
Net unrealized depreciation of other	—	(409)	409	100.0

Net realized and unrealized (loss) gain on investments and other	(1,507)	8,711	(10,218)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,697	$14,939	$(12,242)	(81.9)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.16	$0.24	$(0.08)	(33.3)%

Net increase in net assets resulting from operations	$0.10	$0.57	$(0.47)	(82.5)

NM = Not Meaningful

Investment Income

Total investment income decreased by 20.1% for the three months ended September 30, 2014, as compared to the prior year period. This decrease was due to a decrease in other income, which primarily consisted of success fee and dividend income resulting from our exit of Venyu during the three months ended September 30, 2013. The decrease in other income was partially offset by an increase in interest income resulting from an increase in the size of our portfolio during the three months ended September 30, 2014.

Interest income from our investments in debt securities increased 11.2% for the three months ended September 30, 2014, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2014, was approximately $270.9 million, compared to approximately $242.8 million for the prior year period. This increase was primarily due to approximately $92.9 million in new investments originated after September 30, 2013, including Alloy Die Casting Corp. (“ADC”), Behrens Manufacturing, LLC (“Behrens”), Meridian Rack & Pinion, Inc. (“Meridian”), Head Country Inc. (“Head Country”), Edge Adhesives Holdings, Inc. (“Edge”), TREC, and CSM. At September 30, 2014, loans of one portfolio company, Tread Corp. (Tread”), were on non-accrual, with an aggregate weighted average principal balance of $12.0 million. At September 30, 2013, loans to two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate weighted average principal balance of $26.1 million during the three months ended September 30, 2013. The weighted average yield on our interest-bearing investments was 12.6% for the three months ended September 30, 2014 and 2013, excluding cash and cash equivalents and receipts recorded as other income. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of September 30, 2014		Three months ended September 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,139	7.8%	$426	4.7%
SOG Specialty Knives and Tools, LLC	23,989	6.9	670	7.4
Cambridge Sound Management, LLC(A)	20,175	5.8	6	0.1
Jackrabbit, Inc.	19,327	5.6	380	4.2
Edge Adhesives Holdings, Inc.	18,074	5.2	440	4.9

Subtotal—five largest investments	108,704	31.3	1,922	21.3
Other portfolio companies	238,197	68.7	7,149	78.7

Total investment portfolio	$346,901	100.0%	$9,071	100.0%

	As of September 30, 2013		Three months ended September 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,771	9.7%	$426	3.8%
Galaxy Tool Holding Corp.	24,156	8.4	535	4.7
SOG Specialty Knives and Tools, LLC	24,131	8.4	670	5.9
Schylling Investments, LLC (A)	20,000	7.0	312	2.7
Channel Technologies Group, LLC	19,642	6.8	468	4.1

Subtotal—five largest investments(B)	115,700	40.3	2,411	21.2
Other portfolio companies	171,512	59.7	8,948	78.8

Total investment portfolio	$287,212	100.0%	$11,359	100.0%

(A)	New investment during the applicable period.
(B)	We exited Venyu in August 2013. Investment income for Venyu for the three months ended September 30, 2013 was $3.7 million, or 32.6% of total investment income.

Other income decreased 86.3% from the prior year period. During the three months ended September 30, 2014, other income primarily consisted of $0.2, $0.2, and $0.1 million resulting from prepayments of success fees received from ASH, Frontier Packaging, Inc. (“Frontier”), and Mathey Investments, Inc. (“Mathey”), respectively. During the three months ended September 30, 2013, other income primarily consisted of $3.3 million in success fee and dividend income received in connection with the exit of Venyu and $0.3 million in success fee income resulting from prepayments received from Cavert II Holding Corp. (“Cavert”).

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 0.1% for the three months ended September 30, 2014, as compared to the prior year period, primarily due to an increase in the base management fee, interest expense, and other expenses as compared to the prior year period. This was partially offset by a decrease in the incentive fee for the three months ended September 30, 2014, as compared to the prior year period.

The base management fee increased for the three months ended September 30, 2014, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. An incentive fee of $1.1 million was earned by the Adviser during the three months ended September 30, 2014, compared to an incentive fee of $1.6 million for the prior year period. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2014	2013
Average gross assets subject to base management fee(A)	$348,800	$312,200
Multiplied by prorated annual base management fee of 2%	0.5%	0.5%

Base management fee(B)	1,744	1,561
Other credits to Adviser fees(B)	(606)	(334)

Net base management fee	$1,138	$1,227

Incentive fee(B)	$1,051	$1,557

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 9.4% for the three months ended September 30, 2014, as compared to the prior year period, primarily due to increased average borrowings under the Credit Facility. The average balance outstanding on our Credit Facility during the three months ended September 30, 2014, was $64.9 million, as compared to $41.4 million in the prior year period. The increase in average borrowings under the Credit Facility was partially offset by the decrease in interest rate due to an amendment of the Credit facility that occurred June 26, 2014.

Other expenses increased 20.6% for the three months ended September 30, 2014, as compared to the prior year period, primarily due to an increase in legal expenses, as compared to the prior year period.

Realized and Unrealized (Loss) Gain on Investments

Realized (Loss) Gain

During the three months ended September 30, 2014, we recorded a realized loss of $12 relating to post-closing adjustments on previous investment exits. During the three months ended September 30, 2013, we recorded a realized gain of $24.8 million related to the Venyu exit.

Unrealized (Depreciation) Appreciation

During the three months ended September 30, 2014, we recorded net unrealized depreciation on investments in the aggregate amount of $1.5 million. The unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2014, were as follows:

	Three months ended September 30, 2014
Portfolio Company	Realized (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$3,116	$—	$3,116
Jackrabbit, Inc.	—	2,364	—	2,364
SBS, Industries, LLC	—	2,323	—	2,323
Alloy Die Casting Corp.	—	1,682	—	1,682
Mathey Investments, Inc.	—	1,628	—	1,628
Frontier Packaging, Inc.	—	1,034	—	1,034
Ginsey Home Solutions, Inc.	—	640	—	640
Tread Corp.	—	467	—	467
B-Dry, LLC	—	(251)	—	(251)
Drew Foam Company, Inc.	—	(338)	—	(338)
Head Country Inc.	—	(399)	—	(399)
Mitchell Rubber Products, Inc.	—	(452)	—	(452)
Behrens Manufacturing, LLC	—	(548)	—	(548)
Country Club Enterprises, LLC	—	(626)	—	(626)
NDLI Inc.	—	(1,297)	—	(1,297)
Acme Cryogenics, Inc.	—	(1,306)	—	(1,306)
Danco Acquisition Corp.	—	(1,367)	—	(1,367)
SOG Specialty K&T, LLC	—	(1,398)	—	(1,398)
Galaxy Tool Holding Corp.	—	(6,666)	—	(6,666)
Other, net (<$250 Net)	(12)	(101)	—	(113)

Total	$(12)	$(1,495)	$—	$(1,507)

The primary change in our net unrealized depreciation of $1.5 million for the three months ended September 30, 2014, was a decrease in the equity valuation of one of our portfolio companies, Galaxy Tool Holding Corp. (“Galaxy”), due to a decrease in company performance. This was partially offset by increased performance in several of our portfolio companies and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments.

During the three months ended September 30, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $15.7 million, which included the reversal of $17.4 million in aggregate unrealized appreciation, related to the Venyu exit. Excluding reversals, we had $1.7 million in net unrealized appreciation for the three months ended September 30, 2013.

The realized gains and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2013, were as follows:

	Three months ended September 30, 2013
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Appreciation	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,804	$—	$(17,374)	$7,430
Channel Technologies Group, LLC	—	3,372	—	3,372
Jackrabbit, Inc.	—	3,261	—	3,261
Country Club Enterprises, LLC	—	1,565	—	1,565
Star Seed, Inc.	—	926	—	926
Acme Cryogenics, Inc.	—	864	—	864
Frontier Packaging, Inc.	—	757	—	757
Funko, LLC	—	396	—	396
B-Dry, LLC	—	(502)	—	(502)
Mitchell Rubber Products, Inc.	—	(629)	—	(629)
Ginsey Home Solutions, Inc.	—	(800)	—	(800)
Drew Foam Company, Inc.	—	(998)	—	(998)
Quench Holdings Corp.	—	(1,648)	—	(1,648)
SBS, Industries, LLC	—	(2,291)	—	(2,291)
SOG Specialty K&T, LLC	—	(2,767)	—	(2,767)
Other, net (<$250 Net)	—	184	—	184

Total	$24,804	$1,690	$(17,374)	$9,120

(A)	Venyu was sold in August 2013.

Excluding reversals, the primary changes in our net unrealized appreciation of $1.7 million for the three months ended September 30, 2013, were due to increased equity valuations in several of our portfolio companies, primarily due to increased portfolio company performance and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded approximately $2.0 million of net unrealized depreciation on our debt positions and $0.5 million of net unrealized appreciation on our equity holdings for the three months ended September 30, 2014. At September 30, 2014, the fair value of our investment portfolio was less than our cost basis by approximately $65.2 million, as compared to $63.7 million at June 30, 2014, representing net unrealized depreciation of $1.5 million for the three months ended September 30, 2014. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 84.2% of cost as of September 30, 2014. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Unrealized Appreciation on Other

There was no unrealized appreciation on our Credit Facility recognized for the three months ended September 30, 2014. During the three months ended September 30, 2013, there was net unrealized appreciation of $0.4 million on our Credit Facility. The Credit Facility was fair valued at $87.8 million and $61.7 million as of September 30 and March 31, 2014, respectively.

Comparison of the Six Months Ended September 30, 2014, to the Six Months Ended September 30, 2013

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$16,974	$14,888	$2,086	14.0%
Other income	1,934	3,869	(1,935)	(50.0)

Total investment income	18,908	18,757	151	0.8

EXPENSES
Base management fee	3,410	3,110	300	9.6
Incentive fee	2,266	1,722	544	31.6
Administration fee	444	399	45	11.3
Interest and dividend expense	2,883	2,499	384	15.4
Amortization of deferred financing fees	536	499	37	7.4
Other	1,294	1,112	182	16.4

Expenses before credits from Adviser	10,833	9,341	1,492	16.0
Other credits to Adviser fees	(988)	(845)	(143)	(16.9)

Total expenses net of credits to fee	9,845	8,496	1,349	15.9

NET INVESTMENT INCOME	9,063	10,261	(1,198)	(11.7)

REALIZED AND UNREALIZED (LOSS) GAIN ON:
Net realized (loss) gain on sale of investments	(12)	24,804	(24,816)	NM
Net unrealized appreciation (depreciation) on investments	3,965	(27,090)	31,055	NM
Net unrealized depreciation on other	451	445	6	1.3

Net gain (loss) on investments and other	4,404	(1,841)	6,245	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,467	$8,420	$5,047	59.9

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.34	$0.39	$(0.05)	(12.8)

Net increase in net assets resulting from operations	$0.51	$0.32	$0.19	59.4

NM = Not Meaningful

Total investment income increased by 0.8% for the six months ended September 30, 2014, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the six months ended September 30, 2014, as a result of an increase in the size of our loan portfolio during the six months ended September 30, 2014. This was partially offset by a decrease in other income during the six months ended September 30, 2014 as compared to the prior year period, due to success fee and dividend income resulting from our exit from Venyu during the six months ended September 30, 2013.

Interest income from our investments in debt securities increased 14.0% for the six months ended September 30, 2014, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2014, was approximately $269.2 million, compared to approximately $236.4 million for the prior year period. This increase was primarily due to approximately $92.9 million in new investments originated after September 30, 2013, including ADC, Behrens, Meridian, Head Country, Edge, TREC, and CSM. At September 30, 2014, loans to one portfolio company, Tread, were on non-accrual, with an aggregate weighted average principal balance of $12.0 million. As of September 30, 2013, loans to two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate weighted average principal balance of $25.8 million during the six months ended September 30, 2013. The weighted average yield on our interest-bearing investments was 12.6% for the six months ended September 30, 2014 and 2013, excluding cash and cash equivalents and receipts recorded as other income. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income from investments for our five largest portfolio company investments based on fair value during the respective periods:

	As of September 30, 2014		Six Months Ended September 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,139	7.8%	$848	4.5%
SOG Specialty Knives and Tools, LLC	23,989	6.9	1,366	7.2
Cambridge Sound Management, LLC(A)	20,175	5.8	6	0.0
Jackrabbit, Inc.	19,327	5.6	755	4.0
Edge Adhesives Holdings, Inc.	18,074	5.2	847	4.5

Subtotal—five largest investments	108,704	31.3	3,822	20.2
Other portfolio companies	238,197	68.7	15,086	79.8

Total investment portfolio	$346,901	100.0%	$18,908	100.0%

	As of September 30, 2013		Six Months Ended September 30, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,771	9.7%	$848	4.5%
Galaxy Tool Holding Corp.	24,156	8.4	1,065	5.7
SOG Specialty Knives and Tools, LLC	24,131	8.4	1,332	7.1
Schylling Investments, LLC (A)	20,000	7.0	312	1.7
Channel Technologies Group, LLC	19,642	6.8	926	4.9

Subtotal—five largest investments(B)	115,700	40.3	4,483	23.9
Other portfolio companies	171,512	59.7	14,274	76.1

Total investment portfolio	$287,212	100.0%	$18,757	100.0%

(A)	New investment during the applicable period.
(B)	We exited Venyu in August 2013. Investment income for Venyu for the six months ended September 30, 2013 was $4.3 million, or 23.1% of total investment income.

Other income decreased 50.0% from the prior year period. During the six months ended September 30, 2014, other income primarily consisted of $1.3 million of dividend income received from Mathey. During the six months ended September 30, 2013, other income primarily consisted of $3.3 million in success fee and dividend income received in connection with the exit of Venyu.

Expenses

Total expenses, excluding any voluntary and irrevocable credits to the base management and incentive fees, increased 16.0% for the six months ended September 30, 2014, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee and interest expense, as compared to the prior year period.

The base management fee increased for the six months ended September 30, 2014, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, an incentive fee of $2.3 million was earned by the Adviser during the six months ended September 30, 2014, compared to $1.7 million for the prior year period. The base management and incentive fees are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2014	2013
Average gross assets subject to base management fee(A)	$341,000	$311,000
Multiplied by prorated annual base management fee of 2%	1.0%	1.0%

Base management fee(B)	3,410	3,110
Other credits to Advisor fees(B)	(988)	(845)

Net base management fee	$2,422	$2,265

Incentive fee(B)	$2,266	$1,722

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 15.4% for the six months ended September 30, 2014, as compared to the prior year period, primarily due to increased average borrowings under the Credit Facility. The average balance outstanding on our Credit Facility during the six months ended September 30, 2014, was $62.7 million, as compared to $37.1 million in the prior year period. The increase in average borrowings under the Credit Facility was partially offset by the decrease in interest rate due to an amendment of the Credit facility that occurred June 26, 2014.

Realized and Unrealized (Loss) Gain on Investments

Realized (Loss) Gain

During the six months ended September 30, 2014, we recorded a realized loss of $12 relating to post-closing adjustments on the previous investment exits. During the six months ended September 30, 2013, we recorded a realized gain of $24.8 million related to the Venyu sale.

Unrealized Appreciation (Depreciation)

During the six months ended September 30, 2014, we recorded net unrealized appreciation on investments in the aggregate amount of $4.0 million. The unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2014, were as follows:

	Six months ended September 30, 2014
Portfolio Company	Realized (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Jackrabbit, Inc.	$—	$6,364	$—	$6,364
NDLI Inc.	—	4,464	—	4,464
Funko, LLC	—	3,445	—	3,445
Mathey Investments, Inc.	—	2,309	—	2,309
SBS, Industries, LLC	—	1,843	—	1,843
Edge Adhesives Holdings, Inc.	—	868	—	868
Alloy Die Casting Corp.	—	610	—	610
Drew Foam Company, Inc.	—	418	—	418
Frontier Packaging, Inc.	—	327	—	327
B-Dry, LLC	—	(262)	—	(262)
Tread Corp.	—	(283)	—	(283)
Quench Holdings Corp.	—	(303)	—	(303)
Country Club Enterprises, LLC	—	(781)	—	(781)
Channel Technologies Group, LLC	—	(1,012)	—	(1,012)
Ginsey Home Solutions, Inc.	—	(1,612)	—	(1,612)
Head Country Inc.	—	(2,243)	—	(2,243)
Mitchell Rubber Products, Inc.	—	(2,283)	—	(2,283)
Danco Acquisition Corp.	—	(2,511)	—	(2,511)
SOG Specialty K&T, LLC	—	(2,650)	—	(2,650)
Galaxy Tool Holding Corp.	—	(2,992)	—	(2,992)
Other, net (<$250 Net)	(12)	249	—	237

Total	$(12)	$3,965	$—	$3,953

The primary changes in our net unrealized appreciation for the six months ended September 30, 2014, were due to an increase in equity valuations in several of our portfolio companies, primarily due to an increase portfolio company performance and increases in certain comparable multiples used to estimate the fair value of our investments.

During the six months ended September 30, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $27.1 million, which included the reversal of $17.4 million in aggregate unrealized appreciation, related to the Venyu sale. Excluding reversals, we had $9.7 million in net unrealized depreciation for the six months ended September 30, 2013.

The realized gains and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2013, were as follows:

	Six months ended September 30, 2013
Portfolio Company	Realized Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,804	$(1,596)	$(17,374)	$5,834
Galaxy Tool Holding Corp.	—	3,280	—	3,280
Jackrabbit, Inc.	—	3,261	—	3,261
Channel Technologies Group, LLC	—	3,152	2	3,154
Frontier Packaging, Inc.	—	1,852	—	1,852
Country Club Enterprises, LLC	—	1,584	—	1,584
Star Seed, Inc.	—	926	—	926
Acme Cryogenics, Inc.	—	430	—	430
Funko, LLC	—	396	—	396
Noble Logistics, Inc.	—	(383)	—	(383)
Tread Corp.	—	(1,000)	—	(1,000)
Precision Southeast, Inc.	—	(1,059)	—	(1,059)
Mitchell Rubber Products, Inc.	—	(1,554)	—	(1,554)
Drew Foam Company, Inc.	—	(2,166)	—	(2,166)
SBS, Industries, LLC	—	(2,808)	—	(2,808)
B-Dry, LLC	—	(3,512)	—	(3,512)
Ginsey Home Solutions, Inc.	—	(4,502)	—	(4,502)
SOG Specialty K&T, LLC	—	(5,691)	—	(5,691)
Other, net (<$250 Net)	—	(328)	—	(328)

Total	$24,804	$(9,718)	$(17,372)	$(2,286)

(A)	Venyu was sold in August 2013.

The primary changes in our net unrealized depreciation for the six months ended September 30, 2013, were due to decreased equity valuations in several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $3.5 million and $0.5 million of net unrealized appreciation on our debt and equity investments, respectively, for the six months ended September 30, 2014. As of September 30, 2014, the fair value of our investment portfolio was less than our cost basis by approximately $65.2 million, as compared to $69.2 million at March 31, 2014, representing net unrealized appreciation of $4.0 million for the six months ended September 30, 2014. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 84.2% of cost as of September 30, 2014. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation on Other

For the six months ended September 30, 2014 and 2013, we recorded $0.5 million and $0.4 million, respectively, of net unrealized depreciation on our Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash (used in) provided by operating activities for the six months ended September 30, 2014, was approximately $(16.8) million, as compared to $3.4 million during the six months ended September 30, 2013. Even though we disbursed $56.0 million in the prior year period to purchase investments compared to $29.3 million in the current period, the prior year period had significant cash inflows from the sale of Venyu to offset the purchase of investments. The sale of Venyu resulted in proceeds of $30.8 million and principal repayments of $19.0 million. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our Term Preferred Stock, management fees to the Adviser, and other entity-level expenses.

As of September 30, 2014, we had equity investments in or loans to 30 private companies with an aggregate cost basis of approximately $412.1 million. As of September 30, 2013, we had equity investments in or loans to 24 private companies with an aggregate cost basis of approximately $354.2 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014	2013
Beginning investment portfolio, at fair value	$314,393	$286,482
New investments	21,925	54,590
Disbursements to existing portfolio companies	7,362	1,400
Increase in investment balance due to PIK	58	30
Scheduled principal repayments	—	(110)
Unscheduled principal repayments	(802)	(22,090)
Proceeds from sales	12	(30,804)
Net realized (loss) gain	(12)	24,804
Net unrealized appreciation (depreciation)	3,965	(9,718)
Reversal of net unrealized appreciation	—	(17,372)

Ending investment portfolio, at fair value	$346,901	$287,212

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2013:

		Amount
For the remaining six months ending March 31:	2015	$43,144
For the fiscal year ending March 31:	2016	44,103
	2017	24,915
	2018	74,632
	2019	84,181
	Thereafter	27,645

	Total contractual repayments	$298,620
	Investments in equity securities	113,460

	Total cost basis of investments held at September 30, 2014:	$412,080

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2014, was approximately $15.3 million, which consisted primarily of $26.5 million of net borrowings on our Credit Facility, partially offset by $9.5 million in distributions to common stockholders. Net cash used in financing activities for the six months ended September 30, 2013, was approximately $42.1 million and consisted primarily of net repayments of our short-term borrowings of $36.0 million and distributions to common stockholders of $7.9 million, partially offset by $3.0 million in net borrowings from our Credit Facility.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.06 per common share for each of the six months from April 2014 through September 2014. In October 2014, our Board of Directors also declared a monthly distribution of $0.06 per common share for each of October, November and December 2014 as well as a one-time special distribution of $0.05 in December 2014. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year ending March 31, 2015.

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

We also declared and paid monthly cash distributions of $0.1484375 per share of Term Preferred Stock for each of the six months from April 2014 through September 2014. In October 2014, our Board of Directors also declared a monthly distribution of $0.1484375 per preferred share for each of October, November and December 2014. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treat these monthly distributions as an operating expense. For tax purposes, these preferred distributions are deemed to be paid entirely out of ordinary income to preferred stockholders.

Equity

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement, and subsequently filed a Post-Effective Amendment No. 4 to the registration statement on September 2, 2014, which the SEC declared effective on September 4, 2014. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, including through a combined offering of two or more of such securities.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On October 27, 2014, the closing market price of our common stock was $7.27 per share, representing a 14.4% discount to our NAV of $8.49 as of September 30, 2014. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2014 Annual Meeting of Stockholders held on August 7, 2014, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

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

On September 19, 2014, we further increased our borrowing capacity under the Credit Facility from $105 million to $185 million by entering into Joinder Agreements pursuant to the Credit Facility, by and among Business Investment, the Administrative Agent, the Adviser and each of East West Bank, Manufacturers and Traders Trust, Customers Bank and Talmer Bank and Trust. We incurred fees of $0.8 million in connection with this expansion.

The Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility generally also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. The Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170 million plus 50% of all equity and subordinated debt raised after April 30, 2013, which equates to $170 million as of September 30, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2014, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $264.8 million, an asset coverage of 264% and an active status as a BDC and RIC. As of October 28, 2014, we were in compliance with all covenants.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of September 30 and March 31, 2014 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $2.7 million of obligations of Country Club Enterprises, LLC (“CCE”). As of September 30, 2014, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of September 30, 2014, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	87,750	—	—	87,750	—
Term Preferred Stock	40,000	—	—	40,000	—
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(B)	26,082	6,732	11,884	7,466	—

Total	$158,928	$6,732	$11,884	$140,312	$—

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $5.4 million.
(B)	Includes interest payments due on our Credit Facility and dividend obligations on the Term Preferred Stock. Dividend payments on the Term Preferred Stock assume quarterly declarations and monthly distributions through the date of mandatory redemption.

The majority of our debt securities in our portfolio have a success fee component, which can enhance the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until they are received in cash. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of September 30, 2014, we had unrecognized success fees of $21.0 million, or $0.79 per common share, which do not meet the recognition criteria under the relevant accounting guidance.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of September 30 and March 31, 2014, all of our investments were valued using Level 3 inputs and during the six months ended September 30, 2014 and 2013, there were no investments transferred in to or out of Level 1, 2 or 3.

Board Responsibility

In accordance with the 1940 Act, our Board of Director has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our established investment valuation policy (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the Valuation Team. There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the Valuation Officer, uses the Policy, which has been approved by our Board of Directors, and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new debt and equity investments made during the three months ended September 30, 2014 are generally valued at original cost basis. Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

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

The above scale gives an indication of the probability of default and the magnitude of the expected loss if there is a default. Generally, our policy is to stop accruing interest on an investment if we determine that interest is no longer collectable. As of September 30 and March 31, 2014, Tread was the only portfolio investment on non-accrual with an aggregate fair value of $0. Additionally, we do not risk rate our equity securities.

The following table lists the risk ratings for all proprietary loans in our portfolio as of September 30 and March 31, 2014, representing 100%, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of September 30, 2014	As of March 31, 2014
Highest	9.2	9.1
Average	6.2	5.7
Weighted Average	6.3	5.2
Lowest	2.8	2.6

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

Revenue Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2014, our loans to Tread were on non-accrual, with an aggregate debt cost basis of $12.0 million, or 4.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2014, our loans to Tread were on non-accrual, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. During the three and six months ended September 30, 2014, we recorded PIK income of $29 and $58, respectively. During the three and six months ended September 30, 2013, we recorded PIK income of $29 and $39, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We recorded $0.5 million of success fees for the three and six months ended September 30, 2014, respectively. During the three months ended September 30, 2014, we received success fees of $0.2 million from each of ASH and Frontier and $0.1 million from Mathey. We recorded $2.1 million and $2.3 million of success fees during the three and six months ended September 30, 2013, respectively. During the three months ended September 30, 2013, we received $0.3 million Cavert in success fee prepayments and we received $1.8 million related to the exit of Venyu.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the three and six months ended September 30, 2014, we recorded $1.4 million of dividend income from Mathey. For the three and six months ended September 30, 2013, we recorded $1.4 million in dividend income related to the exit of Venyu.

Both dividend and success fee income are recorded in Other income in our accompanying Condensed Consolidated Statements of Operations.

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

Our target is to have approximately 20% of the loans in our portfolio at fixed rates and approximately 80% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with either the current LIBOR or prime rate. As of September 30, 2014, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

83.1%	Variable rates with a floor
16.9	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three and six months ended September 30, 2014 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on May 13, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the SEC on May 13, 2014

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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
David Watson
Chief Financial Officer and Treasurer

Dated: October 28, 2014

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.4	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

10.1	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association and East West Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.2	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association and Manufacturers and Traders Trust, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.3	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association and Customers Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.4	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association and Talmer Bank and Trust, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.