Form 10-Q
period 2014-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2015-02-04
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34007

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100
MCLEAN, VIRGINIA	22102
(Address of principal executive office)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 3, 2015, was 26,475,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2014	2014
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $165,597 and $233,895, respectively)	$165,518	$205,440
Affiliate investments (Cost of $260,936 and $120,010, respectively)	209,307	87,849
Control investments (Cost of $30,832 and $29,632 respectively)	19,320	21,104

Total investments at fair value (Cost of $457,365 and $383,537, respectively)	394,145	314,393
Cash and cash equivalents	4,909	4,553
Restricted cash and cash equivalents	3,105	5,314
Interest receivable	1,690	1,289
Due from custodian	2,410	1,704
Deferred financing costs	4,931	2,355
Other assets	846	1,086

TOTAL ASSETS	$412,036	$330,694

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $95,800 and $61,250, respectively)	$95,800	$61,701
Secured borrowing	5,096	5,000

Total borrowings	100,896	66,701
Mandatorily redeemable preferred stock, $0.001 par value per share, $25.00 liquidation preference per share; 3,610,000 and 1,610,000 shares authorized, respectively; 3,256,000 and 1,600,000 shares issued and outstanding, respectively	81,400	40,000
Accounts payable and accrued expenses	800	665
Fees due to Adviser(A)	1,588	1,225
Fee due to Administrator(A)	226	224
Other liabilities	854	1,042

TOTAL LIABILITIES	$185,764	$109,857

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 26,475,958 shares issued and outstanding	$26	$26
Capital in excess of par value	286,726	287,062
Cumulative net unrealized depreciation of investments	(63,220)	(69,144)
Cumulative net unrealized appreciation of other	(74)	(525)
Net investment income in excess of distributions	3,233	3,616
Accumulated net realized loss	(419)	(198)

TOTAL NET ASSETS	$226,272	$220,837

NET ASSET VALUE PER SHARE AT END OF PERIOD	$8.55	$8.34

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$3,969	$5,826	$13,720	$15,719
Affiliate investments	5,154	160	11,310	1,091
Control investments	608	1,606	1,673	5,669
Cash and cash equivalents	1	1	3	2

Total interest income	9,732	7,593	26,706	22,481
Other income
Non-Control/Non-Affiliate investments	1,330	304	3,230	878
Affiliate investments	500	799	534	799
Control investments	—	—	—	3,295

Total other income	1,830	1,103	3,764	4,972

Total investment income	11,562	8,696	30,470	27,453

EXPENSES
Base management fee(A)	1,927	1,515	5,337	4,625
Loan servicing fee(A)	1,295	1,089	3,588	3,230
Incentive fee(A)	1,460	1,100	3,726	2,822
Administration fee(A)	226	239	670	638
Interest expense on borrowings	1,042	395	2,500	1,469
Dividends on mandatorily redeemable preferred stock	1,085	713	2,510	2,138
Amortization of deferred financing fees	404	262	940	761
Professional fees	63	329	610	609
Other general and administrative expenses	383	523	1,130	1,355

Expenses before credits from Adviser	7,885	6,165	21,011	17,647

Credit to base management fee - loan servicing fee(A)	(1,295)	(1,089)	(3,588)	(3,230)
Credit to fees from Adviser - other(A)	(867)	(782)	(1,855)	(1,627)

Total expenses, net of credits	5,723	4,294	15,568	12,790

NET INVESTMENT INCOME	5,839	4,402	14,902	14,663

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	—	(11,361)	—	(11,361)
Affiliate investments	—	(1,754)	—	(1,754)
Control investments	(209)	—	(221)	24,804
Other	—	(29)	—	(29)

Total net realized (loss) gain	(209)	(13,144)	(221)	11,660

Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	3,731	(2,548)	13,630	(10,926)
Affiliate investments	(1,772)	4,651	(4,713)	1,629
Control investments	—	(4,413)	(2,993)	(20,103)
Other	—	366	451	811

Total net unrealized appreciation (depreciation)	1,959	(1,944)	6,375	(28,589)

Net realized and unrealized gain (loss)	1,750	(15,088)	6,154	(16,929)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,589	$(10,686)	$21,056	$(2,266)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.22	$0.17	$0.56	$0.55

Net increase (decrease) in net assets resulting from operations	$0.29	$(0.40)	$0.80	$(0.09)

Distributions declared and paid	$0.23	$0.23	$0.59	$0.53

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,475,958	26,475,958	26,475,958	26,475,958

Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2014	2013
OPERATIONS
Net investment income	$14,902	$14,663
Net realized (loss) gain on investments	(221)	11,689
Net realized loss on other	—	(29)
Net unrealized appreciation (depreciation) of investments	5,924	(29,400)
Net unrealized depreciation of other	451	811

Net increase (decrease) in net assets from operations	21,056	(2,266)

DISTRIBUTIONS TO COMMON STOCKHOLDERS	(15,621)	(14,032)

TOTAL INCREASE (DECREASE) IN NET ASSETS	5,435	(16,298)
NET ASSETS, BEGINNING OF PERIOD	220,837	240,963

NET ASSETS, END OF PERIOD	$226,272	$224,665

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$21,056	$(2,266)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(79,329)	(100,134)
Principal repayments of investments	5,579	46,634
Increase in investment balance due to paid in kind interest	(78)	(58)
Net proceeds from the sale of investments	(221)	31,602
Net realized loss (gain) on investments	221	(11,689)
Net realized loss on other	—	29
Net unrealized (appreciation) depreciation of investments	(5,924)	29,400
Net unrealized appreciation of other	(451)	(811)
Amortization of deferred financing costs	940	761
Decrease (increase) in restricted cash	2,209	(4,750)
Increase in interest receivable	(401)	(11)
(Increase) decrease in due from custodian	(706)	330
Decrease in other assets	240	340
Increase (decrease) in accounts payable and accrued expenses	64	(160)
Increase (decrease) in fees due to Adviser(A)	363	(1,044)
Increase in administration fee due to Administrator(A)	2	18
(Decrease) increase in other liabilities	(188)	461

Net cash used in operating activities	(56,624)	(11,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans	—	56,515
Repayments on short-term loans	—	(106,030)
Proceeds from line of credit	90,550	108,500
Repayments on line of credit	(56,000)	(103,300)
Proceeds from secured borrowing	96	—
Purchase of derivative	—	(75)
Proceeds from issuance of preferred stock	41,400	—
Deferred financing costs	(3,445)	(1,100)
Distributions paid to common stockholders	(15,621)	(14,032)

Net cash provided by (used in) financing activities	56,980	(59,522)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	356	(70,870)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,553	85,904

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,909	$15,034

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Line of Credit, $1,000 available (7.0%, Due 10/2019)(I)(K)	$—	$—	$—
		Senior Term Debt (7.0%, Due 10/2019)(I)(K)	5,000	5,000	4,863

				5,000	4,863

Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)(L)		1,845	3,203

				1,845	3,203

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L)		7,725	2,104
		Guaranty ($2,000)(D)
		Guaranty ($670)(D)

				11,725	6,104

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Term Debt (13.5%, Due 8/2017)(L)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	3,245
		Common Stock (5,372 shares)(C)(F)(L)		63	—

				14,351	14,158

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Term Debt (12.0%, Due 12/2017)(L)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,613
		Common Stock (152 shares)(C)(F)(L)		152	850

				14,025	14,963

Funko, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Term Debt (9.5%, Due 5/2019)(I)(J)	7,500	7,500	7,500

		Senior Subordinated Term Debt (9.5%, Due 5/2019)(I)(J)	2,000	2,000	2,000
		Preferred Stock (1,305 shares)(C)(F)(L)		1,305	9,511

				10,805	19,011

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinate Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (18,898 shares)(C)(F)(L)		9,583	3,109
		Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,891	16,409

Jackrabbit, Inc.	Farming and Agriculture	Senior Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	4,063
		Common Stock (548 shares)(C)(F)(L)		94	3,803

				14,650	18,866

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	7,644

				9,379	16,246

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	10,848
		Subordinated Term Debt (13.0%, Due 12/2015)(I)(K)	1,500	1,500	1,200
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	—
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				17,878	12,048

Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,392 shares)(C)(F)(L)		3,397	4,753

				3,397	4,753

SBS, Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (14.0%, Due 8/2016)(L)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)(L)		1,994	2,577
		Common Stock (221,500 shares)(C)(F)(L)		221	381

				13,570	14,313

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

Schylling Investments, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.0%, Due 8/2018)(L)	$13,081	$13,081	$13,081
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				17,081	13,081

Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)(L)	7,500	7,500	7,500
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				9,000	7,500

Total Non-Control/Non-Affiliate Investments (represents 42.0% of total investments at fair value)				$165,597	$165,518

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(L)		7,956	8,442
		Common Stock (549,908 shares)(C)(F)(L)		1,197	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				23,678	22,942

Alloy Die Casting Corp.(M)	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	12,093
		Preferred Stock (4,064 shares)(C)(F)(L)		4,064	3,699
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	15,792

Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
		Preferred Stock (2,923 shares) (C)(F)(L)		2,922	2,808

				12,897	12,783

B-Dry, LLC	Personal, Food and Miscellaneous Services	Line of Credit, $0 available (6.5% (0.8% Unused Fee), Due 5/2015)(L)	1,250	1,250	813
		Senior Term Debt (13.5%, Due 5/2015)(L)	6,433	6,443	4,188
		Senior Term Debt (13.5%, Due 5/2015)(L)	840	840	546
		Preferred Stock (2,250 shares)(C)(F)(L)		2,250	—
		Common Stock (2,250 shares)(C)(F)(L)		—	—
		Common Stock Warrants (85 shares)(C)(F)(L)		300	—

				11,083	5,547

B+T Group Acquisition Inc.(M)	Telecommunications	Line of Credit, $700 available (1.0% Unused Fee), Due 6/2015)(J)	700	700	700
		Senior Term Debt (13.0%, Due 12/2019)(J)	14,000	14,000	14,000
		Convertible Preferred Stock (12,841 shares)(C)(F)(J)		4,197	4,197

				18,897	18,897

Cambridge Sound Management, LLC	Home and office Furnishings, Housewares and Durable Consumer Products	Line of Credit, $1,000 available (13.0% (1.0% Unused Fee), Due 9/2015)(L)	—	—	—
		Senior Term Debt (13.0%, Due 9/2019)(L)	15,000	15,000	15,000
		Preferred Stock (4,500 shares) (C)(F)(L)		4,500	7,556

				19,500	22,556

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	1,278
		Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	1,278

Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2015)(L)	4,000	4,000	349
		Senior Term Debt (4.0%, Due 8/2015)(L)	2,575	2,575	225
		Senior Term Debt (4.0%, Due 8/2015)(L)	8,795	8,795	767
		Senior Term Debt (5.0%, Due 8/2015)(E)(L)	1,150	1,150	100
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock Warrants (1,241 shares)(C)(F)(L)		3	—

				19,023	1,441

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value

Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate	Line of Credit, $850 available (10.5% (1.0% Unused Fee), Due 8/2015)(K)	$650	$650	$647
		Senior Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,277
		Senior Subordinated Term Debt (13.5%, Due 2/2019)(K)	2,400	2,400	2,397
		Convertible Preferred Stock (3,474 shares) (C)(F)(L)		3,474	3,920

				15,824	16,241

Head Country Food Products,	Beverage, Food and Tobacco	Senior Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	2,880

				13,050	11,930
Meridian Rack & Pinion, Inc. (M)	Automobile	Senior Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	9,600
		Preferred Stock (3,381 shares)(C)(F)		3,381	2,983

				13,041	12,583

NDLI Inc.	Cargo Transport	Line of Credit, $0 available (10.5% (0.5% Unused Fee), Due 1/2016)(K)	1,925	1,925	1,448
		Senior Term Debt (11.0%, Due 1/2018)(K)	7,227	7,227	5,438
		Senior Term Debt (10.5%, Due 1/2018)(K)	3,650	3,650	2,738
		Senior Term Debt (10.5%, Due 1/2018)(E)(K)	3,650	3,650	2,756
		Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				20,052	12,380

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Senior Term Debt (14.0%, Due 12/2015)(L)	5,617	5,617	5,617
		Preferred Stock (19,091 shares)(C)(F)(L)		1,909	—
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				7,617	5,617
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Line of Credit, $570 available (10% (1.0% Unused Fee), Due 4/2015)(J)	2,430	2,430	2,430
		Senior Term Debt (13.3%, Due 10/2019)(J)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(F)(J)		6,180	6,180

				24,380	24,380

SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 10/2017) (L)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 10/2017) (L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	6,540

				28,149	24,940

Tread Corp.	Oil and Gas	Line of Credit, $1,786 available (12.5%, Due 2/2015)(G)(I)(L)	1,464	1,464	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)(L)	5,000	5,000	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)(L)	2,750	2,750	—
		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)(L)	1,000	1,000	—
		Senior Subordinated Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)(L)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				14,561	—

Total Affiliate Investments (represents 53.1% of total investments at fair value)				$260,936	$209,307

CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corp.	Aerospace and Defense	Line of Credit, $450 available (10.0%, Due 9/2015)(L)	$2,050	$2,050	$2,050
		Senior Subordinated Term Debt (13.5%, Due 8/2017)(L)	15,520	15,520	15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				29,082	17,570

Roanoke Industries Corp.	Buildings and Real Estate	Senior Term Debt (14.0%, Due 8/2016)(L)	1,650	1,650	1,650

		Common Stock (1,000 shares)(C)(F)(L)		100	100

				1,750	1,750

Total Control Investments (represents 4.9% of total investments at fair value)				$30,832	$19,320

TOTAL INVESTMENTS				$457,365	$394,145

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $371.0 million at fair value, are pledged as collateral to our Credit Facility as described further in Note 5—Borrowings. Additionally, all of our investments are considered non-qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of December 31, 2014.
(B)	Percentages represent the weighted average cash interest rates in effect at December 31, 2014, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”). If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for accounting principles generally accepted in the U.S. (“GAAP”) purposes as of December 31, 2014.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended December 31, 2014 best represents fair value as of December 31, 2014.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(L)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation (“Gladstone Capital”), co-invested with us in this portfolio company pursuant to an exemptive order granted by the Securities and Exchange Commission (“SEC”).
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(L):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Term Debt (11.5%, Due 3/2015)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares)(C)(F)(L)		6,984	11,276
		Common Stock (418,072 shares)(C)(F)(L)		1,045	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				22,554	25,776

Alloy Die Casting Corp.(M)	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	12,261
		Preferred Stock (4,064 shares)(C)(F)(L)		4,064	1,948
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	14,209

Auto Safety House, LLC	Automobile	Line of Credit, $1,000 available (7.0%, Due 10/2018)(I)(K)	5,000	5,000	4,925
		Guaranty ($500)(D)
		Guaranty ($250)(D)

				5,000	4,925

B-Dry, LLC	Personal, Food and Miscellaneous Services	Line of Credit, $0 available (6.5%, Due 5/2014)(K)	750	750	566
		Senior Term Debt (13.5%, Due 5/2014)(K)	6,433	6,443	4,865
		Senior Term Debt (13.5%, Due 5/2014)(K)	2,840	2,840	2,144
		Common Stock Warrants (85 shares)(C)(F)(L)		300	—

				10,333	7,575

Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)(L)		1,845	3,023

				1,845	3,023

Country Club Enterprises, LLC	Automobile	Senior Subordinated Term Debt (18.6%, Due 11/2014)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L)		7,725	3,670
		Guaranty ($2,000)(D)
		Guaranty ($878)(D)

				11,725	7,670

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Term Debt (13.5%, Due 8/2017)(L)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)		3,375	1,351
		Common Stock (5,372 shares)(C)(F)		63	—

				14,351	12,264

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Term Debt (12.0%, Due 12/2017)(L)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,522
		Common Stock (152 shares)(C)(F)(L)		152	843

				14,025	14,865

Funko, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Term Debt (12.0% and 1.5% PIK, Due 5/2019)(K)	7,587	7,587	7,729
		Preferred Stock (1,305 shares)(C)(F)(L)		1,305	2,276

				8,892	10,005

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Subordinate Term Debt (13.5%, Due 1/2018)(H)(L)	13,050	13,050	13,050
		Preferred Stock (18,898 shares)(C)(F)(L)		9,393	3,082
		Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,451	16,132

Jackrabbit, Inc.	Farming and Agriculture	Line of Credit, $3,000 available (13.5%, Due 4/2014)(L)	—	—	—
		Senior Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	1,963
		Common Stock (548 shares)(C)(F)(L)		94	—

				14,650	12,963

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
		Senior Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Senior Term Debt (12.5%, Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	4,895

				9,379	13,497

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Subordinated Term Debt (13.0%, Due 10/2016)(I)(K)	$13,560	$13,560	$13,628
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	1,086
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				16,378	14,714

Noble Logistics, Inc.	Cargo Transport	Line of Credit, $0 available (10.5%, Due 1/2015)(K)	800	800	204
		Senior Term Debt (11.0%, Due 1/2015)(K)	7,227	7,227	1,842
		Senior Term Debt (10.5%, Due 1/2015)(K)	3,650	3,650	931
		Senior Term Debt (10.5%, Due 1/2015)(E)(K)	3,650	3,650	931

				15,327	3,908

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Senior Term Debt (14.0%, Due 12/2015)(L)	5,617	5,617	5,617
		Preferred Stock (19,091 shares)(C)(F)(L)		1,909	—
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				7,617	5,617

Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)		3,397	5,056

				3,397	5,056

SBS, Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Senior Term Debt (14.0%, Due 8/2016)(L)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)(L)		1,994	1,064
		Common Stock (221,500 shares)(C)(F)(L)		221	—

				13,570	12,419

Schylling Investments, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.0%, Due 8/2017)(K)	13,081	13,081	13,228
		Preferred Stock (4,000 shares) (C)(F)(L)		4,000	—

				17,081	13,228

Star Seed, Inc.	Farming and Agriculture	Senior Term Debt (12.5%, Due 4/2018)(K)	7,500	7,500	7,594
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				9,000	7,594

Total Non-Control/Non-Affiliate Investments (represents 65.4% of total investments at fair value)				$233,895	$205,440

AFFILIATE INVESTMENTS(O):
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Senior Term Debt (13.0%, Due 12/2018)(L)	$9,975	$9,975	$9,975
		Preferred Stock (2,923 shares) (C)(F)(L)		2,922	2,754

				12,897	12,729

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	3,122
		Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	3,122

Danco Acquisition Corp.	Diversified/Conglomerate Manufacturing	Line of Credit, $700 available (4.0%, Due 8/2015)(K)	3,450	3,450	690
		Senior Term Debt (4.0%, Due 8/2015)(K)	2,575	2,575	515
		Senior Term Debt (4.0%, Due 8/2015)(K)	8,795	8,795	1,759
		Senior Term Debt (5.0%, Due 8/2015)(E)(K)	1,150	1,150	236
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock (1,241 shares)(C)(F)(L)		3	—

				18,473	3,200

Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Line of Credit, $705 available (10.5%, Due 8/2014)(J)	795	795	795
		Senior Term Debt (12.5%, Due 2/2019)(J)	9,300	9,300	9,300
		Senior Subordinated Term Debt (13.5%, Due 2/2019)(J)	2,400	2,400	2,400
		Preferred Stock (3,474 shares) (C)(F)(J)		3,474	3,474

				15,969	15,969

Head Country Food Products, Inc.	Beverage, Food and Tobacco	Line of Credit, $500 available (10.0%, Due 8/2014)(J)	—	—	—
		Senior Term Debt (12.5%, Due 2/2019)(J)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(J)		4,000	4,000

				13,050	13,050

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

MARCH 31, 2014

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Meridian Rack & Pinion, Inc. (M)	Automobile	Senior Term Debt (13.5%, Due 12/2018) (K)	$9,660	$9,660	$9,672
		Preferred Stock (3,381 shares) (C)(F)(L)		3,381	3,468

				13,041	13,140

SOG Specialty K&T, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Term Debt (13.3%, Due 8/2016)(L)	6,200	6,200	6,200
		Senior Term Debt (14.8%, Due 8/2016)(L)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	8,240

				28,148	26,639

Tread Corp.	Oil and Gas	Line of Credit, $779 available (12.5%, Due 6/2014)(G)(I)(L)	2,471	2,471	—

		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)(L)	5,000	5,000	—

		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)(L)	2,750	2,750	—

		Senior Subordinated Term Debt (12.5%, Due 2/2015)(G)(I)(L)	1,000	1,000	—

		Senior Subordinated Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	—

		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—

		Common Stock (7,716,320 shares)(C)(F)(L)		501	—

		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				15,568	—

Total Affiliate Investments (represents 27.9% of total investments at fair value)				$120,010	$87,849

CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Term Debt (13.5%, Due 8/2017)(L)	$15,520	$15,520	$15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	2,992
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				27,032	18,512
NDLI Acquisition Inc.	Cargo Transport	Preferred Stock (2,600 shares)(C)(F)(L)		2,600	2,592
		Common Stock (545 shares)(C)(F)(L)		—	—

				2,600	2,592

Total Control Investments (represents 6.7% of total investments at fair value)				$29,632	$21,104

TOTAL INVESTMENTS(Q)				$383,537	$314,393

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $388.6 million at fair value, are pledged as collateral to our Credit Facility as described further in Note 5—Borrowings. Additionally, all of our investments are considered non-qualifying assets under Section 55 of the 1940 Act as of March 31, 2014.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2014, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR. If applicable, PIK interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of senior debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.0 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for GAAP purposes as of March 31, 2014.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2014 best represents fair value as of March 31, 2014.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”)
(L)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation (“Gladstone Capital”), co-invested with us in this portfolio company pursuant to an exemptive order granted by the Securities and Exchange Commission (“SEC”).
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Cumulative gross unrealized depreciation for federal income tax purposes is $83,197; cumulative gross unrealized appreciation for federal income tax purposes is $13,913. Cumulative net unrealized depreciation is $69,284, based on a tax cost of $383,677.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are: (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that we anticipate will grow over time, and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio allocation of approximately 80.0% debt investments and 20.0% equity investments, at cost.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our revolving line of credit. The financial statements of Business Investment are consolidated with ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 12—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and a SEC registered investment adviser, pursuant to an investment advisory agreement and management agreement (the “Advisory Agreement”). Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement (the “Administration Agreement”).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any portfolio company investments, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2014, are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on May 13, 2014.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Revisions

Certain amounts in the prior year’s consolidated financial statements have been revised to correct the presentation for the three and nine months ended December 31, 2013 with no effect on our financial condition or results of operations. Certain amounts that were revised relate to our change in the classification of certain of our investments among control, affiliate and non-control/non-affiliate investments. The general change in the definitions from prior reported periods to the three and nine months ended December 31, 2013, relate to the use of voting equity securities as the primary determinate of classification compared to the use of both voting and non-voting equity securities in prior periods.

Other revisions relate to the net presentation of certain fees in our results of operations. The Adviser services, administers and collects on the loans held by Business Investment, in return for which the Adviser receives a 2.0% annual fee from Business Investment. All loan servicing fees are voluntarily and irrevocably credited back to us by the Adviser. Previously, we incorrectly presented the loan servicing fee on a net basis, which is zero because it is 100.0% credited back to us. We have revised our fee presentation related to these loan servicing fees to reflect the gross fee and related gross unconditional, non-contractual and irrevocable credit amounts. Management evaluated these errors in presentation and concluded they were not material to the previously issued financial statements for the three and nine months ended December 31, 2013. The impact of the revisions are shown in the table below:

	Three Months Ended December 31, 2013		Nine Months Ended December 31, 2013
	As Previously Reported	As Revised	As Previously Reported	As Revised
Interest income
Non-Control/Non-Affiliate investments	$1,625	$5,826	$2,978	$15,719
Affiliate investments	708	160	2,923	1,091
Control investments	5,259	1,606	16,578	5,669
Cash and cash equivalents	1	1	2	2

Total interest income	7,593	7,593	22,481	22,481

Other income
Non-Control/Non-Affiliate investments	5	304	5	878
Affiliate investments	1,000	799	1,333	799
Control investments	98	—	3,634	3,295

Total other income	1,103	1,103	4,972	4,972

Expenses
Aggregate expenses	5,076	5,076	14,417	14,417
Loan servicing fee	—	1,089	—	3,230

Expenses, before credits from Adviser	5,076	6,165	14,417	17,647
Credit to base management fee - loan servicing fee	—	(1,089)	—	(3,230)
Credit to fees from Adviser - other	(782)	(782)	(1,627)	(1,627)

Total expenses, net of credits to fees	4,294	4,294	12,790	12,790

Net realized (loss) gain
Non-Control/Non-Affiliate investments	—	(11,361)	—	(11,361)
Affiliate investments	(1,754)	(1,754)	(1,754)	(1,754)
Control investments	(11,361)	—	13,443	24,804
Other	(29)	(29)	(29)	(29)

Total net unrealized (loss) gain	(13,144)	(13,144)	11,660	11,660

Net unrealized (depreciation) appreciation
Non-Control/Non-Affiliate investments	(3,694)	(2,548)	(6,810)	(10,926)
Affiliate investments	983	4,651	3,432	1,629
Control investments	401	(4,413)	(26,022)	(20,103)
Other	366	366	811	811

Total net unrealized depreciation	$(1,944)	$(1,944)	$(28,589)	$(28,589)

Investment Valuation Policy

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized depreciation or appreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized depreciation or appreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized depreciation or appreciation when gains or losses are realized.

Board Responsibility

In accordance with the 1940 Act, our board of directors (our “Board of Directors”) has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our established investment valuation policy (the “Policy”). Our

Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the valuation officer (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the valuation officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of the fair value of certain of our investments. Currently, the sole third-party service provider Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on the majority of our debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimates of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the most recently completed quarter are generally valued at original cost basis. Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2014, our loans to Tread Corp. (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $10.7 million, or 3.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2014, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of December 31, 2014, we did not have any loans with a PIK interest component and as of March 31, 2014, we had one loan with a PIK interest component. During the three and nine months ended December 31, 2014, we recorded PIK income of $20 and $78, respectively. During the three and nine months ended December 31, 2013, we recorded PIK income of $29 and $68, respectively. We collected $0.2 million PIK interest in cash during the three and nine months ended December 31, 2014 and $0 PIK interest in cash during the three and nine months ended December 31, 2013.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We received an aggregate of $0.5 million and $1.0 million of success fees for the three and nine months ended December 31, 2014, respectively, which resulted from prepaid success fees of $0.5 million from SOG Specialty K&T, LLC (“SOG”) in December 2014, $0.2 million from Auto Safety House, LLC in September 2014, $0.2 million from Frontier Packaging, Inc. in September 2014, and $0.1 million from Mathey Investments, Inc. (“Mathey”) in September 2014. We received an aggregate of $1.1 million and $3.4 million of success fees during the three and nine months ended December 31, 2013, respectively, which resulted from $0.8 million related to the Channel Technologies Group, LLC debt repayment in October 2013 and $0.2 million related to the Cavert II Holding Corp. debt repayment in December 2013.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three and nine months ended December 31, 2014, we recorded $1.4 million and $2.7 million of dividend income from Mathey, respectively. During the three and nine months ended December 31, 2013, we recorded $1.4 million in dividend income related to the exit of Venyu Solutions, Inc. (“Venyu”).

Both dividend and success fee income are recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so there was no impact from adopting this standard on our financial position or results of operations. We adopted ASU 2013-08 beginning with our quarter ended June 30, 2014, and have increased our disclosure requirements as necessary.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15), “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted.

NOTE 3. INVESTMENTS

Fair Value

In accordance with ASC 820, our investments’ fair value is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of December 31 and March 31, 2014, all of our investments were valued using Level 3 inputs and during the three and nine months ended December 31, 2014 and 2013, there were no investments transferred in to or out of Level 1, 2 or 3.

The following table presents our portfolio investments carried at fair value as of December 31 and March 31, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type and all valued at Level 3 on the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	December 31, 2014	March 31, 2014
Non-Control/Non-Affiliate Investments
Senior debt	$79,814	$109,479
Senior subordinated debt	38,848	52,907
Preferred equity	29,424	32,259
Common equity/equivalents	17,432	10,795

Total Non-Control/Non-Affiliate Investments	165,518	205,440
Affiliate Investments
Senior debt	141,926	60,391
Senior subordinated debt	16,897	2,400
Preferred equity	50,484	25,058

Total Affiliate Investments	209,307	87,849
Control Investments
Senior debt	3,700	—
Senior subordinated debt	15,520	15,520
Preferred equity	—	5,584
Common equity/equivalents	100	—

Total Control Investments	19,320	21,104

Total Investments at fair value using Level 3 inputs	$394,145	$314,393

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31 and March 31, 2014. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2014	Fair Value as of March 31, 2014	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of December 31, 2014	Range / Weighted Average as of March 31, 2014
Senior debt	$176,581	$115,081	TEV	EBITDA multiples	3.6x – 7.3x / 5.4x	4.6x – 7.3x / 5.6x
				EBITDA	$327 – $5,911 / $3,270	$1,558 – $6,230 / $3,609
	48,859	54,789	Yield Analysis	Discount Rate	7.9% – 22.2% / 15.5%	7.6% – 30.0% / 19.2%
Senior subordinated debt	47,320	49,470	TEV	EBITDA multiples	4.2x – 7.1x / 5.8x	4.1x – 7.3x / 5.0x
				EBITDA	$1,280 – $5,424 / $3,221	$36 – $6,156 / $4,159
	23,945	21,357	Yield Analysis	Discount Rate	9.3% – 27.2% / 19.7%	12.8% – 12.8% / 12.8%
Preferred equity	79,908	62,901	TEV	EBITDA multiples	3.6x – 8.8x / 5.9x	3.5x – 8.5x / 5.1x
				EBITDA	$327 – $19,240 / $3,641	$36 – $10,621 / $4,266
Common equity/equivalents	17,532	10,795	TEV	EBITDA multiples	3.6x – 18.0x / 11.5x	3.4x – 16.0x / 10.5x
				EBITDA	$327 – $9,291 / $6,040	$36 – $10,621 / $6,008

Total	$394,145	$314,393

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

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended December 31, 2014 and 2013 for all of our investments.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
FISCAL YEAR TO DATE 2015:
Three months ended December 31, 2014:
Fair value as of September 30, 2014	$192,698	$71,474	$63,199	$19,530	$346,901
Total (losses) gains:
Net realized loss(A)(D)	—	—	(208)	(1)	(209)
Net unrealized (depreciation) appreciation(B)	(1,002)	(773)	4,082	(348)	1,959
New investments, repayments and settlements(C):
Issuances / Originations	36,541	2,894	10,627	—	50,062
Settlements / Repayments	(2,447)	(2,330)	—	—	(4,777)
Sales(D)	—	—	208	1	209
Transfers(E)	(350)	—	2,000	(1,650)	—

Fair value as of December 31, 2014	$225,440	$71,265	$79,908	$17,532	$394,145

Nine months ended December 31, 2014:
Fair value as of March 31, 2014	$169,870	$70,827	$62,901	$10,795	$314,393
Total (losses) gains:
Net realized loss(A)(D)	—	—	(220)	(1)	(221)
Net unrealized appreciation (depreciation)(B)	3,939	(2,219)	(2,281)	6,485	5,924
New investments, repayments and settlements(C):
Issuances / Originations	54,428	5,728	17,349	1,902	79,407
Settlements / Repayments	(2,447)	(3,071)	(61)	—	(5,579)
Sales(D)	—	—	220	1	221
Transfers(E)	(350)	—	2,000	(1,650)	—

Fair value as of December 31, 2014	$225,440	$71,265	$79,908	$17,532	$394,145

FISCAL YEAR TO DATE 2014:	Senior Debt	Senior Subordinated Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2013:
Fair value as of September 30, 2013	$134,868	$74,740	$62,509	$15,095	$287,212
Total (losses) gains:
Net realized (loss) gain(A)(D)	(2,856)	(6,050)	(4,233)	24	(13,115)
Net unrealized appreciation (depreciation)(B)	973	122	(10,060)	(6,495)	(15,460)
Reversal of previously-recorded depreciation upon realization(B)	2,272	5,875	4,979	24	13,150
New investments, repayments and settlements(C):
Issuances / Originations	32,131	309	11,689	44	44,173
Settlements / Repayments	(17,893)	(6,541)	—	—	(24,434)
Sales(D)	—	—	(747)	(52)	(799)
Transfers(F)	—	—	(2,950)	2,950	—

Fair value as of December 31, 2013	$149,495	$68,455	$61,187	$11,590	$290,727

Nine months ended December 31, 2013:
Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482
Total (losses) gains:
Net realized (loss) gain(A)(D)	(2,856)	(6,050)	20,571	24	11,689
Net unrealized depreciation(B)	(2,433)	(979)	(16,640)	(5,126)	(25,178)
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	2,274	5,875	(12,395)	24	(4,222)
New investments, repayments and settlements(C):
Issuances / Originations	68,821	9,239	21,994	138	100,192
Settlements / Repayments	(20,193)	(26,441)	—	—	(46,634)
Sales(D)	—	—	(31,550)	(52)	(31,602)
Transfers(F)	—	—	(2,950)	2,950	—

Fair value as of December 31, 2013	$149,495	$68,455	$61,187	$11,590	$290,727

(A)	Included in net realized gain (loss) on investments on our accompanying Condensed Consolidated Statements of Operations for the respective periods ended December 31, 2014 and 2013.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Condensed Consolidated Statements of Operations for the periods ended December 31, 2014 and 2013.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	Included in Net realized gains (losses) and Sales are post-closing adjustments recorded in the current period related to exits from prior periods.
(E)	Transfers represent $2.0 million of senior term debt of B-Dry, LLC (“B-Dry”) and $1.7 million of common equity of Roanoke Industries Corp. (“Roanoke”), at cost, as of December 31, 2014, which was converted into preferred equity and senior term debt during the quarter ended December 31, 2014, respectively.
(F)	Transfers represent $3.0 million of preferred equity of Quench Holding Corp. (“Quench”), at cost, as of December 31, 2013, which was converted into common equity during the quarter ended December 31, 2013.

Investment Activity

During the nine months ended December 31, 2014, the following significant transactions occurred:

•	In May 2014, NDLI Acquisition Inc. completed the purchase of certain of Noble Logistics, Inc. assets out of bankruptcy. The resulting entity was listed as a portfolio company, NDLI Inc., on our accompanying Condensed Consolidated Schedules of Investments beginning in the period ended June 30, 2014.

•	In August 2014, we made a $1.8 million equity investment in Roanoke, formerly known as Tread Real Estate Corp., which purchased the building owned by another one of our portfolio companies, Tread. This building has subsequently been leased back to Tread.

•	In September 2014, we invested $20.2 million in Cambridge Sound Management, LLC. (“Cambridge”) through a combination of debt and equity. Cambridge, based in Waltham, Massachusetts, is the developer of sound systems and solutions.

•	In October 2014, we invested $24.4 million in Old World Christmas, Inc. (“Old World”) through a combination of debt and equity. Old World, headquartered in Spokane, Washington, is a designer and distributor of an extensive collection of blown glass Christmas ornaments, table top figurines, vintage-style light covers and nostalgic greeting cards into the independent gift channel.

•	In December 2014, we invested $19.6 million in B+T Group Acquisition Inc. (“B+T”) through a combination of debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. Gladstone Capital Corporation (“Gladstone Capital”), an affiliated fund, also participated as a co-investor by providing $8.4 million of debt and equity financing at the same price and terms as our investment.

•	In December 2014, B-Dry, LLC was restructured, resulting in its $2.0 million of senior term debt being converted into preferred equity.

Investment Concentrations

As of December 31, 2014, our investment portfolio consisted of investments in 32 portfolio companies located in 14 states across 16 different industries with an aggregate fair value of $394.1 million, of which our investments in SOG, Old World, and Acme Cryogenics, Inc., our three largest portfolio investments at fair value, collectively comprised $72.3 million, or 18.3%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of December 31 and March 31, 2014:

	December 31, 2014				March 31, 2014
	Cost		Fair Value		Cost		Fair Value
Senior debt	$247,924	54.2%	$225,440	57.2%	$196,293	51.2%	$169,870	54.0%
Senior subordinated debt	85,004	18.6	71,265	18.1	82,348	21.5	70,827	22.5

Total debt	332,928	72.8	296,705	75.3	278,641	72.7	240,697	76.5

Preferred equity	117,387	25.7	79,908	20.3	98,099	25.6	62,901	20.0
Common equity/equivalents	7,050	1.5	17,532	4.4	6,797	1.7	10,795	3.5

Total equity/equivalents	124,437	27.2	97,440	24.7	104,896	27.3	73,696	23.5

Total Investments	$457,365	100.0%	$394,145	100.0%	$383,537	100.0%	$314,393	100.0%

Investments at fair value consisted of the following industry classifications as of December 31 and March 31, 2014:

	December 31, 2014		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$68,098	17.3%	$21,188	6.7%
Diversified/Conglomerate Manufacturing	53,153	13.5	54,845	17.4
Chemicals, Plastics, and Rubber	49,147	12.5	52,753	16.8
Leisure, Amusement, Motion Pictures, Entertainment	38,021	9.6	39,867	12.7
Machinery (Non-agriculture, Non-construction, Non-electronic)	30,560	7.8	25,917	8.2
Farming and Agriculture	26,367	6.7	20,557	6.5
Automobile	23,550	6.0	25,735	8.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	19,011	4.8	10,005	3.2
Telecommunications	18,897	4.8	—	—
Containers, Packaging, and Glass	18,165	4.6	17,889	5.7
Aerospace and Defense	17,570	4.5	18,512	5.9
Cargo Transport	12,380	3.1	6,500	2.1
Beverage Food and Tobacco	11,930	3.0	13,050	4.2
Personal, Food and Miscellaneous Services	5,546	1.4	7,575	2.4
Buildings and Real Estate	1,750	0.4	—	—
Oil and Gas	—	—	—	—

Total Investments	$394,145	100.0%	$314,393	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of December 31 and March 31, 2014:

	December 31, 2014		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$150,165	38.1%	$117,781	37.5%
South	120,281	30.5	89,915	28.6
Northeast	85,846	21.8	67,862	21.6
Midwest	37,853	9.6	38,835	12.3

Total Investments	$394,145	100.0%	$314,393	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2014:

		Amount
For the remaining three months ending March 31:	2015	$25,224
For the fiscal year ending March 31:	2016	48,529
	2017	24,915
	2018	89,159
	2019	84,181
	Thereafter	60,920

	Total contractual repayments	$332,928
	Investments in equity securities	124,437

	Total cost basis of investments held at December 31, 2014:	$457,365

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations. As of December 31 and March 31, 2014, we had gross receivables from portfolio companies of $0.7 million and $0.9 million, respectively. The allowance for uncollectible receivables was $0.2 million as of December 31 and March 31, 2014, which is reflected in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee, loan servicing fee and an incentive fee. The Adviser is controlled by our chairman and chief executive officer. On July 15, 2014, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2015.

The following table summarizes the base management fees, loan servicing fees, incentive fees and associated unconditional, non-contractual and irrevocable voluntary fee credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Average total assets subject to base management fee(A)	$385,400	$303,000	$355,800	$308,333
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	1,927	1,515	5,337	4,625
Other credits to Adviser fees(B)	(867)	(782)	(1,855)	(1,627)

Net base management fee	$1,060	$733	$3,482	$2,998

Loan servicing fee(B)	1,295	1,089	3,588	3,230
Credit of loan servicing fee(B)	(1,295)	(1,089)	(3,588)	(3,230)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee(B)	$1,460	$1,100	$3,726	$2,822

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statement of Operations.

Base Management Fee

The base management fee is computed and payable quarterly and is assessed at an annual rate of 2.0%. It is computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters, which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. As a BDC, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. 50.0% of certain of these fees and 100.0% of others historically have been voluntarily credited against the base management fee that we would otherwise be required to pay to the Adviser. Effective October 1, 2013, 100.0% of all these fees are voluntarily and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.

Loan Servicing Fee

In addition, the Adviser services, administers and collects on the loans held by Business Investment, in return for which our

Adviser receives a 2.0% annual loan servicing fee payable monthly by Business Investment based on the monthly aggregate balance of loans held by Business Investment in accordance with our revolving line of credit. All loan servicing fees are voluntarily and irrevocably credited back to us by the Adviser. Overall, the base management fee due to the Adviser (including any loan servicing fees) cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). We will pay the Adviser an income-based incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we will calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate net unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since our inception. Aggregate net unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate net unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded since our inception through December 31, 2014, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded since our inception through December 31, 2014.

Administration Agreement

The Administration Agreement provides for payments equal to our portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including, but not limited to, the chief financial officer and treasurer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president). Prior to July 1, 2014, our portion of the expenses were generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator under contractual agreements. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31
	2014	2014
Net base management fee due to Adviser	$102	$63
Net incentive fee due to Adviser	1,460	1,161
Other due to Adviser	26	1

Total fees due to Adviser, net of credits	$1,588	$1,225
Fee due to Administrator	$226	$224

Total related party fees due	$1,814	$1,449

In addition, other net co-investment expenses payable to Gladstone Capital (for reimbursement purposes) totaled $0 and $41 as of December 31 and March 31, 2014, respectively. These expenses were paid in full in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of December 31 and March 31, 2014, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with Key Equipment Finance, a division of KeyBank National Association (“Key Equipment”), as administrative agent, lead arranger and a lender, Branch Banking and Trust Company (“BB&T”) as a lender and managing agent, and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit (our “Credit Facility”). The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250.0 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and our Credit Facility includes a fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

On September 19, 2014, we further increased our borrowing capacity under our Credit Facility from $105.0 million to $185.0 million by entering into Joinder Agreements pursuant to our Credit Facility, by and among Business Investment, Key Equipment, the Adviser and each of East West Bank, Manufacturers and Traders Trust, Customers Bank and Talmer Bank and Trust. We incurred fees of $1.3 million in connection with this expansion, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

The following tables summarize noteworthy information related to our Credit Facility:

	As of December 31,	As of March 31,
	2014	2014
Commitment amount	$185,000	$105,000
Borrowings outstanding at cost	95,800	61,250
Availability	32,926	39,545

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Weighted average borrowings outstanding	$97,614	$19,460	$74,374	$31,174
Effective interest rate(A)	3.9%	6.3%	4.0%	5.1%
Commitment (unused) fees incurred	$113	$109	$234	$243

(A)	Excludes the impact of deferred financing fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment and with The Bank of New York Mellon Trust Company, N.A as custodian. Key Equipment is also the trustee of the account and generally remits the collected funds to us once a month.

Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility generally also limits payments on distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward available credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50.0% of all equity and subordinated debt raised after April 30, 2013, which equates to $170 million as of December 31, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2014, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $307.7 million, an asset coverage of 220.7% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of December 31, 2014, Business Investment had 26 obligors. As of December 31, 2014, we were in compliance with all covenants.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement with KeyBank National Association that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The agreement, which expires April 2016, provides that the interest rate on $45.0 million of our borrowings is capped at 6.0%, plus 3.25% per annum, when 30-day LIBOR is in excess of 6.0%. We incurred a premium fee of $75 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31 and March 31, 2014, the fair value of our interest rate cap agreement was $0.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”) requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assets and Liabilities reflects the entire senior subordinated term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated interest rate of 7.0% and a maturity date of January 3, 2018.

Fair Value

We elected to apply ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with the application of ASC 820 to our investments. Generally, the Valuation Team estimates the fair value of our Credit Facility using a yield analysis, which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31 and March 31, 2014, the discount rate used to determine the fair value of our Credit Facility was 3.9% and 4.2%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation, may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of December 31 and March 31, 2014, all of our borrowings were valued using Level 3 inputs and any changes in their fair values are recorded in net unrealized appreciation (depreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present the short-term loan, where applicable, and our Credit Facility carried at fair value as of December 31 and March 31, 2014, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value during the three and nine months ended December 31, 2014 and 2013:

	Level 3 – Borrowings
	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	December 31, 2014	March 31, 2014
Credit Facility	$95,800	$61,701

Fair Value Measurements of Borrowings Using Significant

Unobservable Inputs (Level 3)

Credit Facility
Three months ended December 31, 2014:
Fair value at September 30, 2014	$87,750
Borrowings	53,750
Repayments	(45,700)
Net unrealized appreciation(A)	—

Fair value at December 31, 2014	$95,800

Nine months ended December 31, 2014:
Fair value at March 31, 2014	$61,701
Borrowings	90,550
Repayments	(56,000)
Net unrealized depreciation(A)	(451)

Fair value at December 31, 2014	$95,800

Fair Value Measurements of Borrowings Using Significant

Unobservable Inputs (Level 3)

	Short-Term Loan	Credit Facility	Total
Three months ended December 31, 2013:
Fair value at September 30, 2013	$22,005	$34,341	$56,346
Borrowings	8,501	37,000	45,501
Repayments	(22,005)	(34,800)	(56,805)
Net unrealized depreciation(A)	—	(341)	(341)

Fair value at December 31, 2013	$8,501	$36,200	$44,701

Nine months ended December 31, 2013:
Fair value at March 31, 2013	$58,016	$31,854	$89,870
Borrowings	56,515	108,500	165,015
Repayments	(106,030)	(103,300)	(209,330)
Net unrealized depreciation(A)	—	(854)	(854)

Fair value at December 31, 2013	$8,501	$36,200	$44,701

(A)	Included in net unrealized (depreciation) appreciation of other on our accompanying Condensed Consolidated Statement of Operations for the periods ended December 31, 2014 and 2013.

The fair value of the collateral under our Credit Facility was $371.0 million and $288.6 million as of December 31 and March 31, 2014, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In November 2014, we completed a public offering of 1,656,000 shares of 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $39.7 million. We incurred $1.7 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the period ending December 31, 2021, the mandatory redemption date.

The shares of Series B Term Preferred Stock are traded under the ticker symbol GAINO on the NASDAQ Global Select Market (“NASDAQ”). Our Series B Term Preferred Stock is not convertible into our common stock or any other security. Our Series B Term Preferred Stock provides for a fixed dividend equal to 6.75% per year, payable monthly. We are required to redeem all shares of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series B Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series B Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series B Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after December 31, 2017.

In March 2012, we completed a public offering of 1,600,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock”) at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $38.0 million. We incurred $2.0 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the period ending February 28, 2017, the mandatory redemption period.

The shares of Series A Term Preferred Stock are traded under the ticker symbol GAINP on the NASDAQ. Our Series A Term Preferred Stock is not convertible into our common stock or any other security. Our Series A Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly. We are required to redeem all of our outstanding Series A Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, three other potential redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series A Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200.0%, we are required to redeem a portion of our outstanding Series A Term Preferred Stock or otherwise cure the ratio redemption trigger and (3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of our Series A Term Preferred Stock.

For the nine months ended December 31, 2014 and 2013, our Board of Directors declared and we paid a monthly distribution of $0.1484375 per share, or $0.8906250 per share in aggregate, to holders of our Series A Term Preferred Stock. For the nine months ended December 31, 2014, our Board of Directors declared and we paid distributions for the pro-rated month of November 2014 (based on the number of days between the issuance date and November 30, 2014) and the full month of December 2014, that totaled $0.2250 per share to holders of our Series B Term Preferred Stock. The tax character of distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and, therefore, the related dividend payments are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date. The fair value of our Series A Term Preferred Stock, which we consider to be a Level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of December 31 and March 31, 2014, was $41.8 million and $42.4 million, respectively. The fair value of our Series B Term Preferred Stock, which we consider to be a Level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of December 31, 2014, was $42.0 million.

NOTE 7. REGISTRATION STATEMENT

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement, and subsequently filed a Post-Effective Amendment No. 4 to the registration statement on September 2, 2014, which the SEC declared effective on September 4, 2014. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through a combined offering of two or more of such securities. We currently have the ability to issue up to $225.6 million in securities under the registration statement. We issued approximately $33.0 million of common stock under the registration statement in October and November 2012 and approximately $41.4 million of our Series B Term Preferred Stock under the registration statement in November 2014. No other securities have been issued to date under the registration statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$7,589	$(10,686)	$21,056	$(2,266)
Denominator for basic and diluted weighted average common shares	26,475,958	26,475,958	26,475,958	26,475,958

Basic and diluted net increase (decrease) in net assets resulting from operations per average common share	$0.29	$(0.40)	$0.80	$(0.09)

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subchapter M of the Code, we are required to distribute to our stockholders 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. The amount to be paid out as a distribution is determined by our Board of Directors each quarter and is based on management’s estimate of our estimated taxable income. Based on that estimate, our Board of Directors declares three monthly distributions each quarter.

We paid the following monthly distributions to common stockholders for the nine months ended December 31, 2014 and 2013:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	April 8, 2014	April 21, 2014	April 30, 2014	$0.06
	April 8, 2014	May 20, 2014	May 30, 2014	0.06
	April 8, 2014	June 19, 2014	June 30, 2014	0.06
	July 15, 2014	July 25, 2014	August 5, 2014	0.06
	July 15, 2014	August 20, 2014	August 29, 2014	0.06
	July 15, 2014	September 19, 2014	September 30, 2014	0.06
	October 7, 2014	October 22, 2014	October 31, 2014	0.06
	October 7, 2014	November 17, 2014	November 26, 2014	0.06
	October 7, 2014	December 19, 2014	December 31, 2014	0.06
	October 7, 2014	December 19, 2014	December 31, 2014	0.05	(A)

Nine months ended December 31, 2014:				$0.59

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	April 9, 2013	April 22, 2013	April 30, 2013	$0.05
	April 9, 2013	May 14, 2013	May 31, 2013	0.05
	April 9, 2013	June 19, 2013	June 28, 2013	0.05
	July 9, 2013	July 17, 2013	July 31, 2013	0.05
	July 9, 2013	August 19, 2013	August 30, 2013	0.05
	July 9, 2013	September 16, 2013	September 30, 2013	0.05
	October 8, 2013	October 22, 2013	October 31, 2013	0.06
	October 8, 2013	November 14, 2013	November 29, 2013	0.06
	November 6, 2013	November 18, 2013	November 29, 2013	0.05	(A)
	October 8, 2013	December 16, 2013	December 31, 2013	0.06

Nine months ended December 31, 2013:				$0.53

(A)	A bonus dividend on our common stock of $0.05 per share was declared by our Board of Directors.

The federal income tax characterization of all distributions is reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For the twelve months ended December 31, 2014 and 2013, 100% of our common distributions were deemed to be paid from ordinary income for Form 1099 purposes.

For our federal income tax reporting purposes, we determine the tax characterization of our common distributions as of the end of our fiscal year based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full fiscal year. If we determined the tax attributes of our distributions as of December 31, 2014, 100.0% would be from ordinary income. For the nine months ended December 31, 2014, we recorded a $0.3 million adjustment for estimated book-tax differences which decreased capital in excess of par value and increased net investment income in excess of distributions. For the fiscal year ended March 31, 2014, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.9 million of the first common distributions paid in fiscal year 2015, as having been paid in the prior fiscal year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on current knowledge, we do not believe such loss contingencies are probable and estimable and therefore, as of December 31, 2014, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

As of December 31, 2014, we have lines of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements.

In addition to the lines of credit to certain portfolio companies, we have also extended certain guarantees on behalf of some of our portfolio companies. For the nine months ended December 31, 2014, we have not been required to make any payments on the guarantees discussed below, and we consider the credit risk to be remote and the fair values of the guarantees to be minimal.

•	In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2011, 2012, 2013 and 2014 and expires in February 2015, unless it is renewed again by us, CCE and Agricredit. In connection with this guarantee and its subsequent renewals, we recorded aggregate premiums of $0.4 million from inception to date.

•	In April 2010, we executed a guarantee of vendor recourse for up to $2.0 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2014 to October 2016. In connection with this guarantee, we received aggregate premiums of $0.1 million from CCE from inception to date.

The following table summarizes the dollar balance of unused line of credit commitments and guarantees as of December 31 and March 31, 2014, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	December 31, 2014	March 31, 2014
Unused line of credit commitments	$6,906	$6,684
Guarantees	2,670	3,628

Total	$9,576	$10,312

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Condensed Consolidated Statements of Assets and Liabilities. In August 2013, the sale of Venyu resulted in $4.9 million in escrow amounts, which were recorded in other liabilities on our accompanying Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2014. In September 2014, $1.9 million of the escrow funds were released. As of December 31, 2014, the remaining escrow amounts related to Venyu totaled $3.0 million, of which $0.5 million was held on behalf of the sellers. We establish a contingent liability against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the Venyu escrow amounts were $0.5 million and $0.7 million as of December 31 and March 31, 2014, respectively.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Per Common Share Data
Net asset value at beginning of period(A)	$8.49	$9.12	$8.34	$9.10
Net investment income(B)	0.22	0.17	0.56	0.55
Realized (loss) gain on sale of investments and other(B)	(0.01)	(0.50)	(0.01)	0.44
Net unrealized appreciation (depreciation) of investments and other(B)	0.08	(0.07)	0.25	(1.07)

Total from investment operations(B)	0.29	(0.40)	0.80	(0.08)
Distributions to common stockholders from net investment income(B)(C)	(0.23)	(0.23)	(0.59)	(0.53)

Net asset value at end of period(A)	$8.55	$8.49	$8.55	$8.49

Market value at beginning of period	$7.11	$7.05	$8.27	$7.31
Market value at end of period	7.00	8.06	7.00	8.06
Total return(D)	1.64%	17.84%	(8.34)%	18.48%
Common stock outstanding at end of period	26,475,958	26,475,958	26,475,958	26,475,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$226,272	$224,665	$226,272	$224,665
Average net assets(E)	226,578	227,838	225,534	234,285

Senior Securities Data:
Total borrowings, at cost	$100,896	$49,701	$100,896	$49,701
Mandatorily redeemable preferred stock	81,400	40,000	81,400	40,000
Asset coverage ratio(F)	220.7%	336.0%	220.7%	336.0%
Average coverage per unit(G)	$2,207	$3,360	$2,207	$3,360

Ratios/Supplemental Data:
Ratio of expenses to average net assets(H)(I)(K)	13.92%	10.82%	12.42%	10.04%
Ratio of net expenses to average net assets(H)(J)	10.10	7.54	9.20	7.28
Ratio of net investment income to average net assets(H)	10.31	7.73	8.81	8.34

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.
(E)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(F)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(G)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(H)	Amounts are annualized.
(I)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser.
(J)	Ratio of net expenses to average net assets is computed using total expenses net of credits received from the Adviser.
(K)	The ratio of expenses to average net assets for the three and nine months ended December 31, 2013 were revised from the previously reported ratios, which were 8.91% and 8.20%, respectively, to correct an error as discussed in Note 2—Summary of Significant Accounting Policies.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we have one unconsolidated subsidiary, Galaxy Tool Holdings, Inc., that met at least one of the significance conditions of the SEC’s Regulation S-X as of December 31, 2014 and 2013 and for the nine months ended December 31, 2014 and 2013. Additionally, we have one unconsolidated subsidiary, SOG, and one former unconsolidated subsidiary, Venyu, which met at least one of the significance conditions of the SEC’s Regulation S-X for the nine months ended December 31, 2013. Accordingly, summarized, comparative financial information, in aggregate, is presented below for our significant unconsolidated subsidiaries.

	For the Nine Months Ended December 31,
Income Statement	2014	2013(A)
Net sales	$50,608	$65,197
Gross profit	13,404	23,844
Net (loss) gain	(2,839)	1,206

(A)	Reflects only four months of summarized income statement information of Venyu in 2013, as it was exited in August 2013.

NOTE 13. SUBSEQUENT EVENTS

Distributions

Our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Declaration Date	Record Date	Payment Date	Distribution per Common Share	Distribution per Series A Term Preferred Share	Distribution per Series B Term Preferred Share
January 13, 2015	January 23, 2015	February 3, 2015	$0.06	$0.1484375	$0.140625
January 13, 2015	February 18, 2015	February 27, 2015	0.06	0.1484375	0.140625
January 13, 2015	March 20, 2015	March 31, 2015	0.06	0.1484375	0.140625

Total for the Quarter:			$0.18	$0.4453125	$0.421875

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) further adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David A.R. Dullum; (4) changes in our investment objectives and strategy; (5) availability, terms and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein and in Item 1A. “Risk Factors” herein and in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 13, 2014. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. We were established for the purpose of investing in debt and equity securities of established private businesses in the U.S. Debt investments primarily come in the form of three types of loans: senior term loans, senior subordinated loans and junior subordinated debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. To a much lesser extent, we also invest in senior and subordinated syndicated loans. Our investment objectives are (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that we anticipate will grow over time and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we hope will appreciate over time so that we can sell them for capital gains. We expect that our investment allocation over time will consist of approximately 80.0% in debt securities and 20.0% in equity securities. As of December 31, 2014, our investment allocation was 73.0% in debt securities and 27.0% in equity securities, at cost.

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

In July 2012, the SEC granted us an exemptive order that expanded our ability, under certain circumstances, to co-invest with Gladstone Capital Corporation (“Gladstone Capital”) and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by Gladstone Management Corporation, our external investment adviser (the “Adviser”) or any combination of the foregoing subject to the conditions in the SEC’s order. We believe this ability to co-invest has enhanced and will continue to enhance our ability to further our investment objectives and strategies. Pursuant to this exemptive order, we co-invested with Gladstone Capital in one new proprietary investment during the three months ended December 31, 2014, as discussed under “—Investment Highlights.”

We are externally managed by the Adviser, an SEC registered investment adviser, and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (our “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Our common stock, 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock”), and 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbols “GAIN”, “GAINP”, and “GAINO”, respectively.

Business Environment

The strength of the global economy and the U.S. economy in particular, continues to be uncertain, although economic conditions generally appear to be improving, albeit slowly. The impacts from the 2008 recession in general, and the resulting disruptions in the capital markets in particular, have had lingering effects on our liquidity options and have increased our cost of debt and equity capital. Many of our portfolio companies, as well as those small and medium-sized companies that we evaluate for prospective investment, may remain vulnerable to the impacts of the uncertain economy. Concerns linger over the ability of the U.S. Congress to pass additional debt ceiling legislation prior to March 2015, given the budget impasse that resulted in the partial shutdown of the U.S. government in October 2013. Uncertain political, regulatory and economic conditions, including the current volatility of oil and gas demand and prices, could disproportionately impact some of the industries in which we have invested, causing us to be more vulnerable to losses in our portfolio, resulting in an increase in the number of our non-performing assets and a decrease in the fair market value of our portfolio.

We do not know if general economic conditions will continue to improve or if adverse conditions will recur and we do not know the full extent to which the inability of the U.S. government to address its fiscal condition in the near and long term will affect us. If market instability persists or intensifies, we may experience difficulty in successfully raising and investing capital. In summary, we believe we are in a prolonged economic recovery; however, we do not know the full extent to which the impact of the current economic conditions will affect us or our portfolio companies.

Portfolio Activity

While conditions remain challenging, we are seeing many new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. During the three months ended December 31, 2014, we invested a total of $43.3 million in two new deals, resulting in a net expansion in our overall portfolio to 32 portfolio companies and an increase quarter over quarter of 13.6% in our portfolio at fair value. These new investments, along with our capital raising efforts discussed below, have allowed us to invest $375.3 million in 23 new debt and equity deals since October 2010.

During the three and nine months ended December 31, 2014, our new investments provided a weighted average current pay interest rate of 12.4% and 12.7%, a going in weighted average leverage of 5.0x and 4.7x, and a current weighted average life of 4.4 and 4.5 years, respectively, all based on the originating principal balances. For the three and nine months ended December 31, 2014, our new investments consisted of approximately 77.9% and 77.7% senior term loans and 22.1% and 22.3% equity investments, based on the originating principal balances, respectively.

These new investments, as well as the majority of our debt securities in our portfolio, have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of December 31, 2014, we had unrecognized success fees of $23.5 million, or $0.89 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized our success fee receivable on our balance sheet or our income statement.

The improved investing environment has presented us with an opportunity to realize gains and other income from four management-supported buyout liquidity events since June 2010, and in the aggregate, we have generated $54.5 million in realized gains and $13.1 million in other income, for a total increase to our net assets of $67.6 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. These successes, in part, enabled us to increase the monthly distribution 50.0% since March 2011, allowed us to declare and pay a $0.03 per common share one-time special distribution in fiscal year 2012, a $0.05 per common share one-time special distribution in November 2013, and a $0.05 per common share one-time special distribution in December 2014.

With the four liquidity events that resulted in realized gains since June 2010, we have nearly overcome our cumulative realized losses since inception that were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. We took the opportunity during the fiscal year ended March 31, 2014, to strategically sell our investments in two of our portfolio companies, ASH Holding Corp. (“ASH”) and Packerland Whey Products, Inc. (“Packerland”) to existing members of their management teams and other existing owners, respectively, which resulted in realized losses of $11.4 million and $1.8 million, respectively, as well as the write off our equity investments in Noble Logistics, Inc. (“Noble”), which resulted in a realized loss of $3.4 million. These sales and write off, while at a realized loss, were accretive to our net asset value in aggregate by $5.7 million, reduced our distribution requirements related to our realized gains and reduced the amount of our debt investments on non-accrual status.

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through extensions and increases to our revolving line of credit (our “Credit Facility”) and by accessing the capital markets in the form of public offerings of stock. We have successfully extended our Credit Facility’s revolving period multiple times, most recently to June 2017 and increased the commitment from $60.0 million to $185.0 million, and in November 2014, we issued approximately 1.7 million shares of our Series B Term Preferred Stock for gross proceeds of $41.4 million. Refer to “Liquidity and Capital Resources—Equity—Term Preferred Stock”) for further discussion of our term preferred stock and “Liquidity and Capital Resources—Revolving Credit Facility”) for further discussion of our Credit Facility.

Although we were able to access the capital markets during 2014, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On February 3, 2015, the closing market price of our common stock was $7.37, which represented a 13.8% discount to our December 31, 2014 net asset value (“NAV”) per share of $8.55. When our stock trades below NAV, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2014 Annual Meeting of Stockholders held on August 7, 2014, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. This August 2014 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2012, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources—Equity—Common Stock”) for further discussion of our common stock

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock, which we refer to collectively as “Senior Securities.” As of December 31, 2014, our asset coverage ratio was 220.7%. Our status as a RIC under Subchapter M of the Code, in addition to other requirements, also requires us, at the close of each quarter of the taxable year, to meet an asset diversification test, which requires that at least 50.0% of the value of our assets consists of cash, cash items, U.S. government securities or certain other qualified securities (the “50.0% threshold”). In the past, we have obtained this ratio by entering into a short-term loan at quarter end to purchase qualifying assets; however, a short term loan was not necessary in or for the nine months ended December 31, 2014. Until the composition of our assets is above the required 50.0% threshold on a consistent basis by a significant margin, we may have to continue to obtain short-term loans on a quarterly basis. When deployed, this strategy, while allowing us to satisfy the 50.0% threshold for our RIC status, limits our ability to use increased debt capital to make new investments, due to our asset coverage ratio limitations under the 1940 Act.

Investment Highlights

During the nine months ended December 31, 2014, we disbursed $67.2 million in new debt and equity investments and extended $12.1 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through December 31, 2014, we have made 228 investments in 111 companies for a total of approximately $1.0 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the nine months ended December 31, 2014, the following significant transactions occurred:

•	In May 2014, NDLI Acquisition Inc. completed the purchase of certain of Noble’s assets out of bankruptcy. The resulting entity was listed as a portfolio company under NDLI Inc. on our accompanying Condensed Consolidated Schedules of Investments beginning in the period ended June 30, 2014.

•	In August 2014, we made a $1.8 million equity investment in Roanoke Industries Corp. (“Roanoke”), formerly known as Tread Real Estate Corp., which purchased the building owned by another one of our portfolio companies, Tread Corp. (“Tread”). This building has subsequently been leased back to Tread. The resulting entity was listed as a portfolio company under Roanoke Industries Corp. on our accompanying Condensed Consolidated Schedules of Investments beginning in the period ended December 31, 2014.

•	In September 2014, we invested $20.2 million in Cambridge Sound Management, Inc. (“Cambridge”) through a combination of debt and equity. Cambridge, based in Waltham, Massachusetts, is the developer of sound systems and solutions.

•	In October 2014, we invested $24.4 million in Old World Christmas, Inc. (“Old World”) through a combination of debt and equity. Old World, headquartered in Spokane, Washington, is a designer and distributor of an extensive collection of blown glass Christmas ornaments, table top figurines, vintage-style light covers and nostalgic greeting cards into the independent gift channel.

•	In December 2014, we invested $19.6 million in B+T Group Acquisition Inc. (“B+T”) through a combination of debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. Gladstone Capital also participated as a co-investor by providing $8.4 million of debt and equity financing at the same price and terms as our investment.

•	In December 2014, B-Dry, LLC (“B-Dry”) was restructured, resulting in $2.0 million of senior term debt being converted into preferred equity.

Recent Developments

Executive Officers

On January 9, 2015, David Watson resigned as the Company’s chief financial officer and treasurer. On January, 13, 2015, our Board of Directors accepted Mr. Watson’s resignation and appointed Melissa Morrison, Gladstone Capital’s chief financial officer and treasurer, as the Company’s chief financial officer and treasurer.

Term Preferred Stock Offering

In November 2014, we completed a public offering of 1,656,000 shares of our Series B Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $39.7 million. We incurred $1.7 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and is being amortized over the period ending December 31, 2021, the mandatory redemption date. Refer to “Liquidity and Capital Resources—Equity—Term Preferred Stock” for further discussion of our term preferred stock.

Credit Facility Extension and Expansion

On June 26, 2014, we, through our wholly-owned subsidiary, Gladstone Business Investment (“Business Investment”), entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement (our “Credit Facility”) originally entered into on April 30, 2013, with Key Equipment Finance, a division of KeyBank National Association (“Key Equipment”) as administrative agent, lead arranger and a lender; Branch Banking and Trust Company (“BB&T”) as a lender and managing agent; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended 14 months to June 26, 2017. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

On September 19, 2014, we further increased our borrowing capacity under our Credit Facility from $105.0 million to $185.0 million (with a total commitment up to $250.0 million through additional commitments of existing or new committed lenders) by entering into Joinder Agreements pursuant to our Credit Facility, by and among Business Investment, Key Equipment, the Adviser and each of East West Bank, Manufacturers and Traders Trust, Customers Bank and Talmer Bank and Trust. We incurred fees of $1.3 million in connection with this expansion, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017. Refer to “Liquidity and Capital Resources—Revolving Credit Facility” for further discussion of our Credit Facility.

Registration Statement

On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement on Form N-2 (File No. 333-181879), and subsequently filed a Post-Effective Amendment No. 4 to the registration statement on September 2, 2014, which the SEC declared effective on September 4, 2014. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through a combined offering of two or more of such securities. We currently have the ability to issue up to $225.6 million in securities under the registration statement.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2014, to the Three Months Ended December 31, 2013

	For the Three Months Ended December 31,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$9,732	$7,593	$2,139	28.2%
Other income	1,830	1,103	727	65.9

Total investment income	11,562	8,696	2,866	33.0

EXPENSES
Base management fee	1,927	1,515	412	27.2
Incentive fee	1,460	1,100	360	32.7
Administration fee	226	239	(13)	(5.4)
Interest and dividend expense	2,127	1,108	1,019	92.0
Amortization of deferred financing costs	404	262	142	54.2
Other	446	852	(406)	(47.7)

Expenses before credits from Adviser	6,590	5,076	1,514	29.8
Credits to Adviser fees	(867)	(782)	85	10.9

Total expenses net of credits to fees	5,723	4,294	1,429	33.3

NET INVESTMENT INCOME	5,839	4,402	1,437	32.6

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(209)	(13,115)	12,906	98.4
Net realized loss on other	—	(29)	29	100.0
Net unrealized appreciation (depreciation) of investments	1,959	(2,310)	4,269	NM
Net unrealized depreciation of other	—	366	(366)	(100.0)

Net realized and unrealized gain (loss)	1,750	(15,088)	16,838	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,589	$(10,686)	$18,275	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.22	$0.17	$0.05	29.4%

Net increase (decrease) in net assets resulting from operations	$0.29	$(0.40)	$0.69	172.5%

NM = Not Meaningful

Investment Income

Total investment income increased by 33.0% for the three months ended December 31, 2014, as compared to the prior year period. This increase was due to an increase in both other income and also interest income, which resulted from an increase in the size of our portfolio during the three months ended December 31, 2014.

Interest income from our investments in debt securities increased 28.2% for the three months ended December 31, 2014, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2014, was approximately $307.7 million, compared to approximately $237.5 million for the prior year period. This increase was primarily due to approximately $95.9 million in new investments originated after December 31, 2013, including Head Country Inc. (“Head Country”), Edge Adhesives Holdings, Inc. (“Edge”), Roanoke, Cambridge, Old World, and B+T.

At December 31, 2014, loans of one portfolio company, Tread, were on non-accrual status, with an aggregate weighted average principal balance of $11.0 million during the three months ended December 31, 2014. Our loans to Tread on non-accrual status had an aggregate weighted average principal balance of $14.1 million during the three months ended December 31, 2013. The weighted average yield on our interest-bearing investments was 12.5% and 12.7% for the three months ended December 31, 2014 and 2013, excluding cash and cash equivalents and receipts recorded as other income, respectively. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of December 31, 2014		Three months ended December 31, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$24,940	6.4%	$1,170	10.1%
Old World Christmas, Inc. (A)	24,380	6.2	513	4.4
Acme Cryogenics, Inc.	22,942	5.8	426	3.7
Cambridge Sound Management, LLC (B)	22,556	5.7	511	4.5
Funko, LLC	19,011	4.8	249	2.2

Subtotal—five largest investments	113,829	28.9	2,869	24.9
Other portfolio companies	280,316	71.1	8,693	75.1

Total investment portfolio	$394,145	100.0%	$11,562	100.0%

	As of December 31, 2013		Three months ended December 31, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,719	9.5%	$426	4.9%
SOG Specialty Knives and Tools, LLC	27,271	9.4	670	7.7
Galaxy Tool Holding Corp.	19,743	6.8	535	6.2
Alloy Die Casting Corp. (A)	16,320	5.6	421	4.8
Schylling Investments, LLC	16,160	5.6	532	6.1

Subtotal—five largest investments	107,213	36.9	2,584	29.7
Other portfolio companies	183,514	63.1	6,112	70.3

Total investment portfolio	$290,727	100.0%	$8,696	100.0%

(A)	New investment during the applicable period.
(B)	Investment added in September 2014.

Other income increased 65.9% from the prior year period. During the three months ended December 31, 2014, other income primarily consisted of $1.3 million of dividends received from Mathey Investments, Inc. (“Mathey”) and $0.5 million resulting from prepayments of success fees received from SOG Specialty Knives and Tools, LLC (“SOG”), respectively. During the three months ended December 31, 2013, other income primarily consisted of $0.2 million and $0.8 million in success fee income resulting from debt investment repayments received from Cavert II Holding Corp. (“Cavert”) and Channel Technologies Group, LLC (“Channel”), respectively.

Expenses

Total expenses, excluding any voluntary, irrevocable and non-contractual credits from the Adviser to the base management and incentive fees, increased 29.8% for the three months ended December 31, 2014, as compared to the prior year period, primarily due to an increase in the base management fee, interest and dividend expense, and incentive fee as compared to the prior year period. This was partially offset by a decrease in other expenses for the three months ended December 31, 2014, as compared to the prior year period.

The base management fee increased for the three months ended December 31, 2014, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. An incentive fee of $1.5 million was earned by the Adviser during the three months ended December 31, 2014, compared to an incentive fee of $1.1 million for the prior year period. The base management fees, incentive fees, and their related unconditional and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2014	2013
Average gross assets subject to base management fee(A)	$385,400	$303,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	1,927	1,515
Other credits to Adviser fees(B)	(867)	(782)

Net base management fee	$1,060	$733

Incentive fee(B)	$1,460	$1,100

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 92.0% for the three months ended December 31, 2014, as compared to the prior year period, primarily due to increased average borrowings under our Credit Facility. The weighted average balance outstanding on our Credit Facility during the three months ended December 31, 2014, was $97.6 million, as compared to $19.5 million in the prior year period. The increase in average borrowings under our Credit Facility was partially offset by the decrease in interest rate due to an amendment of our Credit Facility that occurred in June 2014. The dividend expense also increased with the offering of our Series B Term Preferred Stock in November 2014. We paid distributions on the Series B Term Preferred Stock for the pro-rated month of November 2014 and the full month of December 2014, which distribution represented a $0.4 million increase from the prior year period, when the Series B Term Preferred Stock was not yet outstanding.

Other expenses decreased 47.7% for the three months ended December 31, 2014, as compared to the prior year period, primarily due to a decrease in the excise tax expense of $0.1 million and also a decrease in legal expenses, as compared to the prior year period.

Realized and Unrealized (Loss) Gain on Investments

Realized Loss

During the three months ended December 31, 2014, we recorded a realized loss on investments of $0.2 million relating to post-closing adjustments on previous investment exits. During the three months ended December 31, 2013, we recorded a net realized loss of $13.1 million related to the ASH and Packerland exits.

Unrealized Appreciation (Depreciation)

During the three months ended December 31, 2014, we recorded net unrealized appreciation of investments in the aggregate amount of $2.0 million.

The realized loss and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2014, were as follows:

	Three months ended December 31, 2014
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Net Gain (Loss)
Funko, LLC	$—	$3,648	$3,648
Cambridge Sound Management, LLC	—	3,056	3,056
Drew Foam Company, Inc.	—	1,475	1,475
Ginsey Home Solutions, Inc.	—	1,450	1,450
Tread Corp.	—	1,290	1,290
Head Country Inc.	—	1,123	1,123
Alloy Die Casting Corp.	—	973	973
SOG Specialty K&T, LLC	—	951	951
Mathey Investments, Inc.	—	440	440
Danco Acquisition Corp.	—	203	203
Frontier Packaging, Inc.	—	(231)	(231)
Edge Adhesives Holdings, Inc.	—	(451)	(451)
Jackrabbit, Inc.	—	(460)	(460)
Meridian Rack & Pinion, Inc.	—	(678)	(678)
NDLI Inc.	—	(709)	(709)
Country Club Enterprises, LLC	—	(784)	(784)
Channel Technologies Group, LLC	—	(831)	(831)
Mitchell Rubber Products, Inc.	—	(1,883)	(1,883)
B-Dry, LLC	—	(2,517)	(2,517)
Acme Cryogenics, Inc.	—	(4,197)	(4,197)
Other, net (<$250 Net)	(209)	91	(118)

Total	$(209)	$1,959	$1,750

The primary reason for the change in our net unrealized appreciation of $2.0 million for the three months ended December 31, 2014, was an increase in the equity valuation of two of our portfolio companies, Funko, LLC (“Funko”) and Cambridge, due to an increase in company performance and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments. This was partially offset by decreased performance in several of our portfolio companies.

During the three months ended December 31, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $2.3 million, which included the reversal of $13.2 million in aggregate unrealized depreciation, primarily related to the sales of ASH and Packerland. Excluding reversals, we had $15.5 million in net unrealized depreciation of investments for the three months ended December 31, 2013.

The realized losses and gains and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2013, were as follows:

	Three months ended December 31, 2013
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Auto Safety House, LLC(A)	$(11,402)	$4,938	$11,410	$4,946
SOG Specialty K&T, LLC	—	3,140	—	3,140
Quench Holdings Corp.	—	2,864	—	2,864
Mitchell Rubber Products, Inc.	—	951	—	951
Packerland Whey Products, Inc.(B)	(1,754)	—	2,500	746
Cavert II Holding Corp	—	58	(175)	(117)
Drew Foam Companies, Inc.	—	(480)	—	(480)
B-Dry, LLC	—	(502)	—	(502)
Channel Technologies Group, LLC	—	(232)	(583)	(815)
SBS, Industries, LLC	—	(1,606)	—	(1,606)
Country Club Enterprises, LLC	—	(1,777)	—	(1,777)
Mathey Investments, Inc.	—	(1,806)	—	(1,806)
Star Seed, Inc.	—	(1,862)	—	(1,862)
Precision Southeast, Inc.	—	(2,168)	—	(2,168)
Ginsey Holdings, Inc.	—	(2,229)	—	(2,229)
Jackrabbit, Inc.	—	(3,245)	—	(3,245)
Noble Logistics, Inc.	—	(3,448)	—	(3,448)
Schylling Investments, LLC	—	(3,840)	—	(3,840)
Galaxy Tool Holding Corp.	—	(4,413)	—	(4,413)
Other, net (<$250 Net)	41	195	—	236

Total	$(13,115)	$(15,462)	$13,152	$(15,425)

(A)	ASH equity investment was sold in October 2013.
(B)	Packerland investment was sold in November 2013.

Excluding reversals, the primary changes in our net unrealized depreciation of $15.5 million for the three months ended December 31, 2013, were due to decreased equity valuations in several of our portfolio companies, primarily due to a decrease in certain comparable multiples used to estimate the fair value of our investments and a decrease in portfolio company performance.

Over our entire investment portfolio, we recorded approximately $1.7 million of net unrealized depreciation on our debt positions and $3.7 million of net unrealized appreciation on our equity holdings for the three months ended December 31, 2014. At December 31, 2014, the fair value of our investment portfolio was less than our cost basis by approximately $63.2 million, as compared to $65.2 million at September 30, 2014, representing net unrealized appreciation of $2.0 million for the three months ended December 31, 2014. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 86.2% of cost as of December 31, 2014. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Unrealized Gain on Other

Net Unrealized Depreciation on Borrowings

There was no unrealized appreciation or depreciation of our Credit Facility recognized for the three months ended December 31, 2014. During the three months ended December 31, 2013, there was net unrealized depreciation of $0.4 million on our Credit Facility. Our Credit Facility was fair valued at $95.8 million and $61.7 million as of December 31 and March 31, 2014, respectively.

Comparison of the Nine Months Ended December 31, 2014, to the Nine Months Ended December 31, 2013

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$26,706	$22,481	$4,225	18.8%
Other income	3,764	4,972	(1,208)	(24.3)

Total investment income	30,470	27,453	3,017	11.0

EXPENSES
Base management fee	5,337	4,625	712	15.4
Incentive fee	3,726	2,822	904	32.0
Administration fee	670	638	32	5.0
Interest and dividend expense	5,010	3,607	1,403	38.9
Amortization of deferred financing fees	940	761	179	23.5
Other	1,740	1,964	(224)	(11.4)

Expenses before credits from Adviser	17,423	14,417	3,006	20.9
Credits to Adviser fees	(1,855)	(1,627)	(228)	(14.0)

Total expenses net of credits to fee	15,568	12,790	2,778	21.7

NET INVESTMENT INCOME	14,902	14,663	239	1.6

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain on investments	(221)	11,689	(11,910)	NM
Net realized loss on other	—	(29)	29	100.0
Net unrealized appreciation (depreciation) of investments	5,924	(29,400)	35,324	NM
Net unrealized depreciation of other	451	811	(360)	(44.4)

Net realized and unrealized gain (loss)	6,154	(16,929)	23,083	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,056	$(2,266)	$23,322	1,029.2%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.56	$0.55	$0.01	1.8%

Net increase (decrease) in net assets resulting from operations	$0.80	$(0.09)	$0.89	988.9%

NM = Not Meaningful

Total investment income increased by 11.0% for the nine months ended December 31, 2014, as compared to the prior year period. This increase was primarily due an overall increase in interest income in the nine months ended December 31, 2014, as a result of an increase in the size of our loan to portfolio during the nine months ended December 31, 2014. This was partially offset by a decrease in other income during the nine months ended December 31, 2014 as compared to the prior year period, due to success fee and dividend income resulting from our exit from Venyu Solutions, Inc. (“Venyu”) during the nine months ended December 31, 2013.

Interest income from our investments in debt securities increased 18.8% for the nine months ended December 31, 2014, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2014, was approximately $282.1 million, compared to approximately $236.7 million for the prior year period. This increase was primarily due to approximately $95.9 million in new investments originated after December 31, 2013, including Head Country, Edge, Roanoke, Cambridge, Old World, and B+T.

At December 31, 2014, loans to one portfolio company, Tread, were on non-accrual status, with an aggregate weighted average principal balance of $11.6 million during the nine months ended December 31, 2014. As of December 31, 2013, our loans to Tread were on non-accrual status. ASH, which was on non-accrual status as of September 30, 2013, was sold to certain members of its existing management team during the three months ended December 31, 2013. As a result of the sale, we retained a $5.0 million accruing revolving credit facility in ASH, which was no longer on non-accrual status as of December 31, 2013. The non-accrual aggregate weighted average principal balance was $22.4 million during the nine months ended December 2013. The weighted average yield on our interest-bearing investments was 12.6% for the nine months ended December 31, 2014 and 2013, excluding cash and cash equivalents and receipts recorded as other income. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

The following table lists the investment income from investments for our five largest portfolio company investments based on fair value during the respective periods:

	As of December 31, 2014		Nine Months Ended December 31, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$24,940	6.4%	$2,536	8.3%
Old World Christmas, Inc.(A)	24,380	6.2	513	1.7
Acme Cryogenics, Inc.	22,942	5.8	1,274	4.2
Cambridge Sound Management, LLC(A)	22,556	5.7	517	1.7
Funko, LLC	19,011	4.8	833	2.7

Subtotal—five largest investments	113,829	28.9	5,673	18.6
Other portfolio companies	280,316	71.1	24,797	81.4

Total investment portfolio	$394,145	100.0%	$30,470	100.0%

	As of December 31, 2013		Nine Months Ended December 31, 2013
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,719	9.5%	$1,274	4.6%
SOG Specialty Knives and Tools, LLC	27,271	9.4	2,002	7.3
Galaxy Tool Holding Corp.	19,743	6.8	1,601	5.8
Alloy Die Casting Corp.(A)	16,320	5.6	421	1.5
Schylling Investments, LLC(A)	16,160	5.6	844	3.1

Subtotal—five largest investments	107,213	36.9	6,142	22.3
Other portfolio companies	183,514	63.1	21,311	77.7

Total investment portfolio	$290,727	100.0%	$27,453	100.0%

(A)	New investment during the applicable period.

Other income decreased 24.3% from the prior year period. During the nine months ended December 31, 2014, other income primarily consisted of $2.3 million of dividend income received from Mathey and $0.5 million of prepayments of success fees from SOG. During the nine months ended December 31, 2013, other income primarily consisted of a combined $3.3 million in success fee and dividend income received in connection with the exit of Venyu and $0.8 million and $0.2 million in success fee income resulting from prepayments received from Channel and Cavert, respectively.

Expenses

Total expenses, excluding any voluntary, irrevocable and non-contractual credits to the base management and incentive fees, increased 20.9% for the nine months ended December 31, 2014, as compared to the prior year period, primarily due to an increase in the base management fee, incentive fee, and interest and dividend expense, as compared to the prior year period.

The base management fee increased for the nine months ended December 31, 2014, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. Additionally, an incentive fee of $3.7 million was earned by the Adviser during the nine months ended December 31, 2014, compared to $2.8 million for the prior year period. The base management fees, incentive fees, and their related unconditional and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2014	2013
Average gross assets subject to base management fee(A)	$355,800	$308,333
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	5,337	4,625
Other credits to Adviser fees(B)	(1,855)	(1,627)

Net base management fee	$3,482	$2,998

Incentive fee(B)	$3,726	$2,822

(A)	Average gross assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Condensed Consolidated Statement of Operations.

Interest and dividend expense increased 38.9% for the nine months ended December 31, 2014, as compared to the prior year period, primarily due to increased average borrowings under our Credit Facility. The weighted average balance outstanding on our Credit Facility during the nine months ended December 31, 2014, was $74.4 million, as compared to $31.1 million in the prior year period. The increase in average borrowings under our Credit Facility was partially offset by the decrease in interest rate due to an amendment of our Credit Facility that occurred in June 2014. The dividend expense also increased with the offering of our Series B Term Preferred Stock in November 2014. We paid distributions on the Series B Term Preferred Stock for the pro-rated month of November 2014 and the full month of December 2014, which distribution represented a $0.4 million increase from the prior year period, when the Series B Term Preferred Stock was not yet outstanding.

Realized and Unrealized (Loss) Gain on Investments

Realized (Loss) Gain

During the nine months ended December 31, 2014, we recorded a realized loss on investments of $0.2 million relating to post-closing adjustments on previous investment exits. During the nine months ended December 31, 2013, we recorded a net realized gain of $11.7 million related to the $24.8 million gain on the Venyu sale, partially offset by the realized losses of $11.4 million and $1.7 million related to the equity sales of ASH and Packerland, respectively.

Unrealized Appreciation (Depreciation)

During the nine months ended December 31, 2014, we recorded net unrealized appreciation of investments in the aggregate amount of $5.9 million.

The realized loss and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2014, were as follows:

	Nine months ended December 31, 2014
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Net Gain (Loss)
Funko, LLC	$—	$7,093	$7,093
Jackrabbit, Inc.	—	5,904	5,904
NDLI Inc.	—	3,755	3,755
Cambridge Sound Management, LLC	—	3,056	3,056
Mathey Investments, Inc.	—	2,749	2,749
SBS, Industries, LLC	—	1,894	1,894
Drew Foam Company, Inc.	—	1,893	1,893
Alloy Die Casting Corp.	—	1,583	1,583
Tread Corp.	—	1,007	1,007
Edge Adhesives Holdings, Inc.	—	416	416
Venyu Solutions, Inc.(A)	(220)	—	(220)
Quench Holdings Corp.	—	(303)	(303)
Meridian Rack & Pinion, Inc.	—	(557)	(557)
Head Country Inc.	—	(1,120)	(1,120)
Country Club Enterprises, LLC	—	(1,565)	(1,565)
SOG Specialty K&T, LLC	—	(1,699)	(1,699)
Channel Technologies Group, LLC	—	(1,843)	(1,843)
Danco Acquisition Corp.	—	(2,308)	(2,308)
B-Dry, LLC	—	(2,778)	(2,778)
Galaxy Tool Holding Corp.	—	(2,992)	(2,992)
Acme Cryogenics, Inc.	—	(3,958)	(3,958)
Mitchell Rubber Products, Inc.	—	(4,166)	(4,166)
Other, net (<$250 Net)	(1)	(137)	(138)

Total	$(221)	$5,924	$5,703

(A)	Venyu was sold in August 2013.

The primary changes in our net unrealized appreciation for the nine months ended December 31, 2014, were due to an increase in equity valuations in several of our portfolio companies, primarily due to increased portfolio company performance and increases in certain comparable multiples used to estimate the fair value of our investments.

During the nine months ended December 31, 2013, we recorded net unrealized depreciation of investments in the aggregate amount of $29.4 million, which included the reversal of a net $4.2 million in net unrealized appreciation, related to the sale of Venyu, ASH, and Packerland, and debt repayments of Cavert and Channel. Excluding reversals, we had $25.2 million in net unrealized depreciation for the nine months ended December 31, 2013.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2013, were as follows:

	Nine months ended December 31, 2013
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,804	$(1,596)	$(17,374)	$5,834
Auto Safety House, LLC(B)	(11,402)	4,938	11,410	4,946
Quench Holdings Corp.	—	2,824	—	2,824
Channel Technologies Group, LLC	—	2,921	(583)	2,338
Frontier Packaging, Inc.	—	1,734	—	1,734
Funko, LLC	—	1,043	—	1,043
Packerland Whey Products, Inc.(C)	(1,754)	(369)	2,500	377
Cavert II Holding Corp	—	145	(175)	(30)
Mitchell Rubber Products, Inc.	—	(602)	—	(602)
Star Seed, Inc.	—	(936)	—	(936)
Tread Corp.	—	(1,110)	—	(1,110)
Galaxy Tool Holding Corp.	—	(1,133)	—	(1,133)
Mathey Investments, Inc.	—	(1,697)	—	(1,697)
SOG Specialty K&T, LLC	—	(2,551)	—	(2,551)
Drew Foam Company, Inc.	—	(2,645)	—	(2,645)
Precision Southeast, Inc.	—	(3,227)	—	(3,227)
Noble Logistics, Inc.	—	(3,832)	—	(3,832)
Schylling Investments, LLC	—	(3,840)	—	(3,840)
B-Dry, LLC	—	(4,013)	—	(4,013)
SBS, Industries, LLC	—	(4,414)	—	(4,414)
Ginsey Home Solutions, Inc.	—	(6,731)	—	(6,731)
Other, net (<$250 Net)	41	(87)	—	(46)

Total	$11,689	$(25,178)	$(4,222)	$(17,711)

(A)	Venyu was sold in August 2013.
(B)	ASH equity investment was sold in October 2013.
(C)	Packerland equity investment was sold in November 2013.

The primary changes in our net unrealized depreciation for the nine months ended December 31, 2013, were due to decreased equity valuations in several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded, in the aggregate, approximately $1.7 million and $4.2 million of net unrealized appreciation on our debt and equity investments, respectively, for the nine months ended December 31, 2014. As of December 31, 2014, the fair value of our investment portfolio was less than our cost basis by approximately $63.2 million, as compared to $69.1 million at March 31, 2014, representing net unrealized appreciation of $5.9 million for the nine months ended December 31, 2014. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 86.2% of cost as of December 31, 2014. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Realized and Unrealized (Loss) Gain on Other

Realized Loss on Interest Rate Cap

We recorded no realized gains (losses) on interest rate caps during the nine months ended December 31, 2014. For the nine months ended December 31, 2013, we recorded a net realized loss of $29, due to the expiration of our interest rate cap agreement.

Net Unrealized Depreciation (Appreciation) on Borrowings

For the nine months ended December 31, 2014 and 2013, we recorded $0.5 million and $0.8 million, respectively, of net unrealized depreciation.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2014, was approximately $56.6 million, as compared to $11.3 million during the nine months ended December 31, 2013. Even though we disbursed $100.1 million in the prior year period to purchase investments compared to $79.3 million in the current period, the prior year period had significant cash inflows from the sale of Venyu to offset the purchase of investments. The sale of Venyu in August 2013 resulted in proceeds of $30.8 million and principal repayments of $19.0 million. Our cash flows from operations generally come from cash collections of interest and dividend income from our portfolio companies, as well as cash proceeds received through repayments of loan investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our two series of term preferred stock, management fees to the Adviser, and other entity-level expenses.

As of December 31, 2014, we had equity investments in or loans to 32 private companies with an aggregate cost basis of approximately $457.4 million. As of December 31, 2013, we had equity investments in or loans to 26 private companies with an aggregate cost basis of approximately $360.1 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
	2014	2013
Beginning investment portfolio, at fair value	$314,393	$286,482
New investments	67,202	96,848
Disbursements to existing portfolio companies	12,127	3,286
Increase in investment balance due to PIK	78	58
Scheduled principal repayments	(878)	(110)
Unscheduled principal repayments	(4,701)	(46,524)
Net proceeds from sales	221	(31,602)
Net realized (loss) gain	(221)	11,689
Net unrealized appreciation (depreciation)	5,924	(25,178)
Reversal of net unrealized appreciation	—	(4,222)

Ending investment portfolio, at fair value	$394,145	$290,727

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2014:

		Amount
For the remaining three months ending March 31:	2015	$25,224
For the fiscal year ending March 31:	2016	48,529
	2017	24,915
	2018	89,159
	2019	84,181
	Thereafter	60,920

	Total contractual repayments	$332,928
	Investments in equity securities	124,437

	Total cost basis of investments held at December 31, 2014:	$457,365

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2014, was approximately $57.0 million, which consisted primarily of $34.6 million of net borrowings on our Credit Facility. In addition, we had proceeds from the issuance of our Series B Term Preferred Stock in November 2014 of $41.4 million, which was partially offset by $15.6 million in distributions to common stockholders. Net cash used in financing activities for the nine months ended December 31, 2013, was approximately $59.5 million and consisted primarily of net repayments of our short-term borrowings of $49.5 million and distributions to common stockholders of $14.0 million, partially offset by $5.2 million in net borrowings from our Credit Facility.

Distributions

To qualify to be taxed as a RIC and thus avoid corporate level tax on the income we distribute to our stockholders, we are required under Subchapter M of the Code, to distribute at least 90.0% of our ordinary income and short-term capital gains to our stockholders on an annual basis. In accordance with these requirements, we declared and paid monthly cash distributions of $0.06 per common share for each of the nine months from April 2014 through December 2014, as well as a one-time special distribution of $0.05 in December 2014. In January 2015, our Board of Directors also declared a monthly distribution of $0.06 per common share for each of January, February and March 2015. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year ending March 31, 2015.

For our federal income tax reporting purposes, we determine the tax characterization of our common distributions as of the end of our fiscal year based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full fiscal year. If we determined the tax attributes of our distributions as of December 31, 2014, 100.0% would be from ordinary income. For the nine months ended December 31, 2014, we recorded a $0.3 million adjustment for estimated book-tax differences which decreased capital in excess of par value and increased net investment income in excess of distributions. For the fiscal year ended March 31, 2014, our distributions to common stockholders totaled $18.8 million, and were less than our taxable income over the same year. At March 31, 2014, we elected to treat $3.9 million, of the first distribution paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. Additionally, the covenants in our Credit Facility generally restrict the amount of distributions that we can pay out to be no greater than our net investment income.

We also declared and paid monthly cash distributions of $0.1484375 per share to holders of our Series A Term Preferred Stock for each of the nine months from April 2014 through December 2014. For the nine months ended December 31, 2014, our Board of Directors declared and we paid distributions for the pro-rated month of November 2014 and the full month of December 2014 in aggregate of $0.2250 to our holders of Series B Term Preferred Stock. In January 2015, our Board of Directors also declared a monthly distribution of $0.1484375 and $0.140625 per preferred share for each of January, February and March 2015 to the holders of our Series A Term Preferred Stock and Series B Term Preferred Stock, respectively. In accordance with GAAP, we treat these monthly distributions as an operating expense. The tax character of distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Equity

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement, and subsequently filed a Post-Effective Amendment No. 4 to the registration statement on September 2, 2014, which the SEC declared effective on September 4, 2014. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through a combined offering of two or more of such securities. We have the ability to issue up to $225.6 million in securities under the registration statement. We issued approximately $33.0 million of common stock under the registration statement in October and November 2012 and approximately $41.4 million of our Series B Term Preferred Stock under the registration statement in November 2014. No other securities have been issued to date under the registration statement.

Common Stock

Pursuant to our registration statement on Form N-2 (Registration No. 333-181879), on October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below then current NAV of $8.65 per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, in November 2012, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of $2.8 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On February 3, 2015, the closing market price of our common stock was $7.37 per share, representing a 13.8% discount to our NAV of $8.55 as of December 31, 2014. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2014 Annual Meeting of Stockholders held on August 7, 2014, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Term Preferred Stock

Pursuant to our registration statement on Form N-2 (File No. 333-181879), in November 2014, we completed an offering of approximately 1.7 million shares of Series B Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us were $39.7 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $1.7 million in total offering costs related to the offering, which have been recorded as an asset in accordance with GAAP and are being amortized over the redemption period ending December 31, 2021.

Our Series B Term Preferred Stock provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates to a total of $2.8 million per year). We are required to redeem all of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. Our Series B Term Preferred Stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on our Series B Term Preferred Stock have been paid in full. Our Series B Term Preferred Stock is not convertible into our common stock or any other security. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series B Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series B Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series B Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after December 31, 2017.

Pursuant to the prior registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1.6 million shares of Series A Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us were $38 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $2 million in total offering costs related to the offering, which have been recorded as an asset in accordance with GAAP and are being amortized over the redemption period ending February 28, 2017.

Our Series A Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to $2.9 million per year). We are required to redeem all of our outstanding Series A Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. Our Series A Term Preferred Stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on our Series A Term Preferred Stock have been paid in full. Our Series A Term Preferred Stock is not convertible into our common stock or any other security. In addition, three other potential redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series A Term Preferred Stock; (2) if we fail to maintain an asset coverage ratio of at least 200.0%, we are required to redeem a portion of our outstanding Series A Term Preferred Stock or otherwise cure the ratio redemption trigger and (3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of our Series A Term Preferred Stock.

Our Series A Term Preferred Stock and Series B Term Preferred Stock have been recorded as a liability in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks.

Revolving Credit Facility

On June 26, 2014, we, through Business Investment, entered into Amendment No. 1 to our Credit Facility, with Key Equipment, administrative agent, lead arranger and a lender; BB&T, as a lender and managing agent; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and our Credit Facility includes an unused fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

On September 19, 2014, we further increased our borrowing capacity under our Credit Facility from $105.0 million to $185.0 million by entering into Joinder Agreements pursuant to our Credit Facility, by and among Business Investment, Key Equipment, the Adviser and each of East West Bank, Manufacturers and Traders Trust, Customers Bank and Talmer Bank and Trust. We incurred fees of $1.3 million in connection with this expansion, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

Our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The facility generally also limits payments as distributions to the aggregate net investment income for each of the twelve month periods ending March 31, 2015, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, dividend payout, payment frequency and status, average life and lien property. Our Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, a minimum net worth and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170 million plus 50.0% of all equity and subordinated debt raised after April 30, 2013, which equates to $170 million as of December 31, 2014, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200.0%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2014, and as defined in the performance guaranty of our Credit Facility, we had a minimum net worth of $307.7 million, an asset coverage of 220.7% and an active status as a BDC and RIC. As of December 31, 2014, we were in compliance with all covenants.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with Key Equipment and with The Bank of New York Mellon Trust Company, N.A. as custodian. Key Equipment is also the trustee of the account and generally remits the collected funds to us once a month.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into a forward interest rate cap agreement, effective October 2013 and expiring April 2016, for a notional amount of $45 million. We incurred a premium fee of $75 in conjunction with this agreement. The interest rate cap agreement effectively limits the interest rate on a portion of the borrowings pursuant to the terms of our Credit Facility.

Contractual Obligations and Off-Balance Sheet Arrangements

We have lines of credit to certain of our portfolio companies that have not been fully drawn. Since these lines of credit have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the unused line of credit commitments as of December 31 and March 31, 2014 to be minimal.

In addition to the lines of credit to our portfolio companies, we have also extended certain guarantees on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $2.7 million of obligations of Country Club Enterprises, LLC (“CCE”). As of December 31, 2014, we have not been required to make any payments on any of the guarantees, and we consider the credit risks to be remote and the fair value of the guarantees to be minimal.

The following table shows our contractual obligations as of December 31, 2014, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	95,800	—	—	95,800	—
Term preferred stock	81,400	—	—	40,000	41,400
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(B)	44,915	9,766	17,321	12,474	5,354

Total	$227,211	$9,766	$17,321	$153,370	$46,754

(A)	Excludes our unused line of credit commitments and guaranties to our portfolio companies in the aggregate amount of $9.6 million.
(B)	Includes interest payments due on our Credit Facility and dividend obligations on each series of our term preferred stock. Dividend payments on our term preferred stock assume quarterly declarations and monthly distributions through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (the “Policy”) as our most critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our investments and the related amounts of unrealized appreciation and depreciation of investments recorded in our accompanying Condensed Consolidated Financial Statements.

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

In accordance with ASC 820, our investments’ fair value is determined to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of December 31 and March 31, 2014, all of our investments were valued using Level 3 inputs and during the nine months ended December 31, 2014 and 2013, there were no investments transferred in to or out of Level 1, 2 or 3.

Board Responsibility

In accordance with the 1940 Act, our Board of Director has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the valuation officer (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the valuation officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. Currently, the third-party service provider Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on the majority of our debt investments.

The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimates of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended value is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended valuation.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the most recently completed quarter are generally valued at original cost basis. Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Credit Monitoring and Risk Rating

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance and, in some instances, are used as inputs in our valuation techniques. We, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold board seats and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates certain credit statistics.

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the Nationally Recognized Statistical Rating Organization (“NRSRO”) systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the three months ended June 30, 2014, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification.

The following table lists the risk ratings for all loans in our portfolio as of December 31 and March 31, 2014, representing 100.0%, of the principal balance of all loans in our portfolio at the end of each period:

Rating	As of December 31, 2014	As of March 31, 2014
Highest	8.6	9.1
Average	6.2	5.7
Weighted Average	6.2	5.2
Lowest	2.8	2.6

Tax Status

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under Subchapter M of the Code. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income, asset diversification and annual distribution requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income, as defined by the Code. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income.

In an effort to limit certain excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. However, we did incur an excise tax of $0.3 million and $31 for the calendar years ended December 31, 2013 and 2012, respectively and as of December 31, 2014, have accrued $0.1 million in excise tax expense recorded in other general and administrative expenses on our accompanying Condensed Consolidated Statement of Operations for the calendar year ended December 31, 2014. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years must be used prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than only being considered short-term as permitted under previous regulation. Our total capital loss carryforward balance was $0.2 million as of March 31, 2014.

Revenue Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2014, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $10.7 million, or 3.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0. As of March 31, 2014, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of December 31, 2014, we did not have any loans with a PIK interest component and as of March 31, 2014, we had one loan with a PIK interest component. During the three and nine months ended December 31, 2014, we recorded PIK income of $29 and $68, respectively. During the three and nine months ended December 31, 2014, we recorded PIK income of $20 and $78, respectively. We collected $0.2 million PIK interest in cash during the three and nine months ended December 31, 2014 and $0 PIK interest in cash during the three and nine months ended December 31, 2013.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company. We received an aggregate of $0.5 million and $1.0 million of success fees for the three and nine months ended December 31, 2014, respectively, which resulted from prepaid success fees of $0.5 million from SOG in December 2014, 0.2 million from ASH in September 2014, $0.2 million from Frontier Packaging, Inc. in September 2014 and $0.1 million from Mathey in September 2014. We received an aggregate of $1.1 million and $3.4 million of success fees during the three and nine months ended December 31, 2013, respectively, which resulted from $0.8 million related to the Channel debt repayment in October 2013 and $0.2 million related to the Cavert debt repayment in December 2013.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three and nine months ended December 31, 2014, we recorded $1.4 million and $2.7 million of dividend income from Mathey, respectfully. During the three and nine months ended December 31, 2013, we recorded $1.4 million in dividend income related to the exit of Venyu.

Both dividend and success fee income are recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description and our adoption of recent accounting pronouncements.

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

Our target is to have approximately 20.0% of the loans in our portfolio at fixed rates and approximately 80.0% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of December 31, 2014, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

82.3%	Variable rates with a floor
17.7	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three and nine months ended December 31, 2014 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on May 13, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section and the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on May 13, 2014. The risks described below and in our Quarterly and Annual Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The recent volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.

Many of our portfolio companies’ businesses are heavily dependent upon the prices of, and demand for, oil and natural gas, which have recently declined significantly and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flow, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

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

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Melissa Morrison
Melissa Morrison
Chief Financial Officer and Treasurer

Dated: February 4, 2015

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.5	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.