Form 10-K
period 2015-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2015-05-20
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-34007

GLADSTONE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	83-0423116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
7.125% Series A Cumulative Term Preferred Stock, $0.001 par value per share	NASDAQ Global Select Market
6.750% Series B Cumulative Term Preferred Stock, $0.001 par value per share	NASDAQ Global Select Market
6.500% Series C Cumulative Term Preferred Stock, $0.001 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2014, based on the closing price on that date of $7.11 on the NASDAQ Global Select Market, was $183,806,933. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 30,270,958 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 19, 2015.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2015.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH 31, 2015

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David Dullum; 4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in the “Risk Factors” section of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts are in thousands unless otherwise indicated.

PART I

The information contained in this section should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Overview

Organization

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

Our shares of common stock, 7.125% Series A Cumulative Term Preferred Stock (“Series A Term Preferred Stock”), 6.75% Series B Cumulative Term Preferred Stock (“Series B Term Preferred Stock”) and 6.50% Series C Cumulative Term Preferred Stock (“Series C Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GAIN,” “GAINP,” “GAINO,” and “GAINN,” respectively.

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We seek to avoid investments in high-risk, early stage enterprises. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2015, our investment portfolio was made up of 73% in debt securities and 27% in equity securities, at cost.

We invest by ourselves or jointly with other funds or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

In July 2012, the Securities and Exchange Commission (“SEC”) granted us an exemptive order that expanded our ability to co-invest with certain of our affiliates under certain circumstances and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by our external investment adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. In addition, many of the debt securities we hold typically do not amortize prior to maturity. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest.

Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt.

As of March 31, 2015, our portfolio consisted of investments in 34 companies located in 16 states in 18 different industries with an aggregate fair value of $466.1 million. Since our initial public offering in 2005 and through March 31, 2015, we have invested in over 113 different companies, while making 118 consecutive monthly distributions to common stockholders.

We expect that our investment portfolio will primarily include the following four categories of investments in private companies in the United States (“U.S.”):

•	Senior Secured Debt Securities: We seek to invest a portion of our assets in senior secured debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses senior debt to cover a substantial portion of the funding needs of the business. The senior secured debt security usually takes the form of first priority liens on all, or substantially all, of the assets of the business.

•	Senior Subordinated Secured Debt Securities: We seek to invest a portion of our assets in senior subordinated secured debt securities, also known as senior subordinated loans and senior subordinated notes. These senior subordinated secured debt securities rank junior to the borrower’s senior debt securities and may be secured by first priority liens on a portion of the assets of the business or may be designated as second lien notes. Additionally, we may receive other yield enhancements, such as success fees, in connection with these senior subordinated secured debt securities.

•	Junior Subordinated Debt Securities: We seek to invest a portion of our assets in junior subordinated debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These junior subordinated debts may be secured by certain assets of the borrower or may be unsecured loans. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees, such as warrants to buy common and preferred stock or limited liability interests in connection with these junior subordinated debt securities.

•	Preferred and Common Equity/Equivalents: We seek to invest a portion of our assets in equity securities, which consist of preferred and common equity, or limited liability company interests, or warrants or options to acquire such securities, and are generally in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In many cases, we will own a significant portion of the equity which may include having voting control of the businesses in which we invest.

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

Because the majority of the loans in our portfolio consist of term debt in private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be rated below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered higher risk, as compared to investment-grade debt instruments.

Investment Concentrations

Year over year, our investment concentration as a percentage of fair value and of cost has remained relatively unchanged. As of March 31, 2015, our investment portfolio consisted of investments in 34 portfolio companies located in 16 states across 18 different industries with an aggregate fair value of $466.1 million, of which our investments in Counsel Press, Inc. (“Counsel Press”), SOG Specialty Knives & Tools, LLC (“SOG”), Funko, LLC (“Funko”), Acme Cryogenics, Inc. (“Acme”), and Old World Christmas, Inc. (“Old World”) our five largest portfolio investments at fair value, collectively comprised $134.3 million, or 28.8%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of March 31, 2015 and 2014:

	March 31, 2015				March 31, 2014
	Cost		Fair Value		Cost		Fair Value
Senior secured debt	$284,509	56.3%	$263,141	56.5%	$196,293	51.2%	$169,870	54.0%
Senior subordinated secured debt	85,937	17.0	70,378	15.1	82,348	21.5	70,827	22.5

Total debt	370,446	73.3	333,519	71.6	278,641	72.7	240,697	76.5
Preferred equity	127,762	25.3	111,090	23.8	98,099	25.6	62,901	20.0
Common equity/equivalents	7,050	1.4	21,444	4.6	6,797	1.7	10,795	3.5

Total equity/equivalents	134,812	26.7	132,534	28.4	104,896	27.3	73,696	23.5

Total Investments	$505,258	100.0%	$466,053	100.0%	$383,537	100.0%	$314,393	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$70,533	15.1%	$21,188	6.7%
Diversified/Conglomerate Manufacturing	62,996	13.5	54,845	17.4
Chemicals, Plastics, and Rubber	49,312	10.6	52,753	16.8
Leisure, Amusement, Motion Pictures, Entertainment	44,931	9.6	39,867	12.7
Diversified/Conglomerate Services	31,995	6.9	—	—
Machinery (Non-agriculture, Non-construction, Non-electronic	30,397	6.5	25,917	8.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	25,008	5.4	10,005	3.2
Automobile	24,530	5.3	25,735	8.2
Farming and Agriculture	22,438	4.8	20,557	6.5
Containers, Packaging, and Glass	19,447	4.2	17,889	5.7
Telecommunications	19,241	4.1	—	—
Aerospace and Defense	18,770	4.0	18,512	5.9
Cargo Transport	13,972	3.0	6,500	2.1
Beverage, Food and Tobacco	12,982	2.8	13,050	4.2
Textiles and Leather	10,750	2.3	—	—
Buildings and Real Estate	1,860	0.4	7,575	2.4
Other < 2.0%	6,891	1.5	—	—

Total Investments	$466,053	100.0%	$314,393	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$161,444	34.6%	$117,781	37.5%
Northeast	133,814	28.7	67,862	21.6
South	133,703	28.7	89,915	28.6
Midwest	37,092	8.0	38,835	12.3

Total Investments	$466,053	100.0%	$314,393	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Adviser and Administrator

Gladstone Management Corporation (the “Adviser”) is our affiliate, investment adviser, and a privately-held company led by a management team that has extensive experience in our lines of business. Another of our and the Adviser’s affiliates, a privately-held company, Gladstone Administration, LLC (the “Administrator”), employs, among others, our chief financial officer and treasurer, chief accounting officer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. All but one of our executive officers serve as directors, executive officers, officers, or a combination of the foregoing, of the following of our affiliates: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; Gladstone Land Corporation (“Gladstone Land”), a publicly-traded real estate investment trust; the Adviser; and the Administrator. Our chief financial officer and treasurer is also the chief financial officer and treasurer of Gladstone Capital. David Gladstone, our chairman and chief executive officer, also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation.

The Adviser and Administrator also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to, Gladstone Commercial; Gladstone Capital; and Gladstone Land. In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

We have been externally managed by the Adviser pursuant to an investment advisory and management agreement and the Administrator has provided administration services to us under an administration agreement since June 22, 2005. The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C. The Advisor also has offices in several other states.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of Mr. Gladstone (our chairman and chief executive officer), Terry Lee Brubaker (our vice chairman and chief operating officer), and Mr. Dullum, to the prospective company. If this LOI is issued, then the Adviser and Gladstone Securities (the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our board of directors (our “Board of Directors”), a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•	Experienced Management. We typically require that the businesses in which we invest have experienced management teams or a hiring plan in place to install an experienced management team. We also require the businesses to have in place proper incentives to induce management to succeed and act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

•	Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales, cash flows, and EBITDA to fixed charges coverage, which provides some assurance that the borrowers will be able to service their debt. We do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

•	Strong Competitive Position in an Industry. We seek to invest in businesses that have developed strong market positions and significant relative market share within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Liquidation Value of Assets. The projected liquidation value of the assets, if any, is an important factor in our investment analysis in collateralizing our debt securities.

Extensive Due Diligence

The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in depth business analysis, including, but not limited to, some or all of the following:

•	a review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;

•	visits to the prospective portfolio company’s business site(s) and evaluation of potential environmental issues;

•	interviews with the prospective portfolio company’s management, employees, customers and vendors;

•	review of loan documents and material contracts;

•	background checks and a management capabilities assessment on the prospective portfolio company’s management team; and

•	research, including market analyses, on the prospective portfolio company’s products, services or particular industry and its competitive position therein.

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

We also rely on the long-term relationships that the Adviser’s investment professionals have with venture capitalists, leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, attorneys, accountants, and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of and providing debt and equity capital to small and medium-sized private businesses plays a significant role in our investment evaluation and assessment of risk.

Investment Structure

Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company. As discussed above, the capital classes through which we typically structure a deal include senior secured debt, senior subordinated secured debt, junior subordinated secured debt, and preferred and common equity or equivalents, the majority of which is secured first and second lien debt investments. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:

•	making investments with an expected total return (including interest, yield enhancements and potential equity appreciation) that it believes compensates us for the credit risk of the investment;

•	seeking collateral or superior positions in the portfolio company’s capital structure where possible;

•	incorporating put and call protection rights into the investment structure where possible;

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with preserving our capital; and

•	holding board seats or securing board observation rights at the portfolio company.

We expect to hold most of our debt investments until maturity or repayment, but may sell our investments (including our equity investments) earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company or, in the case of an equity investment in a company, its initial public offering. Occasionally, we may sell some or all of our investment interests in a portfolio company to a third party, such as an existing investor in the portfolio company, in a privately negotiated transaction.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized privately-owned businesses. Such competitors include private equity funds, leveraged buyout funds, other BDCs, venture capital funds, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish a larger portfolio of investments. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over many other providers of financing to small and medium-sized businesses.

Management Expertise

Mr. Gladstone, our chairman and chief executive officer, is also the chairman and chief executive officer of the Adviser and its affiliated companies, other than Gladstone Securities, (the “Gladstone Companies”) and has been involved in all aspects of the Gladstone Companies’ investment activities, including serving as a member of the Adviser’s investment committees for each of the Company, Gladstone Capital, Gladstone Commercial, and Gladstone Land. Mr. Gladstone and Mr. Dullum, our president and a director, have extensive experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Brubaker, our vice chairman and chief operating officer, has substantial experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers. These three individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to small and medium-sized companies and has worked together at the Gladstone Companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.

Increased Access to Investment Opportunities Developed Through Extensive Research Capability and Network of Contacts

The Adviser seeks to identify potential investments through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom the Adviser’s investment professionals have long-term relationships. We believe that the Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation, experience, and focus on investing in small and medium-sized companies enables us to source and identify well-positioned prospective portfolio companies, which provide attractive investment opportunities. Additionally, the Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other companies to support the Adviser’s investment activities.

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, the Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect the Adviser to use the same value and income-oriented investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to manage downside exposure. The Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

•	focusing on companies with attractive and sustainable market positions and cash flow;

•	investing in businesses with experienced and established management teams;

•	engaging in extensive due diligence from the perspective of a long-term investor;

•	investing at low price-to-cash flow multiples; and

•	adopting flexible transaction structures by drawing on the experience of the investment professionals of the Adviser and its affiliates.

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

Flexible Transaction Structuring

We believe our management team’s broad expertise and its ability to draw upon many years of combined experience enables the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest, thereby affording us a competitive advantage of providing both, equity and debt financing, which may limit uncertainty related to the close of the transaction. We believe that this approach enables the Adviser to develop a financing structure which best fits the investment and growth profile of the underlying business and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets.

Leverage

For the purpose of making investments and taking advantage of favorable interest rates, we may issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us to issue senior securities representing indebtedness and senior securities that are stock (collectively our “Senior Securities”) in amounts such that we maintain an asset coverage ratio, as defined in Section 18(h) of the 1940 Act, of at least 200% on our Senior Securities immediately after each issuance of such Senior Securities. We may also incur such indebtedness to repurchase our common stock. We may also be exposed to the risks of leverage as a result of incurring indebtedness, generally through our revolving line of credit or issuing Senior Securities representing indebtedness, such as our Series A, Series B, and Series C Term Preferred Stock. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. Our Board of Directors is authorized to provide for the issuance of Senior Securities with such preferences, powers, rights and privileges as it deems appropriate, subject to the requirements of the 1940 Act. See “—Regulation as a BDC—Asset Coverage” for a discussion of our leveraging constraints and “Risk Factors—Risks Related to Our External Financing” for further discussion of certain leveraging risks.

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

Monitoring

The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:

•	monthly analysis of financial and operating performance;

•	assessment of the portfolio company’s performance against its business plan and our investment expectations;

•	attendance at and/or participation in the portfolio company’s board of directors or management meetings;

•	assessment of portfolio company management, sponsor, governance and strategic direction;

•	assessment of the portfolio company’s industry and competitive environment; and

•	review and assessment of the portfolio company’s operating outlook and financial projections.

Relationship Management

The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	management;

•	boards of directors;

•	financial sponsors;

•	capital partners;

•	auditors; and

•	advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser provides other services to certain of our portfolio companies and it receives fees for these other services. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. At the end of each quarter, we credit 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser. However, pursuant to the terms of the agreement with the Adviser, a small percentage of certain of such fees, primarily for the valuation of portfolio companies, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser.

In February 2011, Gladstone Securities started providing other services (such as investment banking and due diligence services) to certain of our portfolio companies. Any such fees paid by portfolio companies to Gladstone Securities upon origination do not impact the overall fees we pay to the Adviser or the overall fees credited against the base management fee.

Valuation Process

The following is a general description of the Company’s investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) that the professionals of the Adviser and Administrator, with oversight and direction from the chief valuation officer, an employee of the Administrator that reports directly to the Company’s Board of Directors, (collectively, the “Valuation Team”) use each quarter to determine the fair value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and assesses whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:

•	Each portfolio company or investment is initially assessed by the Valuation Team using the Policy, which may include:

•	obtaining fair value quotes or utilizing valuation inputs from third party valuation firms; and

•	using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.

•	Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors.

•	Next, our Board of Directors reviews this documentation and discusses the information provided by our Valuation Team, and determines whether the Valuation Team has followed the Policy, whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and reviews other facts and circumstances. Then our Board of Directors votes to accept or reject the Valuation Team’s recommended valuation.

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the uncertainty inherent in valuing these securities, the Adviser’s determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Adviser’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement with the Adviser (the “Advisory Agreement”). In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 15, 2014, our Board of Directors approved the annual renewal of the Advisory Agreement with the Adviser through August 31, 2015. Our Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders; (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Company’s affiliates that are managed by the same Adviser (Gladstone Commercial, Gladstone Capital and Gladstone Land) grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, and (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.

Base Management Fee

The base management fee is computed and generally payable quarterly to the Adviser and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases during the period. Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance, as discussed above. We generally credit 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for the valuation of portfolio companies, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser.

Loan Servicing Fee

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our revolving line of credit. The entire loan servicing fee paid monthly to the Adviser by Business Investment is voluntarily and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Investment is a consolidated subsidiary of the Company, and overall, the base management fee, inclusive of the loan servicing fee, cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year pursuant to the Advisory Agreement.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% of our net assets in any calendar quarter (8.75% annualized); and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% of our net assets in any calendar quarter (8.75% annualized).

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to income-related portion of incentive fee

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, if any, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through March 31, 2015, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such reporting period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through March 31, 2015.

Our Board of Directors accepted an unconditional and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100% of the distributions to common stockholders for the year ended March 31, 2013, which credit totaled $0.2 million. For the years ended March 31, 2015 and 2014, there were no such incentive fee credits from the Adviser.

Administration Agreement

We have entered into an administration agreement with the Administrator (the “Administration Agreement”), whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief accounting officer, chief valuation officer, chief compliance officer and general counsel and secretary (who also serves as the Administrator’s president) and their respective staff. Prior to July 1, 2014, our allocable portion of the expenses were generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Material U.S. Federal Income Tax Considerations

RIC Status

To qualify for treatment as a RIC under Subchapter M of the Code, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. We refer to this as the “annual distribution requirement.” We must also meet several additional requirements, including:

•	Business Development Company status. At all times during the taxable year, we must maintain our status as a BDC.

•	Income source requirements. At least 90% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities loans, gains from sales or other dispositions of securities or other income derived with respect to our business of investing in securities, and net income derived from an interest in a qualified, publicly-traded partnership.

•	Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets (the “50% threshold”), and (2) no more than 25% of the value of our total assets may be invested in the securities of one issuer (other than U.S. government securities or the securities of other regulated investment companies), or of two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified, publicly-traded partnerships.

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level federal income tax on any unrealized appreciation with respect to our assets to the extent that any such unrealized appreciation is recognized during a specified period up to ten years.

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the years ended December 31, 2014, 2013 and 2012, we incurred $0.1 million, $0.3 million and $31, respectively, in excise taxes. As of March 31, 2015, our capital loss carryforward totaled $0.3 million.

The 4% federal excise tax applies only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35%, on any income that is not distributed or deemed to be distributed, including both ordinary income and capital gains. We may retain some or all of our capital gains, but we generally intend to treat the retained amount as a deemed distribution. In that case, among other consequences, we will pay tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained capital gain. The amount of the deemed distribution, net of such tax, will be added to the stockholder’s cost basis for its stock. Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that distributions, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction. As of March 31, 2015, we have never distributed investment company taxable income as a deemed distribution.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of stock and thereafter as gain from the sale of shares of our stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its stock and whether the distributions are paid in cash or invested in additional stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to dividends received from us, other than capital gains dividends, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations.

Any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. As of March 31, 2015, our Section 855(a) distributions were $4.0 million.

If a common stockholder participates in our “opt in” dividend reinvestment plan, any distributions reinvested under the plan will be taxable to the common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional common shares will have a new holding period commencing on the day following the day on which the shares are credited to the common stockholder’s account. The plan agent purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stockholders.

Sale of Our Shares

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on, among other things, dividends on, and capital gain from the sale or other disposition of, shares of our stock.

Backup Withholding

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

The Foreign Account Tax Compliance Act (“FATCA”) imposes a federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied. Under delayed effective dates provided for in the Treasury Regulations and other IRS guidance, such required withholding will not begin until January 1, 2017 with respect to gross proceeds from a sale or other disposition of our stock.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“Operating Assets”) represent at least 70% of our total assets, exclusive of Operating Assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, any State or States in the U.S.;

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

As of March 31, 2015, 98.8% of our assets were qualifying assets.

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

In addition, our ability to pay dividends or distributions (other than dividends payable in our stock) to holders of any class of our capital stock would be restricted if our Senior Securities representing indebtedness fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our Senior Securities that are stock fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to our stockholders. If we are unable to regain asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions. As of March 31, 2015, our asset coverage ratio was 230%

Significant Managerial Assistance

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

Code of Ethics

We and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and employees of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933 (the “Securities Act”) and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Corporate Governance” at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2015 and all of calendar year 2016. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of May 5, 2015, the Adviser and Administrator collectively had 63 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
10	Executive management
16	Accounting, administration, compliance, human resources, legal and treasury
37	Investment management, portfolio management and due diligence

Available Information

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

There has been increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated secured debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•	Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and any economic downturns or recessions, are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 15, 2015, one portfolio company was on non-accrual status with an aggregate debt cost basis of approximately $11.7 million, or 3.1% of the cost basis of all debt investments in our portfolio. While we are working with the portfolio company to improve its profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will generally seek to be the senior secured lender to a borrower, in some of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

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

•	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•	Small and medium-sized businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be exposed to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

•	Small and medium-sized businesses are more likely to be dependent on one or two persons. Typically, the success of a small or medium-sized business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

•	Small and medium-sized businesses may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

•	Debt securities of small and medium-sized private companies typically are not rated by a credit rating agency. Typically a small or medium-sized private business cannot or will not expend the resources to have their debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value (“NAV”).

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, Standard & Poor’s Securities Evaluation, Inc. provides estimates of fair value on generally all of our debt investments and we use another independent valuation firm to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, inputs and information, other factors are considered when determining fair value of our investments, including but limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. All new and follow-on debt and equity investments made during the current three month reporting period ended March 31, 2015 were valued at original cost basis. For additional information on our valuation policies, procedures and processes, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policy — Investment Valuation.”

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

Our NAV would be adversely affected if the fair value of our investments that are approved by our Board of Directors are higher than the values that we ultimately realize upon the disposal of such securities.

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

Due to the uncertainty inherent in valuing these securities, the Adviser’s determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Adviser’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 28.8% of the fair value of our total portfolio as of March 31, 2015, compared to 32.8% as of March 31, 2014. Any disposition of a significant investment in one or more companies may negatively impact our net investment income and limit our ability to pay distributions.

We generally will not control our portfolio companies.

We do not, and do not expect to, control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common stock, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

We primarily invest in secured first and second lien debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt securities may provide that the holders thereof are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company.

Prepayments of our investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. During the fiscal year 2015, we experienced prepayments of debt investments from Cambridge Sound Management, Inc. (“CSM”), Frontier Packaging, Inc. (“Frontier”), Funko, Old World, and Star Seed, Inc. (“Star Seed”). We will first use any proceeds from prepayments to repay any borrowings outstanding on our credit facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Higher taxation of our portfolio companies may impact our quarterly and annual operating results.

The recession’s adverse effect on federal, state and municipality revenues may induce these government entities to raise various taxes to make up for lost revenues. Additional taxation may have an adverse effect on our portfolio companies’ earnings and reduce their ability to repay our loans to them, thus affecting our quarterly and annual operating results.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of March 31, 2015, we had investments in 34 portfolio companies, of which there were five investments, Counsel Press, SOG, Funko, Acme, and Old World that comprised $134.3 million, or 28.8%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, as well as our credit facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2015, our largest industry concentration was in Home and Office Furnishings, Housewares, and Durable Consumer Products, representing 15.1% of our total investments, at fair value.

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

Even though we have structured most of our investments as secured first and second lien loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to that of other creditors. Holders of debt instruments ranking senior to our investments typically would be entitled to receive payment in full before we receive any distributions. After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Portfolio company-related litigation could result in costs, including defense costs or damages, and the diversion of management time and resources.

In the course of investing in and often providing significant managerial assistance to certain of our portfolio companies, certain persons employed by the Adviser sometimes serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, even if meritless, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources. We may be unable to accurately estimate our exposure to litigation risk if we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations, financial condition, or cash flows.

In view of the inherent difficulty of predicting the outcome of legal actions and regulatory matters, we cannot provide assurance as to the outcome of any threatened or pending matter or, if resolved adversely, the costs associated with any such matter, particularly where the claimant seeks very large or indeterminate damages or where the matter presents novel legal theories, involves a large number of parties or is at a preliminary stage. The resolution of any such matters may be time consuming, expensive, and may distract management from the conduct of our business. The resolution of certain threatened or pending legal actions or regulatory matters, if unfavorable, whether in settlement or a judgment, could have a material adverse effect on our financial condition, results of operations, or cash flows for the quarter in which such actions or matters are resolved or a reserve is established.

For example, a former portfolio company, Noble Logistics, Inc. (“Noble”) is a defendant in employment law wage and hour and independent contractor misclassification claims in a purported class action seeking monetary damages, Maximo v. Aspen Contracting California LLC d/b/a/ Noble Logistics, et al., or Maximo. Noble is a debtor in a bankruptcy case under Chapter 11 of the federal bankruptcy code, pending in federal bankruptcy court in Delaware. The claims against Noble asserted in the Maximo case have been stayed by the filing of Noble’s bankruptcy case. A lawsuit brought by plaintiffs Clarence and Sheila Walder against a customer of Noble is also pending in California based on similar facts relating to Noble and claims under California law. The Maximo and Walder plaintiffs have attempted to bring claims against the Company and other former investors in Noble based primarily on allegations that the Company and other investors controlled Noble and were responsible for the misclassification of Noble’s workforce. To date, claims against the Company have been struck by a court or voluntarily dismissed by the plaintiffs in connection with the automatic stay arising in connection with the Noble bankruptcy. While neither the Company nor any of its portfolio companies (other than Noble) are currently defendants in these cases, they may in the future be subject to claims by these plaintiffs or other persons alleging similar claims, or may expend funds on behalf of Noble to defend claims.

While the Company believes it would have valid defenses to potential claims, based on the current claims and facts alleged, and intends to defend any claims vigorously, it may nevertheless expend significant amounts of money in defense costs and expenses. Further, if the Company enters into settlements or suffers an adverse outcome in any litigation, the Company could be required to pay significant amounts. In addition, if any of the Company’s portfolio companies become subject to direct or indirect claims or other obligations, such as defense costs or damages in litigation or settlement, the Company’s investment in such companies could diminish in value and the Company could suffer indirect losses. Further, these matters could cause the Company to expend significant management time and effort in connection with assessment and defense of any claims. No range of potential expenses, costs or damages in connection with these matters can be estimated at this time.

We may not realize gains from our equity investments and other yield enhancements.

When we make a loan, we may receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees. Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we may experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we do recognize may not be sufficient to offset losses we experience on our loan portfolio.

During the fiscal year ended March 31, 2015, we recorded a net realized loss of $0.1 million related to reversal of escrows from previous investment exits. During the fiscal year ended March 31, 2014, we recorded a net realized gain of $8.2 million primarily consisting of a $24.8 million gain on the sale of Venyu Solutions, Inc. (“Venyu”), partially offset by realized losses of $11.4 million and $1.8 million related to the equity sales of Auto Safety House, LLC (“ASH”) and Packerland Whey Products, Inc. (“Packerland”), respectively, and a realized loss of $3.4 million related to the restructuring of Noble. During the fiscal year ended March 31, 2013, we recorded a realized gain of $0.8 million relating to post-closing adjustments on our previous investment exit of A. Stucki Holding Corp. (“A. Stucki”). There can be no guarantees that such realized gains can be achieved in future periods and the impact of such sales on our results of operations in prior periods should not be relied upon as being indicative of performance in future periods. For the years ended March 31, 2015, 2014 and 2013, success fees totaled $1.4 million, $4.2 million and $0.8 million, respectively.

Any cumulative unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

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

Risks Related to Our External Financing

In addition to regulatory limitations on our ability to raise capital, our revolving line of credit contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2015, we had $118.8 million in borrowings outstanding under our fifth amended and restated credit agreement, which provides for maximum borrowings of $185.0 million (our “Credit Facility”), with a revolving period end date of June 26, 2017 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary, Business Investment, to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. Our Credit Facility also generally seeks to restrict distributions on our common stock to the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $202.9 million as of March 31, 2015, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18, as modified by Section 61, of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2015 and as of the date of this filing, we were in compliance with the covenants under our Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.

Given the continued uncertainty in the capital markets, the cumulative net unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the minimum net worth covenant and other covenants under our Credit Facility. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Any inability to renew, extend or replace our Credit Facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

If our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before June 26, 2017. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $250 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the time of its Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding mandatorily redeemable preferred stock, which could potentially require us to sell more assets. In addition to selling assets, or as an alternative, we may issue common equity in order to repay amounts outstanding under our Credit Facility. Based on the recent trading prices of our common stock, such an equity offering may have a substantial dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are able to renew, extend or refinance our Credit Facility prior to maturity, renewal, extension or refinancing, it could potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to common and preferred stockholders.

Because we expect to distribute substantially all of our net investment income, at least 90%, on an annual basis, our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

We completed recent equity offerings of our Series C and Series B Term Preferred Stock in May 2015 and November 2014, respectively; our Series A Term Preferred Stock in March 2012; and our common offerings in March 2015 and in October 2012, and there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•	Senior Securities. We may issue senior securities representing indebtedness (including borrowings under our Credit Facility) and senior securities that are stock, such as our Series A, B, and C Term Preferred Stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock (such as our mandatorily redeemable preferred stock) (collectively, our “Senior Securities”), in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% immediately after each issuance of such Senior Security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue Senior Securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our Senior Securities is not at least 200%. If the aggregate value of our assets declines, we might be unable to satisfy that 200% requirement. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of Senior Securities that is stock.

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or Senior Securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, as we did in March 2015 and October 2012, such sales would result in an immediate dilution to the NAV per common share.

This dilution would occur as a result of the sale of common shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of senior securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding mandatorily redeemable preferred stock.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%

Corresponding return to common stockholder(1)	(21.6)%	(12.8)%	(3.9)%	4.9%	13.8%

(1)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2015, by the assumed rates of return and subtracting all interest on our debt and dividends on our mandatorily redeemable preferred stock expected to be paid or declared during the twelve months following March 31, 2015; and then dividing the resulting difference by our total net assets attributable to Common Stock as of March 31, 2015. Based on $483.5 million in total assets, $118.8 million in debt outstanding at cost, $5.1 million in a secured borrowing, $40.0 million in aggregate liquidation preference of Series A Term Preferred Stock, $41.4 million in aggregate liquidation preference of Series B Term Preferred Stock and $273.4 million in net assets as of March 31, 2015.

Based on an aggregate outstanding indebtedness of $123.9 million at cost as of March 31, 2015, the effective annual interest rate of 4.0% as of that date, and aggregate liquidation preference of our mandatorily redeemable preferred stock of $81.4 million, our investment portfolio at fair value would have had to produce an annual return of at least 2.3% to cover annual interest payments on the outstanding debt and dividends on our mandatorily redeemable preferred stock.

A change in interest rates may adversely affect our profitability and our hedging strategy may expose us to additional risks.

We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income will depend upon the spread between the rate at which we borrow funds and the rate at which we loan these funds. An increase or decrease in interest rates could reduce the spread between the rate at which we invest and the rate at which we borrow, and thus, adversely affect our profitability, if we have not appropriately hedged against such event. Alternatively, our interest rate hedging activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio.

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately 10.0% to be at fixed rates. As of March 31, 2015, based on the total principal balance of debt investments outstanding, our portfolio consisted of 79.9% of loans at variable rates with floors and 20.1% at fixed rates.

We currently hold one interest rate cap agreement for a notional amount of $45.0 million. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement.

Also, the fair value of certain of our debt investments is based in part on the current market yields or interest rates of similar securities. A change in interest rates could have a significant impact on our determination of the fair value of these debt investments. In addition, a change in interest rates could also have an impact on the fair value of our interest rate cap agreements that could result in the recording of unrealized appreciation or depreciation in future periods. Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations. For additional information on interest rate fluctuations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk and Financial Statements and Supplementary Data for additional information on interest rate cap agreements.

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, annual distribution and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our investment company taxable income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount” (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash. Both OID and PIK interest will increase the amounts we are required to distribute to maintain RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Material U.S. Federal Income Tax Considerations—RIC Status.”

From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain and highly contingent, we generally only recognize them as income when the payment is received. Success fee amounts are characterized as ordinary income for tax purposes and, as a result, we are required to distribute such amounts to our stockholders in order to maintain RIC status.

If we do not invest a sufficient portion of our assets in “qualifying assets,” we could fail to qualify as a BDC under the 1940 Act or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in Section 55(a) of the 1940 Act.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility. For additional information regarding qualifying assets, see “Business—Regulation as a BDC — Qualifying Assets.”

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We, and our portfolio companies, are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Business—Material U.S. Federal Income Tax Considerations— RIC Status” and “Business—Regulation as a BDC.”

Provisions of the Delaware General Corporation Law and of our certificate of incorporation and bylaws could restrict a change in control and have an adverse impact on the price of our common stock.

We are subject to provisions of the Delaware General Corporation Law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was either approved in advance by our Board of Directors or ratified by our Board of Directors and stockholders owning two-thirds of our outstanding stock not owned by the acquiring holder. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if the offer may be considered beneficial by some stockholders.

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

We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, chief valuation officer, chief accounting officer, and the employees of the Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, Terry Lee Brubaker and David Dullum for their experience, skills, and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.

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

We are dependent upon the contacts and relationships of the Adviser to provide us with potential investment opportunities.

We depend upon the Adviser to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or members of our investment team fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future. Failure of the Adviser to maintain such relationships or enter into new relationships that would generate additional investment opportunities, could have a material adverse effect on our business.

The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Adviser has the right to resign under the Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our incentive fee may induce the Adviser to make certain investments, including speculative investments.

The management compensation structure that has been implemented under the Advisory Agreement may cause the Adviser to invest in high-risk investments or take other investment risks. In addition to its management fee, the Adviser is entitled under the Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net investment income may lead the Adviser to place undue emphasis on the maximization of net investment income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

We may be obligated to pay the Adviser incentive compensation even if we incur a loss.

The Advisory Agreement entitles the Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter (before deducting incentive fee, net operating losses and certain other items) above a threshold return of 1.75% for that quarter. When calculating our incentive fee, our pre-incentive fee net investment income excludes realized and unrealized losses or depreciation that we may incur in the fiscal quarter, even if such losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net realized or unrealized loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with the Adviser, see “Business — Investment Advisory and Management Agreement.”

We may be required to pay the Adviser incentive compensation on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. During the years ended March 31, 2015, 2014 and 2013, PIK income and any other non-cash income represents less than 1% of total income for the year.

The Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Advisory Agreement would likely adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on the Adviser’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of the Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The senior management team of the Adviser has substantial responsibilities under the Advisory Agreement. In order to grow, the Adviser will need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively would likely have a material adverse effect on our business, financial condition, and results of operations and cash flows.

There are significant potential conflicts of interest, including with the Adviser, which could impact our investment returns.

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of the Adviser and Administrator, Gladstone Investment, Gladstone Commercial and Gladstone Land. In addition,

Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of the Adviser and Administrator, Gladstone Capital, Gladstone Commercial and Gladstone Land. Mr. Dullum, our president and a director, is an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Gladstone affiliate with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. Our Board of Directors approved a revision of our investment objectives and strategies that became effective on January 1, 2013, which may enhance the potential for conflicts in the allocation of investment opportunities to us and other entities managed by the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2015, our Board of Directors has approved the following types of co-investment transactions not under the July 2012 co-invest exemption order we received from the SEC:

•	Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Capital in senior loans in the broadly syndicated market whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•	Additionally, pursuant to an exemptive order granted by the SEC in July 2012, under certain circumstances, we may co-invest with Gladstone Capital and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions included therein.

Certain of our officers, who are also officers of the Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. While neither we nor the Adviser currently receives fees in connection with managerial assistance, the Adviser and Gladstone Securities have, at various times, provided other services to certain of our portfolio companies and received fees for these other services.

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

The Adviser is not obligated to provide credits of the base management fee or incentive fees, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee, based on our gross assets, and an incentive fee, that is based on our income and capital gains. Our Board of Directors has accepted in the past and may accept in the future voluntary, unconditional and irrevocable credits to reduce the annual 2.0% base management fee or the incentive fee, on a quarterly or annual basis. Any fees credited may not be recouped by the Adviser in the future. However, the Adviser is not required to issue these or other credits of fees under the Advisory Agreement. If the Adviser does not issue these credits in the future, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our common stock price.

Our base management fee may induce the Adviser to incur leverage.

The fact that our base management fee is payable based upon our gross assets, which would include any investments made with proceeds of borrowings, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our securities. Given the subjective nature of the investment decisions made by the Adviser on our behalf, we will not be able to monitor this potential conflict of interest.

Risks Related to an Investment in Our Securities

We may experience fluctuations in our quarterly and annual operating results.

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, placing and removing investments on non-accrual status, the degree to which we encounter competition in our markets, the ability to sell investments at attractive terms, the ability to fund and close suitable investments, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of inflation. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There is a risk that you may not receive distributions or that distributions may not grow over time.

Our current intention is to distribute at least 90% of our investment company taxable income to our common stockholders on a quarterly basis by paying monthly common distributions. We expect to retain some or all net realized long-term capital gains by first offsetting them with realized capital losses, and, secondly, through a “deemed distribution” to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains to our common stockholders. In addition, our Credit Facility restricts the amount of distributions we are permitted to make annually. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

Distributions to our common stockholders have included and may in the future include a return of capital.

Our Board of Directors declares monthly common distributions each quarter based on the respective quarter’s estimates of investment company taxable income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our common distributions are based on estimates of investment company taxable income that may differ from actual results, future common distributions payable to our common stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital. A return of capital represents a return of a common stockholder’s original investment in common shares of our stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our common stock by reducing the investor’s tax basis for such common stock. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have a material adverse impact on our ability to make new investments.

The market price of our shares may fluctuate significantly.

The trading price of our common stock and our preferred stock may fluctuate substantially. Due to the volatility and disruptions that have affected the capital and credit markets over the past few years, our stock has experienced greater than usual price volatility.

The market price and marketability of our shares may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include, but are not limited to, the following:

•	general economic trends and other external factors, such as inflation, oil and gas prices, GDP growth;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of RICs, BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in stock index definitions or policies, which may impact an investor’s desire to hold shares of BDCs;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of BDC status;

•	loss of RIC status;

•	changes in our earnings or variations in our operating results;

•	changes and perceived projected changes in prevailing interest rates;

•	changes in the value of our portfolio of investments;

•	any shortfall in our revenue or net income or any increase in losses from levels expected by securities analysts;

•	departure of key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to our shares or BDCs generally;

•	the announcement of proposed, or completed, offerings of our securities, including a rights offering; and

•	loss of a major funding source.

Fluctuations in the trading prices of our shares may adversely affect the liquidity of the trading market for our shares and, if we seek to raise capital through future equity financings, our ability to raise such equity capital.

Common shares of closed-end investment companies frequently trade at a discount from NAV.

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV. During the past year, our common stock has often, and at times significantly, traded below NAV. Subsequent to March 31, 2015, our common stock has traded at discounts of up to 19.9% of our NAV per share, which was $9.18 as of March 31, 2015. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our common shares will fluctuate with market conditions and other factors. If common shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our common shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the common shares will trade at, below or above our NAV. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing common stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional common shares in such circumstances. Thus, for as long as our common stock may trade below NAV we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Common stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share.

At our most recent annual meeting of stockholders on August 7, 2014, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).

We exercised this right with Board of Director approval in March 2015, when we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below our then current NAV of $8.55 per share. Gross proceeds totaled approximately $24.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $23.0 million. The net dilutive effect of the issuance of common stock, net of expenses, below NAV was $0.22 per share of common stock.

We previously exercised this right with our Board of Director’s approval in October 2012, when we completed a public offering of 4.4 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV of $8.65 per share. Gross proceeds totaled approximately $33.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $31.0 million. The net dilutive effect of the issuance of common stock, net of expenses, below NAV was $0.31 per share of common stock.

At the upcoming annual stockholders meeting scheduled for August 6, 2015, we expect that our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has traded consistently, and at times significantly, below NAV. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the NAV per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10% of our common stock at a 5% discount from NAV, an existing common stockholder who did not participate in that offering for its proportionate interest would suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV.

If we fail to pay dividends on our mandatorily redeemable preferred stock for two years, the holders of our preferred stock will be entitled to elect a majority of our directors.

The terms of our three series of mandatorily redeemable preferred stock provide for annual dividends of $1.78125, $1.68750, and $1.62500 per outstanding share of our Series A Term Preferred Stock, Series B Term Preferred Stock and Series C Term Preferred Stock, respectively. In accordance with the terms of each of our three series of mandatorily redeemable term preferred stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of such series of stock will be entitled to elect a majority of our Board of Directors.

Other Risks

Market volatility and the condition of the debt and equity capital markets could negatively impact our financial condition and stock price.

Beginning in the third quarter of 2007, global credit and other financial markets began to suffer substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. If market conditions similar to these were to recur, our assets could experience a similar decline in value, among other negative impacts we could suffer.

Since March 2009, the global credit and other financial market conditions have improved as stability has increased throughout the international financial system and, specifically, in the U.S. economy in which we operate, and many public market indices have experienced positive total returns. However, the macroeconomic environment and recovery from the downturn has been challenging and inconsistent. Instability in the credit markets, the impact of periodic uncertainty regarding the U.S. federal budget, tapering of bond purchases by the U.S. Federal Reserve and debt ceiling, the instability in the geopolitical environment in many parts of the world, sovereign debt conditions in Europe and other disruptions may continue to put pressure on economic conditions in the U.S. and abroad, all of which can have an adverse effect on our business.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of these assets may decrease. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in investment income, net investment income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred from 2008 through 2009 and may experience such effects again in any future downturn or recession.

We could face losses and potential liability if intrusion, viruses or similar disruptions to our technology jeopardize our confidential information, whether through breach of our network security or otherwise.

Maintaining our network security is of critical importance because our systems store highly confidential financial models and portfolio company information. Although we have implemented, and will continue to implement and upgrade, security measures, our technology platform is and will continue to be vulnerable to intrusion, computer viruses or similar disruptive problems caused by transmission from unauthorized users. The misappropriation of proprietary information could expose us to a risk of loss or litigation.

Terrorist attacks, acts of war, or national disasters may affect any market for our stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. See “Risk Factors—Portfolio company-related litigation could result in costs, including defense costs or damages, and the diversion of management time and resources.” While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition, results of operations or cash flows, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ Global Select Market (“NASDAQ”) under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the NASDAQ, the intraday sales prices as a percentage of NAV and quarterly distributions declared per common share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2015 and 2014 represent the cumulative amount of the distributions declared per common share for the months composing such quarter.

	Quarter Ended		Sales Prices		Discount / (Premium) of High to NAV(B)	Discount of Low to NAV(B)	Declared Common Stock Distributions
		NAV(A)	High	Low
FY 2015	6/30/2014	$8.57	$8.39	$7.23	2.1%	15.6%	$0.18
	9/30/2014	8.49	7.77	7.08	8.5	16.6	0.18
	12/31/2014	8.55	7.50	6.72	12.3	21.4	0.23
	3/31/2015	9.18	8.04	6.98	12.4	24.0	0.18
FY 2014	6/30/2013	$8.70	$7.52	$7.02	13.6%	19.3%	$0.15
	9/30/2013	9.12	7.57	6.80	17.0	25.4	0.15
	12/31/2013	8.49	8.06	6.80	5.1	19.9	0.23
	3/31/2014	8.34	8.50	7.35	(1.9)	11.9	0.18

(A)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low intraday sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(B)	The discounts (premiums) set forth in these columns represent the high or low, as applicable, sale prices per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the premium or discount to NAV per share on the date of the high and low intraday sales prices.

As of May 19, 2015, there were 22 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We currently intend to distribute in the form of cash distributions a minimum of 90% of our investment company taxable income, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We intend to retain some or all of our long-term capital gains, if any, but to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases our Board of Directors may choose to distribute our net realized long-term capital gains by paying a one-time, special common distribution.

Our Credit Facility also generally seeks to restrict distributions on our common stock to the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of stock, nor repurchase any of our shares of stock during the fiscal year ended March 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for the fiscal years ended March 31, 2015, 2014, 2013, 2012, and 2011, are derived from our audited accompanying Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our audited accompanying Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT DATA)

	Year Ended March 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Total investment income	$41,643	$36,264	$30,538	$21,242	$26,064
Total expenses net of credits from Adviser	21,746	16,957	14,050	7,499	9,893

Net investment income	19,897	19,307	16,488	13,743	16,171

Net gain (loss) on investments	30,317	(20,636)	791	8,223	268

Net increase (decrease) in net assets resulting from operations	$50,214	$(1,329)	$17,279	$21,966	$16,439

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per common share—basic and diluted(A)	$1.88	$(0.05)	$0.71	$0.99	$0.74
Net investment income before net gain (loss) on investments per common share—basic and diluted(A)	0.75	0.73	0.68	0.62	0.73
Cash distributions declared per common share	0.77	0.71	0.60	0.61	0.48
Statement of Assets and Liabilities Data:
Total assets	$483,521	$330,694	$379,803	$325,297	$241,109
Net assets	273,429	220,837	240,963	198,829	198,829
Net asset value per common share	9.18	8.34	9.10	9.00	9.00
Common shares outstanding	29,775,958	26,475,958	26,475,958	22,080,133	22,080,133
Weighted common shares outstanding—basic and diluted	26,665,821	26,475,958	24,189,148	22,080,133	22,080,133
Senior Securities Data(B):
Total borrowings, at cost(C)	$123,896	$66,250	$94,016	$76,005	$40,000
Mandatorily redeemable preferred stock	81,400	40,000	40,000	40,000	—
Asset coverage ratio(B)	230%	298%	272%	268%	534%
Asset coverage per unit(D)	$2,301	$2,978	$2,725	$2,676	$5,344

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.
(B)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our Senior Securities. Our mandatorily redeemable preferred stock is a Senior Security that is stock.
(C)	Includes borrowings under our Credit Facility, other secured borrowings, and short-term loans, as applicable.
(D)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.

	Year Ended March 31,
	2015	2014	2013	2012	2011
Other Unaudited Data:
Number of portfolio companies	34	29	21	17	17
Average size of portfolio company investment at cost	$14,861	$13,225	$15,544	$15,670	$11,600
Principal amount of new investments	108,197	132,291	87,607	91,298	43,634
Proceeds from loan repayments and investments sold	11,259	83,415	28,424	27,185	97,491
Weighted average yield on investments(A)	12.60%	12.61%	12.51%	12.32%	11.36%
Total return(B)	11.96	24.26	4.73	5.58	38.56

(A)	Weighted average yield on investments equals interest income earned on investments divided by the weighted average interest-bearing principal balance throughout the fiscal year.
(B)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account common dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account common distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition, results of operations or percentage relationships for any future periods. Except per share amounts, dollar amounts in the tables included herein are in thousands unless otherwise indicated.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We seek to avoid investments in high-risk, early stage enterprises. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2015, our investment portfolio was made up of 73% in debt securities and 27% in equity securities, at cost.

We focus on investing in small and medium-sized private businesses in the United States (“U.S.”) that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

In July 2012, the Securities and Exchange Commission (“SEC”) granted us an exemptive order that expanded our ability to co-invest with certain of our affiliates under certain circumstances and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by our external investment adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order. We believe this ability to co-invest has enhanced and will continue to enhance our ability to further our investment objectives and strategies.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or deferred interest provision and are primarily interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called PIK interest.

Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt.

We are externally managed by our investment advisor, Gladstone Management Corporation (the “Adviser”), a SEC registered investment adviser and an affiliate of ours, pursuant to the Advisory Agreement. The Adviser manages our investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (our “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

Our shares of common stock, 7.125% Series A Cumulative Term Preferred Stock (“Series A Term Preferred Stock”), 6.75% Series B Cumulative Term Preferred Stock (“Series B Term Preferred Stock”), and 6.50% Series C Cumulative Term Preferred Stock (“Series C Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GAIN,” “GAINP,” “GAINO,” and “GAINN,” respectively.

Business

Portfolio Activity

While conditions remain challenging, we are seeing many new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. For the fiscal year ended March 31, 2015, we invested a total of $108.2 million in six new deals, resulting in a net expansion in our overall portfolio to 34 portfolio companies and an increase year over year of 28.2% in our portfolio at cost. These new investments, along with our capital raising efforts discussed below, have allowed us to invest $419.0 million in 25 new debt and equity deals since October 2010. For the fiscal year ended March 31, 2015, our new investments consisted of approximately 78.3% senior and subordinated secured term loans and 21.7% equity investments, based on the originating principal balances, respectively.

Generally, the majority of our debt securities in our portfolio, have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until they are received in cash. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of March 31, 2015, we had unrecognized success fees of $24.3 million, or $0.82 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized our success fee receivable and related income in our accompanying Consolidated Financial Statements.

The improved investing environment has presented us with an opportunity to realize gains and other income from four management-supported buyout liquidity events since June 2010, and in the aggregate, these four liquidity events have generated $54.4 million in realized gains and $13.1 million in other income, for a total increase to our net assets of $67.5 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. With the four liquidity events that resulted in realized gains since June 2010, we have nearly overcome our cumulative realized losses since inception that were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution 50.0% since March 2011 and allowed us to declare and pay a special distribution of $0.03 per common share in fiscal year 2012, $0.05 per common share in November 2013, and $0.05 per common share in December 2014.

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through extensions and increases to our revolving line of credit and by accessing the capital markets in the form of public offerings of stock. We have successfully extended our Credit Facility’s revolving period multiple times, most recently to June 2017, and increased the commitment from $60.0 million to $185.0 million (with a total commitment of $250.0 million through additional commitments of new or existing lenders). Additionally, we issued approximately 1.7 million shares of our Series B Term Preferred Stock for gross proceeds of $41.4 million in November 2014, approximately 3.8 million shares of common stock for gross proceeds of $28.1 million in March and April 2015, and approximately 1.6 million shares of our Series C Term Preferred Stock for gross proceeds of $40.3 million in May 2015. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable term preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

Although we were able to access the capital markets during 2014 and 2015, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. On May 19, 2015, the closing market price of our common stock was $7.54, which represented a 17.9% discount to our March 31, 2015 net asset value (“NAV”) per share of $9.18. When our common stock trades below NAV, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2014 Annual Meeting of Stockholders held on August 7, 2014, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. This August 2014 stockholder authorization is in effect for one year from the date of stockholder approval. With our Board of Directors’ subsequent approval, we issued shares of our common stock in March and April 2015 at a price per share below the then current NAV per share. We sought and obtained stockholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2012, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock (collectively the “Senior Securities”). As of March 31, 2015, our asset coverage ratio was 229.9%.

Investment Highlights

For the fiscal year ended March 31, 2015, we disbursed $108.2 million in new debt and equity investments and extended $24.7 million of investments to existing portfolio companies through revolver draws or additions to term notes. From our initial public offering in June 2005 through March 31, 2015, we have made 237 investments in 113 companies for a total of approximately $1.1 billion, before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the fiscal year ended March 31, 2015, the following significant transactions occurred:

•	In May 2014, NDLI, Inc. (“NDLI”), one of our portfolio companies, completed the purchase of certain of Noble Logistics, Inc.’s assets, one of our other portfolio companies, out of bankruptcy.

•	In August 2014, we made a $1.8 million equity investment in Roanoke Industries Corp. (“Roanoke”), formerly known as Tread Real Estate Corp., which purchased the building owned by another one of our portfolio companies, Tread Corporation (“Tread”). This building has subsequently been leased back to Tread.

•	In September 2014, we invested $20.2 million in Cambridge Sound Management, Inc. (“Cambridge”) through a combination of secured debt and equity. Cambridge, based in Waltham, Massachusetts, is the developer of sound systems and solutions.

•	In October 2014, we invested $24.4 million in Old World through a combination of secured debt and equity. Old World, headquartered in Spokane, Washington, is a designer and distributor of an extensive collection of blown glass Christmas ornaments, table top figurines, vintage-style light covers and nostalgic greeting cards into the independent gift channel.

•	In December 2014, we invested $19.6 million in B+T Group Acquisition Inc. (“B+T”) through a combination of secured debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. Gladstone Capital also participated as a co-investor by providing $8.4 million of debt and equity financing at the same price and terms as our investment.

•	In December 2014, B-Dry, LLC (“B-Dry”) was restructured, resulting in $2.0 million of secured debt being converted into preferred equity.

•	In March 2015, we invested $10.8 million in Logo Sportswear, Inc. (“Logo”) through a combination of secured debt and equity. Logo, headquartered in Cheshire, Connecticut, is an online provider of user-customized uniforms and apparel for teams, leagues, schools, businesses and organizations.

•	In March 2015, we invested $32.0 million in Counsel Press, Inc. (“Counsel Press”) through a combination of secured debt and equity. Counsel Press, headquartered in New York, New York, provides expert assistance in preparing, filing, and serving appeals in state and federal appellate courts nationwide and several international tribunals.

Recent Developments

Registration Statement

On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement on Form N-2 (File No. 333-181879), and subsequently filed a Post-Effective Amendment No. 4 to the registration statement on September 2, 2014, which the SEC declared effective on September 4, 2014. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through a combined offering of two or more of such securities. We currently have the ability to issue up to $117.3 million in securities under the registration statement.

Credit Facility Extension and Expansion

In June 2014, we, through our wholly-owned subsidiary, Gladstone Business Investment (“Business Investment”), entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with Key Equipment Finance, a division of KeyBank National Association (“KeyBank”) as administrative agent, lead arranger and lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended 14 months to June 26, 2017. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

In September 2014, we further increased our borrowing capacity under our Credit Facility from $105.0 million to $185.0 million (with a total commitment up to $250.0 million through additional commitments of new or existing lenders) by entering into Joinder Agreements pursuant to our Credit Facility, by and among Business Investment, KeyBank, the Adviser and other lenders. We incurred fees of $1.3 million in connection with this expansion, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017. Refer to “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility

Term Preferred Stock Offerings

In November 2014, we completed a public offering of 1,656,000 shares of our Series B Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $39.7 million.

In May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $38.6 million. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our recently issued mandatorily redeemable preferred stock.

Executive Officers

On January 9, 2015, David Watson resigned as the Company’s chief financial officer and treasurer. On January, 13, 2015, our Board of Directors accepted Mr. Watson’s resignation and appointed Melissa Morrison, Gladstone Capital’s chief financial officer and treasurer, as the Company’s chief financial officer and treasurer. On April 14, 2015, our Board of Directors appointed Julia Ryan as the Company’s chief accounting officer.

Common Stock Offering

In March 2015, we completed a public offering of 3.3 million shares of our common stock. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $23.0 million. In April 2015, the underwriters fully exercised their overallotment option to purchase approximately 0.5 million additional shares of our common stock, resulting in net proceeds, after deducting underwriting discounts and offering expenses borne by us, of approximately $3.5 million. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2015, to the Fiscal Year Ended March 31, 2014

	For the Fiscal Years Ended March 31,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$36,685	$30,460	$6,225	20.4%
Other income	4,958	5,804	(846)	(14.6)

Total investment income	41,643	36,264	5,379	14.8

EXPENSES
Base management fee	7,569	6,207	1,362	21.9
Loan servicing fee	4,994	4,326	668	15.4
Incentive fee	4,975	3,983	992	24.9
Administration fee	932	863	69	8.0
Interest and dividend expense	7,460	4,925	2,535	51.5
Amortization of deferred financing costs	1,329	1,024	305	29.8
Other	2,329	2,264	65	2.9

Total expenses before credits from Adviser	29,588	23,592	5,996	25.4
Credits to fees from Adviser	(7,842)	(6,635)	(1,207)	(18.2)

Total expenses, net of credits to fees	21,746	16,957	4,789	28.2

NET INVESTMENT INCOME	19,897	19,307	590	3.1

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on investments	(73)	8,241	(8,314)	(100.9)
Net realized loss on other	—	(29)	29	100.0
Net unrealized appreciation (depreciation) of investments	29,940	(29,206)	59,146	NM
Net unrealized depreciation of other	450	358	92	25.7

Net realized and unrealized gain (loss) on investments and other	30,317	(20,636)	50,953	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$50,214	$(1,329)	$51,543	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.75	$0.73	$0.02	2.7%

Net increase (decrease) in net assets resulting from operations	$1.88	$(0.05)	$1.93	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 14.8% for the year ended March 31, 2015, as compared to the prior year. This increase was due to an increase in interest income, which resulted primarily from an increase in the size of our portfolio during the year ended March 31, 2015, partially offset by a decline in other income for the same period. This decline in other income was primarily a result of success fees and dividend income related to the exit of Venyu, which were recorded during the year ended March 31, 2014, but did not recur in the year ended March 31, 2015.

Interest income from our investments in debt securities increased 20.4% for the year ended March 31, 2015, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2015, was approximately $292.2 million, compared to approximately $241.5 million for the prior year. This increase was primarily due to approximately $84.7 million in new debt investments originated after March 31, 2014, including Roanoke, Cambridge, Old World, B+T, Logo, and Counsel Press.

At March 31, 2015, the loans of one portfolio company, Tread, were on non-accrual status, with an aggregate weighted average principal balance of $11.6 million during the year ended March 31, 2015. These loans had an aggregate weighted average principal balance of $11.9 million during the year ended March 31, 2014. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% for both years ended March 31, 2015 and 2014. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the year ended March 31, 2015 decreased 14.6% from the prior year. During the year ended March 31, 2015, other income primarily consisted of $2.6 million and $0.6 million of dividend income received from Mathey Investments, Inc. (“Mathey”) and Drew Foam Company, Inc. (“Drew Foam”), respectively, and $0.5 million resulting from prepaid success fees received from SOG Specialty Knives and Tools, LLC (“SOG”). During the year ended March 31, 2014, other income primarily consisted of a combined $3.3 million in success fee and dividend income received in connection with the exit of Venyu, $0.8 million and $0.2 million in success and prepayment fees resulting from payoffs from Channel Technologies Group, LLC (“Channel”) and Cavert II Holding Corp. (“Cavert”), respectively, and SOG’s and Frontier Packaging, Inc.’s (“Frontier’s”) elections to prepay success fees of $0.5 million and $0.2 million, respectively.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective fiscal years:

	As of March 31, 2015		Year Ended March 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc. (A)	$31,995	6.9%	$9	0.0%
SOG Specialty Knives & Tools, LLC	31,851	6.8	2,657	6.4
Funko, LLC	25,008	5.4	991	2.4
Acme Cryogenics, Inc.	23,019	4.9	1,691	4.1
Old World Christmas, Inc. (A)	22,427	4.8	1,060	2.5

Subtotal—five largest investments	134,300	28.8	6,408	15.4
Other portfolio companies	331,753	71.2	35,235	84.6

Total investment portfolio	$466,053	100.0%	$41,643	100.0%

	As of March 31, 2014		Year Ended March 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$26,639	8.5%	$3,157	8.7%
Acme Cryogenics, Inc.	25,776	8.2	1,691	4.7
Galaxy Tool Holding, Inc.	18,512	5.9	2,124	5.9
Ginsey Home Solutions, Inc.	16,132	5.1	1,786	4.9
Edge Adhesives Holdings, Inc. (A)	15,969	5.1	142	0.4

Subtotal—five largest investments	103,028	32.8	8,900	24.6
Other portfolio companies	211,365	67.2	27,364	75.4

Total investment portfolio	$314,393	100.0%	$36,264	100.0%

(A)	New investment during the applicable year.

Expenses

Total expenses, net of any voluntary, irrevocable and non-contractual credits from the Adviser, increased 28.2% for the year ended March 31, 2015, as compared to the prior year period, primarily due to an increase in the net base management fee, incentive fee and interest and dividend expense, as compared to the prior year.

The net base management fee increased for the fiscal year ended March 31, 2015, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. An incentive fee of $5.0 million was earned by the Adviser during the fiscal year ended March 31, 2015, compared to an incentive fee of $4.0 million for the prior year.

The base management fee, loan servicing fee, incentive fee, and their related unconditional and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4 – Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2015	2014
Average total assets subject to base management fee(A)	$378,450	$310,350
Multiplied by annual base management fee of 2%	2.0%	2.0%
Base management fee(B)	7,569	6,207
Credits to fees from Adviser—other(B)	(2,848)	(2,309)

Net base management fee	$4,721	$3,898

Loan servicing fee(B)	4,994	4,326
Credits to base management fee — loan servicing fee(B)	(4,994)	(4,326)

Net loan servicing fee	$—	$—

Incentive fee(B)	4,975	3,983
Credits to fees from Adviser — other(B)	—	—

Net incentive fee	$4,975	$3,983

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Interest and dividend expense increased 51.5% for the year ended March 31, 2015, as compared to the prior year, primarily due to increased average borrowings under our Credit Facility. The weighted average balance outstanding on our Credit Facility during the fiscal year ended March 31, 2015, was $79.2 million, as compared to $34.6 million in the prior year. The increase in average borrowings under our Credit Facility was partially offset by a decrease in the interest rate due to an amendment of our Credit Facility that occurred in June 2014. Dividends on mandatorily redeemable preferred stock increased as a result of the issuance of $41.4 million of our Series B Term Preferred Stock in November 2014.

Realized and Unrealized Gain (Loss)

Realized Gain (Loss) on Investments

During the year ended March 31, 2015, we recorded minimal realized activity. During the year ended March 31, 2014, we recorded a net realized gain of $8.2 million consisting of a $24.8 million gain on the Venyu sale, partially offset by realized losses of $11.4 million and $1.8 million related to the equity sales of ASH and Packerland, respectively, and realized losses of $3.4 million related to the restructuring of Noble.

Net Unrealized Appreciation (Depreciation) of Investments

During the year ended March 31, 2015, we recorded net unrealized appreciation of investments in the aggregate amount of $29.9 million.

The realized loss and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2015, were as follows:

	Twelve Months Ended March 31, 2015
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Funko, LLC	$—	$13,090	$—	$13,090
SOG Specialty Knives & Tools, LLC	—	5,211	—	5,211
Drew Foam Company, Inc.	—	4,994	—	4,994
Jackrabbit, Inc.	—	4,575	—	4,575
NDLI Inc.	—	4,397	—	4,397
Ginsey Home Solutions, Inc.	—	3,904	—	3,904
Mathey Investments, Inc.	—	2,735	—	2,735
Cambridge Sound Management, LLC	—	2,698	—	2,698
Alloy Die Casting Corp.	—	2,068	—	2,068
Tread Corp.	—	1,896	—	1,896
Frontier Packaging, Inc.	—	1,816	—	1,816
SBS, Industries, LLC	—	1,746	—	1,746
Behrens Manufacturing, LLC	—	692	—	692
Old World Christmas, Inc.	—	477	—	477
Quench Holdings Corp.	—	375	—	375
B+T Group Acquisition Inc.	—	344	—	344
Edge Adhesives Holdings, Inc.	—	(274)	—	(274)
Meridian Rack & Pinion, Inc.	—	(411)	—	(411)
D.P.M.S., Inc.	—	(605)	—	(605)
Country Club Enterprises, LLC	—	(806)	—	(806)
Channel Technologies Group, LLC	—	(807)	—	(807)
Galaxy Tool Holding Corp.	—	(2,992)	—	(2,992)
Acme Cryogenics, Inc.	—	(3,881)	—	(3,881)
B-Dry, LLC	—	(4,081)	—	(4,081)
Mitchell Rubber Products, Inc.	—	(7,178)	—	(7,178)
Other, net (<$250 Net)	(73)	(43)	—	(116)

Total	$(73)	$29,940	$—	$29,867

The primary reason for the change in our net unrealized appreciation of $29.9 million for the year ended March 31, 2015, was an increase in the equity valuations of Funko, SOG, Drew Foam, Jackrabbit, Inc. (“Jackrabbit”), and NDLI, due to an increase in the portfolio companies’ performance and an increase in certain comparable multiples used to estimate the fair value of our investments. This was partially offset by decreased performance in several of our portfolio companies.

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

	Year Ended March 31, 2014
Portfolio Company	Realized Gain (Loss)	Unrealized (Depreciation) Appreciation	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,798	$(1,596)	$(17,374)	$5,828
Auto Safety House, LLC (B)	(11,402)	4,925	11,410	4,933
Quench Holdings Corp.	—	3,377	—	3,377
Frontier Packaging, Inc.	—	1,712	—	1,712
Channel Technologies Group, LLC	—	2,187	(583)	1,604
B-Dry, LLC	—	1,555	—	1,555
Funko, LLC	—	1,113	—	1,113
Packerland Whey Products, Inc. (C)	(1,764)	(369)	2,500	367
Tread Corp.	—	(735)	—	(735)
Mathey Investments, Inc.	—	(922)	—	(922)
D.P.M.S., Inc.	—	(1,229)	—	(1,229)
Star Seed, Inc.	—	(1,406)	—	(1,406)
Acme Cryogenics, Inc.	—	(1,564)	—	(1,564)
Jackrabbit, Inc.	—	(1,687)	—	(1,687)
Mitchell Rubber Products, Inc.	—	(2,016)	—	(2,016)
Alloy Die Casting Corp.	—	(2,111)	—	(2,111)
Galaxy Tool Holding Corp.	—	(2,364)	—	(2,364)
Drew Foam Company, Inc.	—	(2,837)	—	(2,837)
Noble Logistics, Inc. (D)	(3,432)	(2,989)	3,432	(2,989)
SOG Specialty Knives & Tools, LLC	—	(3,183)	—	(3,183)
Precision Southeast, Inc.	—	(3,227)	—	(3,227)
Schylling, Inc.	—	(3,853)	—	(3,853)
Ginsey Home Solutions, Inc.	—	(5,702)	—	(5,702)
SBS, Industries, LLC	—	(5,823)	—	(5,823)
Other, net (<$250 Net)	41	328	(175)	194

Total	$8,241	$(28,416)	$(790)	$(20,965)

(A)	Venu was sold in August 2013.
(B)	ASH equity investment was sold in October 2013.
(C)	Packerland equity investment was sold in November 2013.
(D)	Noble was restructured in February 2014.

The primary changes in our net unrealized depreciation for the year ended March 31, 2014, were due to decreased equity valuations in several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded approximately $1.0 million of net unrealized appreciation on our debt positions and $28.9 million of net unrealized appreciation on our equity holdings for the year ended March 31, 2015. At March 31, 2015, the fair value of our investment portfolio was less than our cost basis by approximately $39.2 million, as compared to $69.1 million at March 31, 2014, representing net unrealized appreciation of $29.9 million for the year ended March 31, 2015. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 92.2% of cost as of March 31, 2015. The unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Realized Loss on Other

For the year ended March 31, 2014, we recorded a net realized loss of $29, due to the expiration of interest rate cap agreements. For the year ended March 31, 2015, no such amounts were incurred.

Net Unrealized Depreciation on Other

For the years ended March 31, 2015 and 2014, we recorded $0.5 million and $0.4 million, respectively, of net unrealized depreciation on our Credit Facility recorded at fair value.

Comparison of the Fiscal Year Ended March 31, 2014, to the Fiscal Year Ended March 31, 2013

	For the Fiscal Years Ended March 31,
	2014	2013	$ Change	% Change
INVESTMENT INCOME
Interest income	$30,460	$24,798	$5,662	22.8%
Other income	5,804	5,740	64	1.1

Total investment income	36,264	30,538	5,726	18.8

EXPENSES
Base management fee	6,207	5,412	795	14.7
Loan servicing fee	4,326	3,725	601	16.1
Incentive fee	3,983	2,585	1,398	54.1
Administration fee	863	785	78	9.9
Interest and dividend expense	4,925	3,977	948	23.8
Amortization of deferred financing costs	1,024	791	233	29.5
Other	2,264	1,828	436	23.9

Total expenses before credits from Adviser	23,592	19,103	4,489	23.5
Credits to fees from Adviser	(6,635)	(5,053)	(1,582)	(31.3)

Total expenses, net of credits to fees	16,957	14,050	2,907	20.7

NET INVESTMENT INCOME	19,307	16,488	2,819	17.1

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized gain on investments	8,241	843	7,398	877.6
Net realized loss on other	(29)	(41)	12	29.3
Net unrealized (depreciation) appreciation of investments	(29,206)	804	(30,010)	NM
Net unrealized depreciation (appreciation) of other	358	(815)	1,173	NM

Net realized and unrealized (loss) gain on investments and other	(20,636)	791	(21,427)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,329)	$17,279	$(18,608)	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.73	$0.68	$0.05	7.4%

Net (decrease) increase in net assets resulting from operations	(0.05)	0.71	(0.76)	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 18.8% for the year ended March 31, 2014, as compared to the prior year. This increase was primarily due an increase in interest income in the year ended March 31, 2014, as a result of an increase in the size of our loan portfolio and holding higher-yielding debt investments.

Interest income from our investments in debt securities increased 22.8% for the year ended March 31, 2014, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2014, was approximately $241.5 million, compared to approximately $198.1 million for the prior year. This increase was primarily due to $125.6 million in new investments originated after March 31, 2013, including Jackrabbit, Funko, Star Seed, Schylling, Inc. (“Schylling”), Alloy Die Casting Corp. (“ADC”), Behrens Manufacturing, LLC (“Behrens”), Meridian Rack & Pinion, Inc. (“Meridian”), Head Country Food Products, Inc. (“Head Country”) and Edge Adhesives Holdings Inc. (“Edge”), partially offset by the exit of Venyu and the repayment of debt investments of Cavert and Channel.

As of March 31, 2014, our loans to Tread were on non-accrual. ASH, which was on non-accrual as of September 30, 2013, was sold to certain members of its existing management team in October 2013. As a result of the sale, we retained a $5.0 million accruing revolving credit facility in ASH, which is no longer on non-accrual. The non-accrual aggregate weighted average principal balance was $19.9 million during the year ended March 31, 2014. As of March 31, 2013, loans to two portfolio companies, ASH and Tread, were on non-accrual, with an aggregate weighted average principal balance of $20.5 million during the year ended March 31, 2013. Tread was put on non-accrual and Country Club Enterprises, LLC (“CCE”) was taken off non-accrual during the three months ended December 31, 2012. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and excluding receipts recorded as other income, for the year ended March 31, 2014, was 12.6%, compared to 12.5% for the prior year.

Other income for the year ended March 31, 2014 remained relatively unchanged from the prior year. During the year ended March 31, 2014, other income primarily consisted of a combined $3.3 million in success fee and dividend income received in connection with the exit of Venyu, $0.8 million and $0.2 million in success and prepayment fees resulting from payoffs from Channel and Cavert, respectively, and SOG’s and Frontier’s elections to prepay success fees of $0.5 million and $0.2 million, respectively. During the year ended March 31, 2013, other income primarily consisted of $4.1 million of dividend income from the Galaxy Tool Holding Corp. (“Galaxy”) recapitalization, $0.7 million in dividend income received on preferred shares of Acme, and Mathey’s and Cavert’s elections to each prepay $0.4 million of success fees.

The following table lists the investment income for our five largest portfolio company investments at fair value during the respective fiscal years:

	As of March 31, 2014		Year Ended March 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives and Tools, LLC	$26,639	8.5%	$3,157	8.7%
Acme Cryogenics, Inc.	25,776	8.2	1,691	4.7
Galaxy Tool Holding, Inc.	18,512	5.9	2,124	5.9
Ginsey Home Solutions, Inc.	16,132	5.1	1,786	4.9
Edge Adhesives Holdings, Inc. (A)	15,969	5.1	142	0.4

Subtotal—five largest investments	103,028	32.8	8,900	24.6
Other portfolio companies	211,365	67.2	27,364	75.4

Total investment portfolio	$314,393	100.0%	$36,264	100.0%

	As of March 31, 2013		Year Ended March 31, 2013
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Venyu Solutions, Inc. (B)	$43,970	15.4%	$2,502	8.2%
SOG Specialty Knives and Tools, LLC	29,822	10.4	2,657	8.7
Acme Cryogenics, Inc.	27,340	9.5	2,368	7.8
Ginsey Home Solutions, Inc.(A)	21,833	7.6	1,331	4.4
Galaxy Tool Holding, Inc.(C)	20,876	7.3	4,711	15.4

Subtotal—five largest investments	143,841	50.2	13,569	44.5
Other portfolio companies	142,641	49.8	16,969	55.5

Total investment portfolio	$286,482	100.0%	$30,538	100.0%

(A)	New investment during the applicable year.
(B)	Venyu was sold in August 2013.
(C)	Investment income includes $4.1 million non-cash dividend recognized from recapitalization.

Expenses

Total expenses, excluding any voluntary, irrevocable and non-contractual credits from the Adviser, increased 23.4% for the year ended March 31, 2014, as compared to the prior year, primarily due to an increase in the base management fee, incentive fee, and interest expense, as compared to the prior year.

The base management fee increased for the year ended March 31, 2014, as compared to the prior year, as a result of the increased size of our portfolio. Additionally, a net incentive fee of $3.9 million was earned by the Adviser during the fiscal year ended March 31, 2014, compared to $2.4 million for the prior year. The base management fee, loan servicing fee, and incentive fee, and their related unconditional and irrevocable voluntary credits, are computed quarterly, as described under

“Investment Advisory and Management Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2014	2013
Average total assets subject to base management fee(A)	$310,350	$270,600
Multiplied by annual base management fee of 2%	2.0%	2.0%

Base management fee(B)	6,207	5,412
Credits to fees from Adviser-other(B)	(2,309)	(1,107)

Net base management fee	$3,898	$4,305

Loan servicing fee(B)	4,326	3,725
Credits to base management fee-loan servicing fee(B)	(4,326)	(3,725)

Net loan servicing fee	$—	$—

Incentive fee(B)	3,983	2,585
Credits to fees from Adviser-other(B)	—	(221)

Net Incentive fee	$3,983	$2,364

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations. For the year ended March 31, 2013, the credits to incentive fee and the credits to base management fee are combined into one line item, Credits to fees from Adviser-other, on the accompanying Consolidated Statement of Operations.

Interest and dividend expense increased 23.8% for the fiscal year ended March 31, 2014, as compared to the prior year, primarily due to increased commitment (unused) fees related to the expansion of our Credit Facility from $60 million to $105 million and increased average borrowings under our Credit Facility. The average balance outstanding on our Credit Facility during the fiscal year ended March 31, 2014, was $34.6 million, as compared to $15.5 million in the prior year.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the fiscal year ended March 31, 2014, we recorded a net realized gain of $8.2 million consisting of a $24.8 million gain on the Venyu sale, partially offset by the realized losses of $11.4 million and $1.8 million related to the equity sales of ASH and Packerland, respectively, and the realized loss of $3.4 million related to the restructuring of Noble. During the year ended March 31, 2013, we recorded a realized gain of $0.8 million relating to post-closing adjustments on the previous investment exit of A. Stucki.

Net Unrealized Appreciation (Depreciation) of Investments

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

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2014, were as follows:

	Year Ended March 31, 2014
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.(A)	$24,798	$(1,596)	$(17,374)	$5,828
Auto Safety House, LLC (B)	(11,402)	4,925	11,410	4,933
Quench Holdings Corp.	—	3,377	—	3,377
Frontier Packaging, Inc.	—	1,712	—	1,712
Channel Technologies Group, LLC	—	2,187	(583)	1,604
B-Dry, LLC	—	1,555	—	1,555
Funko, LLC	—	1,113	—	1,113
Packerland Whey Products, Inc. (C)	(1,764)	(369)	2,500	367
Tread Corp.	—	(735)	—	(735)
Mathey Investments, Inc.	—	(922)	—	(922)
D.P.M.S., Inc.	—	(1,229)	—	(1,229)
Star Seed, Inc.	—	(1,406)	—	(1,406)
Acme Cryogenics, Inc.	—	(1,564)	—	(1,564)
Jackrabbit, Inc.	—	(1,687)	—	(1,687)
Mitchell Rubber Products, Inc.	—	(2,016)	—	(2,016)
Alloy Die Casting Corp.	—	(2,111)	—	(2,111)
Galaxy Tool Holding Corp.	—	(2,364)	—	(2,364)
Drew Foam Company, Inc.	—	(2,837)	—	(2,837)
Noble Logistics, Inc. (D)	(3,432)	(2,989)	3,432	(2,989)
SOG Specialty Knives & Tools, LLC	—	(3,183)	—	(3,183)
Precision Southeast, Inc.	—	(3,227)	—	(3,227)
Schylling, Inc.	—	(3,853)	—	(3,853)
Ginsey Home Solutions, Inc.	—	(5,702)	—	(5,702)
SBS, Industries, LLC	—	(5,823)	—	(5,823)
Other, net (<$250 Net)	41	328	(175)	194

Total	$8,241	$(28,416)	$(790)	$(20,965)

(A)	Venyu was sold in August 2013.
(B)	ASH equity investment was sold in October 2013.
(C)	Packerland equity investment was sold in November 2013.
(D)	Noble was restructured in February 2014.

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

During the year ended March 31, 2013, we recorded net unrealized depreciation on investments in the aggregate amount of $0.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2013, were as follows:

	Year Ended March 31, 2013
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.	$—	$20,640	$—	$20,640
Galaxy Tool Holdings, Inc.	—	12,057		12,057
Country Club Enterprises, LLC	—	7,467	—	7,467
Mathey Investments, Inc.	—	1,653	—	1,653
Precision Southeast, Inc.	—	1,594	—	1,594
SBS, Industries, LLC	—	1,238	—	1,238
A. Stucki Holding Corp.	861	—	—	861
Drew Foam Company, Inc.	—	750	—	750
SOG Specialty Knives & Tools, LLC	—	(273)	—	(273)
Ginsey Home Solutions, Inc.	—	(618)	—	(618)
Frontier Packaging, Inc.	—	(872)	—	(872)
Quench Holdings Corp.	—	(944)	—	(944)
Acme Cryogenics, Inc.	—	(962)	—	(962)
Channel Technologies Group, LLC	—	(1,288)	—	(1,288)
Auto Safety House, LLC	—	(1,458)	—	(1,458)
Mitchell Rubber Products, Inc.	—	(1,762)	—	(1,762)
Packerland Whey Products, Inc.	—	(2,131)	—	(2,131)
B-Dry, LLC	—	(3,953)	—	(3,953)
Noble Logistics, Inc.	—	(6,420)	—	(6,420)
D.P.M.S., Inc.	—	(8,225)	—	(8,225)
Tread Corp.	—	(15,930)	—	(15,930)
Other, net (<$250 Net)	(18)	241	—	223

Total	$843	$804	$—	$1,647

The primary changes in our net unrealized appreciation for the fiscal year ended March 31, 2013, were due to notable unrealized appreciation of our equity investment in Venyu, primarily due to increased portfolio company performance and an increase in certain comparable multiples used to estimate the fair value. We also experienced notable appreciation in our investments in Galaxy and CCE, primarily due to increased portfolio company performance. This unrealized appreciation was partially offset by notable depreciation of our debt investments in D.P.M.S., Inc. (d/b/a Danco Acquisition Corp.) (“Danco”) and in our debt and equity investments in Tread, Noble and B-Dry, LLC (“B-Dry”), primarily due to decreased portfolio company performance and, to a lesser extent, a decrease in certain comparable multiples used to estimate the fair value of our investments.

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

Realized Loss on Other

For the years ended March 31, 2014 and 2013, we recorded a net realized loss of $29 and $41, respectively, due to the expiration of interest rate cap agreements in each year.

Net Unrealized Depreciation (Appreciation) on Other

For the years ended March 31, 2014 and 2013, we recorded $0.4 million of net unrealized depreciation and $0.9 million of net unrealized appreciation, respectively, on our Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from cash collections of interest and dividend payments from our portfolio companies, as well as cash proceeds received through repayments of debt investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our three series of mandatorily redeemable preferred stock, management fees to the Adviser, and for other operating expenses. Net cash used in operating activities for the year ended March 31, 2015, was approximately $97.6 million, as compared to $33.6 million for the year ended March 31, 2014. This increase in cash used in operating activities was primarily due to a decrease in principal repayments and proceeds from the sale of investments year over year. Repayments and proceeds from the sale of investments totaled $11.3 million during the year ended March 31, 2015, compared to $83.4 million during the year ended March 31, 2014, largely due to our exit of Venyu in August 2013, which resulted in sale proceeds of $30.8 million and principal repayments of $19.0 million.

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

As of March 31, 2015, we had equity investments in or loans to 34 private companies with an aggregate cost basis of approximately $505.3 million. As of March 31, 2014, we had equity investments in or loans to 29 private companies with an aggregate cost basis of approximately $383.5 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2015 and 2014:

	Years Ended March 31,
	2015	2014
Beginning investment portfolio, at fair value	$314,393	$286,482
New investments	108,197	125,567
Disbursements to existing portfolio companies	24,705	6,636
Increase in investment balance due to PIK	78	88
Scheduled principal repayments	(878)	(110)
Unscheduled principal repayments	(10,382)	(51,718)
Proceeds from sales	—	(31,587)
Net realized gain	—	8,241
Net unrealized appreciation (depreciation)	29,940	(28,416)
Reversal of net unrealized appreciation	—	(790)

Ending Investment Portfolio, at Fair Value	$466,053	$314,393

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2015:

		Amount
For the fiscal years ending March 31:	2016	$19,567
	2017	43,861
	2018	100,316
	2019	81,681
	2020	115,403
	Thereafter	9,618

	Total contractual repayments	$370,446
	Investments in equity securities	134,812

	Total Cost Basis of Investments Held as of March 31, 2015:	$505,258

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2015, was approximately $97.9 million, which consisted primarily of $41.4 million of proceeds from the issuance of our Series B Term Preferred Stock, $23.0 million of net proceeds from the issuance of additional shares of our common stock, and $57.5 million of net borrowings on our Credit Facility, partially offset by $20.6 million in distributions to common stockholders. Net cash used in financing activities for the year ended March 31, 2014, was $47.7 million and consisted primarily of net repayments of our short-term borrowings of $58.0 million and distributions to common stockholders of $18.8 million, partially offset by $30.3 million in net borrowings from our Credit Facility.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our investment company taxable income. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared and we paid monthly cash distributions of $0.06 per common share for each month during the year ended March 31, 2015, as well as a special distribution of $0.05 in December 2014. In April 2015, our Board of Directors also declared a monthly distribution of $0.0625 per common share for each of April, May, and June 2015, which is a 4.2% run rate increase on a monthly basis. Our Board of Directors declared these distributions based on estimates of taxable income for the fiscal year ending March 31, 2016.

For federal income tax purposes, we determine the tax characterization of our common distributions as of the end of our fiscal year based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. The characterization of the common stockholder distributions declared and paid for the year ending March 31, 2016 will be determined after the 2016 fiscal year end based upon our taxable income for the full year and distributions paid during the full year. Such a characterization made on a quarterly basis may not be representative of the actual full year characterization.

For the year ended March 31, 2015, distributions to common stockholders totaled of $20.6 million and were less than our taxable income for the same year, when also considering prior year spillover amounts under Section 855(a) of the Code. In addition, we recorded a $0.6 million adjustment for estimated book-tax differences, which decreased capital in excess of par value and increased net investment income in excess of distributions. At March 31, 2015, we elected to treat $4.0 million of the first distribution paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. For the year ended March 31, 2014, distributions to common stockholders totaled $18.8 million and were less than our taxable income for the same year, when also considering prior year spillover amounts under Section 855(a) of the Code. At March 31, 2014, we elected to treat $3.9 million of the first distribution paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1484375 per share to holders of our Series A Term Preferred Stock for each month during the year ended March 31, 2015. For the year ended March 31, 2015, our Board of Directors declared and we paid dividends for the pro-rated month of November 2014 and for each full month from December 2014 through March 31, 2015 in aggregate of $0.703125 per share to our holders of Series B Term Preferred Stock. In April 2015, our Board of Directors also declared a monthly dividend of $0.1484375 and $0.140625 per preferred share for each of April, May, and June 2015 to the holders of our Series A Term Preferred Stock and Series B Term Preferred Stock, respectively. In May 2015, our Board of Directors declared a combined prorated dividend for May 2015 and a full month dividend for June 2015, which totaled $0.221181 per share, to the holders of our Series C Term Preferred Stock. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Dividend Reinvestment Plan

We offer a dividend reinvestment plan for our common stockholders who hold their shares through our transfer agent, Computershare, Inc. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Our plan agent purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stock stockholders.

Equity

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement, and subsequently filed a Post-Effective Amendment No. 4 to the registration statement on September 2, 2014, which the SEC declared effective on September 4, 2014. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through a combined offering of two or more of such securities. We generated $33.0 million and $28.1 million of gross proceeds through the issuance of common stock under the registration statement in October and November 2012 and March 2015 and April 2015, respectively. Additionally, we issued $41.4 million of our Series B Term Preferred Stock and $40.3 million of our Series C Term Preferred Stock under the registration statement in November 2014 and May 2015, respectively. No other securities have been issued to date under the registration statement. Currently, we have the ability to issue up to $117.3 million in securities under the registration statement.

Common Stock

Pursuant to our registration statement on Form N-2 (Registration No. 333-181879), on October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below then current NAV of $8.65 per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, in November 2012, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of approximately $2.8 million.

Also pursuant to our registration statement on Form N-2 (Registration No. 333-181879), on March 13, 2015, we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below then current NAV of $8.55 per share. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $23.0 million, which were primarily used to repay borrowings under our Credit Facility. In connection with the offering, on April 2, 2015, the underwriters exercised their option to purchase an additional 495,000 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.7 million and net proceeds, after deducting underwriting discounts, of approximately $3.5 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On May 19, 2015, the closing market price of our common stock was $7.54 per share, representing a 17.9% discount to our NAV of $9.18 as of March 31, 2015. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2014 Annual Meeting of Stockholders held on August 7, 2014, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2015 Annual Meeting of Stockholders, scheduled to take place in August 2015, we will again ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1,600,000 shares of our Series A Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $38.0 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to the offering, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending February 28, 2017, the mandatory redemption date.

Our Series A Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly (which equates to $2.9 million per year). We are required to redeem all of the outstanding Series A Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. Our Series A Term Preferred Stock is not convertible into our common stock or any other security. In addition, three other potential redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series A Term Preferred Stock; (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Series A Term Preferred Stock or otherwise cure the ratio redemption trigger and (3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of our Series A Term Preferred Stock.

Pursuant to our registration statement on Form N-2 (Registration No. 333-181879), in November 2014, we completed a public offering of 1,656,000 shares of our Series B Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $39.7 million. We incurred $1.7 million in total offering costs related to this offering, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending December 31, 2021, the mandatory redemption date.

Our Series B Term Preferred Stock is not convertible into our common stock or any other security. Our Series B Term Preferred Stock provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates to $2.8 million per year). We are required to redeem all shares of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series B Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series B Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series B Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after December 31, 2017.

Also pursuant to our registration statement on Form N-2 (Registration No. 333-181879), in May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $38.6 million. We incurred $1.6 million in total offering costs related to this offering, which will be recorded as deferred financing costs on future Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 31, 2022, the mandatory redemption date.

Our Series C Term Preferred Stock is not convertible into our common stock or any other security. Our Series C Term Preferred Stock provides for a fixed dividend equal to 6.50% per year, payable monthly (which equates to $2.6 million per year). We are required to redeem all shares of our outstanding Series C Term Preferred Stock on May 31, 2022, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series C Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series C Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series C Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after May 31, 2018.

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series A, B, and C Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks.

Revolving Credit Facility

On June 26, 2014, we, through Business Investment, entered into Amendment No. 1 to our Credit Facility, with KeyBank, administrative agent, lead arranger and a lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and our Credit Facility includes an unused fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

On September 19, 2014, we further increased our borrowing capacity under our Credit Facility from $105.0 million to $185.0 million by entering into Joinder Agreements pursuant to our Credit Facility, by and among Business Investment, KeyBank, the Adviser and other lenders. We incurred fees of $1.3 million in connection with this expansion, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

Our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility generally also limits distributions to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code, for each of the twelve month periods ending March 31, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50.0% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $202.9 million as of March 31, 2015, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $354.8 million, an asset coverage of 229.9% and an active status as a BDC and RIC. As of March 31, 2015, we were in compliance with all covenants under our Credit Facility.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank and with The Bank of New York Mellon Trust Company, N.A. as custodian. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of March 31, 2015 to be minimal.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guarantees on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $2.6 million of obligations of CCE. As of March 31, 2015, we have not been required to make any payments on any of the guarantees, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of March 31, 2015, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility (B)	$118,800	$—	$118,800	$—	$—
Mandatorily redeemable preferred stock(C)	81,400	—	40,000	—	41,400
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(D)	35,681	10,571	17,301	5,674	2,135

Total	$240,977	$10,571	$181,197	$5,674	$43,535

(A)	Excludes our unused line of credit commitments and uncalled capital commitments and guaranties to our portfolio companies in the aggregate amount of $12.6 million.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual revolver period end date due to the revolving nature of the facility.
(C)	Excludes $40.3 million of our Series C Term Preferred Stock issued in May 2015 with a mandatory redemption date in May 2022.
(D)	Includes interest payments due on our Credit Facility and dividend obligations on each series of our mandatorily redeemable preferred stock. Dividend payments on our mandatorily redeemable term preferred stock assume quarterly declarations and monthly distributions through the date of mandatory redemption of each series.

Of our interest bearing debt investments as of March 31, 2015, 83.0% had a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally recognize success fees as income only when the payment has been received. As a result, as of March 31, 2015 and 2014, we had aggregate off-balance sheet success fee receivables of $24.3 million and $17.7 million (or approximately $0.82 and $0.69 per common share), respectively, on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Litigation

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition, results of operations or cash flows, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”) as our most critical accounting policy.

Investment Valuation

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of our investments and the related amounts of unrealized appreciation and depreciation of investments recorded in our accompanying Consolidated Financial Statements.

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s (as defined below) assumptions based upon the best available information.

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of March 31, 2015 and 2014, all of our investments were valued using Level 3 inputs and during the years ended March 31, 2015 and 2014, there were no investments transferred into or out of Level 1, 2 or 3.

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer, (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments.

Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on our debt investments. The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the Company’s valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our total enterprise value, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then generally allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA or revenue multiples; however, TEV may also be calculated using a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses the DCF to calculate TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the NAV provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter (the three months ended March 31, 2015) are generally valued at original cost basis.

Fair value measurements of our investments may involve subjective judgments and estimates and due to the uncertainty inherent in valuing these securities, the Adviser’s determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Adviser’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments in the accompanying notes to our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

Credit Monitoring and Risk Rating

The Adviser monitors a wide variety of key credit statistics that provide information regarding our portfolio companies to help us assess credit quality and portfolio performance and, in some instances, used as inputs in our valuation techniques. Generally, we, through the Adviser, participate in periodic board meetings of our portfolio companies in which we hold board seats and also require them to provide annual audited and monthly unaudited financial statements. Using these statements or comparable information and board discussions, the Adviser calculates and evaluates certain credit statistics.

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For loans that have been rated by a Nationally Recognized Statistical Rating Organization (“NRSRO”) (as defined in Rule 2a-7 under the 1940 Act), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold. During the three months ended June 30, 2014, we modified our risk rating model to incorporate additional factors in our qualitative and quantitative analysis. While the overall process did not change, we believe the additional factors enhance the quality of the risk ratings of our investments. No adjustments were made to prior periods as a result of this modification.

The following table reflects risk ratings for all loans in our portfolio as of March 31, 2015 and 2014:

	As of March 31,
Rating	2015	2014
Highest	10.0	9.1
Average	5.9	5.7
Weighted Average	6.4	5.2
Lowest	3.0	2.6

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income.

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gain net income from preceding years that were not distributed during such years. Under the RIC Modernization Act (the “RIC Act”), we are permitted to carryforward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital loss carryforwards. Our total capital loss carry forward balance was $0.3 million as of March 31, 2015.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2015, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $11.7 million, or 3.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.8 million, or 0.5% of the fair value of all debt investments in our portfolio. As of March 31, 2014, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $11.7 million, or 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. During the years ended March 31, 2015 and 2014, we recorded PIK income of $0.1 million. We did not hold any loans in our portfolio that contained a PIK provision during the year ended March 31, 2013.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded an aggregate of $1.4 million of success fees during the year ended March 31, 2015 related to prepaid success fees from SOG, ASH, Drew Foam, Frontier, and Mathey. We recorded an aggregate of $4.2 million of success fees during the year ended March 31, 2014 related to debt exits or prepayments from Venyu, Channel, Cavert, SOG, Mathey and Frontier. During the year ended March 31, 2013, we recorded an aggregate of $0.8 million of success fees, representing prepayments received from Mathey and Cavert.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the year ended March 31, 2015, we recorded an aggregate of $3.5 million of dividend income from Funko, SOG, Drew Foam, Frontier, and Mathey. For the year ended March 31, 2014, we recorded $1.4 million in dividend income related to the exit of Venyu. During the year ended March 31, 2013, we recorded an aggregate of $4.8 million in dividend income, which resulted from payments from Galaxy and Acme, respectively.

Both dividend income and success fees are recorded in other income in our accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. We are currently assessing the impact of ASU 2015-03 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU-2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether a) limited partnerships and similar entities should be consolidated, b) fees paid to decision makers or service provides are variable interests in a variable interest entity (“VIE”), and c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not anticipate ASU 2015-02 to have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-09 is effective for annual reporting periods that begin after December 15, 2016 and interim periods within those years, with early adoption not permitted.

In June 2013, the FASB issued Accounting Standards Update 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”), which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so there was no impact from adopting this standard on our financial position or results of operations. We adopted ASU 2013-08 beginning with our quarter ended June 30, 2014, and have increased our disclosure requirements as necessary.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of March 31, 2015, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

79.9%	Variable rates with a floor
20.1	Fixed rates

100.0%	Total

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with KeyBank, as administrative agent, lead arranger and a lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250.0 million, through additional commitments of existing or new committed lenders. On September 19, 2014, we further increased our borrowing capacity under our Credit Facility from $105.0 million to $185.0 million by entering into Joinder Agreements pursuant to our Credit Facility. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and our Credit Facility includes a fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity.

In connection with original closing date of our Credit Facility in July 2013, we entered into a forward interest rate cap agreement, effective October 2013 and expiring in April 2016. As of March 31, 2015, the interest rate cap agreement had a minimal fair value.

The current interest rate cap agreement entitles us to receive payments, if any, equal to the amount by which interest payments on the current notional amount at the 30-day LIBOR exceed the payments on the current notional amount at 6.0%. This agreement effectively caps our interest payments on our line of credit borrowings, up to the notional amount of the interest rate cap over the remaining term of the agreement. This mitigates our exposure to increases in interest rates on our borrowings on our line of credit, which are at variable rates.

To illustrate the potential impact of changes in interest rates on our net increase (decrease) in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2015 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (a)	Increase in Interest Income	Increase (Decrease) in Interest Expense	Net (Decrease) Increase in Net Assets Resulting from Operations
Up 300 basis points	$2,902	$3,564	$(662)
Up 200 basis points	766	2,376	(1,610)
Up 100 basis points	80	1,188	(1,108)
Down 17 basis points	—	(204)	204

(a)	As of March 31, 2015, our effective average LIBOR was 0.17%, therefore the largest decrease in basis points that could occur was 17 basis points.

Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments that could affect net increase (decrease) in net assets resulting from operations. Accordingly, actual results could differ significantly from those in the hypothetical analysis in the table above.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer and treasurer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2015.

The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

May 20, 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities as of March 31, 2015 by correspondence with the custodian, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

May 20, 2015

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2015	2014
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $162,598 and $233,895, respectively)	$174,373	$205,440
Affiliate investments (Cost of $310,628 and $120,010, respectively)	271,050	87,849
Control investments (Cost of $32,032 and $29,632 respectively)	20,630	21,104

Total investments at fair value (Cost of $505,258 and $383,537, respectively)	466,053	314,393
Cash and cash equivalents	4,921	4,553
Restricted cash and cash equivalents	260	5,314
Interest receivable	1,867	1,289
Due from custodian	4,512	1,704
Deferred financing costs, net	4,529	2,355
Other assets	1,379	1,086

TOTAL ASSETS	$483,521	$330,694

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $118,800 and $61,250, respectively)	$118,800	$61,701
Other secured borrowings	5,096	5,000

Total borrowings	123,896	66,701
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 3,610,000 and 1,610,000 shares authorized, respectively; 3,256,000 and 1,600,000 shares issued and outstanding, respectively	81,400	40,000
Accounts payable and accrued expenses	1,271	665
Fees due to Adviser(A)	1,502	1,225
Fee due to Administrator(A)	262	224
Other liabilities	1,761	1,042

TOTAL LIABILITIES	210,092	109,857

Commitments and contingencies(B)
NET ASSETS	$273,429	$220,837

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 29,775,958 and 26,475,958 shares issued and outstanding, respectively	$30	$26
Capital in excess of par value	309,438	287,062
Cumulative net unrealized depreciation of investments	(39,204)	(69,144)
Cumulative net unrealized (depreciation) (appreciation) of other	(75)	(525)
Net investment income in excess of distributions	3,511	3,616
Accumulated net realized loss	(271)	(198)

TOTAL NET ASSETS	$273,429	$220,837

NET ASSET VALUE PER COMMON SHARE AT END OF YEAR	$9.18	$8.34

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2015	2014	2013
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$17,541	$21,190	$15,292
Affiliate investments	16,844	3,625	3,114
Control investments	2,296	5,642	6,388
Cash and cash equivalents	4	3	4

Total interest income	36,685	30,460	24,798
Other income:
Non-Control/Non-Affiliate investments	4,424	1,210	1,634
Affiliate investments	534	1,299	—
Control investments	—	3,295	4,106

Total other income	4,958	5,804	5,740

Total investment income	41,643	36,264	30,538

EXPENSES
Base management fee(A)	7,569	6,207	5,412
Loan servicing fee(A)	4,994	4,326	3,725
Incentive fee(A)	4,975	3,983	2,585
Administration fee(A)	932	863	785
Interest expense on borrowings	3,539	2,075	1,127
Dividends on mandatorily redeemable preferred stock	3,921	2,850	2,850
Amortization of deferred financing costs	1,329	1,024	791
Professional fees	908	805	541
Other general and administrative expenses	1,421	1,459	1,287

Expenses before credits from Adviser	29,588	23,592	19,103
Credits to base management fee – loan servicing fee(A)	(4,994)	(4,326)	(3,725)
Credits to fees from Adviser—other(A)	(2,848)	(2,309)	(1,328)

Total expenses, net of credits to fees	21,746	16,957	14,050
NET INVESTMENT INCOME	$19,897	$19,307	$16,488

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	—	(14,834)	849
Affiliate investments	—	(1,763)	—
Control investments	(73)	24,838	(6)
Other	—	(29)	(41)

Total net realized (loss) gain	(73)	8,212	802
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	37,047	(6,382)	(7,722)
Affiliate investments	(4,233)	(1,481)	(19,214)
Control investments	(2,874)	(21,343)	27,740
Other	450	358	(815)

Total net unrealized appreciation (depreciation)	30,390	(28,848)	(11)

Net realized and unrealized gain (loss)	30,317	(20,636)	791

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$50,214	$(1,329)	$17,279

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.75	$0.73	$0.68

Net increase (decrease) in net assets resulting from operations	$1.88	$(0.05)	$0.71

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	26,665,821	26,475,958	24,189,148

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2015	2014	2013
OPERATIONS
Net investment income	$19,897	$19,307	$16,488
Net realized (loss) gain on investments	(73)	8,241	843
Net realized loss on other	—	(29)	(41)
Net unrealized appreciation (depreciation) of investments	29,940	(29,206)	804
Net unrealized depreciation (appreciation) of other	450	358	(815)

Net increase (decrease) in net assets from operations	50,214	(1,329)	17,279

EQUITY CAPITAL ACTIVITY
Issuance of common stock	24,420	—	32,969
Offering costs for issuance of common stock	(1,458)	—	(1,954)
Distributions to common stockholders	(20,584)	(18,797)	(14,547)

Net increase (decrease) in net assets from equity capital activity	2,378	(18,797)	16,468

TOTAL INCREASE (DECREASE) IN NET ASSETS	52,592	(20,126)	33,747
NET ASSETS AT BEGINNING OF YEAR	220,837	240,963	207,216

NET ASSETS AT END OF YEAR	$273,429	$220,837	$240,963

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$50,214	$(1,329)	$17,279
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(132,902)	(132,203)	(87,607)
Principal repayments of investments	11,260	51,828	25,243
Proceeds from the sale of investments	—	31,587	3,181
Increase in investment balance due to paid in kind interest	(78)	(88)	—
Net realized loss (gain) on investments	73	(8,241)	(843)
Net realized loss on other	—	29	41
Net unrealized (appreciation) depreciation of investments	(29,940)	29,206	(804)
Net unrealized (appreciation) depreciation of other	(450)	(358)	815
Amortization of deferred financing costs	1,329	1,024	791
Decrease (increase) in restricted cash and cash equivalents	4,981	(4,688)	1,302
(Increase) decrease in interest receivable	(578)	20	(59)
Increase in due from custodian	(2,808)	(27)	(150)
(Increase) decrease in other assets	(293)	383	(867)
Increase (decrease) in accounts payable and accrued expenses	606	(345)	613
Increase (decrease) in fees due to Adviser(A)	277	(842)	1,571
Increase in administration fee payable to Administrator(A)	38	3	3
Increase (decrease) in other liabilities	719	429	(243)

Net cash used in operating activities	(97,552)	(33,612)	(39,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	24,420	—	32,969
Offering costs for issuance of common stock	(1,458)	—	(1,954)
Proceeds from short-term loans	—	56,514	250,063
Repayments on short-term loans	—	(114,530)	(268,052)
Proceeds from line of credit	144,549	145,350	144,000
Repayments on line of credit	(87,000)	(115,100)	(113,000)
Proceeds from other secured borrowings	96	—	5,000
Proceeds from issuance of mandatorily redeemable preferred stock	41,400	—	—
Purchase of derivatives	—	(75)	—
Payment of deferred financing costs	(3,503)	(1,101)	(387)
Distributions paid to common stockholders	(20,584)	(18,797)	(14,547)

Net cash provided by (used in) financing activities	97,920	(47,739)	34,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	368	(81,351)	(5,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,553	85,904	91,546

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,921	$4,553	$85,904

CASH PAID DURING YEAR FOR INTEREST	$3,310	$1,952	$1,079

NON-CASH ACTIVITIES(B)	$—	$—	$4,106

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	In February 2013, we recapitalized our investment in Galaxy Tool Holdings Corp. (“Galaxy”), converting $8.2 million of Galaxy preferred stock and its related $4.1 million in accrued dividends into a new $12.3 million senior debt investment in a non-cash transaction. We recognized $4.1 million in dividend income on our Consolidated Statements of Operations during the year ended March 31, 2013 related to this recapitalization.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured Line of Credit, $1,000 available (7.0%, Due 10/2019)(I)(K)	$—	$—	$—
		Senior Secured Term Debt (7.0%, Due 10/2019)(I)(K)	5,000	5,000	4,938

				5,000	4,938
Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)(L)		1,845	3,265

				1,845	3,265
Country Club Enterprises, LLC	Automobile	Senior Subordinated Secured Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L)		7,725	2,863
		Guaranty ($2,000)(D)
		Guaranty ($593)(D)

				11,725	6,863
Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Secured Term Debt (13.5%, Due 8/2017)(L)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	3,532
		Common Stock (5,372 shares)(C)(F)(L)		63	2,813

				14,351	17,258
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Secured Term Debt (12.0%, Due 12/2017)(L)	12,000	12,000	12,000
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,404
		Common Stock (152 shares)(C)(F)(L)		152	2,777

				13,525	16,181
Funko, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Secured Term Debt (9.3%, Due 5/2019)(I)(K)	7,500	7,500	7,734
		Senior Subordinated Secured Term Debt (9.3%, Due 5/2019)(I)(K)	2,000	2,000	2,063
		Preferred Stock (1,305 shares)(C)(F)(L)		1,305	15,211

				10,805	25,008
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable	Senior Subordinate Secured Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
	Consumer Products	Preferred Stock (18,898 shares)(C)(F)(L)		9,583	7,176
		Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,891	20,476
Jackrabbit, Inc.	Farming and Agriculture	Senior Secured Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	4,139
		Common Stock (548 shares)(C)(F)(L)		94	2,399

				14,650	17,538
Mathey Investments, Inc.	Machinery (Nonagriculture,	Senior Secured Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
	Nonconstruction, Nonelectronic)	Senior Secured Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Senior Secured Term Debt (12.5%, Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	7,630

				9,379	16,232
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Subordinated Secured Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	8,136
		Subordinated Secured Term Debt (13.0%, Due 12/2015)(I)(K)	1,500	1,500	900
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	—
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				17,878	9,036
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)		3,397	5,432

				3,397	5,432
SBS, Industries, LLC	Machinery (Nonagriculture,	Senior Secured Term Debt (14.0%, Due 8/2016)(L)	11,355	11,355	11,355
	Nonconstruction, Nonelectronic)	Preferred Stock (19,935 shares)(C)(F)(L)		1,994	2,627
		Common Stock (221,500 shares)(C)(F)(L)		222	183

				13,571	14,165

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Schylling, Inc.	Leisure, Amusement, Motion	Senior Secured Term Debt (13.0%, Due 8/2018)(L)	$13,081	$13,081	$13,081
	Pictures, Entertainment	Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				17,081	13,081
Star Seed, Inc.	Farming and Agriculture	Senior Secured Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,900
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				6,500	4,900

Total Non-Control/Non-Affiliate Investments (represents 37.4% of total investments at fair value)				$162,598	$174,373

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Secured Term Debt (11.5%, Due 3/2020)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(L)		7,956	8,519
		Common Stock (549,908 shares)(C)(F)(L)		1,197	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				23,678	23,019
Alloy Die Casting Corp.(M)	Diversified/Conglomerate	Senior Secured Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	12,154
	Manufacturing	Preferred Stock (4,064 shares)(C)(F)(L)		4,064	4,122
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	16,276
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate	Senior Secured Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
	Manufacturing	Preferred Stock (2,923 shares)(C)(F)(L)		2,922	3,447

				12,897	13,422
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured Line of Credit, $175 available (6.5%, Due 12/2016)(L)	2,075	2,075	1,124
		Senior Secured Term Debt (13.5%, Due 12/2019)(L)	6,433	6,443	3,490
		Senior Secured Term Debt (13.5%, Due 12/2019)(L)	840	840	455
		Preferred Stock (2,250 shares)(C)(F)(L)		2,250	—
		Common Stock (2,250 shares)(C)(F)(L)		300	—

				11,908	5,069
B+T Group Acquisition Inc.(M)	Telecommunications	Secured Line of Credit, $700 available (10.0%, Due 6/2015)(L)	700	700	700
		Senior Secured Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(F)(L)		4,196	4,541

				18,896	19,241
Cambridge Sound Management, Inc.	Home and Office Furnishing,	Senior Secured Term Debt (13.0%, Due 9/2019)(L)	15,000	15,000	15,000
	Housewares and Durable	Preferred Stock (4,500 shares)(C)(F)(L)		4,500	7,198

	Consumer Products			19,500	22,198
Channel Technologies Group, LLC	Diversified/Conglomerate	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	2,315
	Manufacturing	Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	2,315
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured Line of Credit, $500 available (12.8%, Due 3/2017)(J)	1,500	1,500	1,500
		Senior Secured Term Debt (12.8%, Due 3/2020)(J)	18,000	18,000	18,000
		Senior Secured Term Debt (14.0%, Due 3/2020)(J)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(F)(J)		6,995	6,995

				31,995	31,995
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured Line of Credit, $550 available (4.0%, Due 8/2016)(I)(L)	4,000	4,000	762
		Senior Secured Term Debt (4.0%, Due 8/2016)(I)(L)	2,575	2,575	490
		Senior Secured Term Debt (4.0%, Due 8/2016)(I)(L)	8,795	8,795	1,674
		Senior Secured Term Debt (5.0%, Due 8/2016)(E)(L)	1,150	1,150	219
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock Warrants (1,241 shares)(C)(F)(L)		3	—

				19,023	3,145

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured Line of Credit, $10 available (12.5%, Due 8/2015)(K)	$1,490	$1,490	$1,488
		Senior Secured Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,300
		Senior Subordinated Secured Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,403
		Preferred Stock (3,474 shares)(C)(F)(L)		3,474	3,199

				16,664	16,390
Head Country Food Products, Inc.	Beverage, Food and Tobacco	Senior Secured Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	3,931

				13,050	12,981
Logo Sportswear, Inc.	Textiles and Leather	Secured Line of Credit, $500 available (10.0%, Due 9/2015)(J)	—	—	—
		Senior Secured Term Debt (12.5%, Due 3/2020)(J)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(F)(J)		1,550	1,550

				10,750	10,750
Meridian Rack & Pinion, Inc.(M)	Automobile	Senior Secured Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	9,612
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	3,117

				13,041	12,729
NDLI Acquisition, LLC	Cargo Transport	Secured Line of Credit, $50 available (10.5%, Due 1/2016)(L)	2,875	2,875	2,308
		Senior Secured Term Debt (11.0%, Due 1/2018)(L)	7,227	7,227	5,803
		Senior Secured Term Debt (10.5%, Due 1/2018)(L)	3,650	3,650	2,931
		Senior Secured Term Debt (10.5%, Due 1/2018)(E)(L)	3,650	3,650	2,930
		Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				21,002	13,972
Old World Christmas, Inc.	Home and Office Furnishings,	Senior Secured Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
	Housewares, and Durable	Preferred Stock (6,180 shares)(C)(F)(L)		6,180	6,657

	Consumer Products			21,950	22,427
Precision Southeast, Inc.	Diversified/Conglomerate	Senior Secured Term Debt (14.0%, Due 9/2020)(L)	9,617	9,617	9,617
	Manufacturing	Preferred Stock (37,391 shares)(C)(F)(J)		3,739	1,830
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				13,447	11,447
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Senior Secured Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	13,451

				28,149	31,851
Tread Corporation	Oil and Gas	Secured Line of Credit, $853 available (12.5%, Due 2/2018)(G)(L)	2,397	2,397	375
		Senior Subordinated Secured Term Debt (12.5%, Due 2/2018)(G)(I)(L)	5,000	5,000	782
		Senior Subordinated Secured Term Debt (12.5%, Due 2/2018)(G)(I)(L)	2,750	2,750	430
		Senior Subordinated Secured Term Debt (12.5%, Due 2/2018)(G)(I)(L)	1,000	1,000	156
		Senior Subordinated Secured Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	80
		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)(L)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				15,494	1,823

Total Affiliate Investments (represents 58.2% of total investments at fair value)				$310,628	$271,050

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured Line of Credit, $1,250 available (10.0%, Due 9/2015)(L)	$3,250	$3,250	$3,250
		Senior Subordinated Secured Term Debt (13.5%, Due 8/2017)(L)	15,520	15,520	15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				30,282	18,770
Roanoke Industries Corp.	Buildings and Real Estate	Senior Secured Term Debt (10.0%, Due 11/2019)(I)(L)	1,650	1,650	1,650
		Common Stock (57 shares)(C)(F)(L)		100	210

				1,750	1,860

Total Control Investments (represents 4.4% of total investments at fair value)				$32,032	$20,630

TOTAL INVESTMENTS(Q)				$505,258	$466,053

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $435.9 million at fair value, are pledged as collateral to our credit facility as described further in Note 5—Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of March 31, 2015.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2015, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”). If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 11—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of senior secured debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for accounting principles generally accepted in the U.S. (“GAAP”) purposes as of March 31, 2015.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2015 best represents fair value as of March 31, 2015.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation (“Gladstone Capital”), co-invested with us in this portfolio company pursuant to an exemptive order granted by the Securities and Exchange Commission (“SEC”).
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Cumulative gross unrealized depreciation for federal income tax purposes is $80.6 million; cumulative gross unrealized appreciation for federal income tax purposes is $41.4 million. Cumulative net unrealized depreciation is $39.2 million, based on a tax cost of $505.6 million.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Senior Subordinated Secured Term Debt (11.5%, Due 3/2015)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (898,814 shares(C)(F)(L)		6,984	11,276
		Common Stock (418,072 shares)(C)(F)(L)		1,045	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				22,554	25,776
Alloy Die Casting Corp.(M)	Diversified/Conglomerate	Senior Secured Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	12,261
	Manufacturing	Preferred Stock (4,064 shares)(C)(F)(L)		4,064	1,948
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	14,209
Auto Safety House, LLC(M)	Automobile	Secured Line of Credit, $1,000 available (7.0%, Due 10/2018)(I)(K)	5,000	5,000	4,925
		Guaranty ($500)(D)
		Guaranty ($250)(D)

				5,000	4,925
B-Dry, LLC	Buildings and Real Estate	Secured Line of Credit, $0 available (6.5%, Due 5/2014)(K)	750	750	566
		Senior Secured Term Debt (13.5%, Due 5/2014)(K)	6,433	6,443	4,865
		Senior Secured Term Debt (13.5%, Due 5/2014)(K)	2,840	2,840	2,144
		Common Stock Warrants (85 shares)(C)(F)(L)		300	—

				10,333	7,575
Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)(L)		1,845	3,023

				1,845	3,023
Country Club Enterprises, LLC	Automobile	Senior Subordinated Secured Term Debt (18.6%, Due 11/2014)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L)		7,725	3,670
		Guaranty ($2,000)(D)
		Guaranty ($878)(D)

				11,725	7,670
Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Senior Secured Term Debt (13.5%, Due 8/2017)(L)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	1,351
		Common Stock (5,372 shares)(C)(F)(L)		63	—

				14,351	12,264
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Senior Secured Term Debt (12.0%, Due 12/2017)(L)	12,500	12,500	12,500
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,522
		Common Stock (152 shares)(C)(F)(L)		152	843

				14,025	14,865
Funko, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Senior Subordinated Secured Term Debt (12.0% and 1.5% PIK, Due 5/2019)(K)	7,587	7,587	7,729
		Preferred Stock (1,305 shares)(C)(F)(L)		1,305	2,276

				8,892	10,005
Ginsey Home Solutions, Inc.	Home and Office Furnishings,	Senior Subordinate Secured Term Debt (13.5%, Due 1/2018)(H)(L)	13,050	13,050	13,050
	Housewares, and Durable	Preferred Stock (18,898 shares(C)(F)(L)		9,393	3,082
	Consumer Products	Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,451	16,132
Jackrabbit, Inc.	Farming and Agriculture	Secured Line of Credit, $3,000 available (13.5%, Due 4/2014)(L)	—	—	—
		Senior Secured Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	1,963
		Common Stock (548 shares)(C)(F)(L)		94	—

				14,650	12,963
Mathey Investments, Inc.	Machinery (Nonagriculture,	Senior Secured Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
	Nonconstruction, Nonelectronic)	Senior Secured Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Senior Secured Term Debt (12.5%,Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	4,895

				9,379	13,497

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Mitchell Rubber Products, Inc.	Chemicals, Plastics and Rubber	Subordinated Secured Term Debt (13.0%, Due 10/2016)(I)(K)	$13,560	$13,560	$13,628
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	1,086
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				16,378	14,714
Noble Logistics, Inc.	Cargo Transport	Secured Line of Credit, $0 available (10.5%, Due 1/2015)(K)	800	800	204
		Senior Secured Term Debt (11.0%, Due 1/2015)(K)	7,227	7,227	1,842
		Senior Secured Term Debt (10.5%, Due 1/2015)(K)	3,650	3,650	931
		Senior Secured Term Debt (10.5%, Due 1/2015)(E)(K)	3,650	3,650	931

				15,327	3,908
Precision Southeast, Inc.	Diversified/Conglomerate	Senior Secured Term Debt (14.0%, Due 12/2015)(L)	5,617	5,617	5,617
	Manufacturing	Preferred Stock(19,091 shares)(C)(F)(L)		1,909	—
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				7,617	5,617
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)		3,397	5,056

				3,397	5,056
SBS, Industries, LLC	Machinery (Nonagriculture,	Senior Secured Term Debt (14.0%, Due 8/2016)(L)	11,355	11,355	11,355
	Nonconstruction, Nonelectronic)	Preferred Stock (19,935 shares)(C)(F)(L)		1,994	1,064
		Common Stock (221,500 shares)(C)(F)(L)		221	—

				13,570	12,419
Schylling, Inc.	Leisure, Amusement, Motion	Senior Secured Term Debt (13.0%, Due 8/2017)(K)	13,081	13,081	13,228
	Pictures, Entertainment	Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				17,081	13,228
Star Seed, Inc.	Farming and Agriculture	Senior Secured Term Debt (12.5%, Due 4/2018)(K)	7,500	7,500	7,594
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				9,000	7,594

Total Non-Control/Non-Affiliate Investments (represents 65.4% of total investments at fair value)				$233,895	$205,440

AFFILIATE INVESTMENTS(O):
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate	Senior Secured Term Debt (13.0%, Due 12/2018)(L)	$9,975	$9,975	$9,975
	Manufacturing	Preferred Stock (2,923 shares)(C)(F)(L)		2,922	2,754

				12,897	12,729
Channel Technologies Group, LLC	Diversified/Conglomerate	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	3,122
	Manufacturing	Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	3,122
D.P.M.S., Inc.	Diversified/Conglomerate	Secured Line of Credit, $700 available (4.0%, Due 8/2015)(I)(K)	3,450	3,450	690
	Manufacturing	Senior Secured Term Debt (4.0%, Due 8/2015)(I)(K)	2,575	2,575	515
		Senior Secured Term Debt (4.0%, Due 8/2015)(I)(K)	8,795	8,795	1,759
		Senior Secured Term Debt (5.0%, Due 8/2015)(E)(K)	1,150	1,150	236
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock (1,241 shares)(C)(F)(L)		3	—

				18,473	3,200
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate	Secured Line of Credit, $705 available (10.5%, Due 8/2014)(J)	795	795	795
	Manufacturing	Senior Secured Term Debt (12.5%, Due 2/2019)(J)	9,300	9,300	9,300
		Senior Subordinated Secured Term Debt (13.5%, Due 2/2019)(J)	2,400	2,400	2,400
		Preferred Stock (3,474 shares)(C)(F)(J)		3,474	3,474

				15,969	15,969
Head Country Food Products, Inc.	Beverage, Food and Tobacco	Secured Line of Credit, $500 available (10.0%, Due 8/2014)(J)	—	—	—
		Senior Secured Term Debt (12.5%, Due 2/2019)(J)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(J)		4,000	4,000

				13,050	13,050

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2014

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Meridian Rack & Pinion, Inc.(M)	Automobile	Senior Secured Term Debt (13.5%, Due 12/2018)(K)	$9,660	$9,660	$9,672
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	3,468

				13,041	13,140
SOG Specialty Knives & Tools, LLC.	Leisure, Amusement, Motion	Senior Secured Term Debt (13.3%, Due 8/2016)(L)	6,200	6,200	6,200
	Pictures, Entertainment	Senior Secured Term Debt (14.8%, Due 8/2016)(L)	12,199	12,199	12,199
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	8,240

				28,148	26,639
Tread Corporation	Oil and Gas	Secured Line of Credit, $779 available (12.5%, Due 6/2014)(G)(L)	2,471	2,471	—
		Senior Subordinated Secured Term Debt (12.5%, Due 2/2015)(G)(I)(L)	5,000	5,000	—
		Senior Subordinated Secured Term Debt (12.5%, Due 2/2015)(G)(I)(L)	2,750	2,750	—
		Senior Subordinated Secured Term Debt (12.5%, Due 2/2015)(G)(I)(L)	1,000	1,000	—
		Senior Subordinated Secured Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	—
		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)(L)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				15,568	—

Total Affiliate Investments (represents 27.9% of total investments at fair value)				$120,010	$87,849

CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corp.	Aerospace and Defense	Senior Subordinated Secured Term Debt (13.5%, Due 8/2017)(L)	$15,520	$15,520	$15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	2,992
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				27,032	18,512
NDLI Acquisition, LLC	Cargo Transport	Preferred Stock (2,600 shares)(C)(F)(L)		2,600	2,592
		Common Stock (545 shares)(C)(F)(L)		—	—

				2,600	2,592

Total Control Investments (represents 6.7% of total investments at fair value)				$29,632	$21,104

TOTAL INVESTMENTS(Q)				$383,537	$314,393

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $288.6 million at fair value, are pledged as collateral to our credit facility as described further in Note 5—Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the 1940 Act as of March 31, 2014.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2014, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR. If applicable, PIK interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 11—Commitments and Contingencies for additional information regarding these guaranties.
(E)	LOT of senior secured debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after the other senior debt but before the senior subordinated debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.0 million of the debt security participated to a third party but accounted for as collateral for a secured borrowing for GAAP purposes as of March 31, 2014.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2014 best represents fair value as of March 31, 2014.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by SPSE.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital, co-invested with us in this portfolio company pursuant to an exemptive order granted by the SEC.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Cumulative gross unrealized depreciation for federal income tax purposes is $83.2 million; cumulative gross unrealized appreciation for federal income tax purposes is $13.9 million. Cumulative net unrealized depreciation is $69.3 million, based on a tax cost of $383.7 million.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and is applying the guidance of FASB ASC Topic 946 Financial Services-Investment Companies. In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of three types of loans: senior secured term loans, senior subordinated secured loans and junior subordinated secured debt. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are: (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio allocation of approximately 75.0% debt investments and 25.0% equity investments, at cost.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 14—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Consolidated Financial Statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Revisions

Certain amounts in our prior fiscal year’s financial statements have been revised to correct the net presentation of certain fees in our results of operations. The Adviser services, administers and collects on the loans held by Business Investment, in return for which the Adviser receives a 2.0% annual fee from Business Investment. This entire loan servicing fee paid to the Adviser by Business Investment is voluntarily and irrevocably credited against the base management fee otherwise payable to the Adviser, since Business Investment is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year pursuant to the Advisory Agreement. Previously, we incorrectly presented the loan servicing fee on a net basis, which is zero because it is 100.0% credited back to us. We have revised our fee presentation related to these loan servicing fees to reflect the gross fee and related gross credit amounts. Management evaluated this error in presentation and concluded it was not material to the previously issued consolidated financial statements for the years ended March 31, 2014 and 2013. The impact of the revisions are shown in the table below:

	Year Ended March 31, 2014		Year Ended March 31, 2013
	As Previously Reported	As Revised	As Previously Reported	As Revised
Expenses
Aggregate expenses (not revised)	$19,266	$19,266	$15,378	$15,378
Loan servicing fee	—	4,326	—	3,725

Expenses before credits from Adviser	19,266	23,592	15,378	19,103
Credits to base management fee—loan servicing fee	—	(4,326)	—	(3,725)
Credits to fees from Adviser—other	(2,309)	(2,309)	(1,328)	(1,328)

Total Expenses, Net of Credits to Fees	$16,957	$16,957	$14,050	$14,050

Classification of Investments

In accordance with the BDC regulations in the 1940 Act, we classify portfolio investments on our accompanying Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations and Consolidated Schedules of Investments into the following categories:

•	Non-Control/Non-Affiliate Investments—Non-Control/Non-Affiliate investments are those that are neither control nor affiliate investments and in which we typically own less than 5.0% of the issued and outstanding voting securities;

•	Affiliate Investments—Affiliate investments are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities; and

•	Control Investments—Control investments are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

Investment Valuation Policy

Accounting Recognition

We record our investments at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Company’s investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer, (the “Valuation

Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments.

Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on our debt investments. The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Board of Directors reviews whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the Company’s valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our total enterprise value, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally references industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then generally allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA or revenue multiples; however, TEV may also be calculated using a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses the DCF to calculate TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter (the three months ended March 31, 2015) are generally valued at our original cost basis.

Fair value measurements of our investments may involve subjective judgments and estimates and due to the uncertainty inherent in valuing these securities, the Adviser’s determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Adviser’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Gains or losses on the sale of investments are calculated by using the specific identification method. A realized gain or loss is recognized at the trade date, typically when an investment is disposed of, and is computed as the difference between our cost basis in the investment at the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation displays the difference between the fair value of the investment and the cost basis of such investment. We determine the fair value of each individual investment each reporting period and record changes in fair value as unrealized appreciation or depreciation in our Consolidated Statement of Operations.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2015 and 2014, our loans to Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis at both period ends of $11.7 million, or 3.1% and 4.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.8 million and $0, or 0.5% and 0.0% of the fair value of all debt investments in our portfolio, respectively.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of March 31, 2015, we did not have any loans with a PIK interest component and as of March 31, 2014, we had one loan with a PIK interest component. During the years ended March 31, 2015 and 2014, we recorded PIK income of $0.1 million. We did not hold any loans in our portfolio that contained a PIK provision during the year ended March 31, 2013. We collected $0.2 million PIK interest in cash during the year ended March 31, 2015 and no PIK interest in cash during the years ended March 31, 2014 and 2013.

Other Income Recognition

We generally record success fees upon receipt of cash. Typically, success fees are contractually due upon a change of control in a portfolio company. We recorded an aggregate of $1.4 million of success fees during the year ended March 31, 2015, which resulted from prepayments from Auto Safety House LLC (“ASH”), Drew Foam Company, Inc. (“Drew Foam”), Frontier Packaging, Inc. (“Frontier”), Mathey Investments, Inc. (“Mathey”), SOG Specialty Knives and Tools, LLC (“SOG”), and Star Seed, Inc. (“Star Seed”). We recorded an aggregate of $4.2 million of success fees during the year ended March 31, 2014, which resulted from debt exits or prepayments from Cavert II Holding Group (“Cavert”), Channel Technologies Group LLC (“Channel”), Frontier, Mathey, SOG, and Venyu Solutions, Inc. (“Venyu”). We recorded an aggregate of $0.8 million of success fees during the year ended March 31, 2013, which resulted from prepayments received from Cavert and Mathey.

We accrue dividend income on preferred securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. For the year ended March 31, 2015, we recorded an aggregate of $3.5 million in dividend income, which resulted from payments from Drew Foam, Frontier, Funko, LLC (“Funko”), Mathey, and SOG. For the year ended March 31, 2014, we recorded $1.4 million in dividend income, which resulted from the exit of Venyu. We recorded an aggregate of $4.8 million in dividend income during the year ended March 31, 2013, which resulted from payments from Acme Cryogenics, Inc. (“Acme”) and Galaxy Tool Holding Corporation (“Galaxy”).

Both dividend and success fee income are recorded in other income in our accompanying Consolidated Statements of Operations.

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

Restricted Cash and Cash Equivalents

Restricted cash is cash held in escrow that was generally received as part of an investment exit. Restricted cash is carried at cost, which approximates fair value.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administration fees. Costs associated with our line of credit and the issuance of our mandatorily redeemable preferred stock, are deferred and amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. See Note 5—Borrowings and Note 6—Mandatorily Redeemable Preferred Stock for further discussion.

Related Party Fees

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee, loan servicing fee, and an incentive fee.

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator whereby we pay separately for administrative services. These fees are accrued when the services are performed and generally paid one month in arrears. Refer to Note 4—Related Party Transactions for additional information regarding these related party costs and agreements.

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. We intend to continue to distribute sufficient dividends to eliminate taxable income. Refer to Note 10— Federal and State Income Taxes for additional information regarding our RIC requirements.

We have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds one or more of our portfolio investments that are listed on our accompanying Consolidated Schedules of Investments. The purpose of the Taxable Subsidiaries is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) while satisfying the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, their income is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping us preserve our RIC status. The Taxable Subsidiaries are not consolidated for income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense is considered immaterial and, therefore, it is not recorded on our accompanying Consolidated Statements of Operations.

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2014, 2013, and 2012 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to pay out at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to pay out as a distribution up to 100% of those amounts. The amount to be paid is determined by our Board of Directors each quarter and is based on the annual earnings estimated by our management. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. At fiscal year-end, we elected to treat a portion of the first distribution paid after year-end as having been paid in the prior year, in accordance with Section 855(a) of the Code. Additionally, we may pay a special distribution in addition to the monthly distributions to ensure that we have paid out at least 90% of our investment company taxable income for the year. We typically retain long-term capital gains, if any, and do not pay them out as distributions. If we decide to retain long-term capital gains, the portion of the retained capital gains, net of any capital loss carryforward, if applicable, will be subject to a 35.0% tax.

Refer to Note 9—Distributions to Common Stockholders for further information. We have a dividend reinvestment plan for our common stockholders. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash dividends automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their dividends in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The plan agent purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stock stockholders.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. We are currently assessing the impact of ASU 2015-03 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU-2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether a) limited partnerships and similar entities should be consolidated, b) fees paid to decision makers or service provides are variable interests in a variable interest entity (“VIE”), and c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not anticipate ASU 2015-02 to have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for the annual period ending after December 31, 2016 and for annual periods and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-09 is effective for annual reporting periods that begin after December 15, 2016 and interim periods within those years, with early adoption not permitted.

In June 2013, the FASB issued Accounting Standards Update 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”), which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so there was no impact from adopting this standard on our financial position or results of operations. We adopted ASU 2013-08 beginning with our quarter ended June 30, 2014, and have increased our disclosure requirements as necessary.

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

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

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

As of March 31, 2015 and 2014, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended March 31, 2015 and 2014, there were no transfers in or out of Level 1, 2 and 3.

The following table presents the financial assets carried at fair value as of March 31, 2015 and 2014, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type for each of the three applicable levels of hierarchy established by ASC 820 that we used to value our financial assets:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2015	2014
Non-Control/Non-Affiliate Investments
Senior secured debt	$76,789	$109,479
Senior subordinated secured debt	36,133	52,907
Preferred equity	40,217	32,259
Common equity/equivalents	21,234	10,795

Total Non-Control/Non-Affiliate Investments	174,373	205,440
Affiliate Investments
Senior secured debt	181,452	60,391
Senior subordinated secured debt	18,725	2,400
Preferred equity	70,873	25,058

Total Affiliate Investments	271,050	87,849
Control Investments
Senior secured debt	4,900	—
Senior subordinated secured debt	15,520	15,520
Preferred equity	—	5,584
Common equity/equivalents	210	—

Control Investments	20,630	21,104

Total Investments and Cash Equivalents	$466,053	$314,393

In accordance with ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2015 and 2014. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2015	Fair Value as of March 31, 2014	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of March 31, 2015	Range / Weighted Average as of March 31, 2014
Senior secured debt (A)	$220,750	$115,081	TEV	EBITDA multiples	4.4x –18.2x / 6.9x	4.6x – 7.3x / 5.6x
				EBITDA	$712 – $5,871 / $3,302	$1,558 – $6,230 / $3,609
	42,391	54,789	Yield Analysis	Discount Rate	7.4% -13.7% /12.6%	7.6% – 30.0% / 19.2%
Senior subordinated secured debt (B)	49,142	49,470	TEV	EBITDA multiples	4.2x – 7.0x / 5.8x	4.1x – 7.3x / 5.0x
				EBITDA	$1,135 – $5,462 / $2,834	$36 – $6,156 / $4,159
	21,236	21,357	Yield Analysis	Discount Rate	5.0% – 20.5% / 14.4%	12.8% – 12.8% / 12.8%
Preferred equity(C)	111,090	62,901	TEV	EBITDA multiples	3.6x – 18.2x / 6.6x	3.5x – 8.5x / 5.1x
				EBITDA	$712 – $29,235 / $3,749	$36 – $10,621 / $4,266
Common equity/equivalents	21,444	10,795	TEV	EBITDA multiples	3.6x – 18.2x / 9.4x	3.4x – 16.0x / 10.5x
				EBITDA	$712 – $15,240 / $9,149	$36 – $10,621 / $6,008

Total	$466,053	$314,393

(A)	March 31, 2015 includes two new proprietary debt investments for a combined $34.2 million, which were valued at cost. March 31, 2014 includes two new proprietary debt investments for a combined $19.1 million, which were valued at cost.
(B)	March 31, 2014 includes one new proprietary debt investment for $2.4 million, which was valued at cost.
(C)	March 31, 2015 includes two new proprietary equity investments for a combined $8.5 million, which were valued at cost. March 31, 2014 includes two new proprietary equity investments for a combined $7.4 million, which were valued at cost.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase or decrease in market yields, discount rates or leverage or a decrease in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding decrease or increase, respectively, in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value of our portfolio, broken out by security type, during the years ended March 31, 2015 and 2014 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Senior Secured Debt	Senior Subordinated Secured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2015:
Fair value as of March 31, 2014	$169,870	$70,827	$62,901	$10,795	$314,393
Total gain (loss):
Net realized (loss) gain(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	5,056	(4,038)	18,525	10,397	29,940
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	96,693	6,661	27,724	1,902	132,980
Settlements / repayments	(8,128)	(3,072)	(60)	—	(11,260)
Sales	—	—	—	—	—
Transfers(D)	(350)	—	2,000	(1,650)	—

Fair Value as of March 31, 2015	$263,141	$70,378	$111,090	$21,444	$466,053

	Senior Secured Debt	Senior Subordinated Secured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2014:
Fair value as of March 31, 2013	$103,882	$86,811	$82,157	$13,632	$286,482
Total (loss) gain:
Net realized (loss) gain(A)	(2,856)	(6,050)	18,806	(1,659)	8,241
Net unrealized appreciation (depreciation)(B)	3,165	(660)	(25,000)	(5,921)	(28,416)
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	2,274	5,874	(10,644)	1,706	(790)
New investments, repayments and settlements(C):
Issuances / originations	88,267	11,818	32,067	139	132,291
Settlements / repayments	(24,862)	(26,966)	—	—	(51,828)
Sales	—	—	(31,535)	(52)	(31,587)
Transfers(D)	—	—	(2,950)	2,950	—

Fair Value as of March 31, 2014	$169,870	$70,827	$62,901	$10,795	$314,393

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2015 and 2014.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2015 and 2014.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	2015: Transfers represent $2.0 million of senior secured debt of B-Dry, LLC (“B-Dry”), which was converted into preferred equity, and $1.7 million of common equity of Roanoke Industries Corp., which was converted to senior secured term debt.

2014: Transfers represent $3.0 million of preferred equity of Quench Holding Corp. (“Quench”), which was converted into common equity during the quarter ended December 31, 2013.

Investment Activity

During the year ended March 31, 2015, the following significant transactions occurred:

•	In May 2014, NDLI Acquisition, Inc. (“NDLI”), one of our portfolio companies, completed the purchase of certain of Noble Logistics, Inc.’s (“Noble”) assets, one of our other portfolio companies, out of bankruptcy.

•	In August 2014, we made a $1.8 million equity investment in Roanoke Industries Corp. (“Roanoke”), formerly known as Tread Real Estate Corp., which purchased the building owned by another one of our portfolio companies, Tread Corporation (“Tread”). This building has subsequently been leased back to Tread

•	In September 2014, we invested $20.2 million in Cambridge Sound Management, Inc. (“Cambridge”) through a combination of secured debt and equity. Cambridge, based in Waltham, Massachusetts, is the developer of sound systems and solutions.

•	In October 2014, we invested $24.4 million in Old World Christmas, Inc. (“Old World”) through a combination of secured debt and equity. Old World, headquartered in Spokane, Washington, is a designer and distributor of an extensive collection of blown glass Christmas ornaments, table top figurines, vintage-style light covers and nostalgic greeting cards into the independent gift channel.

•	In December 2014, we invested $19.6 million in B+T Group Acquisition Inc. (“B+T”) through a combination of secured debt and equity. B+T, headquartered in Tulsa, Oklahoma, is a full-service provider of structural engineering, construction, and technical services to the wireless tower industry for tower upgrades and modifications. Gladstone Capital Corporation (“Gladstone Capital”), an affiliated fund of ours, also participated as a co-investor by providing $8.4 million of debt and equity financing at the same price and terms as our investment.

•	In December 2014, B-Dry, LLC (“B-Dry”) was restructured, resulting in $2.0 million of secured debt being converted into preferred equity.

•	In March 2015, we invested $10.8 million in Logo Sportswear, Inc. (“Logo”) through a combination of secured debt and equity. Logo, headquartered in Cheshire, Connecticut, is an online provider of user-customized uniforms and apparel for teams, leagues, schools, businesses and organizations.

•	In March 2015, we invested $32.0 million in Counsel Press, Inc. (“Counsel Press”) through a combination of secured debt and equity. Counsel Press, headquartered in New York, New York, provides expert assistance in preparing, filing, and serving appeals in state and federal appellate courts nationwide and several international tribunals.

Investment Concentrations

As of March 31, 2015, our investment portfolio consisted of investments in 34 portfolio companies located in 16 states across 18 different industries with an aggregate fair value of $466.1 million, of which our investments in Counsel Press, SOG, Funko, Acme and Old World, our five largest portfolio investments at fair value, collectively comprised $134.3 million, or 28.8%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of March 31, 2015 and 2014:

	March 31, 2015				March 31, 2014
	Cost		Fair Value		Cost		Fair Value
Senior secured debt	$284,509	56.3%	$263,141	56.5%	$196,293	51.2%	$169,870	54.0%
Senior subordinated secured debt	85,937	17.0	70,378	15.1	82,348	21.5	70,827	22.5

Total debt	370,446	73.3	333,519	71.6	278,641	72.7	240,697	76.5
Preferred equity	127,762	25.3	111,090	23.8	98,099	25.6	62,901	20.0
Common equity/equivalents	7,050	1.4	21,444	4.6	6,797	1.7	10,795	3.5

Total equity/equivalents	134,812	26.7	132,534	28.4	104,896	27.3	73,696	23.5

Total Investments	$505,258	100.0%	$466,053	100.0%	$383,537	100.0%	$314,393	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$70,533	15.1%	$21,188	6.7%
Diversified/Conglomerate Manufacturing	62,996	13.5	54,845	17.4
Chemicals, Plastics, and Rubber	49,312	10.6	52,753	16.8
Leisure, Amusement, Motion Pictures, Entertainment	44,931	9.6	39,867	12.7
Diversified/Conglomerate Service	31,995	6.9	—	—
Machinery (Non-agriculture, Non-construction, Non-electronic)	30,397	6.5	25,917	8.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	25,008	5.4	10,005	3.2
Automobile	24,530	5.3	25,735	8.2
Farming and Agriculture	22,438	4.8	20,557	6.5
Containers, Packaging, and Glass	19,447	4.2	17,889	5.7
Telecommunications	19,241	4.1	—	—
Aerospace and Defense	18,770	4.0	18,512	5.9
Cargo Transport	13,972	3.0	6,500	2.1
Beverage Food and Tobacco	12,982	2.8	13,050	4.2
Textiles and Leather	10,750	2.3	—	—
Buildings and Real Estate	1,860	0.4	7,575	2.4
Other < 2.0%	6,891	1.5	—	—

Total Investments	$466,053	100.0%	$314,393	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$161,444	34.6%	$117,781	37.5%
Northeast	133,814	28.7	67,862	21.6
South	133,703	28.7	89,915	28.6
Midwest	37,092	8.0	38,835	12.3

Total Investments	$466,053	100.0%	$314,393	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2015:

		Amount
For the fiscal years ending March 31:	2016	$19,567
	2017	43,861
	2018	100,316
	2019	81,681
	2020	115,403
	Thereafter	9,618

	Total contractual repayments	$370,446
	Investments in equity securities	134,812

	Total Cost Basis of Investments Held as of March 31, 2015:	$505,258

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We charge the accounts receivable to the established allowance when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2015 and 2014, we had gross receivables from portfolio companies of $1.5 million and $1.2 million, respectively. The allowance for uncollectible receivables was $349 and $44 as of March 31, 2015 and 2014, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Investment Advisory and Management Agreement

In accordance with the Advisory Agreement, we pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee, loan servicing fee and an incentive fee, each as described below. On July 15, 2014, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2015.

The following table summarizes the management fees, loan servicing fees, incentive fees and associated voluntary, non-contractual and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2015	2014	2013
Average total assets subject to base management fee(A)	$378,450	$310,350	$270,600
Multiplied by annual base management fee of 2%	2.0%	2.0%	2.0%

Base management fee(B)	7,569	6,207	5,412
Credits to fees from Adviser—other(B)(C)	(2,848)	(2,309)	(1,107)

Net base management fee	$4,721	$3,898	$4,305

Loan servicing fee(B)	4,994	4,326	3,725
Credits to base management fee—loan servicing fee(B)	(4,994)	(4,326)	(3,725)

Net loan servicing fee	$—	$—	$—

Incentive fee(B)	4,975	3,983	2,585
Credits to fees from Adviser—other(B)(D)	—	—	(221)

Net incentive fee	$4,975	$3,983	$2,364

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations. For the year ended March 31, 2013, the credits to incentive fee and the credits to base management fee are combined into one line item, Credits to fees from Adviser — other, on the accompanying Consolidated Statement of Operations.
(C)	Pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. The Adviser generally credits 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser.
(D)	Our Board of Directors accepted an unconditional and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the year ended March 31, 2013.

Base Management Fee

The base management fee is computed and generally payable quarterly to the Adviser and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser generally voluntarily and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for the valuation of portfolio companies, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser.

Loan Servicing Fee

The Adviser also services the loans held by our wholly-owned subsidiary, Business Investment, in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our revolving line of credit. These loan servicing fees are 100% credited back to us by the Adviser. Overall, the base management fee, inclusive of the loan servicing fee, due to the Adviser cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% of our net assets in any calendar quarter (8.75% annualized); and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% of our net assets in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through March 31, 2015, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through March 31, 2015.

Our Board of Directors accepted an unconditional and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100% of the distributions to common stockholders for the year ended March 31, 2013, which credit totaled $0.2 million. There have been no incentive fee credits from the Adviser for the years ended March 31, 2015 and 2014

Administration Agreement

The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief accounting officer, chief compliance officer and general counsel and secretary (who also serves as the Administrator’s president) and their respective staff. Prior to July 1, 2014, our allocable portion of the expenses were generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter. On July 15, 2014, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2015.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2015	2014
Base management fee due to Adviser	$191	$63
Incentive fee due to Adviser	1,249	1,161
Other due to Adviser	62	1

Total fees due to Adviser	1,502	1,225
Fee due to Administrator	262	224

Total Related Party Fees Due	$1,764	$1,449

Net co-investment expenses payable to Gladstone Capital (for reimbursement purposes) and payables to other affiliates totaled $305 and $41 as of March 31, 2015 and 2014, respectively. These expenses were paid in full subsequent to fiscal year end and have been included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2015 and 2014.

NOTE 5. BORROWINGS

Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with Key Equipment Finance, a division of KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit (our “Credit Facility”). The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained the two one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2015 and 2016, respectively, and upon exercise, the options would extend the revolving period to June 26, 2018 and 2019 and the maturity date to June 26, 2020 and 2021, respectively. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250.0 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and our Credit Facility includes a fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

On September 19, 2014, we further increased our borrowing capacity under our Credit Facility from $105.0 million to $185.0 million by entering into Joinder Agreements pursuant to our Credit Facility, by and among Business Investment, KeyBank, the Adviser and other lenders. We incurred fees of $1.3 million in connection with this expansion, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

The following tables summarize noteworthy information related to our Credit Facility:

	As of March 31,
	2015	2014
Commitment amount	$185,000	$105,000
Borrowings outstanding at cost	118,800	61,250
Availability	66,200	43,750

	For the Years Ended March 31,
	2015	2014	2013
Weighted average borrowings outstanding	$79,158	$34,632	$15,533
Effective interest rate(A)	3.98%	4.90%	5.49%
Commitment (unused) fees incurred	$347	$318	$225

(A)	Excludes the impact of deferred financing fees and includes weighted average unused commitment fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank and with The Bank of New York Mellon Trust Company, N.A as custodian. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.

Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions on our common stock to the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Business Investment is also subject to certain limitations on the type of loan investments it can apply toward available credit in the borrowing base, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $202.9 million as of March 31, 2015, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $354.8 million, an asset coverage of 229.9% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of March 31, 2015, Business Investment had 27 obligors. As of March 31, 2015, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement with KeyBank that effectively limit the interest rate on a portion of our borrowings under the line of credit pursuant to the terms of our Credit Facility. The agreement, which expires April 2016, provides that the interest rate on $45.0 million of our borrowings is capped at 6.0%, plus 3.25% per annum, when 30-day LIBOR is in excess of 6.0%. We incurred a premium fee of $75 in conjunction with this agreement, which is recorded in other assets on our accompanying Consolidated Statements of Assets and Liabilities. At each of March 31, 2015 and 2014, the fair value of our interest rate cap agreement was $0.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our senior subordinated term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”) requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Consolidated Statements of Assets and Liabilities reflects the entire senior subordinated secured term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated interest rate of 7.0% and a maturity date of January 3, 2018.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of March 31, 2015 and 2014, the discount rate used to determine the fair value of our Credit Facility was 3.7% and 4.2%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. At each of March 31, 2015 and 2014, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2015 and 2014, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the years ended March 31, 2015 and 2014:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities
	Using Significant Unobservable Inputs (Level 3) As of March 31,
	2015	2014
Credit Facility	$118,800	$61,701

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)

			Total Fair Value Reported in Consolidated Statements of Assets and Liabilities

	Short-Term Loan	Credit Facility
Year ended March 31, 2015:
Fair value as of March 31, 2014	$—	$61,701	$61,701
Borrowings	—	144,549	144,549
Repayments	—	(87,000)	(87,000)
Net unrealized depreciation(A)	—	(450)	(450)

Fair value as of March 31, 2015	$—	$118,800	$118,800

Year ended March 31, 2014:
Fair value as of March 31, 2013	$58,016	$31,854	$89,870
Borrowings	56,514	145,350	201,864
Repayments	(114,530)	(115,100)	(229,630)
Net unrealized depreciation(A)	—	(403)	(403)

Fair value as of March 31, 2014	$—	$61,701	$61,701

(A)	Included in net unrealized (depreciation) appreciation on our accompanying Consolidated Statement of Operations for the years ended March 31, 2015 and 2014.

The fair value of the collateral under our Credit Facility was $435.9 million and $288.6 million as of March 31, 2015 and 2014, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In November 2014, we completed a public offering of 1,656,000 shares of 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock”) at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $39.7 million. We incurred $1.7 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending December 31, 2021, the mandatory redemption date.

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

In March 2012, we completed a public offering of 1,600,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock) at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were $38.0 million. We incurred $2.0 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending February 28, 2017, the mandatory redemption date.

The Series A Term Preferred Stock has a redemption date of February 28, 2017, and is traded under the ticker symbol GAINP on the NASDAQ Global Select Market. The Series A Term Preferred Stock is not convertible into our common stock or any other security. The Series A Term Preferred Stock provides for a fixed dividend equal to 7.125% per year, payable monthly. We are required to redeem all of the outstanding shares of our Series A Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, three other potential redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of the outstanding Series A Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of the outstanding Series A Term Preferred Stock or otherwise cure the ratio redemption trigger and (3) at our sole option, at any time on or after February 28, 2016, we may redeem some or all of the Series A Term Preferred Stock.

For the years ended March 31, 2015, 2014, and 2013 our Board of Directors declared and we paid a monthly dividend of $0.1484375 per share, or $1.78125 per share in aggregate, to holders of our Series A Term Preferred Stock. For the year ended March 31, 2015, our Board of Directors declared and we paid dividends for the pro-rated month of November 2014 (based on the number of days between the issuance date and November 30, 2014) and all full months from December 2014 through March 2015, that totaled $0.703125 per share to holders of our Series B Term Preferred Stock. The tax character of dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable term preferred stock at cost as of March 31, 2015 and 2014. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value of our Series A Term Preferred Stock, which we consider to be a Level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of March 31, 2015 and 2014, was $41.5 million and $42.4 million, respectively. The fair value of our Series B Term Preferred Stock, which we consider to be a Level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of March 31, 2015, was $42.2 million.

Refer to Note 15 – Subsequent Events for information regarding the recent offering of our newly designated and issued 6.50% Series C Cumulative Term Preferred Stock (“Series C Term Preferred Stock”) subsequent to March 31, 2015.

NOTE 7. COMMON STOCK

Registration Statement

We filed a registration statement on Form N-2 (File No. 333-181879) with the SEC on June 4, 2012, and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 17, 2012, which the SEC declared effective on July 26, 2012. On June 7, 2013, we filed Post-Effective Amendment No. 2 to the registration statement, which the SEC declared effective on July 26, 2013. On June 3, 2014, we filed Post-Effective Amendment No. 3 to the registration statement, and subsequently filed a Post-Effective Amendment No. 4 to the registration statement on September 2, 2014, which the SEC declared effective on September 4, 2014. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through a combined offering of two or more of such securities. We currently have the ability to issue up to $117.3 million in securities under the registration statement.

On March 13, 2015, we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below our then current NAV per share. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $23.0 million, which was used to repay borrowings under our Credit Facility. Refer to Note 15 – Subsequent Events for additional information regarding shares issued pursuant to the underwriters’ overallotment option occurring subsequent to March 31, 2015.

On October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts, of approximately $2.8 million.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per common share for the years ended March 31, 2015, 2014, and 2013:

	Year Ended March 31,
	2015	2014	2013
Numerator for basic and diluted-net increase (decrease) in net assets resulting from operations per common share	$50,214	$(1,329)	$17,279
Denominator for basic and diluted-weighted average common shares	26,665,821	26,475,958	24,189,148

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$1.88	$(0.05)	$0.71

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our common stockholders 90% of our investment company taxable income. The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of the investment company taxable income. Based on that estimate, our Board of Directors declares three monthly common distributions each quarter.

The federal income tax characteristics of all distributions (including preferred stock dividends) will be reported to stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For calendar years ended December 31, 2014, 2013 and 2012, 100% of our common distributions during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the years ended March 31, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	April 16, 2014	April 21, 2014	April 30, 2014	$0.060
	May 16, 2014	May 20, 2014	May 30, 2014	0.060
	June 17, 2014	June 19, 2014	June 30, 2014	0.060
	July 23, 2014	July 25, 2014	August 5, 2014	0.060
	August 18, 2014	August 20, 2014	August 29, 2014	0.060
	September 17, 2014	September 19, 2014	September 30, 2014	0.060
	October 20, 2014	October 22, 2014	October 31, 2014	0.060
	November 13, 2014	November 17, 2014	November 26, 2014	0.060
	December 17, 2014	December 19, 2014	December 31, 2014	0.050	(A)
	December 17, 2014	December 19, 2014	December 31, 2014	0.060
	January 21, 2015	January 23, 2015	February 3, 2015	0.060
	February 13, 2015	February 18, 2015	February 27, 2015	0.060
	March 18, 2015	March 20, 2015	March 31, 2015	0.060

		Year Ended March 31, 2015:		$0.770

2014	April 9, 2013	April 22, 2013	April 30, 2013	$0.050
	April 9, 2013	May 20, 2013	May 31, 2013	0.050
	April 9, 2013	June 19, 2013	June 28, 2013	0.050
	July 9, 2013	July 17, 2013	July 31, 2013	0.050
	July 9, 2013	August 19, 2013	August 30, 2013	0.050
	July 9, 2013	September 16, 2013	September 30, 2013	0.050
	October 8, 2013	October 22, 2013	October 31, 2013	0.060
	October 8, 2013	November 14, 2013	November 29, 2013	0.060
	October 8, 2013	November 18, 2013	November 29, 2013	0.050	(A)
	October 8, 2013	December 16, 2013	December 31, 2013	0.060
	January 7, 2014	January 22, 2014	January 31, 2014	0.060
	January 7, 2014	February 19. 2014	February 28, 2014	0.060
	January 7, 2014	March 17, 2014	March 31, 2014	0.060

		Year Ended March 31, 2014:		$0.710

(A)	A special distribution on our common stock of $0.05 per share was declared by our Board of Directors.

Aggregate distributions declared and paid to our common stockholders for the years ended March 31, 2015 and 2014 were $20.6 million and $18.8 million, respectively, and were declared based on estimates of net investment income for the respective fiscal years. For each of the years ended March 31, 2015 and 2014, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $4.0 million and $3.9 million, respectively, of the first common distributions paid in fiscal year 2016 and 2015, respectively, as having been paid in the respective prior year.

The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2015	2014
Common stock	$30	$26
Capital in excess of par value	309,438	287,062
Cumulative unrealized depreciation of investments	(39,204)	(69,283)
Cumulative unrealized (depreciation) (appreciation) of other	(75)	(525)
Undistributed ordinary income	4,002	3,918
Capital loss carryforward	(288)	(216)
Other temporary differences	(490)	(163)
Other	16	18

Net Assets	$273,429	$220,837

We generally intend to retain some or all of our realized gains first to the extent we have available capital loss carryforwards and second, through a deemed distribution. As of March 31, 2015, we had $0.3 million of capital loss carryforwards that expire in 2018. We had no deemed distributions during the years ended March 31, 2015, 2014, and 2013.

For the years ended March 31, 2015 and 2014, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2015	2014
Undistributed net investment income	$584	$416
Accumulated net realized gain	—	235
Paid-in-capital	(584)	(651)

The tax character of distributions paid by us to common stockholders for the years ended March 31, 2015, 2014 and 2013 were 100.0% from ordinary income.

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in amount up to 100% of our investment company taxable income. Because we have distributed more than 90% of our investment company taxable income, no income tax provisions have been recorded for the years ended March 31, 2015, 2014, and 2013.

In an effort to limit certain federal excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We incurred an excise tax of $0.1 million, $0.3 million, and $31 for the calendar years ended December 31, 2014, 2013 and 2012, respectively.

Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital losses. Our capital loss carryforward balance as of March 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of as of March 31, 2015, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $0 and $35 as of March 31, 2015 and 2014, respectively.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, but in all cases limited to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of March 31, 2015 was $4.4 million. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of March 31, 2015 and 2014 to be minimal.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies. During the years ended March 31, 2015, 2014 and 2013, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

As of March 31, 2015, the following guaranties were outstanding:

•	In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2012, 2013, 2014, and 2015 and will expire in February 2016, unless it is renewed again by us, CCE and Agricredit.

•	In April 2010, we executed a guarantee of vendor recourse for up to $0.6 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $0.6 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2015 to October 2016.

As of March 31, 2014, the following guaranties were outstanding:

•	In October 2008, we executed a guarantee of a vehicle finance facility agreement (the “Ford Finance Facility”) between Ford Motor Credit Company (“Ford”) and ASH. The Ford Finance Facility provides ASH with a line of credit of up to $0.5 million for component Ford parts used by ASH to build truck bodies under a separate contract. Ford retains title and ownership of the parts. The guarantee of the Ford Finance Facility will expire upon termination of the separate parts supply contract with Ford or upon replacement of us as guarantor.

•	In February 2010, we executed the Floor Plan Facility between Agricredit and CCE. The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February 2012, 2013 and 2014.

•	In April 2010, we executed the Recourse Facility for up to $2.0 million in individual customer transactions between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $2.0 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions ranged from October 2014 to October 2016.

•	In October 2013, we executed a guarantee of a vehicle finance facility agreement (the “Compass Finance Facility”) between Compass Bank and ASH. The Compass Finance Facility provides ASH with a line of credit of up to $0.3 million for component Ram parts used by ASH to build truck bodies under a separate contract. The guarantee expired upon maturity of the Compass Finance Facility on October 16, 2014.

The following table summarizes the dollar balance of unused line of credit and other uncalled capital commitments and guaranties as of March 31, 2015 and 2014:

	As of March 31,
	2015	2014
Unused line of credit and other uncalled capital commitments	$10,031	$6,684
Guaranties	2,593	3,628

Total	$12,624	$10,312

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2015	2014	2013	2012	2011
Per Common Share Data:
Net asset value, beginning of year (A)	$8.34	$9.10	$9.38	$9.00	$8.74
Income from investment operations(B)
Net investment income	0.75	0.73	0.68	0.62	0.73
Net realized gain on investments and other	—	0.31	0.03	0.23	1.06
Net unrealized appreciation (depreciation) on investments and other	1.13	(1.09)	—	0.14	(1.05)

Total from investment operations	1.88	(0.05)	0.71	0.99	0.74

Effect of equity capital activity (B)
Cash distributions to common stockholders(C)	(0.77)	(0.71)	(0.60)	(0.61)	(0.48)
Shelf registration offering costs	(0.03)	—	(0.08)	—	—
Net dilutive effect of equity offering(D)	(0.22)	—	(0.31)	—	—

Total from equity capital activity	(1.02)	(0.71)	(0.99)	(0.61)	(0.48)

Other, net(B)(E)	(0.02)	—	—	—	—

Net asset value at end of year(A)	$9.18	$8.34	$9.10	$9.38	$9.00

Per common share market value at beginning of year	$8.27	$7.31	$7.57	$7.79	$6.01
Per common share market value at end of year	7.40	8.27	7.31	7.57	7.76
Total return(F)	11.96%	24.26%	4.73%	5.58%	38.56%
Common stock outstanding at end of year(A)	29,775,958	26,475,958	26,475,958	22,080,133	22,080,133
Statement of Assets and Liabilities Data:
Net assets at end of year	$273,429	$220,837	$240,963	$207,216	$198,829
Average net assets(G)	229,350	231,356	216,751	204,595	192,893
Senior Securities Data:
Total borrowings, at cost	$123,896	$66,250	$94,016	$76,005	$40,000
Mandatorily redeemable preferred stock	81,400	40,000	40,000	40,000	—
Asset coverage ratio(H)	230%	298%	272%	268%	534%
Average coverage per unit(I)	$2,301	$2,978	$2,725	$2,676	$5,344
Ratios/Supplemental Data:
Ratio of expenses to average net assets(J)	12.90%	10.20%	8.81%	5.71%	6.90%
Ratio of net expenses to average net assets(K)(L)	9.48	7.33	6.48	3.67	5.13
Ratio of net investment income to average net assets(M)	8.68	8.35	7.61	6.72	8.38

(A)	Based on actual shares outstanding at the end of the corresponding year.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	In fiscal years ended March 31, 2015 and 2013, the dilution is the result of issuing common shares at a price below then current NAV.
(E)	Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning of the year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting year.
(H)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(I)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(J)	Ratio of expenses to average net assets is computed using expenses before credits from the Adviser. The ratio of expenses to average net assets for the twelve months ended March 31, 2014, 2013, 2012, and 2011 were revised from the previously reported ratios, which were 8.33%, 7.09%, 4.23%, and 5.48%, respectively. Refer to Note 2 – Summary of Significant Accounting Policies for additional information on the revision.
(K)	Ratio of net expenses to average net assets is computed using total expenses, net of credits to the base management fee for the loan servicing fee and other credits from the Adviser.
(L)	Had we not received any voluntary credits of fees due to the Adviser, the ratio of net expenses to average net assets would have been 12.90%, 10.20%, 8.81%, 6.14%, and 7.75% for the fiscal years ended March 31, 2015, 2014, 2013, 2012, and 2011, respectively.
(M)	Had we not received any voluntary credits of fees due to the Adviser, the ratio of net investment income to average net assets would have been 5.26%, 5.48%, 5.28%, 4.25%, and 5.76% for the fiscal years ended March 31, 2015, 2014, 2013, 2012, and 2011, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Quarter Ended
Year ended March 31, 2015	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total investment income	$9,837	$9,071	$11,562	$11,173
Net investment income	4,859	4,204	5,839	4,995
Net increase in net assets resulting from operations	10,770	2,697	7,589	29,158
Net increase in net assets resulting from operations per weighted average common share – basic & diluted	$0.41	$0.10	$0.29	$1.08

	Quarter Ended
Year ended March 31, 2014	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Total investment income	$7,398	$11,359	$8,696	$8,811
Net investment income	4,033	6,228	4,402	4,644
Net (decrease) increase in net assets resulting from operations	(6,519)	14,939	(10,686)	937
Net (decrease) increase in net assets resulting from operations per weighted average common share – basic & diluted	$(0.25)	$0.57	$(0.40)	$0.03

NOTE 14. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We had three unconsolidated subsidiaries, D.P.M.S., Inc. (d/b/a Danco Acquisition Corporation), Galaxy, and SOG, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X during at least one of the years ended March 31, 2015, 2014 and 2013. Accordingly, audited and unaudited financial statements, as applicable, for these subsidiaries have been included as exhibits to this Form 10-K. In addition, we had one unconsolidated subsidiary, Venyu, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X for the years ended March 31, 2014 and 2013. Accordingly, summarized, comparative financial information is presented below for Venyu, which is a leader in commercial-grade, customizable solutions for data protection, data hosting, and disaster recovery.

Income Statement	For the Five Months Ended August 30, 2013(A)	For the Year Ended March 31, 2013
Net sales	$10,120	$23,905
Gross profit	5,254	12,861
Net loss	(294)	(329)

(A)	Venyu was exited in August 2013 and is no longer in our portfolio as of March 31, 2015 or 2014. Rule 4-08(g) information is being provided herein in lieu of Rule 3-09 separate financial statements pursuant to relief provided by the Staff of the SEC’s Office of Chief Accountant in the Division of Investment Management.

NOTE 15. SUBSEQUENT EVENTS

Common stock offering

In connection with the March 13, 2015 common stock offering, the underwriters exercised their option in April 2015 to purchase an additional 495,000 shares at the public offering price of $7.40 per share to cover over-allotments, which resulted in gross proceeds of $3.7 million and net proceeds, after deducting underwriting discounts, of approximately $3.5 million.

Term preferred stock offering

In May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $38.6 million.

Distributions and dividends

In April 2015, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series A and B Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share
April 24, 2015	April 30, 2014	$0.0625	$0.1484375	$0.140625
May 19, 2015	May 29, 2015	0.0625	0.1484375	0.140625
June 19, 2015	June 30, 2015	0.0625	0.1484375	0.140625

Total for the Quarter:		$0.1875	$0.4453125	$0.421875

In May 2015, our Board of Directors declared the following combined cash dividend (for a prorated month of May 2015, based upon the issuance date, and a full month of June 2015) to holders of our Series C Term Preferred Stock:

Record Date	Payment Date	Dividend per Series C Term Preferred Share
June 19, 2015	June 30, 2015	$0.221181

Total for the Quarter:		$0.221181

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2015 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer and treasurer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer and treasurer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

Change in Internal Control over Financial Reporting

There were no changes in internal controls for the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Compensation Discussion and Analysis—Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates	108

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.1.b	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.1.c	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.4	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

10.1	Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 814-00704) filed June 14, 2006.

10.2	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 814-00704) filed June 14, 2006.

10.3	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit K.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.4	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.J to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.5	Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated October 10, 2006, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.6	Amendment No. 1 to Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated April 14, 2009, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.7	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Financial Institutions as party thereto, as Lenders and Managing Agents, and Key Equipment Finance, Inc., as Administrative Agent and Lead Arranger, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 2, 2013.

10.8	Joinder Agreement, dated as of June 12, 2013, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and Everbank Commercial Finance, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.9	Joinder Agreement, dated as of June 12, 2013, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.10	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2014, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Financial Institutions as party thereto, as Lenders and Managing Agents, and Key Equipment Finance, a division of KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 30, 2014.

10.11	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and East West Bank, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.12	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Manufacturers and Traders Trust, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.13	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Customers Bank, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.14	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Talmer Bank and Trust, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12*	Statements re: Computation of Ratios

14	Code of Ethics and Business Conduct, dated January 28, 2013, incorporated by reference to Exhibit 2.r to the Post-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181979), filed June 7, 2013.

21*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of Danco Acquisition Corporation as of and for the years ended December 31, 2014 and 2013 (unaudited).

99.2*	Financial Statements of Danco Acquisition Corporation as of and for the years ended December 31, 2012 and 2011.

99.3*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiary as of and for the years ended December 31, 2014 and 2013 (unaudited).

99.4*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiary as of and for the years ended December 31, 2012 and 2011.

99.5*	Financial Statements of SOG Specialty Knives and Tools, LLC as of and for the years ended December 31, 2014 and 2013 (unaudited).

99.6*	Financial Statements of SOG Specialty Knives and Tools, LLC as of and for the years ended December 31, 2013 and 2012.

* Filed herewith

† Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 20, 2015	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 20, 2015	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 20, 2015	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 20, 2015	By:	/s/ DAVID A. R. DULLUM
David A. R. Dullum
President and Director

Date: May 20, 2015	By:	/s/ MELISSA MORRISON
Melissa Morrison
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 20, 2015	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 20, 2015	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 20, 2015	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 20, 2015	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 20, 2015	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

Date: May 20, 2015	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Investment Income(C)	Value as of March 31, 2014	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2015
CONTROL INVESTMENTS
Galaxy Tool Holding Corporation	Secured Line of Credit	$103	$—	$3,250	$—	$3,250
	Senior Subordinated Secured Term Debt	2,124	15,520	—	—	15,520
	Preferred Stock	—	2,992	—	(2,992)	—
	Common Stock	—	—	—	—	—

		2,227	18,512	3,250	(2,992)	18,770
Roanoke Industries Corp.	Senior Secured Term Debt	69	—	1,650	—	1,650
	Common Stock	—	—	1,860	(1,650)	210

		69	—	3,510	(1,650)	1,860

TOTAL CONTROL INVESTMENTS		$2,296	$18,512	$6,760	$(4,642)	$20,630

AFFILIATE INVESTMENTS
Acme Cryogenics, Inc.	Senior Subordinated Secured Term Debt	$1,269	$14,500	$—	$—	$14,500
	Preferred Stock	—	11,276	972	(3,729)	8,519
	Common Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		1,269	25,776	972	(3,729)	23,019
Alloy Die Casting Corp.	Senior Secured Term Debt	1,255	12,261	—	(107)	12,154
	Preferred Stock	—	1,948	2,174	—	4,122
	Common Stock	—	—	—	—	—

		1,255	14,209	2,174	(107)	16,276
Behrens Manufacturing, LLC	Senior Secured Term Debt	1,315	9,975	—	—	9,975
	Preferred Stock	—	2,754	693	—	3,447

		1,315	12,729	693	—	13,422
B-Dry, LLC	Secured Line of Credit	39	566	1,325	(767)	1,124
	Senior Secured Term Debt	440	4,865	—	(1,375)	3,490
	Senior Secured Term Debt	122	2,144	—	(1,689)	455
	Common Stock	—	—	—	—	—

		601	7,575	1,325	(3,831)	5,069
B+T Group Acquisition, Inc.	Secured Line of Credit	22	—	700	—	700
	Senior Secured Term Debt	521	—	14,000	—	14,000
	Preferred Stock	—	—	4,541	—	4,541

		543	—	19,241	—	19,241
Cambridge Sound Management, Inc.	Secured Line of Credit	14	—	675	(675)	—
	Senior Secured Term Debt	991	—	15,000	—	15,000
	Preferred Equity	—	—	4,500	2,698	7,198

		1,005	—	20,175	2,023	22,198
Channel Technologies Group, LLC	Preferred Stock	—	3,122	—	(807)	2,315
	Common Stock	—	—	—	—	—

		—	3,122	—	(807)	2,315
Counsel Press, Inc.	Secured Line of Credit	1	—	1,500	—	1,500
	Senior Secured Term Debt	6	—	18,000	—	18,000
	Senior Secured Term Debt	2	—	5,500	—	5,500
	Preferred Equity	—	—	6,995	—	6,995

		9	—	31,995	—	31,995

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Investment Income(C)	Value as of March 31, 2014	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2015
D.P.M.S., Inc.	Secured Line of Credit	$161	$690	$550	$(478)	$762
	Senior Secured Term Debt	104	515	—	(25)	490
	Senior Secured Term Debt	357	1,759	—	(85)	1,674
	Senior Secured Term Debt	58	236	—	(17)	219
	Preferred Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		680	3,200	550	(605)	3,145
Edge Adhesives Holdings, Inc.	Secured Line of Credit	130	795	1,590	(897)	1,488
	Senior Secured Term Debt	1,179	9,300	—	—	9,300
	Senior Secured Term Debt	39	—	877	(877)	—
	Senior Subordinated Term Debt	335	2,400	3	—	2,403
	Preferred Stock	—	3,474	—	(275)	3,199

		1,683	15,969	2,470	(2,049)	16,390
Head Country Food Products, Inc.	Secured Line of Credit	2	—	—	—	—
	Senior Secured Term Debt	1,147	9,050	—	—	9,050
	Preferred Stock	—	4,000	—	(69)	3,931

		1,149	13,050	—	(69)	12,981
Logo Sportswear, Inc.	Secured Line of Credit	1	—	250	(250)	—
	Senior Secured Term Debt	83	—	9,200	—	9,200
	Preferred Stock	—	—	1,550	—	1,550

		84	—	11,000	(250)	10,750
Meridian Rack & Pinion, Inc.	Senior Secured Term Debt	1,322	9,672	—	(60)	9,612
	Preferred Stock	—	3,468	—	(351)	3,117

		1,322	13,140	—	(411)	12,729
NDLI Acquisition, LLC	Secured Line of Credit	163	—	2,875	(567)	2,308
	Senior Secured Term Debt	840	—	7,227	(1,424)	5,803
	Senior Secured Term Debt	405	—	3,650	(719)	2,931
	Senior Secured Term Debt	405	—	3,650	(720)	2,930
	Preferred Stock	—	2,592	1,000	(3,592)	—
	Common Stock	—	—	—	—	—

		1,813	2,592	18,402	(7,022)	13,972
Old World Christmas, Inc.	Secured Line of Credit	79	—	2,430	(2,430)	—
	Senior Secured Term Debt	981	—	15,770	—	15,770
	Preferred Stock	—	—	6,657	—	6,657

		1,060	—	24,857	(2,430)	22,427
Precision Southeast, Inc.	Senior Secured Term Debt	399	5,617	4,000	—	9,617
	Preferred Stock	—	—	1,830	—	1,830
	Common Stock	—	—	—	—	—

		399	5,617	5,830	—	11,447
SOG Specialty Knives & Tools, LLC	Senior Secured Term Debt	833	6,200	—	—	6,200
	Senior Secured Term Debt	1,824	12,199	1	—	12,200
	Preferred Stock	534	8,240	5,211	—	13,451

		3,191	26,639	5,212	—	31,851

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Investment Income(C)	Value as of March 31, 2014	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2015
Tread Corporation	Secured Line of Credit (F)	$—	$—	$3,282	$(2,907)	$375
	Senior Subordinated Secured Term Debt (F)	—	—	782	—	782
	Senior Subordinated Secured Term Debt (F)	—	—	430	—	430
	Senior Subordinated Secured Term Debt (F)	—	—	156	—	156
	Senior Subordinated Secured Term Debt (F)	—	—	80	—	80
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		—	—	4,730	(2,907)	1,823

TOTAL AFFILIATE INVESTMENTS		$17,378	$143,618	$149,626	$(22,194)	$271,050

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted. The principal amount of debt and the number of shares of common stock and preferred stock are shown in the accompanying Consolidated Schedule of Investments as of March 31, 2015.
(C)	Represents the total amount of interest or other investment income credited to income for the portion of the year an investment was a control investment or affiliate investment, as appropriate.
(D)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.
(E)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.
(F)	Debt security is on non-accrual status and, therefore, is considered non-income producing
**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.