Form 10-Q
period 2015-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2015-08-04
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of August 3, 2015, was 30,270,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	March 31,
	2015	2015
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $161,298 and $162,598, respectively)	$179,581	$174,373
Affiliate investments (Cost of $325,171 and $310,628, respectively)	282,392	271,050
Control investments (Cost of $30,782 and $32,032 respectively)	19,270	20,630

Total investments at fair value (Cost of $517,251 and $505,258, respectively)	481,243	466,053
Cash and cash equivalents	6,082	4,921
Restricted cash and cash equivalents	955	260
Interest receivable	2,001	1,867
Due from custodian	3,968	4,512
Deferred financing costs	5,781	4,529
Other assets, net	1,744	1,379

TOTAL ASSETS	$501,774	$483,521

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $89,750 and $118,800, respectively)	$89,750	$118,800
Secured borrowing	5,096	5,096

Total borrowings	94,846	123,896
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 5,310,000 and 3,610,000 shares authorized, respectively; 4,866,000 and 3,256,000 shares issued and outstanding, respectively	121,650	81,400
Accounts payable and accrued expenses	2,113	1,271
Fees due to Adviser(A)	1,810	1,502
Fee due to Administrator(A)	355	262
Other liabilities	1,246	1,761

TOTAL LIABILITIES	$222,020	$210,092

Commitments and contingencies(B)
NET ASSETS	$279,754	$273,429

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 30,270,958 and 29,775,958 shares issued and outstanding	$30	$30
Capital in excess of par value	312,684	309,438
Cumulative net unrealized depreciation of investments	(36,007)	(39,204)
Cumulative net unrealized depreciation of other	(75)	(75)
Net investment income in excess of distributions	3,194	3,511
Accumulated net realized loss	(72)	(271)

TOTAL NET ASSETS	$279,754	$273,429

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.24	$9.18

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$3,802	$5,257
Affiliate investments	6,924	2,616
Control investments	659	530
Cash and cash equivalents	—	1

Total interest income	11,385	8,404
Other income:
Non-Control/Non-Affiliate investments	1,321	1,399
Affiliate investments	—	34

Total other income	1,321	1,433

Total investment income	12,706	9,837

EXPENSES
Base management fee(A)	2,453	1,666
Loan servicing fee(A)	1,559	1,135
Incentive fee(A)	1,291	1,215
Administration fee(A)	355	235
Interest expense on borrowings	1,064	738
Dividends on mandatorily redeemable preferred stock	1,767	713
Amortization of deferred financing fees	460	254
Professional fees	442	242
Other general and administrative expenses	556	297

Expenses before credits from Adviser	9,947	6,495

Credit to base management fee - loan servicing fee(A)	(1,559)	(1,135)
Credit to fees from Adviser - other(A)	(845)	(382)

Total expenses, net of credits	7,543	4,978

NET INVESTMENT INCOME	5,163	4,859

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain:
Control investments	199	—

Total net realized gain	199	—
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	6,508	445
Affiliate investments	(3,201)	1,342
Control investments	(110)	3,673
Other	—	451

Total net unrealized appreciation	3,197	5,911

Net realized and unrealized gain	3,396	5,911

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,559	$10,770

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.18

Net increase in net assets resulting from operations	$0.28	$0.41

Distributions declared and paid	$0.19	$0.18

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and diluted	30,260,079	26,475,958

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
OPERATIONS
Net investment income	$5,163	$4,859
Net realized gain on investments	199	—
Net unrealized appreciation of investments	3,197	5,460
Net unrealized depreciation of other	—	451

Net increase in net assets from operations	8,559	10,770

DISTRIBUTIONS
Distributions to common stockholders	(5,676)	(4,766)

Net decrease in net assets from distributions	(5,676)	(4,766)

CAPITAL ACTIVITY
Issuance of common stock	3,663	—
Offering costs for issuance of common stock	(221)	—

Net increase in net assets from capital activity	3,442	—

TOTAL INCREASE IN NET ASSETS	6,325	6,004
NET ASSETS, BEGINNING OF PERIOD	273,429	220,837

NET ASSETS, END OF PERIOD	$279,754	$226,841

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,559	$10,770
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(17,326)	(2,010)
Principal repayments of investments	5,233	60
Increase in investment balance due to paid in kind interest	—	(29)
Net proceeds from the sale of investments	315	—
Net realized gain on investments	(215)	—
Net unrealized appreciation of investments	(3,197)	(5,460)
Net unrealized depreciation of other	—	(451)
Amortization of deferred financing costs	460	254
Bad debt expense	225	—
Changes in assets and liabilities:
Increase in restricted cash and cash equivalents	(695)	(1)
Increase in interest receivable	(134)	(362)
Decrease in due from custodian	544	612
Increase in other assets	(590)	(1,078)
Increase (decrease) in accounts payable and accrued expenses	842	(48)
Increase in fees due to Adviser(A)	308	422
Increase in fee due to Administrator(A)	93	11
Decrease in other liabilities	(515)	(49)

Net cash (used in) provided by operating activities	(6,093)	2,641

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,663	—
Offering costs for issuance of common stock	(221)	—
Proceeds from line of credit	38,500	6,300
Repayments on line of credit	(67,550)	(4,600)
Proceeds from secured borrowing	—	96
Proceeds from issuance of mandatorily redeemable preferred stock	40,250	—
Deferred financing costs	(1,712)	(452)
Distributions paid to common stockholders	(5,676)	(4,766)

Net cash provided by (used in) financing activities	7,254	(3,422)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,161	(781)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,921	4,553

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,082	$3,772

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (7.0%, Due 10/2019)(I)(K)	$—	$—	$—
		Secured First Lien Term Debt (7.0%, Due 10/2019)(I)(K)	5,000	5,000	4,956

				5,000	4,956
Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)(L)		1,845	3,328

				1,845	3,328
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L)		7,725	1,426
		Guaranty ($2,000)(D)
		Guaranty ($533)(D)

				11,725	5,426
Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	3,375
		Common Stock (5,372 shares)(C)(F)(L)		63	2,647

				14,351	16,935
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	11,500	11,500	11,500
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,437
		Common Stock (152 shares)(C)(F)(L)		152	6,228

				13,025	19,165
Funko, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Secured First Lien Term Debt (9.3%, Due 5/2019)(I)(K)	7,500	7,500	7,744
		Secured First Lien Term Debt (9.3%, Due 5/2019)(I)(K)	2,000	2,000	2,065
		Preferred Stock (1,305 units)(C)(F)(L)		1,305	21,412

				10,805	31,221
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (18,898 shares)(C)(F)(L)		9,583	6,208
		Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,891	19,508
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	3,763
		Common Stock (548 shares)(C)(F)(L)		94	—

				14,650	14,763
Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	9,333

				9,379	17,935
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	7,729
		Secured Second Lien Term Debt (13.0%, Due 12/2015)(I)(K)	700	700	399
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	—
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				17,078	8,128
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)		3,397	5,234

				3,397	5,234
SBS Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (14.0%, Due 8/2016)(L) Preferred Stock (19,935 shares)(C)(F)(L) Common Stock (221,500 shares)(C)(F)(L)	11,355	11,355	11,355
				1,994	2,677
				222	963

				13,571	14,995

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	$13,081	$13,081	$13,081
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				17,081	13,081
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,906
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				6,500	4,906

Total Non-Control/Non-Affiliate Investments (represents 37.3% of total investments at fair value)				$161,298	$179,581

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (11.5%, Due 3/2020)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(L)		7,956	11,069
		Common Stock (549,908 shares)(C)(F)(L)		1,197	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				23,678	25,569
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(K)	12,215	12,215	12,062
		Preferred Stock (4,064 shares)(C)(F)(L)		4,064	2,854
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	14,916
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
		Preferred Stock (2,923 shares) (C)(F)(L)		2,922	4,119

				12,897	14,094
Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(J) Preferred Stock (4,943 shares)(C)(F)(J)	11,307	11,307	11,307
				4,943	4,943

				16,250	16,250
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $100 available (6.5% (0.8% Unused Fee), Due 12/2016)(L)	2,150	2,150	1,173
		Secured First Lien Term Debt (13.5%, Due 12/2019)(L)	6,433	6,443	3,514
		Secured First Lien Term Debt (13.5%, Due 12/2019)(L)	840	840	458
		Preferred Stock (2,250 shares)(C)(F)(L)		2,250	—
		Common Stock (2,250 shares)(C)(F)(L)		300	—

				11,983	5,145
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(F)(L)		4,196	—

				18,196	14,000
Cambridge Sound Management, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L) Preferred Stock (4,500 shares) (C)(F)(L)	15,000	15,000	15,000
				4,500	11,180

				19,500	26,180
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	2,227
		Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	2,227
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $600 available (12.8% (1.0% Unused Fee), Due 3/2017)(L)	400	400	400
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(F)(L)		6,995	5,563

				30,895	29,463
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2016)(I)(L)	4,000	4,000	1,360
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	2,575	2,575	875
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	8,795	8,795	2,989
		Secured First Lien Term Debt (5.0%, Due 8/2016)(E)(L)	1,150	1,150	391
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock Warrants (1,241 shares)(C)(F)(L)		3	—

				19,023	5,615

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $10 available (12.5% (1.0% Unused Fee), Due 2/2016)(K)	$1,490	$1,490	$1,481
		Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,253
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,391
		Preferred Stock (3,774 shares) (C)(F)(L)		3,774	1,451

				16,964	14,576
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	3,777

				13,050	12,827
Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Debt (12.5%, Due 3/2020) (L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(F)(L)		1,550	2,754

				10,750	11,954
Meridian Rack & Pinion, Inc. (M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	9,624
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	1,866

				13,041	11,490
NDLI, Inc.	Cargo Transport	Secured First Lien Line of Credit, $0 available (10.5% (0.5% Unused Fee), Due 1/2016)(L)	2,925	2,925	2,342
		Secured First Lien Term Debt (11.0%, Due 1/2018)(L)	7,227	7,227	5,786
		Secured First Lien Term Debt (10.5%, Due 1/2018)(L)	3,650	3,650	2,922
		Secured First Lien Term Debt (10.5%, Due 1/2018)(E)(L)	3,650	3,650	2,922
		Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				21,052	13,972
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L) Preferred Stock (6,180 shares)(C)(F)(L)	15,770	15,770	15,770
				6,180	2,452

				21,950	18,222
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(F)(L)		3,739	3,498
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				13,448	13,116
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017) (L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017) (L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	11,366

				28,149	29,766
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $1,186 available (12.5%, Due 2/2018)(G)(L)	2,064	2,064	549
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	5,000	5,000	1,329
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	2,750	2,750	731
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	1,000	1,000	266
		Secured First Lien Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	135
		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)(L)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				15,161	3,010

Total Affiliate Investments (represents 58.7% of total investments at fair value)				$325,171	$282,392

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $750 available (10.0% (1.0% Unused Fee), Due 9/2015)(L)	$3,750	$3,750	$3,750
		Secured Second Lien Secured Term Debt (13.5%, Due 8/2017)(L)	15,520	15,520	15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				30,782	19,270

Total Control Investments (represents 4.0% of total investments at fair value)				$30,782	$19,270

TOTAL INVESTMENTS				$517,251	$481,243

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $447.9 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5—Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of June 30, 2015.
(B)	Percentages represent the weighted average cash interest rates in effect at June 30, 2015, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of June 30, 2015.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended June 30, 2015 best represents fair value as of June 30, 2015.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (7.0%, Due 10/2019)(I)(K)	$—	$—	$—
		Secured First Lien Term Debt (7.0%, Due 10/2019)(I)(K)	5,000	5,000	4,938

				5,000	4,938
Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)(L)		1,845	3,265

				1,845	3,265
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L)		7,725	2,863
		Guaranty ($2,000)(D)
		Guaranty ($593)(D)

				11,725	6,863
Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	3,532
		Common Stock (5,372 shares)(C)(F)(L)		63	2,813

				14,351	17,258
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	12,000	12,000	12,000
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,404
		Common Stock (152 shares)(C)(F)(L)		152	2,777

				13,525	16,181
Funko, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Secured First Lien Term Debt (9.3%, Due 5/2019)(I)(K)	7,500	7,500	7,734
		Secured First Lien Term Debt (9.3%, Due 5/2019)(I)(K)	2,000	2,000	2,063
		Preferred Stock (1,305 units)(C)(F)(L)		1,305	15,211

				10,805	25,008
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2018)(H)(L) Preferred Stock (18,898 shares)(C)(F)(L) Common Stock (63,747 shares)(C)(F)(L)	13,300	13,300	13,300
				9,583	7,176
				8	—

				22,891	20,476
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	4,139
		Common Stock (548 shares)(C)(F)(L)		94	2,399

				14,650	17,538
Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	7,630

				9,379	16,232

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	8,136
		Secured Second Lien Term Debt (13.0%, Due 12/2015)(I)(K)	1,500	1,500	900
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	—
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				17,878	9,036
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)		3,397	5,432

				3,397	5,432
SBS Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (14.0%, Due 8/2016)(L)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)(L)		1,994	2,627
		Common Stock (221,500 shares)(C)(F)(L)		222	183

				13,571	14,165

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	$13,081	$13,081	$13,081
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				17,081	13,081
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,900
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				6,500	4,900

Total Non-Control/Non-Affiliate Investments (represents 37.4% of total investments at fair value)				$162,598	$174,373

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (11.5%, Due 3/2020)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(L)		7,956	8,519
		Common Stock (549,908 shares)(C)(F)(L)		1,197	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				23,678	23,019
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	12,154
		Preferred Stock (4,064 shares)(C)(F)(L)		4,064	4,122
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	16,276
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
		Preferred Stock (2,923 shares) (C)(F)(L)		2,922	3,447

				12,897	13,422
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $175 available (6.5% (0.8% Unused Fee), Due 12/2016)(L)	2,075	2,075	1,124
		Secured First Lien Term Debt (13.5%, Due 12/2019)(L)	6,433	6,443	3,490
		Secured First Lien Term Debt (13.5%, Due 12/2019)(L)	840	840	455
		Preferred Stock (2,250 shares)(C)(F)(L)		2,250	—
		Common Stock (2,250 shares)(C)(F)(L)		300	—

				11,908	5,069
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Line of Credit, $700 available (10.0% (1.0% Unused Fee), Due 6/2015)(L)	700	700	700
		Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(F)(L)		4,196	4,541

				18,896	19,241
Cambridge Sound Management, Inc.	Home and Office Furnishing, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L) Preferred Stock (4,500 shares) (C)(F)(L)	15,000	15,000	15,000
				4,500	7,198

				19,500	22,198
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	2,315
		Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	2,315
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $500 available (12.8% (1.0% Unused Fee), Due 3/2017)(J)	1,500	1,500	1,500
		Secured First Lien Term Debt (12.8%, Due 3/2020)(J)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(J)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(F)(J)		6,995	6,995

				31,995	31,995
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2016)(I)(L)	4,000	4,000	762
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	2,575	2,575	490
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	8,795	8,795	1,674
		Secured First Lien Term Debt (5.0%, Due 8/2016)(E)(L)	1,150	1,150	219
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock Warrants (1,241 shares)(C)(F)(L)		3	—

				19,023	3,145

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $10 available (12.5% (1.0% Unused Fee), Due 8/2015)(K)	$1,490	$1,490	$1,488
		Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,300
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,403
		Preferred Stock (3,474 shares) (C)(F)(L)		3,474	3,199

				16,664	16,390
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	3,931

				13,050	12,981
Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Line of Credit, $500 available (10.0% (1.0% Unused Fee), Due 9/2015)(J)	—	—	—
		Secured First Lien Term Debt (12.5%, Due 3/2020) (J)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(F)(J)		1,550	1,550

				10,750	10,750
Meridian Rack & Pinion, Inc. (M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	9,612
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	3,117

				13,041	12,729
NDLI, Inc.	Cargo Transport	Secured First Lien Line of Credit, $50 available (10.5% (0.5% Unused Fee), Due 1/2016)(L)	2,875	2,875	2,308
		Secured First Lien Term Debt (11.0%, Due 1/2018)(L)	7,227	7,227	5,803
		Secured First Lien Term Debt (10.5%, Due 1/2018)(L)	3,650	3,650	2,931
		Secured First Lien Term Debt (10.5%, Due 1/2018)(E)(L)	3,650	3,650	2,930
		Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				21,002	13,972
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L) Preferred Stock (6,180 shares)(C)(F)(L)	15,770	15,770	15,770
				6,180	6,657

				21,950	22,427
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,617	9,617	9,617
		Preferred Stock (37,391 shares)(C)(F)(J)		3,739	1,830
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				13,447	11,447
SOG Specialty Knives & Tools LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	13,451

				28,149	31,851
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $853 available (12.5%, Due 2/2018)(G)(L)	2,397	2,397	375
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	5,000	5,000	782
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	2,750	2,750	430
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	1,000	1,000	156
		Secured First Lien Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	80
		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)(L)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				15,494	1,823

Total Affiliate Investments (represents 58.2% of total investments at fair value)				$310,628	$271,050

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $1,250 available (10.0% (1.0% Unused Fee), Due 9/2015)(L)	$3,250	$3,250	$3,250
		Secured Second Lien Term Debt (13.5%, Due 8/2017)(L)	15,520	15,520	15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				30,282	18,770
Roanoke Industries Corp.	Buildings and Real Estate	Secured First Lien Debt (10.0%, Due 11/2019)(I)(L)	1,650	1,650	1,650
		Common Stock (57 shares)(C)(F)(L)		100	210

				1,750	1,860

Total Control Investments (represents 4.4% of total investments at fair value)				$32,032	$20,630

TOTAL INVESTMENTS(Q)				$505,258	$466,053

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $435.9 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5—Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of March 31, 2015.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2015, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of March 31, 2015.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2015 best represents fair value as of March 31, 2015.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc..
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Cumulative gross unrealized depreciation for federal income tax purposes is $80.6 million; cumulative gross unrealized appreciation for federal income tax purposes is $41.4 million. Cumulative net unrealized depreciation is $39.2 million, based on a tax cost of $505.6 million.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and is applying the guidance of FASB ASC Topic 946 Financial Services-Investment Companies. In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily come in the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are: (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio allocation of approximately 75.0% debt investments and 25.0% equity investments, at cost.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 20, 2015.

Our accompanying fiscal year-end Condensed Consolidated Statement of Assets and Liabilities was derived from audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and related notes. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities or total net assets, or statement of changes in net assets and statement of cash flows classifications.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Our Board of Directors reviews valuation recommendations that are provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter our Board of Directors reviews the Policy to determine if changes thereto are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

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

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review our valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our total enterprise value, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

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

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our investments for which a limited market exists, we generally base fair on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter (the three months ended June 30, 2015) are generally valued at our original cost basis.

Fair value measurements of our investments may involve subjective judgments and estimates and, due to the uncertainty inherent in valuing these securities, the Adviser’s determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Adviser’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Revenue Recognition Policy

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2015, our loans to Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $11.3 million, or 3.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $3.0 million, or 0.9% of the fair value of all debt investments in our portfolio. As of March 31, 2015, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $11.7 million, or 3.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.8 million, or 0.5% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of June 30, 2015 and March 31, 2015, respectively, we did not have any loans with a PIK interest component. During the three months ended June 30, 2015 and June 30, 2014, we recorded PIK income of $0 and $29, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Typically, success fees are contractually due upon a change of control in a portfolio company. During the three months ended June 30, 2015, we recorded success fees of $0.2 million, which resulted from prepayments from Drew Foam Company, Inc. (“Drew Foam”). We did not record any success fees during the three months ended June 30, 2014.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three months ended June 30, 2015, we recorded $1.1 million of dividend income resulting from payments from Drew Foam and Funko, LLC (“Funko”). For the three months ended June 30, 2014, we recorded $1.4 million of dividend income primarily consisting of a receivable from Mathey Investments, Inc. (“Mathey”). We collected the Mathey dividend receivable on July 1, 2014.

Both dividend and success fee income are recorded in other income in our accompanying Condensed Consolidated Statements of Operations.

Related Party Fees

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Advisor a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (our “Credit Facility”).

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator whereby we pay separately for administrative services. These fees are accrued when the services are performed and generally paid one month in arrears. Refer to Note 4—Related Party Transactions for additional information regarding these related party fees and agreements.

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or its Equivalent)” (“ASU 2015-07”), which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. We are currently assessing the impact of ASU 2015-07 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-07 is required to be adopted retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. We are currently assessing the impact of ASU 2015-03 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The new standard changes the way a reporting entity evaluates whether a) limited partnerships and similar entities should be consolidated, b) fees paid to decision makers or service provides are variable interests in a variable interest entity (“VIE”), and c) variable interests in a VIE held by related parties require the reporting entity to consolidate the VIE. ASU 2015-02 also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. We do not anticipate ASU 2015-02 to have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2014-09 is effective for annual reporting periods that begin after December 15, 2017 and interim periods within those years, with early adoption not permitted.

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

As of June 30, 2015 and March 31, 2015, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended June 30, 2015 and 2014, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our portfolio investments carried at fair value as of June 30, 2015 and March 31, 2015, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type and all valued at Level 3 on the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	June 30, 2015	March 31, 2015
Non-Control/Non-Affiliate Investments
Secured first lien debt	$81,714	$86,586
Secured second lien debt	29,837	26,336
Preferred equity	43,626	40,217
Common equity/equivalents	24,404	21,234

Total Non-Control/Non-Affiliate Investments	179,581	174,373
Affiliate Investments
Secured first lien debt	193,563	176,059
Secured second lien debt	19,709	24,118
Preferred equity	69,120	70,873

Total Affiliate Investments	282,392	271,050
Control Investments
Secured first lien debt	3,750	4,900
Secured second lien debt	15,520	15,520
Preferred equity	—	—
Common equity/equivalents	—	210

Total Control Investments	19,270	20,630

Total Investments at fair value using Level 3 inputs	$481,243	$466,053

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2015 and March 31, 2015. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2015	Fair Value as of March 31, 2015	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of June 30, 2015	Range / Weighted Average as of March 31, 2015
Secured first lien debt (A)	$229,451	$212,954	TEV	EBITDA multiples	3.7x – 15.9x / 6.7x	4.2x – 18.2x / 6.8x
				EBITDA	$449 – $8,305 / $3,228	$712 – $5,871 / $3,185
				Discount Rate	20.0% –20.0% / 20.0%	—
	49,576	54,591	Yield Analysis	Discount Rate	2.8% –14.0% / 10.8%	5.0% – 13.7% /11.3%
Secured second lien debt	56,938	56,938	TEV	EBITDA multiples	5.7x – 6.2x / 4.4x	4.8x –7.0x / 6.2x
				EBITDA	$1,092 – $5,232 / $2,425	$1,135 – $5,462 / $3,677
	8,129	9,036	Yield Analysis	Discount Rate	29.5% – 29.5% / 29.5%	20.5% – 20.5% / 20.5%
Preferred equity(B)	112,745	111,090	TEV	EBITDA multiples	3.7x – 15.9x / 6.6x	3.6x – 18.2x / 6.6x
				EBITDA	$449 – $39,409 / $3,909	$712 – $29,235 / $3,749
Common equity/equivalents	24,404	21,444	TEV	EBITDA multiples	3.7x – 15.9x / 8.6x	3.6x – 18.2x / 9.4x
				EBITDA	$449 – $17,444 / $10,619	$712 – $15,240 / $9,149

Total	$481,243	$466,053

(A)	June 30, 2015 includes one new proprietary debt investment with a fair value of $11.3 million, which was valued at cost. March 31, 2015 includes two new proprietary debt investments with a combined fair value of $34.2 million, which were valued at cost.
(B)	June 30, 2015 includes one new proprietary equity investments with a fair value of $4.9 million, which was valued at cost. March 31, 2015 includes two new proprietary equity investments with a combined fair value of $8.5 million, which were valued at cost.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates or leverage or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three months ended June 30, 2015 and 2014 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

FISCAL YEAR TO DATE 2016:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2015:
Fair value as of March 31, 2015	$267,545	$65,974	$111,090	$21,444	$466,053
Total gain (loss):
Net realized gain(A)	—	—	—	215	215
Net unrealized appreciation (depreciation)(B)	3,833	(107)	(3,589)	3,170	3,307
Reversal of previously recorded appreciation upon realization(B)	—	—	—	(110)	(110)
New investments, repayments and settlements(C):
Issuances / Originations	12,082	—	5,244	—	17,326
Settlements / Repayments	(4,433)	(800)	—	—	(5,233)
Sales	—	—	—	(315)	(315)
Transfers	—	—	—	—	—

Fair value as of June 30, 2015	$279,027	$65,067	$112,745	$24,404	$481,243

FISCAL YEAR TO DATE 2015:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2014:
Fair value as of March 31, 2014	$174,382	$66,315	$62,901	$10,795	$314,393
Total gain (loss):
Net realized gain (loss) (A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	6,241	(746)	(2,157)	2,122	5,460
Reversal of previously recorded appreciation (depreciation) upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / Originations	1,539	250	250	—	2,039
Settlements / Repayments	—	—	(60)	—	(60)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—

Fair value as of June 30, 2014	$182,162	$65,819	$60,934	$12,917	$321,832

(A)	Included in net realized gain (loss) on investments on our accompanying Condensed Consolidated Statements of Operations for the respective periods ended June 30, 2015 and 2014.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Condensed Consolidated Statements of Operations for the periods ended June 30, 2015 and 2014.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Investment Activity

During the three months ended June 30, 2015, the following significant transactions occurred:

•	In May 2015, we invested $16.3 million in Brunswick Bowling Products, Inc., (“Brunswick”) through a combination of secured first lien debt and equity. Brunswick, headquartered in Muskegon, Michigan, is a leader in the recreation industry and provides industry expertise, products, installation and maintenance for the development and renovation of new and existing centers as well as mixed-use facilities across the entertainment industry.

•	In June 2015, we sold our investment in Roanoke Industries Corp. (“Roanoke”). As a result of the sale, we received net cash proceeds of $0.3 million, resulting in a net realized gain of $0.2 million. In addition, we received full repayment of our debt investment of $1.7 million.

Investment Concentrations

As of June 30, 2015, our investment portfolio consisted of investments in 34 portfolio companies located in 17 states across 17 different industries with an aggregate fair value of $481.2 million, of which our investments in Funko, SOG Specialty Knives & Tools, LLC (“SOG”), Counsel Press Inc. (“Counsel Press”), Cambridge Sound Management, Inc. (“Cambridge”), and Acme Cryogenics, Inc. (“Acme”), our five largest portfolio investments at fair value, collectively comprised $142.2 million, or 29.5%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of June 30, 2015 and March 31, 2015:

	June 30, 2015				March 31, 2015
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$306,097	59.2%	$279,027	58.0%	$298,448	59.1%	$267,545	57.4%
Secured second lien debt	71,198	13.8	65,067	13.5	71,998	14.2	65,974	14.2

Total debt	377,295	73.0	344,094	71.5	370,446	73.3	333,519	71.6
Preferred equity	133,006	25.7	112,745	23.4	127,762	25.3	111,090	23.8
Common equity/equivalents	6,950	1.3	24,404	5.1	7,050	1.4	21,444	4.6

Total equity/equivalents	139,956	27.0	137,149	28.5	134,812	26.7	132,534	28.4

Total Investments	$517,251	100.0%	$481,243	100.0%	$505,258	100.0%	$466,053	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2015 and March 31, 2015:

	June 30, 2015		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$85,395	17.7%	$70,533	15.1%
Diversified/Conglomerate Manufacturing	64,544	13.4	62,996	13.5
Chemicals, Plastics, and Rubber	50,631	10.5	49,312	10.6
Leisure, Amusement, Motion Pictures, Entertainment	42,846	8.9	44,931	9.6
Machinery (Non-agriculture, Non-construction, Non-electronic)	32,930	6.8	30,397	6.5
Personal and Non-Durable Consumer Products (Manufacturing Only)	31,221	6.5	25,008	5.4
Diversified/Conglomerate Service	29,463	6.1	31,995	6.9
Containers, Packaging, and Glass	22,494	4.7	19,447	4.2
Automobile	21,872	4.5	24,530	5.3
Farming and Agriculture	19,669	4.1	22,438	4.8
Aerospace and Defense	19,270	4.0	18,770	4.0
Telecommunications	14,000	2.9	19,241	4.1
Cargo Transport	13,972	2.9	13,972	3.0
Beverage, Food and Tobacco	12,827	2.7	12,982	2.8
Textiles and Leather	11,954	2.5	10,750	2.3
Other < 2.0%	8,155	1.8	8,751	1.9

Total Investments	$481,243	100.0%	$466,053	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2015 and March 31, 2015:

	June 30, 2015		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$160,470	33.4%	$161,444	34.6%
Northeast	136,415	28.3	133,814	28.7
South	129,837	27.0	133,703	28.7
Midwest	54,521	11.3	37,092	8.0

Total Investments	$481,243	100.0%	$466,053	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2015:

		Amount
For the remaining nine months ending March 31:	2016	$17,467
For the fiscal year ending March 31:	2017	43,986
	2018	99,483
	2019	81,681
	2020	113,753
	Thereafter	20,925

	Total contractual repayments	$377,295
	Investments in equity securities	139,956

	Total cost basis of investments held at June 30, 2015:	$517,251

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We charge the accounts receivable to the established allowance when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30, 2015 and March 31, 2015, we had gross receivables from portfolio companies of $1.9 million and $1.5 million, respectively. The allowance for uncollectible receivables was $0.6 and $0.3 million as of June 30, 2015 and March 31, 2015.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with our Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement, and of a loan servicing fee, for the Advisor’s role as servicer pursuant to our Credit Facility, each as described below. On July 14, 2015, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2016.

The following table summarizes the base management fees, incentive fees, loan servicing fees, and associated voluntary, non-contractual and irrevocable credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,
	2015	2014
Average total assets subject to base management fee(A)	$490,600	$333,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,453	1,666
Credits to fees from Adviser - other(B)(C)	(845)	(382)

Net base management fee	$1,608	$1,284

Loan servicing fee(B)	$1,559	$1,135
Credits to base management fee - loan servicing fee(B)	(1,559)	(1,135)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,291	$1,215
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$1,291	$1,215

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.
(C)	Pursuant to the requirements of the 1940 Act, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. At the end of each quarter, the Adviser credits 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.

Base Management Fee

The base management fee is payable quarterly to the Adviser and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for the valuation of portfolio companies, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee.

The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is payable quarterly to the Adviser and is computed as follows:

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through June 30, 2015, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through June 30, 2015.

Loan Servicing Fee

The Adviser also services the loans held by our wholly-owned subsidiary, Business Investment (the borrower under our Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since Business Investment is a consolidated subsidiary of ours, and the total base management fee paid to the Adviser pursuant to the Advisory Agreement, cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat payment of the loan servicing fee pursuant to our Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, unconditionally, and irrevocably credited back to us by the Adviser.

Administration Agreement

The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief valuation officer, chief compliance officer and general counsel and secretary (who also serves as the Administrator’s president) and their respective staff. Prior to July 1, 2014, our allocable portion of the expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser and serviced by the Administrator by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser and serviced by the Administrator.

Effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Condensed Consolidated Statements of Operations and generally paid the following quarter. On July 14, 2015, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2016.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31
	2015	2015
Base management fee due to Adviser	$453	$191
Incentive fee due to Adviser	1,291	1,249
Other due to Adviser	66	62

Total fees due to Adviser	$1,810	$1,502
Fee due to Administrator	$355	$262

Total related party fees due	$2,165	$1,764

Net co-investment expense receivable from or payable to Gladstone Capital (for reimbursement purposes) and payables to other affiliates totaled a receivable of $0.2 million as of June 30, 2015 and a payable of $0.3 million as of March 31, 2015, respectively. These amounts were received or paid in full in the quarter subsequent to being incurred and have been included in other assets and other liabilities, as appropriate, on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2015 and March 31, 2015, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013. If not renewed or extended prior to June 26, 2017 (the “Revolving Period End Date”), all principal and interest will be due and payable on or before June 26, 2019. Subject to certain terms and conditions, our Credit Facility can be expanded up to a total facility amount of $250.0 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day London Interbank Offered Rate (“LIBOR”), plus 3.25% per annum, and our Credit Facility includes a fee of 0.50% on undrawn amounts. After the Revolving Period End Date, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity.

The following tables summarize noteworthy information related to our Credit Facility:

	As of June 30,	As of March 31,
	2015	2015
Commitment amount	$185,000	$185,000
Borrowings outstanding at cost	89,750	118,800
Availability	95,250	66,200

	For the Three Months Ended June 30,
	2015	2014
Weighted average borrowings outstanding	$103,142	$60,423
Effective interest rate(A)	3.9%	4.3%
Commitment (unused) fees incurred	$102	$56

(A)	Excludes the impact of deferred financing fees and includes weighted average unused commitment fees.

Among other things, our Credit Facility includes a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of June 30, 2015, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $395.6 million, an asset coverage of 226.4% and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of June 30, 2015, we had 28 obligors in its borrowing base. As of June 30, 2015, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement with KeyBank National Association that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The agreement, which expires April 2016, provides that the interest rate on $45.0 million of our borrowings is capped at 6.0%, plus 3.25% per annum, when 30-day LIBOR is in excess of 6.0%. We incurred a premium fee of $75 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of June 30, 2015 and March 31, 2015, the fair value of our interest rate cap agreement was $0.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”) requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assets and Liabilities reflects the entire secured second lien term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated interest rate of 7.0% and a maturity date of January 3, 2018.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of June 30, 2015 and March 31, 2015, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. At each of June 30, 2015 and March 31, 2015, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2015 and March 31, 2015, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three months ended June 30, 2015 and 2014:

	Level 3 –Borrowings
	Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2015	March 31, 2015
Credit Facility	$89,750	$118,800

Fair Value Measurements of Borrowings Using
Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended June 30, 2015:
Fair value at March 31, 2015	$118,800
Borrowings	38,500
Repayments	(67,550)
Net unrealized appreciation(A)	—

Fair value at June 30, 2015	$89,750

Three months ended June 30, 2014:
Fair value at March 31, 2014	$61,701
Borrowings	6,300
Repayments	(4,600)
Net unrealized depreciation(A)	(451)

Fair value at June 30, 2014	$62,950

(A)	Included in net unrealized (depreciation) appreciation of other on our accompanying Condensed Consolidated Statement of Operations for the periods ended June 30, 2015 and 2014.

The fair value of the collateral under our Credit Facility was $447.9 million and $435.9 million as of June 30, 2015 and March 31, 2015, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In May, 2015, we completed a public offering of 1,610,000 shares of 6.50% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”) at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.6 million. We incurred $1.6 million in total offering costs related this offering, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 31, 2022, the mandatory redemption date.

The shares of Series C Term Preferred Stock are traded under the ticker symbol GAINN on the NASDAQ Global Select Market (“NASDAQ”). Our Series C Term Preferred Stock is not convertible into our common stock or any other security. Our Series C Term Preferred Stock provides for a fixed dividend equal to 6.50% per year, payable monthly. We are required to redeem all shares of our outstanding Series C Term Preferred Stock on May 31, 2022, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series C Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series C Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series C Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after May 31, 2018.

The following tables summarize our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock” or “Series A”), 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), and Series C Term Preferred Stock outstanding as of June 30, 2015 and March 31, 2015:

As of June 30, 2015:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250

Total as of June 30, 2015					4,866,000	$25.00	$121,650

As of March 31, 2015:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400

Total as of March 31, 2015					3,256,000	$25.00	$81,400

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of cumulative preferred stock during the three months ended of June 30, 2015 and 2014:

For the three months ended June 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 14, 2015	April 24, 2015	May 5, 2015	$0.1484375	$0.140625	$—
April 14, 2015	May 19, 2015	May 29, 2015	0.1484375	0.140625	—
April 14, 2015	June 19, 2015	June 30, 2015	0.1484375	0.140625	—
May 14, 2015(A)	June 19, 2015	June 30, 2015	—	—	0.221181

		Total	$0.4453125	$0.421875	$0.221181

(A)	Represents a combined dividend for a prorated month of May 2015, based upon the issuance date of our Series C Term Preferred Stock, and a full month of June 2015.

For the three months ended June 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share
April 8, 2014	April 21, 2014	April 30, 2014	$0.1484375
April 8, 2014	May 20, 2014	May 30, 2014	0.1484375
April 8, 2014	June 19, 2014	June 30, 2014	0.1484375

		Total	$0.4453125

The tax character of dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable term preferred stock at cost as of June 30, 2015 and March 31, 2015. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date.

The following table summarizes the fair value of each of our series of cumulative preferred stock, each of which we consider to be a Level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of June 30, 2015 and March 31, 2015:

	Level 1 – Borrowings
	Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	June 30, 2015	March 31, 2015
Series A Term Preferred Stock	$41,568	$41,472
Series B Term Preferred Stock	42,145	42,228
Series C Term Preferred Stock	40,653	—

Total	$124,366	$83,700

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. We currently have the ability to issue up to $300.0 million in securities under the registration statement. No securities have been issued to date under the registration statement.

Common Equity Offerings

On March 13, 2015, we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below our then current NAV per share. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $23.0 million, which was used to repay borrowings under our Credit Facility. In April 2015, the underwriters exercised their option to purchase an additional 495,000 shares at the public offering price of $7.40 per share to cover over-allotments, which resulted in gross proceeds of $3.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $3.4 million.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Numerator: net increase in net assets resulting from operations	$8,559	$10,770
Denominator: basic and diluted weighted average common shares	30,260,079	26,475,958

Basic and diluted net increase in net assets resulting from operations per weighted average common share	$0.28	$0.41

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our common stockholders 90% of our investment company taxable income. The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of the investment company taxable income. Based on that estimate, our Board of Directors declares three monthly distributions to common stockholders each quarter.

The federal income tax characteristics of all distributions (including preferred stock dividends) will be reported to stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For calendar years ended December 31, 2014 and 2013, 100% of our common distributions during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to our common stockholders for the three months ended June 30, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	April 14, 2015	April 24, 2015	May 5, 2015	$0.0625
	April 14, 2015	May 19, 2015	May 29, 2015	0.0625
	April 14, 2015	June 19, 2015	June 30, 2015	0.0625

		Three months ended June 30, 2015:		$0.1875

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	April 8, 2014	April 21, 2014	April 30, 2014	$0.06
	April 8, 2014	May 20, 2014	May 30, 2014	0.06
	April 8, 2014	June 19, 2014	June 30, 2014	0.06

		Three months ended June 30, 2014:		$0.18

Aggregate distributions to common stockholders declared quarterly and paid for the three months ended June 30, 2015 and 2014 were $5.7 million and $4.8 million, respectively, and were declared based on estimates of net investment income for the respective fiscal years. We determine the tax characterization of our distributions to common stockholders as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of June 30, 2015, 100% would be from ordinary income and 0% would be a return of capital. For the three months ended June 30, 2015, we recorded a $0.2 million adjustment for estimated book-tax differences which decreased Capital in excess of par value and increased Net investment income in excess of distributions. For the fiscal year ended March 31, 2015, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $4.0 million of the first common distributions paid in fiscal year 2016, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2015, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $0 as of both June 30, 2015 and March 31, 2015.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, but in all cases limited to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of June 30, 2015 and March 31, 2015 was $4.3 million and $4.4 million, respectively. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of June 30, 2015 and March 31, 2015 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies. During the three months ended June 30, 2015, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties as of June 30, 2015 and March 31, 2015 to be immaterial.

As of June 30, 2015, the following guaranties were outstanding:

•	In February 2010, we executed a guarantee of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guarantee was renewed in February of each subsequent year through February 2015 and expires in February 2016, unless it is renewed again by us, CCE and Agricredit.

•	In April 2010, we executed a guarantee of vendor recourse for up to $0.5 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $0.5 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. The terms to maturity of these individual transactions range from October 2015 to October 2016.

The following table summarizes the dollar balance of unused line of credit and other uncalled capital commitments and guaranties as of June 30 and March 31, 2015, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	June 30, 2015	March 31, 2015
Unused line of credit and other uncalled capital commitments	$8,544	$10,031
Guarantees	2,533	2,593

Total	$11,077	$12,624

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2015	2014
Per Common Share Data:
Net asset value at beginning of period(A)	$9.18	$8.34
Income from investment operations(B)
Net investment income	0.17	0.18
Realized gain on sale of investments and other	0.01	—
Net unrealized appreciation of investments and other	0.11	0.23

Total from investment operations	0.29	0.41
Effect of equity capital activity(B)
Cash distributions to common stockholders(C)	(0.19)	(0.18)
Shelf registration offering costs	(0.01)	—
Net dilutive effect of equity offering(D)	(0.03)	—

Total from equity capital activity	(0.23)	(0.18)

Net asset value at end of period(A)	$9.24	$8.57

Per common share market value at beginning of period	$7.40	$8.27
Per common share market value at end of period	7.95	7.40
Total return(E)	10.07%	(8.40)%
Common stock outstanding at end of period(A)	30,270,958	26,475,958
Statement of Assets and Liabilities Data:
Net assets at end of period	$279,754	$226,841
Average net assets(F)	278,746	222,719
Senior Securities Data:
Total borrowings, at cost	$94,846	$68,046
Mandatorily redeemable preferred stock	121,650	40,000
Asset coverage ratio(G)	226%	300%
Average coverage per unit(H)	$2,264	$2,995
Ratios/Supplemental Data:
Ratio of expenses to average net assets - annualized(I)	14.27%	11.67%
Ratio of net expenses to average net assets - annualized(J)(K)	10.82	8.94
Ratio of net investment income to average net assets - annualized(L)	7.41	8.73

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For the three months ended June 30, 2015 and 2014, distributions were deemed to be made from net investment income.
(D)	In the period ended June 30, 2015, the dilution is the result of issuing common shares at a price below then current NAV.
(E)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(F)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(G)	As a BDC, we are generally required to maintain an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. Our mandatorily redeemable preferred stock is a senior security that is stock.
(H)	Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(I)	Ratio of expenses to average net assets is computed using expenses before any credits from the Adviser.
(J)	Ratio of net expenses to average net assets is computed using total expenses, net of credits to the base management fee for the loan servicing fee and other credits from the Adviser
(K)	Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets would have been 14.27% and 11.67% for the three months ended June 30, 2015 and 2014, respectively.
(L)	Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of net investment income to average net assets would have been 3.96% and 6.00% for the three months ended June 30, 2015 and 2014, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We have one unconsolidated subsidiary, Galaxy Tool Holdings, Inc. (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of June 30, 2015 and 2014 and for the three months ended June 30, 2015 and 2014. Accordingly, summarized, comparative financial information, is presented below for our significant unconsolidated subsidiary, Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Three Months Ended June 30,
Income Statement	2015	2014
Net sales	$6,066	$6,532
Gross profit	392	1,079
Net loss	(700)	(337)

NOTE 13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three months ended June 30, 2015, except as disclosed below:

Portfolio Activity

In July 2015, we invested $20.9 million in GI Plastek, Inc. (“GI Plastek”) through a combination of secured first lien debt and equity. GI Plastek, headquartered in Wolfeboro, New Hampshire, is a value-added provider of advanced manufacturing solutions for various non-automotive end markets.

Distributions

In July 2015, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series A, B and C Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
July 24, 2015	August 4, 2015	$0.0625	$0.1484375	$0.140625	$0.135417
August 20, 2015	August 31, 2015	0.0625	0.1484375	0.140625	0.135417
September 21, 2015	September 30, 2015	0.0625	0.1484375	0.140625	0.135417

	Total for the Quarter:	$0.1875	$0.4453125	$0.421875	$0.406250

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David Dullum; 4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on May 20, 2015. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Quarterly Report on Form 10-Q, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts are in thousands unless otherwise indicated.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on May 20, 2015. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We seek to avoid investments in high-risk, early stage enterprises. We expect that our investment portfolio over time will consist of approximately 75.0% in debt securities and 25.0% in equity securities, at cost. As of June 30, 2015, our investment allocation was 72.9% in debt securities and 27.1% in equity securities, at cost.

We focus on investing in small and medium-sized private U.S. businesses that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, the adequacy of the portfolio company’s assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the portfolio company, a public offering of the portfolio company’s stock or by exercising our right to require the portfolio company to repurchase our warrants, though there can be no assurance that we will always have these rights. We generally invest in portfolio companies that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.

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

Business

Portfolio Activity

While conditions remain challenging, we are seeing many new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. During the three months ended June 30, 2015, we invested $16.3 million in one new deal and exited one existing deal with a fair value of $1.9 million as of March 31, 2015, resulting in no net change in the number of our portfolio companies, which was 34 at June 30, 2015, and a net increase quarter over quarter of 3.3% in our portfolio at fair value. This new investment, along with our capital raising efforts discussed below, have allowed us to invest $435.2 million in 26 new debt and equity deals since October 2010. For the three months ended June 30, 2015, our new investments consisted of approximately 69.6% secured first lien term loans and 30.4% equity investments, based on the originating principal balances.

Generally, the majority of the debt securities in our portfolio, have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of June 30, 2015, we had unrecognized success fees of $27.4 million, or $0.90 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized our success fee receivable and related income in our accompanying Condensed Consolidated Financial Statements.

The improved investing environment following the recent recession has presented us with an opportunity to realize gains and other income from five management-supported buyout liquidity events since June 2010, and in the aggregate, the five liquidity events have generated $54.6 million in realized gains and $13.1 million in other income, for a total increase to our net assets of $67.7 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. With the five liquidity events that resulted in realized gains since June 2010, we have nearly overcome our cumulative realized losses since inception that were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution 56.3% since March 2011, and allowed us to declare and pay a $0.03 per common share one-time special distribution in fiscal year 2012, a $0.05 per common share one-time special distribution in November 2013, and a $0.05 per common share one-time special distribution in December 2014.

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through extensions of and increases to our revolving line of credit (the “Credit Facility”) and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended our Credit Facility’s revolving period multiple times, most recently to June 2017, and increased the commitment from $60.0 million to $185.0 million (with a total commitment of $250.0 million through additional commitments of new or existing lenders). Additionally, we issued approximately 1.7 million shares of our Series B Term Preferred Stock for gross proceeds of $41.4 million in November 2014, approximately 3.8 million shares of common stock for gross proceeds of $28.1 million in March 2015, inclusive of the April 2015 overallotment, and approximately 1.6 million shares of our Series C Term Preferred Stock for gross proceeds of approximately $40.3 million in May 2015. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

Although we were able to access the capital markets during 2014 and 2015, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of additional equity. On August 3, 2015, the closing market price of our common stock was $7.84, which represented a 15.2% discount to our June 30, 2015 net asset value (“NAV”) per share of $9.24. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock (collectively the “Senior Securities”). As of June 30, 2015, our asset coverage ratio was 226.4%.

Investment Highlights

During the three months ended June 30, 2015, we disbursed $16.3 million in new debt and equity investments and extended $1.0 million of investments to existing portfolio companies through revolver draws or additions to equity. From our initial public offering in June 2005 through June 30, 2015, we have made 240 investments in 114 companies for a total of approximately $1.1 billion, before giving effect to principal repayments and divestitures.

Investment Activity

During the three months ended June 30, 2015, the following significant transactions occurred:

•	In May 2015, we invested $16.3 in Brunswick Bowling Products, Inc., (“Brunswick”) through a combination of secured first lien debt and equity. Brunswick, headquartered in Muskegon, Michigan, is a leader in the recreation industry and provides industry expertise, products, installation and maintenance for the development and renovation of new and existing centers as well as mixed-use facilities across the entertainment industry.

•	In June 2015, we sold our investment in Roanoke Industries Corp. (“Roanoke”). As a result of the sale, we received net cash proceeds of $0.3 million, resulting in a net realized gain of $0.2 million. In addition, we received full repayment of our debt investment of $1.7 million.

In July 2015, we invested $20.9 million in GI Plastek, Inc. (“GI Plastek”) through a combination of secured first lien debt and equity. GI Plastek, headquartered in Wolfeboro, New Hampshire, is a value-added provider of advanced manufacturing solutions for various non-automotive end markets.

Recent Developments

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. We currently have the ability to issue up to $300.0 million in securities under the registration statement.

Term Preferred Stock Offerings

In May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $38.6 million. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our recently issued mandatorily redeemable preferred stock.

Common Stock Offering

In March 2015, we completed a public offering of 3.3 million shares of our common stock. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $23.0 million. In April 2015, the underwriters fully exercised their overallotment option to purchase 495,000 additional shares of our common stock, resulting in net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $3.4 million.

Executive Officers

On July 14, 2015, our Board of Directors appointed Julia Ryan, formerly the Company’s chief accounting officer, as the Company’s chief financial officer and treasurer. Ms. Ryan replaced Melissa Morrison, Gladstone Capital Corporation’s chief financial officer and treasurer, who had also been acting as chief financial officer and treasurer of the Company since January 13, 2015.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015, to the Three Months Ended June 30, 2014

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,385	$8,404	$2,981	35.5%
Other income	1,321	1,433	(112)	(7.8)

Total investment income	12,706	9,837	2,869	29.2

EXPENSES
Base management fee	2,453	1,666	787	47.2
Loan servicing fee	1,559	1,135	424	37.4
Incentive fee	1,291	1,215	76	6.3
Administration fee	355	235	120	51.1
Interest and dividend expense	2,831	1,451	1,380	95.1
Amortization of deferred financing costs	460	254	206	81.1
Other	998	539	459	85.2

Expenses before credits from Adviser	9,947	6,495	3,452	53.1
Credits to fees from Adviser	(2,404)	(1,517)	(887)	(58.5)

Total expenses, net of credits to fees	7,543	4,978	2,565	51.5

NET INVESTMENT INCOME	5,163	4,859	304	6.3

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	199	—	199	NM
Net unrealized appreciation of investments	3,197	5,460	(2,263)	(41.4)
Net unrealized depreciation of other	—	451	(451)	(100.0)

Net realized and unrealized gain	3,396	5,911	(2,515)	(42.5)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,559	$10,770	$(2,211)	(20.5)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.18	$(0.01)	(5.6)%

Net increase in net assets resulting from operations	$0.28	$0.41	$(0.13)	(31.7)%

NM = Not Meaningful

Investment Income

Total investment income increased by 29.2% for the three months ended June 30, 2015, as compared to the prior year period. This increase was due to an increase in interest income, which resulted from an increase in the size of our portfolio during the three months ended June 30, 2015, partially offset by a slight decline in other income for the same period.

Interest income from our investments in debt securities increased 35.5% for the three months ended June 30, 2015, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2015, was approximately $362.6 million, compared to approximately $267.5 million for the prior year period. This increase was primarily due to approximately $96.0 million in new debt investments originated after June 30, 2014, including Roanoke, Cambridge Sound Management, Inc. (“Cambridge”), Old World Christmas, Inc. (“Old World”), B+T Group Acquisition, Inc. (“B+T”), Logo Sportswear, Inc. (“Logo”), Counsel Press, Inc. (“Counsel Press”), and Brunswick.

At June 30, 2015 and 2014, the loans of one portfolio company, Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $11.3 million and $12.5 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% for both the three months ended June 30, 2015 and 2014. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the three months ended June 30, 2015 decreased by 7.8% from the prior year period. During the three months ended June 30, 2015, other income consisted of $1.1 million of dividend income resulting from payments from Drew Foam Company, Inc.

(“Drew Foam”) and Funko, LLC (“Funko”) and $0.2 million of prepaid exit fees from Drew Foam. For the three months ended June 30, 2014, we recorded $1.4 million of dividend income primarily consisting of a receivable from Mathey Investments, Inc. (“Mathey”). We collected the Mathey dividend receivable on July 1, 2014.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of June 30, 2015		Three months ended June 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Funko, LLC	$31,221	6.5%	$442	3.5%
SOG Specialty Knives & Tools, LLC	29,766	6.2	662	5.2
Counsel Press, Inc.	29,463	6.1	791	6.2
Cambridge Sound Management, Inc.	26,180	5.4	493	3.9
Acme Cryogenics, Inc.	25,569	5.3	422	3.3

Subtotal—five largest investments	142,199	29.5	2,810	22.1
Other portfolio companies	339,044	70.5	9,896	77.9

Total investment portfolio	$481,243	100.0%	$12,706	100.0%

	As of June 30, 2014		Three months ended June 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,322	8.5%	$422	4.3%
SOG Specialty Knives & Tools, LLC	25,386	7.9	696	7.1
Galaxy Tool Holding Corp.	22,186	6.9	530	5.4
Edge Adhesives Holdings, Inc.	17,095	5.3	407	4.1
Jackrabbit, Inc.	16,962	5.3	375	3.8

Subtotal—five largest investments	108,951	33.9	2,430	24.7
Other portfolio companies	212,881	66.1	7,407	75.3

Total investment portfolio	$321,832	100.0%	$9,837	100.0%

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, increased 51.5% for the three months ended June 30, 2015, as compared to the prior year period, primarily due to an increase in interest and dividend expense, the net base management fee, amortization of deferred financing costs, and other expenses as compared to the prior year period.

The net base management fee increased for the three months ended June 30, 2015, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with our Adviser” in Note 4 –Related Party Transactions of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2015	2014
Average total assets subject to base management fee(A)	$490,600	$333,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%
Base management fee(B)	2,453	1,666
Credits to fees from Adviser - other(B)(C)	(845)	(382)

Net base management fee	$1,608	$1,284

Loan servicing fee(B)	$1,559	$1,135
Credits to base management fee - loan servicing fee(B)	(1,559)	(1,135)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,291	$1,215
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$1,291	$1,215

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.
(C)	Pursuant to the requirements of the 1940 Act, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. At the end of each quarter, the Advisor credits 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.

Interest and dividend expense increased 95.1% for the three months ended June 30, 2015, as compared to the prior year period, primarily due to increased average borrowings under our Credit Facility and newly issued Series B Term Preferred Stock and Series C Term Preferred Stock. The weighted average balance outstanding on our Credit Facility during the three months ended June 30, 2015, was $103.1 million, as compared to $60.4 million in the prior year period. The increase in average borrowings under our Credit Facility was partially offset by the decrease in interest rate due to an amendment of our Credit Facility that occurred in June 2014. Dividend expense increased due to the offering of our Series B Term Preferred Stock in November 2014 and our Series C Term Preferred Stock in May 2015. We paid dividends on the Series B Term Preferred Stock for April, May and June 2015 and dividends on the Series C Term Preferred Stock for the pro-rated month of May 2015 and the full month of June 2015, which dividends represented a $1.1 million increase from the prior year period, when the Series B Term Preferred Stock and Series C Term Preferred Stock were not yet outstanding.

Amortization of deferred financing costs increased 81.1% for the three months ended June 30, 2015, as compared to the prior year period, due to the amendments of our Credit Facility in June and November 2014 and the issuance of our Series B Term Preferred Stock and C Term Preferred Stock in November 2014 and May 2015, respectively.

Other expenses increased 85.2% for the three months ended June 30, 2015, as compared to the prior year period, primarily due to higher professional fees, including legal fees, due to the increase in the size of our portfolio and related investing activities and due to approximately $0.2 million of bad debt expense principally related to our investment in Tread.

Realized and Unrealized Gain (Loss)

Realized Gain on Investments

During the three months ended June 30, 2015, we recorded realized gains of $0.2 million, primarily related to the sale of Roanoke, compared to no realized gains or losses during the prior year period.

Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2015, we recorded net unrealized appreciation of investments in the aggregate amount of $3.2 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2015, were as follows:

	Three Months Ended June 30, 2015
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Funko, LLC	$—	$6,213	$—	$6,213
Cambridge Sound Management, Inc.	—	3,982	—	3,982
Frontier Packaging, Inc	—	3,484	—	3,484
Acme Cryogenics, Inc.	—	2,550	—	2,550
D.P.M.S., Inc.	—	2,470	—	2,470
Mathey Investments, Inc.	—	1,703	—	1,703
Precision Southeast, Inc.	—	1,668	—	1,668
Tread Corporation	—	1,520	—	1,520
Logo Sportswear, Inc.	—	1,204	—	1,204
SBS, Industries, LLC	—	829	—	829
Behrens Manufacturing, LLC	—	672	—	672
Roanoke Industries Corp.	215	—	(110)	105
Head Country, Inc.	—	(155)	—	(155)
Quench Holdings Corp.	—	(197)	—	(197)
Drew Foam Company, Inc.	—	(323)	—	(323)
Ginsey Home Solutions, Inc.	—	(968)	—	(968)
Meridian Rack & Pinion, Inc.	—	(1,239)	—	(1,239)
Alloy Die Casting Co.	—	(1,360)	—	(1,360)
Counsel Press, Inc.	—	(1,432)	—	(1,432)
Country Club Enterprises, LLC	—	(1,437)	—	(1,437)
SOG Specialty Knives & Tools, LLC	—	(2,085)	—	(2,085)
Edge Adhesives Holdings, Inc.	—	(2,114)	—	(2,114)
Jackrabbit, Inc.	—	(2,776)	—	(2,776)
Old World Christmas, Inc.	—	(4,205)	—	(4,205)
B+T Group Acquisition, Inc.	—	(4,541)	—	(4,541)
Other, net (<$250 Net)	(16)	(156)	—	(172)

Total	$199	$3,307	$(110)	$3,396

The primary driver of net unrealized appreciation of $3.2 million for the three months ended June 30, 2015, was an improvement in the performance of certain portfolio companies and an increase in comparable multiples used to estimate the fair value of our investments. This increase in fair value was partially offset by decreased performance of several of our portfolio companies.

During the three months ended June 30, 2014, we recorded net unrealized appreciation on investments in the aggregate amount of $5.5 million. The unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2014, were as follows:

	Three months ended June 30, 2014
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
NDLI, Inc.	$—	$5,762	$—	$5,762
Jackrabbit, Inc.	—	3,999	—	3,999
Galaxy Tool Holding Corp.	—	3,673	—	3,673
Acme Cryogenics, Inc.	—	1,546	—	1,546
Edge Adhesives Holdings, Inc.	—	766	—	766
Drew Foam Company, Inc.	—	756	—	756
Mathey Investments, Inc.	—	681	—	681
Behrens Manufacturing, LLC	—	478	—	478
Quench Holdings Corp.	—	(303)	—	(303)
SBS, Industries, LLC	—	(480)	—	(480)
Frontier Packaging, Inc.	—	(706)	—	(706)
Tread Corporation	—	(750)	—	(750)
Channel Technologies Group, LLC	—	(769)	—	(769)
Alloy Die Casting Co.	—	(1,072)	—	(1,072)
D.P.M.S., Inc.	—	(1,144)	—	(1,144)
SOG Specialty Knives & Tools, LLC	—	(1,252)	—	(1,252)
Mitchell Rubber Products, Inc.	—	(1,832)	—	(1,832)
Head Country, Inc.	—	(1,844)	—	(1,844)
Ginsey Home Solutions, Inc.	—	(2,253)	—	(2,253)
Other, net (<$250 Net)	—	204	—	204

Total	$—	$5,460	$—	$5,460

The primary driver of net unrealized appreciation of $5.5 million for the three months ended June 30, 2014, was an improvement in the performance of certain portfolio companies and an increase in comparable multiples used to estimate the fair value of our investments. This increase in fair value was partially offset by decreased performance of several of our portfolio companies.

Over our entire investment portfolio, we recorded approximately $3.7 million of net unrealized appreciation on our debt positions and $0.5 million of net unrealized depreciation on our equity holdings for the three months ended June 30, 2015. At June 30, 2015, the fair value of our investment portfolio was less than our cost basis by approximately $36.0 million, as compared to $39.2 million at March 31, 2015, representing net unrealized appreciation of $3.2 million for the three months ended June 30, 2015. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio had a fair value of 93.0% of cost as of June 30, 2015. The net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation on Other

There was no net unrealized appreciation or depreciation on our Credit Facility for the three months ended June 30, 2015. During the three months ended June 30, 2014, there was net unrealized depreciation of $0.5 million on our Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2015, was $6.1 million, as compared to net cash provided by operating activities of $2.6 million during the three months ended June 30, 2014. This change was primarily due to increased investment activity period over period. New investments totaled $16.3 million during the three months ended June 30, 2015, as compared to no new investments during the three months ended June 30, 2014.

As of June 30, 2015, we had equity investments in or loans to 34 private companies with an aggregate cost basis of approximately $517.3 million. As of June 30, 2014, we had equity investments in or loans to 28 private companies with an aggregate cost basis of approximately $385.5 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Beginning investment portfolio, at fair value	$466,053	$314,393
New investments	16,251	—
Disbursements to existing portfolio companies	1,075	2,010
Increase in investment balance due to PIK	—	29
Scheduled principal repayments	(1,650)	—
Unscheduled principal repayments	(3,583)	(60)
Net proceeds from sales	(315)	—
Net realized gain	215	—
Net unrealized appreciation	3,307	5,460
Reversal of net unrealized appreciation	(110)	—

Ending investment portfolio, at fair value	$481,243	$321,832

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2015:

		Amount
For the remaining nine months ending March 31:	2016	$17,467
For the fiscal year ending March 31:	2017	43,986
	2018	99,483
	2019	81,681
	2020	113,753
	Thereafter	20,925

	Total contractual repayments	$377,295
	Investments in equity securities	139,956

	Total cost basis of investments held at June 30, 2015:	$517,251

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2015, was approximately $7.3 million, which consisted primarily of $38.5 million of proceeds from the issuance of our Series C Term Preferred Stock in May 2015, net of total deferred financing costs, and $3.4 million of net proceeds from the issuance of common shares in April 2015, partially offset by $29.1 million of net repayments on our Credit Facility and $5.7 million in distributions to common stockholders. Net cash used in financing activities for the three months ended June 30, 2014, was approximately $3.4 million, which consisted primarily of $4.8 million in distributions to common stockholders, partially offset by $1.7 million of net borrowings on our Credit Facility.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our common stockholders on an annual basis at least 90% of our investment company taxable income. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared and we paid monthly cash distributions of $0.0625 per common share for each of April, May, and June 2015. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year ending March 31, 2016.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1484375 per share to holders of our Series A Term Preferred Stock and $0.140625 per share to holders of our Series B Term Preferred Stock for the three months from April 2015 to June 2015. In May 2015, our Board of Directors declared a combined dividend for a pro-rated portion of May 2015 and a dividend for the full month of June 2015, which totaled $0.221181 per share, to the holders of our Series C Term Preferred Stock. In July 2015, our Board of Directors also declared a monthly dividend of $0.1484375, $0.140625 and approximately $0.135417 per share for each of July, August and September 2015 to the holders of our Series A Term Preferred Stock, Series B Term Preferred Stock and Series C Term Preferred Stock, respectively. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

Equity

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. No securities have been issued to date under the registration statement. Currently, we have the ability to issue up to $300.0 million in securities under the registration statement.

Common Stock

Pursuant to our previously effective registration statement on Form N-2 (Registration No. 333-181879), on March 13, 2015, we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below then current NAV of $8.55 per share. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $23.0 million, which were primarily used to repay borrowings under our Credit Facility. In connection with the offering, on April 2, 2015, the underwriters exercised their option to purchase an additional 495,000 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $3.4 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has predominantly since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On August 3, 2015, the closing market price of our common stock was $7.84 per share, representing a 15.2% discount to our NAV of $9.24 as of June 30, 2015. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2014 Annual Meeting of Stockholders held on August 7, 2014, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2015 Annual Meeting of Stockholders, scheduled to take place in August 2015, we will again ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1,600,000 shares of our Series A Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $38.0 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to the offering, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the period ending February 28, 2017, the mandatory redemption date.

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

Pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), in November 2014, we completed a public offering of 1,656,000 shares of our Series B Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $39.7 million. We incurred $1.7 million in total offering costs related to this offering, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the period ending December 31, 2021, the mandatory redemption date.

Our Series B Term Preferred Stock is not convertible into our common stock or any other security. Our Series B Term Preferred Stock provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates to $2.8 million per year). We are required to redeem all shares of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series B Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series B Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series B Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after December 31, 2017.

Also pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), in May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.6 million. We incurred $1.6 million in total offering costs related to this offering, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 31, 2022, the mandatory redemption date.

Our Series C Term Preferred Stock is not convertible into our common stock or any other security. Our Series C Term Preferred Stock provides for a fixed dividend equal to 6.50% per year, payable monthly (which equates to $2.6 million per year). We are required to redeem all shares of our outstanding Series C Term Preferred Stock on May 31, 2022, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series C Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series C Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series C Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after May 31, 2018.

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

Revolving Credit Facility

On June 26, 2014, we, through Business Investment, entered into Amendment No. 1 to our Credit Facility, with KeyBank, administrative agent, lead arranger and a lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017 (the “Revolving Period End Date”), all principal and interest will be due and payable on or before June 26, 2019. Of June 30, 2015, we have retained a one-year extension option, to be agreed upon by all parties, which may be exercised on or before June 26, 2016, and upon exercise, the option would extend the revolving period to June 26, 2018 and the maturity date to June 26, 2020. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and our Credit Facility includes an unused fee of 0.50% on undrawn amounts. After the Revolving Period End Date, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

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

Our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility generally also limits distributions to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code, for each of the twelve month periods ending March 31, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50.0% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of June 30, 2015, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $395.6 million, an asset coverage of 226.4% and an active status as a BDC and RIC. As of June 30, 2015, we were in compliance with all covenants under our Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 31, 2015, we had off-balance sheet success fee receivables of $27.4 million (or approximately $0.90 per common share) on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit and other uncalled capital commitments as of June 30, 2015 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guarantees on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $2.5 million of obligations of Country Club Enterprises, LLC (“CCE”). As of June 30, 2015, we have not been required to make any payments on any of the guarantees, and we consider the credit risks to be remote and the fair value of the guaranties to be immaterial.

The following table shows our contractual obligations as of June 30, 2015, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$89,750	$—	$89,750	$—	$—
Mandatorily redeemable preferred stock	121,650	—	40,000	—	81,650
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	56,941	12,379	29,712	10,987	3,863

Total	$273,437	$12,379	$164,558	$10,987	$85,513

(A)	Excludes our unused line of credit commitments and uncalled capital commitments and guaranties to our portfolio companies in the aggregate amount of $11.1 million.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date due to the revolving nature of the facility.
(C)	Includes interest payments due on our Credit Facility and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2015. Dividend payments on our mandatorily redeemable term preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”) as our most critical accounting policy, which is described in Note 2—   Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report. Additionally, refer to Note 3—Investments in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2—Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

Investment Valuation

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

The following table reflects risk ratings for all loans in our portfolio as of June 30, 2015 and March 31, 2015:

Rating	June 30, 2015	March 31, 2015
Highest	10.0	10.0
Average	5.8	5.9
Weighted Average	6.1	6.4
Lowest	3.0	3.0

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

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for a description of recent accounting pronouncements.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of June 30, 2015, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

81.0%	Variable rates with a floor
19.0	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended June 30, 2015 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 20, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition, results of operations or cash flows, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources. Further, we have not been named a party to any proceeding that involves a claim for damages that exceeds 10% of our consolidated current assets.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section and the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 20, 2015. The risks described below and in our Quarterly and Annual Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith pursuant the Policy. In connection with that determination, our Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our Board of Directors have a pecuniary interest in our Adviser. The participation of our Adviser’s investment professionals in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board of Directors, may result in a conflict of interest as the management fees that we pay our Adviser are based on our gross assets less cash.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 3, 2015, the Company filed with the state of Delaware a Certificate of Amendment to the Company’s Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, originally filed with the state of Delaware on February 29, 2012, that amended the number of shares designated of Series A Term Preferred Stock from 1,610,000 to 1,600,000.

On August 3, 2015, the Company filed with the state of Delaware a Certificate of Amendment to the Company’s Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, originally filed with the state of Delaware on November 5, 2014, that amended the number of shares designated of Series B Term Preferred Stock from 2,000,000 to 1,656,000.

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Julia Ryan
Julia Ryan
Chief Financial Officer and Treasurer

Dated: August 4, 2015

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.4	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.5	Certificate of Amendment to the Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock.*

3.6	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock.*

3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.8	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.4	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.