Form 10-Q
period 2015-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2015-10-28
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of October 28, 2015, was 30,270,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2015	2015
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $183,536 and $162,598, respectively)	$191,830	$174,373
Affiliate investments (Cost of $314,967 and $310,628, respectively)	284,040	271,050
Control investments (Cost of $31,532 and $32,032 respectively)	14,765	20,630

Total investments at fair value (Cost of $530,035 and $505,258, respectively)	490,635	466,053
Cash and cash equivalents	5,694	4,921
Restricted cash and cash equivalents	648	260
Interest receivable	2,743	1,867
Due from custodian	1,696	4,512
Deferred financing costs	5,297	4,529
Other assets, net	1,479	1,379

TOTAL ASSETS	$508,192	$483,521

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $103,500 and $118,800, respectively)	$103,500	$118,800
Secured borrowing	5,096	5,096

Total borrowings	108,596	123,896
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 4,956,000 and 3,610,000 shares authorized, respectively; 4,866,000 and 3,256,000 shares issued and outstanding, respectively	121,650	81,400
Accounts payable and accrued expenses	924	1,271
Fees due to Adviser(A)	1,914	1,502
Fee due to Administrator(A)	270	262
Other liabilities	870	1,761

TOTAL LIABILITIES	$234,224	$210,092

Commitments and contingencies(B)
NET ASSETS	$273,968	$273,429

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 30,270,958 and 29,775,958 shares issued and outstanding	$30	$30
Capital in excess of par value	312,463	309,438
Cumulative net unrealized depreciation of investments	(39,400)	(39,204)
Cumulative net unrealized depreciation of other	(75)	(75)
Net investment income in excess of distributions	3,762	3,511
Accumulated net realized loss	(2,812)	(271)

TOTAL NET ASSETS	$273,968	$273,429

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.05	$9.18

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$3,970	$4,494	$7,772	$9,751
Affiliate investments	7,329	3,540	14,253	6,156
Control investments	645	535	1,304	1,065
Cash and cash equivalents	1	1	1	2

Total interest income	11,945	8,570	23,330	16,974
Other income
Non-Control/Non-Affiliate investments	1,795	501	3,116	1,900
Affiliate investments	—	—	—	34

Total other income	1,795	501	3,116	1,934

Total investment income	13,740	9,071	26,446	18,908

EXPENSES
Base management fee(A)	2,510	1,744	4,963	3,410
Loan servicing fee(A)	1,707	1,158	3,266	2,293
Incentive fee(A)	1,505	1,051	2,796	2,266
Administration fee(A)	270	209	625	444
Interest expense on borrowings	1,081	720	2,145	1,458
Dividends on mandatorily redeemable preferred stock	2,065	712	3,832	1,425
Amortization of deferred financing fees	483	282	943	536
Professional fees	261	305	703	547
Other general and administrative expenses	403	450	959	747

Expenses before credits from Adviser	10,285	6,631	20,232	13,126

Credit to base management fee — loan servicing fee(A)	(1,707)	(1,158)	(3,266)	(2,293)
Credit to fees from Adviser — other(A)	(861)	(606)	(1,706)	(988)

Total expenses net of credits to fees	7,717	4,867	15,260	9,845

NET INVESTMENT INCOME	6,023	4,204	11,186	9,063

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss:
Non-Control/Non-Affiliate investments	(1)	—	(1)	—
Affiliate investments	(2,740)	—	(2,740)	—
Control investments	1	(12)	200	(12)

Total net realized loss	(2,740)	(12)	(2,541)	(12)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(9,990)	9,454	(3,482)	9,899
Affiliate investments	11,852	(4,283)	8,651	(2,941)
Control investments	(5,255)	(6,666)	(5,365)	(2,993)
Other	—	—	—	451

Total net unrealized (depreciation) appreciation	(3,393)	(1,495)	(196)	4,416

Net realized and unrealized (loss) gain	(6,133)	(1,507)	(2,737)	4,404

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(110)	$2,697	$8,449	$13,467

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.20	$0.16	$0.37	$0.34

Net increase in net assets resulting from operations	$—	$0.10	$0.28	$0.51

Distributions	$0.19	$0.18	$0.38	$0.36

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	30,270,958	26,475,958	30,265,548	26,475,958

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2015	2014
OPERATIONS
Net investment income	$11,186	$9,063
Net realized loss on investments	(2,541)	(12)
Net unrealized appreciation of investments	(196)	3,965
Net unrealized depreciation of other	—	451

Net increase in net assets from operations	8,449	13,467

DISTRIBUTIONS
Distributions to common stockholders	(11,352)	(9,531)

Net decrease in net assets from distributions	(11,352)	(9,531)

CAPITAL ACTIVITY
Issuance of common stock	3,663	—
Offering costs for issuance of common stock	(221)	—

Net increase in net assets from capital activity	3,442	—

TOTAL INCREASE IN NET ASSETS	539	3,936
NET ASSETS, BEGINNING OF PERIOD	273,429	220,837

NET ASSETS, END OF PERIOD	$273,968	$224,773

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,449	$13,467
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(40,045)	(29,287)
Principal repayments of investments	10,583	802
Increase in investment balance due to paid in kind interest	—	(58)
Net proceeds from the sale of investments	2,159	(12)
Net realized loss on investments	2,525	12
Net unrealized depreciation (appreciation) of investments	196	(3,965)
Net unrealized depreciation of other	—	(451)
Amortization of deferred financing costs	943	536
Bad debt expense	172	16
Changes in assets and liabilities:
(Increase) decrease in restricted cash and cash equivalents	(388)	1,864
Increase in interest receivable	(876)	(424)
Decrease in due from custodian	2,816	527
Increase in other assets	(272)	(242)
(Decrease) increase in accounts payable and accrued expenses	(347)	357
Increase in fees due to Adviser(A)	412	82
Increase (decrease) in fee due to Administrator(A)	8	(15)
Decrease in other liabilities	(891)	(58)

Net cash used in operating activities	(14,556)	(16,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,663	—
Offering costs for issuance of common stock	(221)	—
Proceeds from line of credit	65,500	36,800
Repayments on line of credit	(80,800)	(10,300)
Proceeds from secured borrowing	—	96
Proceeds from issuance of mandatorily redeemable preferred stock	40,250	—
Deferred financing costs	(1,711)	(1,717)
Distributions paid to common stockholders	(11,352)	(9,531)

Net cash provided by financing activities	15,329	15,348

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	773	(1,501)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,921	4,553

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,694	$3,052

NON-CASH ACTIVITIES(B)	$15,740	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	2015:	In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI, which had a cost basis and fair value of $17.7 million and $14.2 million, respectively. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a net realized loss of $2.7 million. We recognized this net realized loss in our Condensed Consolidated Statements of Operations during the three and six months ended September 30, 2015.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (7.0%, Due 10/2019)(I)(K)	$—	$—	$—
		Secured First Lien Term Debt (7.0%, Due 10/2019)(I)(K)	5,000	5,000	4,931

				5,000	4,931

B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $250 available (6.5% (0.8% Unused Fee), Due 12/2016)(L)	2,250	2,250	1,177
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	6,433	6,443	3,370
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	840	840	439
		Preferred Stock (2,250 shares)(C)(F)(L)		2,250	—
		Common Stock (2,250 shares)(C)(F)(L)		300	—

				12,083	4,986

Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L)		7,725	1,870
		Guaranty ($2,000)(D)
		Guaranty ($459)(D)

				11,725	5,870

Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(J)	13,000	13,000	13,000
		Common Stock Warrants (6% ownership)(C)(F)(J)		—	—

				13,000	13,000

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	3,442
		Common Stock (5,372 shares)(C)(F)(L)		63	5,409

				13,351	18,764

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	11,500	11,500	11,500
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,471
		Common Stock (152 shares)(C)(F)(L)		152	8,151

				13,025	21,122

Funko, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Secured First Lien Term Debt (9.3%, Due 5/2019)(I)(L)	7,500	7,500	7,500
		Secured First Lien Term Debt (9.3%, Due 5/2019)(I)(L)	2,000	2,000	2,000
		Preferred Stock (1,305 units)(C)(F)(L)		1,305	17,314

				10,805	26,814

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (18,898 shares)(C)(F)(L)		9,583	6,514
		Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,891	19,814

Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	4,305
		Common Stock (548 shares)(C)(F)(L)		94	1,303

				14,650	16,608

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	6,850

				9,379	15,452

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	8,109
		Secured Second Lien Term Debt (13.0%, Due 12/2015)(I)(K)	700	700	419
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	—
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				17,078	8,528

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)		$3,397	$5,160

				3,397	5,160

SBS Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (14.0%, Due 8/2016)(L)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)(L)		1,994	1,520
		Common Stock (221,500 shares)(C)(F)(L)		222	—

				13,571	12,875

Schylling, Inc.	Leisure, Amusement, Motion	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				17,081	13,081

Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,825
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				6,500	4,825

Total Non-Control/Non-Affiliate Investments (represents 39.1% of total investments at fair value)				$183,536	$191,830

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (11.5%, Due 3/2020)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(L)		7,956	14,831
		Common Stock (549,908 shares)(C)(F)(L)		1,197	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				23,678	29,331

Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	11,543
		Preferred Stock (4,064 shares)(C)(F)(L)		4,064	356
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	11,899

Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(F)(L)		2,922	5,292

				12,897	15,267

Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(L)	11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(F)(L)		4,943	3,869

				16,250	15,176

B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(F)(L)		4,196	—

				18,196	14,000

Cambridge Sound Management, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L)	15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(F)(L)		4,500	13,218

				19,500	28,218

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	1,922
		Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	1,922

Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $450 available (12.8% (1.0% Unused Fee), Due 3/2017)(L)	550	550	550
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(F)(L)		6,995	3,657

				31,045	27,707

D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2016)(I)(L)	4,000	4,000	2,224
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	2,575	2,575	1,432
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	8,795	8,795	4,891
		Secured First Lien Term Debt (5.0%, Due 8/2016)(E)(L)	1,150	1,150	639
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock (1,241 shares)(C)(F)(L)		3	—

				19,023	9,186

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	$9,300	$9,300	$9,184
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,373
		Preferred Stock (3,774 shares)(C)(F)(L)		3,774	—

				15,474	11,557

GI Plastek, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Line of Credit, $1,330 available (10.0% (1.0% Unused Fee), Due 7/2016)(J)	670	670	670
		Secured First Lien Term Debt (13.3%, Due 7/2020)(J)	15,000	15,000	15,000
		Preferred Stock (5,150 units)(C)(F)(J)		5,150	5,150

				20,820	20,820

Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	4,255

				13,050	13,305

Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(F)(L)		1,550	2,141

				10,750	11,341

Meridian Rack & Pinion, Inc.(M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	9,419
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	—

				13,041	9,419

NDLI, Inc.	Cargo Transport	Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				3,600	—

Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(F)(L)		6,180	—

				21,950	15,770

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(F)(L)		3,739	3,850
		Common Stock (90,909 shares)(C)(F)(L)		90	—

				13,447	13,468

SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	13,455

				28,149	31,855

Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $1,434 available (12.5%, Due 2/2018)(G)(L)	1,816	1,816	623
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	5,000	5,000	1,715
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	2,750	2,750	943
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	1,000	1,000	343
		Secured First Lien Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	175
		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)(L)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				14,913	3,799

Total Affiliate Investments (represents 57.9% of total investments at fair value)				$314,967	$284,040

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $0 available (10.0% (1.0% Unused Fee), Due 9/2016)(K)	$4,500	$4,500	$3,319
		Secured Second Lien Secured Term Debt (13.5%, Due 8/2017)(K)	15,520	15,520	11,446
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				31,532	14,765

Total Control Investments (represents 3.0% of total investments at fair value)				$31,532	$14,765

TOTAL INVESTMENTS				$530,035	$490,635

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $470.6 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5—Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”,) as of September 30, 2015.
(B)	Percentages represent the weighted average cash interest rates in effect at September 30, 2015, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of September 30, 2015.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2015 best represents fair value as of September 30, 2015.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments or in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (7.0%, Due 10/2019)(I)(K)	$—	$—	$—
		Secured First Lien Term Debt (7.0%, Due 10/2019)(I)(K)	5,000	5,000	4,938

				5,000	4,938

Cavert II Holding Corp.	Containers, Packaging, and Glass	Preferred Stock (18,446 shares)(C)(F)(L)		1,845	3,265

				1,845	3,265

Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L) Guaranty ($2,000)(D) Guaranty ($593)(D)		7,725	2,863

				11,725	6,863

Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	10,913	10,913	10,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	3,532
		Common Stock (5,372 shares)(C)(F)(L)		63	2,813

				14,351	17,258

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	12,000	12,000	12,000
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,404
		Common Stock (152 shares)(C)(F)(L)		152	2,777

				13,525	16,181

Funko, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Secured First Lien Term Debt (9.3%, Due 5/2019)(I)(K)	7,500	7,500	7,734
		Secured First Lien Term Debt (9.3%, Due 5/2019)(I)(K)	2,000	2,000	2,063
		Preferred Stock (1,305 units)(C)(F)(L)		1,305	15,211

				10,805	25,008

Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (18,898 shares)(C)(F)(L)		9,583	7,176
		Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,891	20,476

Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	4,139
		Common Stock (548 shares)(C)(F)(L)		94	2,399

				14,650	17,538

Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	7,630

				9,379	16,232

Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	8,136
		Secured Second Lien Term Debt (13.0%, Due 12/2015)(I)(K)	1,500	1,500	900
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	—
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				17,878	9,036

Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)		3,397	5,432

				3,397	5,432

SBS Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (14.0%, Due 8/2016)(L)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)(L)		1,994	2,627
		Common Stock (221,500 shares)(C)(F)(L)		222	183

				13,571	14,165

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	$13,081	$13,081	$13,081
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				17,081	13,081

Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,900
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				6,500	4,900

Total Non-Control/Non-Affiliate Investments (represents 37.4% of total investments at fair value)				$162,598	$174,373

AFFILIATE INVESTMENTS(O):

Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (11.5%, Due 3/2020)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(L)		7,956	8,519
		Common Stock (549,908 shares)(C)(F)(L)		1,197	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				23,678	23,019

Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	12,154
		Preferred Stock (4,064 shares)(C)(F)(L)		4,064	4,122
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	16,276

Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(F)(L)		2,922	3,447

				12,897	13,422

B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $175 available (6.5% (0.8% Unused Fee), Due 12/2016)(L)	2,075	2,075	1,124
		Secured First Lien Term Debt (13.5%, Due 12/2019)(L)	6,433	6,443	3,490
		Secured First Lien Term Debt (13.5%, Due 12/2019)(L)	840	840	455
		Preferred Stock (2,250 shares)(C)(F)(L)		2,250	—
		Common Stock (2,250 shares)(C)(F)(L)		300	—

				11,908	5,069

B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Line of Credit, $700 available (10.0% (1.0% Unused Fee), Due 6/2015)(L)	700	700	700
		Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(F)(L)		4,196	4,541

				18,896	19,241

Cambridge Sound Management, Inc.	Home and Office Furnishing, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L)	15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(F)(L)		4,500	7,198

				19,500	22,198

Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	2,315
		Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	2,315

Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $500 available (12.8% (1.0% Unused Fee), Due 3/2017)(J)	1,500	1,500	1,500
		Secured First Lien Term Debt (12.8%, Due 3/2020)(J)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(J)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(F)(J)		6,995	6,995

				31,995	31,995

D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2016)(I)(L)	4,000	4,000	762
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	2,575	2,575	490
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	8,795	8,795	1,674
		Secured First Lien Term Debt (5.0%, Due 8/2016)(E)(L)	1,150	1,150	219
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock (1,241 shares)(C)(F)(L)		3	—

				19,023	3,145

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $10 available (12.5% (1.0% Unused Fee), Due 8/2015)(K)	$1,490	$1,490	$1,488
		Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,300
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,403
		Preferred Stock (3,474 shares)(C)(F)(L)		3,474	3,199

				16,664	16,390

Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	3,931

				13,050	12,981

Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Line of Credit, $500 available (10.0% (1.0% Unused Fee), Due 9/2015)(J)	—	—	—
		Secured First Lien Term Debt (12.5%, Due 3/2020)(J)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(F)(J)		1,550	1,550

				10,750	10,750

Meridian Rack & Pinion, Inc. (M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	9,612
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	3,117

				13,041	12,729

NDLI, Inc.	Cargo Transport	Secured First Lien Line of Credit, $50 available (10.5% (0.5% Unused Fee), Due 1/2016)(L)	2,875	2,875	2,308
		Secured First Lien Term Debt (11.0%, Due 1/2018)(L)	7,227	7,227	5,803
		Secured First Lien Term Debt (10.5%, Due 1/2018)(L)	3,650	3,650	2,931
		Secured First Lien Term Debt (10.5%, Due 1/2018)(E)(L)	3,650	3,650	2,930
		Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				21,002	13,972

Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(F)(L)		6,180	6,657

				21,950	22,427

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,617	9,617	9,617
		Preferred Stock (37,391 shares)(C)(F)(J)		3,739	1,830
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				13,447	11,447

SOG Specialty Knives & Tools LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	13,451

				28,149	31,851

Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $853 available (12.5%, Due 2/2018)(G)(L)	2,397	2,397	375
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	5,000	5,000	782
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	2,750	2,750	430
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	1,000	1,000	156
		Secured First Lien Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	80
		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)(L)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				15,494	1,823

Total Affiliate Investments (represents 58.2% of total investments at fair value)				$310,628	$271,050

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $1,250 available (10.0% (1.0% Unused Fee), Due 9/2015)(L)	$3,250	$3,250	$3,250
		Secured Second Lien Term Debt (13.5%, Due 8/2017)(L)	15,520	15,520	15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				30,282	18,770

Roanoke Industries Corp.	Buildings and Real Estate	Secured First Lien Debt (10.0%, Due 11/2019)(I)(L)	1,650	1,650	1,650
		Common Stock (57 shares)(C)(F)(L)		100	210

				1,750	1,860

Total Control Investments (represents 4.4% of total investments at fair value)				$32,032	$20,630

TOTAL INVESTMENTS(Q)				$505,258	$466,053

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $435.9 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5—Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”,) as of March 31, 2015.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2015, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of March 31, 2015.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2015 best represents fair value as of March 31, 2015.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments or in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Cumulative gross unrealized depreciation for federal income tax purposes is $80.6 million; cumulative gross unrealized appreciation for federal income tax purposes is $41.4 million. Cumulative net unrealized depreciation is $39.2 million, based on a tax cost of $505.6 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 20, 2015.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directs at a meeting the next day so that the full Board of Directors may review and approve the fair value of our investments in accordance with the Policy.

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter our Valuation Committee and Board of Directors review the Policy to determine if changes thereto are advisable and also review whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments.

Standard & Poor’s Securities Evaluation, Inc. (“SPSE”) provides estimates of fair value on our debt investments. The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review our valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our total enterprise value, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

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

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter (the three months ended September 30, 2015) are generally valued at our original cost basis.

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

Revenue Recognition Policy

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2015, our loans to Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $11.1 million, or 2.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $3.8 million, or 1.1% of the fair value of all debt investments in our portfolio. As of March 31, 2015, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $11.7 million, or 3.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.8 million, or 0.5% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of September 30, 2015 and March 31, 2015, respectively, we did not have any loans with a PIK interest component. During the three and six months ended September 30, 2015, we did not record PIK income. During the three and six months ended September 30, 2014, we recorded PIK income of $29 and $58, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Typically, success fees are contractually due upon a change of control in a portfolio company. During the three and six months ended September 30, 2015, we recorded success fees of $0 and $0.9 million, respectively, which resulted from a prepayment from Drew Foam Company, Inc. (“Drew Foam”) in June 2015. During the three and six months ended September 30, 2014, we recorded $0.5 million of success fees, which resulted from prepayments of $0.2 million from each of Auto Safety House, LLC (“ASH”) and Frontier Packaging, Inc. (“Frontier”) and $0.1 million from Mathey Investments, Inc. (“Mathey”).

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three and six months ended September 30, 2015, we recorded dividend income of $1.8 million and $2.2 million, respectively, which resulted from payments we received from Cavert II Holding Corp. (“Cavert”), Drew Foam and Funko, LLC (“Funko”) as well as an additional $0.2 million dividend receivable from Funko. For the three and six months ended September 30, 2014, we recorded $1.4 million of dividend income resulting from payments we received from Mathey.

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

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30)” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. We have assessed the impact of ASU 2015-15 and identified no impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-15 was effective immediately.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 until January 1, 2018, with early adoption permitted beginning January 1, 2017.

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

As of September 30, 2015 and March 31, 2015, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and six months ended September 30, 2015 and 2014, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our portfolio investments carried at fair value as of September 30, 2015 and March 31, 2015, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities and by security type and all valued at Level 3 on the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	September 30, 2015	March 31, 2015
Non-Control/Non-Affiliate Investments
Secured first lien debt	$89,694	$86,586
Secured second lien debt	38,828	26,336
Preferred equity	36,435	40,217
Common equity/equivalents	26,873	21,234

Total Non-Control/Non-Affiliate Investments	191,830	174,373
Affiliate Investments
Secured first lien debt	187,925	176,059
Secured second lien debt	24,118	24,118
Preferred equity	71,997	70,873

Total Affiliate Investments	284,040	271,050
Control Investments
Secured first lien debt	3,319	4,900
Secured second lien debt	11,446	15,520
Preferred equity	—	—
Common equity/equivalents	—	210

Total Control Investments	14,765	20,630

Total Investments at fair value using Level 3 inputs	$490,635	$466,053

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2015 and March 31, 2015. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2015	Fair Value as of March 31, 2015	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of September 30, 2015	Range /Weighted Average as of March 31, 2015
Secured first lien debt (A)	$220,383	$212,954	TEV	EBITDA multiples	4.5x –8.3x /6.2x	4.2x –18.2x /6.8x

				EBITDA	$249 - $55,042/ $5,577	$712 - $5,871 / $3,185

	4,986	—	DCF	Discount Rate	20.0% -20.0% /20.0%	—

	55,569	54,591	Yield Analysis	Discount Rate	7.4% - 46.0% / 16.0%	5.0% -13.7% /11.3%

Secured second lien debt(B)	54,418	56,938	TEV	EBITDA multiples	5.8x – 8.6x / 7.0x	4.8x – 7.0x / 6.2x

				EBITDA	$1,882 - $9,631 / $4,482	$1,135 -$5,462 / $3,677

	19,974	9,036	Yield Analysis	Discount Rate	19.0% - 32.6% / 25.5%	20.5% - 20.5% / 20.5%

Preferred equity(C)	108,432	111,090	TEV	EBITDA multiples	4.5x – 8.9x /6.5x	3.6x – 18.2x / 6.6x

				EBITDA	$249 - $55,042 / $4,072	$712 - $29,235 / $3,749

Common equity/equivalents	26,873	21,444	TEV	EBITDA multiples	4.5x – 11.2x / 8.7x	3.6x – 18.2x / 9.4x

				EBITDA	$791 - $17,545 / $10,687	$712 - $15,240 / $9,149

Total	$490,635	$466,053

(A)	September 30, 2015 includes one new proprietary secured first lien debt investment with a fair value of $15.7 million, which was valued at cost. March 31, 2015 includes two new proprietary secured first lien debt investments with a combined fair value of $34.2 million, which were valued at cost.
(B)	September 30, 2015 includes one new proprietary secured second lien debt investment with a fair value of $13.0 million, which was valued at cost.
(C)	September 30, 2015 includes one new proprietary preferred equity investment with a fair value of $5.2 million, which was valued at cost. March 31, 2015 includes two new proprietary preferred equity investments with a combined fair value of $8.5 million, which were valued at cost.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/ (decrease) in market yields, discount rates or leverage or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended September 30, 2015 and 2014 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2015:
Fair value as of June 30, 2015	$279,027	$65,067	$112,745	$24,404	$481,243
Total gain (loss):
Net realized (loss) gain(A)	(2,740)	—	(1)	1	(2,740)
Net unrealized appreciation (depreciation)(B)	1,943	(3,675)	(6,135)	2,468	(5,399)
Reversal of previously recorded depreciation (appreciation) upon realization(B)	3,489	—	(1,483)	—	2,006
New investments, repayments and settlements(C):
Issuances / originations	17,569	13,000	5,150	—	35,719
Settlements / repayments	(18,350)	—	—	—	(18,350)
Sales	—	—	(1,844)	—	(1,844)
Transfers	—	—	—	—	—

Fair value as of September 30, 2015	$280,938	$74,392	$108,432	$26,873	$490,635

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six months ended September 30, 2015:
Fair value as of March 31, 2015	$267,545	$65,974	$111,090	$21,444	$466,053
Total (loss) gain:
Net realized (loss) gain(A)	(2,740)	—	(1)	216	(2,525)
Net unrealized (depreciation) appreciation(B)	5,775	(3,782)	(9,723)	5,638	(2,092)
Reversal of previously recorded depreciation (appreciation) upon realization(B)	3,489	—	(1,483)	(110)	1,896
New investments, repayments and settlements(C):
Issuances / originations	29,652	13,000	10,393	—	53,045
Settlements / repayments	(22,783)	(800)	—	—	(23,583)
Sales	—	—	(1,844)	(315)	(2,159)
Transfers	—	—	—	—	—

Fair value as of September 30, 2015	$280,938	$74,392	$108,432	$26,873	$490,635

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2014:
Fair value as of June 30, 2014	$182,161	$65,820	$60,934	$12,917	$321,832
Total gain (loss):
Net realized loss(A)	—	—	(12)	—	(12)
Net unrealized depreciation(B)	(1,547)	(452)	(4,207)	4,711	(1,495)
Reversal of previously recorded appreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	17,432	1,500	6,472	1,902	27,306
Settlements / repayments	(742)	—	—	—	(742)
Sales	—	—	12	—	12
Transfers	—	—	—	—	—

Fair value as of September 30, 2014	$197,304	$66,868	$63,199	$19,530	$346,901

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six months ended September 30, 2014:
Fair value as of March 31, 2014	$174,382	$66,315	$62,901	$10,795	$314,393
Total gain (loss):
Net realized loss(A)	—	—	(12)	—	(12)
Net unrealized appreciation (depreciation)(B)	4,693	(1,197)	(6,365)	6,834	3,965
Reversal of previously recorded appreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	18,971	1,750	6,723	1,901	29,345
Settlements / repayments	(742)	—	(60)	—	(802)
Sales	—	—	12	—	12
Transfers	—	—	—	—	—

Fair value as of September 30, 2014	$197,304	$66,868	$63,199	$19,530	$346,901

(A)	Included in net realized gain (loss) on investments on our accompanying Condensed Consolidated Statements of Operations for the respective periods ended September 30, 2015 and 2014.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Condensed Consolidated Statements of Operations for the periods ended September 30, 2015 and 2014.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Investment Activity

During the six months ended September 30, 2015, the following significant transactions occurred:

•	In May 2015, we invested $16.3 million in Brunswick Bowling Products, Inc. (“Brunswick”) through a combination of secured first lien debt and equity. Brunswick, headquartered in Muskegon, Michigan, is a leader in the recreation industry and provides industry expertise, products, installation and maintenance for the development and renovation of new and existing centers as well as mixed-use facilities across the entertainment industry.

•	In June 2015, we sold our investment in Roanoke Industries Corp. (“Roanoke”). As a result of the sale, we received net cash proceeds of $0.3 million, resulting in a net realized gain of $0.2 million. In addition, we received full repayment of our debt investment of $1.7 million.

•	In July 2015, we invested $20.9 million in GI Plastek, Inc. (“GI Plastek”) through a combination of secured first lien debt and equity. GI Plastek, headquartered in Wolfeboro, New Hampshire, is a value-added provider of advanced manufacturing solutions for various non-automotive end markets.

•	In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a net realized loss of $2.7 million. Diligent, headquartered in Houston, Texas, has provided professional delivery services since 1994.

•	In September 2015, we sold our investment in Cavert. As a result of the sale, we received cash proceeds of $3.4 million, resulting in dividend income of $1.5 million and repayment of our equity investment at its cost basis of $1.8 million.

Investment Concentrations

As of September 30, 2015, our investment portfolio consisted of investments in 35 portfolio companies located in 18 states across 17 different industries with an aggregate fair value of $490.6 million, of which our investments in SOG Specialty Knives & Tools, LLC (“SOG”), Acme Cryogenics, Inc. (“Acme”), Cambridge Sound Management, Inc. (“Cambridge”), Counsel Press Inc. (“Counsel Press”), and Funko, our five largest portfolio investments at fair value, collectively comprised $143.9 million, or 29.4%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of September 30, 2015 and March 31, 2015:

	September 30, 2015				March 31, 2015
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$302,577	57.1%	$280,938	57.3%	$298,448	59.1%	$267,545	57.4%
Secured second lien debt	84,197	15.9	74,392	15.1	71,998	14.2	65,974	14.2

Total debt	386,774	73.0	355,330	72.4	370,446	73.3	333,519	71.6
Preferred equity	136,311	25.7	108,432	22.1	127,762	25.3	111,090	23.8
Common equity/equivalents	6,950	1.3	26,873	5.5	7,050	1.4	21,444	4.6

Total equity/equivalents	143,261	27.0	135,305	27.6	134,812	26.7	132,534	28.4

Total Investments	$530,035	100.0%	$490,635	100.0%	$505,258	100.0%	$466,053	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2015 and March 31, 2015:

	September 30, 2015		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, House wares, and Durable Consumer Products	$84,138	17.2%	$70,533	15.1%
Chemicals, Plastics, and Rubber	77,442	15.8	49,312	10.6
Diversified/Conglomerate Manufacturing	63,299	12.9	62,996	13.5
Leisure, Amusement, Motion Pictures, Entertainment	44,936	9.2	44,931	9.6
Machinery (Non-agriculture, Non-construction, Non-electronic)	28,327	5.8	30,397	6.5
Diversified/Conglomerate Service	27,707	5.6	31,995	6.9
Personal and Non-Durable Consumer Products (Manufacturing Only)	26,814	5.5	25,008	5.4
Farming and Agriculture	21,432	4.4	22,438	4.8
Containers, Packaging, and Glass	21,123	4.3	19,447	4.2
Automobile	20,220	4.1	24,530	5.3
Aerospace and Defense	14,765	3.0	18,770	4.0
Telecommunications	14,000	2.8	19,241	4.1
Beverage, Food and Tobacco	13,305	2.7	12,982	2.8
Cargo Transport	13,000	2.6	13,972	3.0
Textiles and Leather	11,341	2.3	10,750	2.3
Other < 2.0%	8,786	1.8	8,751	1.9

Total Investments	$490,635	100.0%	$466,053	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2015 and March 31, 2015:

	September 30, 2015		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$161,342	32.9%	$133,814	28.7%
West	158,054	32.2	161,444	34.6
South	121,206	24.7	133,703	28.7
Midwest	50,033	10.2	37,092	8.0

Total Investments	$490,635	100.0%	$466,053	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2015:

		Amount
For the remaining six months ending March 31:	2016	$9,302
For the fiscal year ending March 31:	2017	49,406
	2018	83,707
	2019	81,681
	2020	113,753
	Thereafter	48,925

	Total contractual repayments	$386,774
	Investments in equity securities	143,261

	Total cost basis of investments held at September 30, 2015:	$530,035

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We charge the accounts receivable to the established allowance when collection efforts have been exhausted and the receivables are deemed uncollectible. As of both September 30, 2015 and March 31, 2015, we had gross receivables from portfolio companies of $1.5 million. The allowance for uncollectible receivables was $0.5 million and $0.3 million as of September 30, 2015 and March 31, 2015, respectively.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated voluntary, non-contractual and irrevocable credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Average total assets subject to base management fee(A)	$502,000	$348,800	$496,300	$341,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	2,510	1,744	4,963	3,410
Credits to fees from Adviser - other(B)	(861)	(606)	(1,706)	(988)

Net base management fee	$1,649	$1,138	$3,257	$2,422

Loan servicing fee(B)	1,707	1,158	3,266	2,293
Credits to base management fee - loan servicing fee(B)	(1,707)	(1,158)	(3,266)	(2,293)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee(B)	$1,505	$1,051	$2,796	$2,266
Credits to fees from Adviser - other(B)	—	—	—	—

Net incentive fee	$1,505	1,051	2,796	2,266

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

Base Management Fee

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 2.0%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.

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

Loan Servicing Fee

The Adviser also services the loans held by our wholly-owned subsidiary, Business Investment (the borrower under our Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat payment of the loan servicing as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, unconditionally, and irrevocably credited back to us by the Adviser.

Incentive Fee

The incentive fee payable to the Adviser under our Advisory Agreement consists of two parts: an income-based incentive fee and a capital gains-based incentive fee.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through September 30, 2015, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through September 30, 2015.

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

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31
	2015	2015
Base management fee due to Adviser	$(58)	$191
Incentive fee due to Adviser	1,505	1,249
Other due to Adviser	467	62

Total fees due to Adviser	$1,914	$1,502

Fee due to Administrator	$270	$262

Total related party fees due	$2,184	$1,764

Net co-investment expense receivable from or payable to Gladstone Capital (for reimbursement purposes) and payables to other affiliates totaled to a receivable of $0.1 million as of September 30, 2015 and a payable of $0.3 million as of March 31, 2015, respectively. These amounts were received or paid in full in the quarter subsequent to being incurred and have been included in other assets and other liabilities, as appropriate, on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2015 and March 31, 2015, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013. If not renewed or extended prior to June 26, 2017 (the “Revolving Period End Date”), all principal and interest will be due and payable on or before June 26, 2019. As of September 30, 2015, we have retained a one-year extension option, to be agreed upon by all parties, which may be exercised on or before June 26, 2016, and upon exercise, the option would extend the revolving period to June 26, 2018 and the maturity date to June 26, 2020. Subject to certain terms and conditions, our Credit Facility can be expanded up to a total facility amount of $250.0 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day London Interbank Offered Rate (“LIBOR”), plus 3.25% per annum, and our Credit Facility includes a fee of 0.50% on undrawn amounts. After the Revolving Period End Date, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity.

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,	As of March 31,
	2015	2015
Commitment amount	$185,000	$185,000
Borrowings outstanding at cost	103,500	118,800
Availability(A)	81,500	66,200

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Weighted average borrowings outstanding	$98,768	$64,934	$100,943	$62,690
Effective interest rate(B)	4.0%	3.9%	4.0%	4.1%
Commitment (unused) fees incurred	$107	$65	$209	$121

(A)	Availability subject to various constraints imposed under our Credit Facility
(B)	Excludes the impact of deferred financing fees and includes weighted average unused commitment fees.

Among other things, our Credit Facility includes a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170.0 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of September 30, 2015, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $390.3 million, an asset coverage of 441.9%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of September 30, 2015, we had 30 obligors in its borrowing base. As of September 30, 2015, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement with KeyBank National Association that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The agreement, which expires April 2016, provides that the interest rate on $45.0 million of our borrowings is capped at 6.0%, plus 3.25% per annum, when 30-day LIBOR is in excess of 6.0%. We incurred a premium fee of $75 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of September 30, 2015 and March 31, 2015, the fair value of our interest rate cap agreement was $0.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” (“ASC 860”) requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Condensed Consolidated Statements of Assets and Liabilities reflects the entire secured second lien term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated fixed interest rate of 7.0% and a maturity date of January 3, 2018.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of September 30, 2015 and March 31, 2015, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. At each of September 30, 2015 and March 31, 2015, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2015 and March 31, 2015, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and six months ended September 30, 2015 and 2014:

	Level 3 – Borrowings
	Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2015	March 31, 2015
Credit Facility	$103,500	$118,800

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended September 30, 2015:
Fair value at June 30, 2015	$89,750
Borrowings	27,000
Repayments	(13,250)

Fair value at September 30, 2015	$103,500

Six months ended September 30, 2015:
Fair value at March 31, 2015	$118,800
Borrowings	65,500
Repayments	(80,800)

Fair value at September 30, 2015	$103,500

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended September 30, 2014:
Fair value at June 30, 2014	$62,950
Borrowings	30,500
Repayments	(5,700)

Fair value at September 30, 2014	$87,750

Six months ended September 30, 2014:
Fair value at March 31, 2014	$61,701
Borrowings	36,800
Repayments	(10,300)
Net unrealized depreciation(A)	(451)

Fair value at September 30, 2014	$87,750

(A)	Included in net unrealized depreciation of other on our accompanying Condensed Consolidated Statement of Operations for the periods ended September 30, 2014.

The fair value of the collateral under our Credit Facility was $470.6 million and $435.9 million as of September 30, 2015 and March 31, 2015, respectively.

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

The shares of Series C Term Preferred Stock are traded under the ticker symbol GAINN on the NASDAQ Global Select Market (“NASDAQ”). Our Series C Term Preferred Stock is not convertible into our common stock or any other security. Our Series C Term Preferred Stock provides for a fixed dividend equal to 6.50% per year, payable monthly. We are required to redeem all shares of our outstanding Series C Term Preferred Stock on May 31, 2022, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series C Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series C Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series C Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after May 31, 2018. The asset coverage on our senior securities that are stock (our Series A, B, and C Term Preferred Stock) as of September 30, 2015 was 214.3%, calculated pursuant to Section 18(h) of the 1940 Act. The asset coverage on our senior securities that are stock as of October 13, 2015, when our Board of Directors declared a distribution on our common stock and mandatorily redeemable preferred stock dividends, was 213.1%, in compliance with requirements under Section 18 of the 1940 Act.

The following tables summarize our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock” or “Series A”), 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), and Series C Term Preferred Stock outstanding as of September 30, 2015 and March 31, 2015:

As of September 30, 2015:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250

Total as of September 30, 2015					4,866,000	$25.00	$121,650

As of March 31, 2015:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400

Total as of March 31, 2015					3,256,000	$25.00	$81,400

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of cumulative preferred stock during the six months ended September 30, 2015 and 2014:

For the Six Months Ended September 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 14, 2015	April 24, 2015	May 5, 2015	$0.1484375	$0.140625	$—
April 14, 2015	May 19, 2015	May 29, 2015	0.1484375	0.140625	—
April 14, 2015	June 19, 2015	June 30, 2015	0.1484375	0.140625	—
May 14, 2015(A)	June 19, 2015	June 30, 2015	—	—	0.221181
July 14, 2015	July 24, 2015	August 4, 2015	0.1484375	0.140625	0.1354170
July 14, 2015	August 20, 2015	August 31, 2015	0.1484375	0.140625	0.1354170
July 14, 2015	September 21, 2015	September 30, 2015	0.1484375	0.140625	0.1354170

Total			$0.8906250	$0.843750	$0.6274320

(A)	Represents a combined dividend for a prorated month of May 2015, based upon the issuance date of our Series C Term Preferred Stock, combined with a full month of June 2015.

For the Six months Ended September 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share
April 8, 2014	April 21, 2014	April 30, 2014	$0.1484375
April 8, 2014	May 20, 2014	May 30, 2014	0.1484375
April 8, 2014	June 19, 2014	June 30, 2014	0.1484375
July 15, 2014	July 25, 2014	August 5, 2014	0.1484375
July 15, 2014	August 20, 2014	August 29, 2014	0.1484375
July 15, 2014	September 19, 2014	September 30, 2014	0.1484375

Total			$0.8906250

The tax character of dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost as of September 30, 2015 and March 31, 2015. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date.

The following table summarizes the fair value of each of our series of cumulative preferred stock, each of which we consider to be a Level 1 liability within the fair value hierarchy, based on the last reported closing sale price as of September 30, 2015 and March 31, 2015:

	Level 1 – Borrowings
	Recurring Fair Value Measurement Reported in Condensed Consolidated Statements of Assets and Liabilities
	September 30, 2015	March 31, 2015
Series A Term Preferred Stock	$40,560	$41,472
Series B Term Preferred Stock	41,864	42,228
Series C Term Preferred Stock	40,089	—

Total	$122,513	$83,700

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

Common Equity Offering

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

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Numerator: net (decrease) increase in net assets resulting from operations	$(110)	$2,697	$8,449	$13,467
Denominator: basic and diluted weighted average common shares	30,270,958	26,475,958	30,265,548	26,475,958

Basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share	$—	$0.10	$0.28	$0.51

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

We paid the following monthly distributions to our common stockholders for the six months ended September 30, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	April 14, 2015	April 24, 2015	May 5, 2015	$0.0625
	April 14, 2015	May 19, 2015	May 29, 2015	0.0625
	April 14, 2015	June 19, 2015	June 30, 2015	0.0625
	July 14, 2015	July 24, 2015	August 4, 2015	0.0625
	July 14, 2015	August 20, 2015	August 31, 2015	0.0625
	July 14, 2015	September 21, 2015	September 30, 2015	0.0625

		Six months ended September 30, 2015:		$0.3750

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	April 8, 2014	April 21, 2014	April 30, 2014	$0.06
	April 8, 2014	May 20, 2014	May 30, 2014	0.06
	April 8, 2014	June 19, 2014	June 30, 2014	0.06
	July 15, 2014	July 25, 2014	August 5, 2014	0.06
	July 15, 2014	August 20, 2014	August 29, 2014	0.06
	July 15, 2014	September 19, 2014	September 30, 2014	0.06

		Six months ended September 30, 2014:		$0.36

Aggregate distributions to common stockholders declared quarterly and paid for the six months ended September 30, 2015 and 2014 were approximately $11.4 million and $9.5 million, respectively, and were declared based on estimates of net investment income for the respective fiscal years. We determine the tax characterization of our distributions to common stockholders as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of September 30, 2015, 100% would be from ordinary income and 0% would be a return of capital. For the six months ended September 30, 2015, we recorded a $0.4 million adjustment for estimated book-tax differences which decreased Capital in excess of par value and increased Net investment income in excess of distributions. For the fiscal year ended March 31, 2015, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $4.0 million of the first common distributions paid in fiscal year 2016, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2015, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a contingent liability against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. The aggregate contingent liability recorded against the escrow amounts was $0 as of both September 30, 2015 and March 31, 2015.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of September 30, 2015 and March 31, 2015 was $4.6 million and $4.4 million, respectively. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of September 30, 2015 and March 31, 2015 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of some our portfolio companies. During the three and six months ended September 30, 2015, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties as of September 30, 2015 and March 31, 2015 to be immaterial.

As of September 30, 2015, the following guaranties were outstanding:

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

The following table summarizes the dollar balance of unused line of credit and other uncalled capital commitments and guaranties as of September 30 and March 31, 2015, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	September 30, 2015	March 31, 2015
Unused line of credit and other uncalled capital commitments	$9,629	$10,031
Guarantees	2,459	2,593

Total	$12,088	$12,624

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Per Common Share Data:
Net asset value at beginning of period(A)	$9.24	$8.57	$9.18	$8.34
Income from investment operations(B)
Net investment income	0.20	0.16	0.37	0.34

Realized loss on sale of investments and other	(0.09)	—	(0.08)	—
Net unrealized (depreciation) appreciation of investments and other	(0.11)	(0.06)	—	0.17

Total from investment operations	—	0.10	0.29	0.51
Effect of equity capital activity(B)

Cash distributions to common stockholders(C)	(0.19)	(0.18)	(0.38)	(0.36)
Shelf registration offering costs	—	—	(0.01)	—
Net dilutive effect of equity offering(D)	—	—	(0.03)	—

Total from equity capital activity	(0.19)	(0.18)	(0.42)	(0.36)

Net asset value at end of period(A)	$9.05	$8.49	$9.05	$8.49

Per common share market value at beginning of period	$7.95	$7.40	$7.40	8.27
Per common share market value at end of period	7.04	7.11	7.04	7.11
Total return(E)	(9.20)%	(1.55)%	(0.06)%	(9.82)%
Common stock outstanding at end of period(A)	30,270,958	26,475,958	30,270,958	26,475,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$273,968	$224,773	$273,968	$224,773
Average net assets(F)	277,021	227,307	277,884	225,013

Senior Securities Data:
Total borrowings, at cost	$108,596	$92,846	$108,596	$92,846
Mandatorily redeemable preferred stock	121,650	40,000	121,650	40,000

Ratios/Supplemental Data:

Ratio of expenses to average net assets - annualized(G)	14.85%	11.67%	14.56%	11.67%
Ratio of net expenses to average net assets - annualized(H)(I)	11.14	8.56	10.98	8.75
Ratio of net investment income to average net assets - annualized(J)	8.70	7.40	8.05	8.06

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average per basic common share data.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For the three and six months ended September 30, 2015 and 2014, distributions were deemed to be made from net investment income.
(D)	During the six months ended September 30, 2015, the dilution is the result of issuing common shares at a price below then current NAV.
(E)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(F)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(G)	Ratio of expenses to average net assets is computed using expenses before any credits from the Adviser.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits to the base management fee for the loan servicing fee and other credits from the Adviser
(I)	Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets would have been 14.84% and 11.67% for the three months ended September 30, 2015 and 2014, and 14.56% and 11.67% for the six months ended September 30, 2015 and 2014, respectively.
(J)	Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of net investment income to average net assets would have been 4.99% and 1.07% for the three months ended September 30, 2015 and 2014, and 4.47% and 2.57% for the six months ended September 30, 2015 and 2014, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We have one unconsolidated subsidiary, Galaxy Tool Holdings, Inc. (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of September 30, 2015 and 2014 and for the six months ended September 30, 2015 and 2014. Accordingly, summarized, comparative financial information, is presented below for our significant unconsolidated subsidiary, Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Six Months Ended September 30,
Income Statement	2015	2014
Net sales	$13,080	$12,182
Gross profit	20	1,135
Net loss	(2,980)	(1,765)

NOTE 13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three and six months ended September 30, 2015, except as disclosed below:

Distributions

In October 2015, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series A, B and C Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
October 26, 2015	November 4, 2015	$0.0625	$0.1484375	$0.140625	$0.135417
November 17, 2015	November 30, 2015	0.0625	0.1484375	0.140625	0.135417
December 18, 2015	December 31, 2015	0.0625	0.1484375	0.140625	0.135417

	Total for the Quarter:	$0.1875	$0.4453125	$0.421875	$0.406250

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We seek to avoid investments in high-risk, early stage enterprises. We expect that our investment portfolio over time will consist of approximately 75.0% in debt securities and 25.0% in equity securities, at cost. As of September 30, 2015, our investment allocation was 73.0% in debt securities and 27.0% in equity securities, at cost.

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

Business

Portfolio Activity

While conditions remain challenging, we are seeing many new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. During the three months ended September 30, 2015, we invested $20.9 million in one new deal, exited one existing deal with a fair value of $3.3 million as of June 30, 2015, and obtained a $13.0 million investment in one additional company as part of a restructuring, resulting in a net increase of one portfolio company, which was 35 at September 30, 2015, and a net increase quarter over quarter of 2.0% in our portfolio at fair value. These new investments, along with our capital raising efforts discussed below, have allowed us to invest $470.4 million in 28 new debt and equity deals since October 2010. For the three months ended September 30, 2015, our new investments consisted of approximately 46.5% secured first lien loans, 38.3% secured second lien loans and 15.2% equity investments, based on the originating principal balances.

Generally, the majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of September 30, 2015, we had unrecognized success fees of $29.6 million, or $0.98 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized our success fee receivable and related income in our accompanying Condensed Consolidated Financial Statements.

The improved investing environment following the recent recession has presented us with an opportunity to realize gains and other income from six management-supported buyout liquidity events since June 2010, and in the aggregate, the six liquidity events have generated $51.9 million in net realized gains and $14.6 million in other income, for a total increase to our net assets of $66.5 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. With the six liquidity events that resulted in net realized gains since June 2010, we have nearly overcome our cumulative realized losses since inception that were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 56.3% since March 2011, and allowed us to declare and pay a $0.03 per common share one-time special distribution in fiscal year 2012, a $0.05 per common share one-time special distribution in November 2013, and a $0.05 per common share one-time special distribution in December 2014.

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

Although we were able to access the capital markets during 2014 and 2015, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of additional equity. On October 27, 2015, the closing market price of our common stock was $7.49 per share, which represented a 17.2% discount to our net asset value (“NAV”) of $9.05 per share as of September 30, 2015. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2015 Annual Meeting of Stockholders held on August 6, 2015, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. This August 2015 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2014, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in March and April 2015 at a price per share below the then current NAV per share. We also sought and obtained stockholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2012, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200.0% on our senior securities representing indebtedness. Furthermore, to issue additional senior securities that are stock (such as our series of term preferred stock) Section 18 of the 1940 Act requires that we must have an asset coverage ratio of at least 200% on our senior securities that are stock

Investment Highlights

During the six months ended September 30, 2015, we disbursed $37.2 million in new debt and equity investments, obtained a $13.0 million new debt investment as part of a restructuring, and extended $2.9 million of investments to existing portfolio companies through revolver draws or additions to equity. From our initial public offering in June 2005 through September 30, 2015, we have made 244 investments in 116 companies for a total of approximately $1.2 billion, before giving effect to principal repayments and divestitures.

Investment Activity

During the six months ended September 30, 2015, the following significant transactions occurred:

•	In May 2015, we invested $16.3 million in Brunswick Bowling Products, Inc., (“Brunswick”) through a combination of secured first lien debt and equity. Brunswick, headquartered in Muskegon, Michigan, is a leader in the recreation industry and provides industry expertise, products, installation and maintenance for the development and renovation of new and existing centers as well as mixed-use facilities across the entertainment industry.

•	In June 2015, we sold our investment in Roanoke Industries Corp. (“Roanoke”). As a result of the sale, we received net cash proceeds of $0.3 million, resulting in a net realized gain of $0.2 million. In addition, we received full repayment of our debt investment of $1.7 million.

•	In July 2015, we invested $20.9 million in GI Plastek, Inc. (“GI Plastek”) through a combination of secured first lien debt and equity. GI Plastek, headquartered in Wolfeboro, New Hampshire, is a value-added provider of advanced manufacturing solutions for various non-automotive end markets.

•	In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a net realized loss of $2.7 million. Diligent, headquartered in Houston, Texas, has provided professional delivery services since 1994.

•	In September 2015, we sold our investment in Cavert II Holding Corp. (“Cavert”). As a result of the sale, we received cash proceeds of $3.4 million, resulting in dividend income of $1.5 million and repayment of our equity investment at its cost basis of $1.8 million.

Recent Developments

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. Currently, we have not issued any securities pursuant to the registration statement and are able to issue up to $300.0 million in securities under the registration statement.

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

On October 13, 2015, our Board of Directors announced that Ms. Ryan had taken a temporary family medical leave of absence and that Ms. Morrison will serve as the Company’s acting principal financial officer during Ms. Ryan’s temporary family medical leave of absence. Ms. Ryan will return to her position as chief financial officer and treasurer of the Company in December 2015.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015, to the Three Months Ended September 30, 2014

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,945	$8,570	$3,375	39.4%
Other income	1,795	501	1,294	258.3

Total investment income	13,740	9,071	4,669	51.5

EXPENSES
Base management fee	2,510	1,744	766	43.9
Loan servicing fee	1,707	1,158	549	47.4
Incentive fee	1,505	1,051	454	43.2
Administration fee	270	209	61	29.2
Interest and dividend expense	3,146	1,432	1,714	119.7
Amortization of deferred financing costs	483	282	201	71.3
Other	664	755	(91)	(12.1)

Expenses before credits from Adviser	10,285	6,631	3,654	55.1
Credits to fees from Adviser	(2,568)	(1,764)	(804)	45.6

Total expenses, net of credits to fees	7,717	4,867	2,851	58.6

NET INVESTMENT INCOME	6,023	4,204	1,819	43.3

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(2,740)	(12)	(2,728)	NM
Net unrealized depreciation of investments	(3,393)	(1,495)	(1,898)	127.0

Net realized and unrealized loss	(6,133)	(1,507)	(4,626)	307.6

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(110)	$2,697	$(2,807)	(104.1)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.20	$0.16	$0.04	25.0%

Net increase in net assets resulting from operations	$—	$0.10	$(0.10)	(100.0)%

NM = Not Meaningful

Investment Income

Total investment income increased by 51.5% for the three months ended September 30, 2015, as compared to the prior year period. This increase was due to an increase in both interest income and other income, which largely resulted from an increase in the size of our portfolio during the three months ended September 30, 2015.

Interest income from our investments in debt securities increased 39.4% for the three months ended September 30, 2015, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2015, was approximately $375.9 million, compared to approximately $270.9 million for the prior year period. This increase was primarily due to approximately $107.4 million in new debt investments originated after September 30, 2014, including Old World Christmas, Inc. (“Old World”), B+T Group Acquisition, Inc. (“B+T”), Logo Sportswear, Inc. (“Logo”), Counsel Press, Inc. (“Counsel Press”), Brunswick, GI Plastek, and Diligent.

At September 30, 2015 and 2014, our loans to one portfolio company, Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $11.7 million and $12.0 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.7% and 12.6% for the three months ended September 30, 2015 and 2014, respectively. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the three months ended September 30, 2015 increased by 258.3% from the prior year period. During the three months ended September 30, 2015, other income consisted of $1.6 million of dividend income resulting from payments from Cavert and Funko, LLC (“Funko”) and a $0.2 million dividend receivable from Funko. For the three months ended September 30, 2014, other income consisted of $0.5 million of success fees received from Auto Safety House LLC (“ASH”), Frontier Packaging, Inc. (“Frontier”), and Mathey Investments, Inc. (“Mathey”).

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of September 30, 2015		Three months ended September 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives & Tools, LLC	$31,855	6.5%	$670	4.9%
Acme Cryogenics, Inc.	29,331	6.0	426	3.1
Cambridge Sound Management, Inc.	28,218	5.8	498	3.6
Counsel Press, Inc.	27,707	5.6	803	5.8
Funko, LLC	26,814	5.5	481	3.5

Subtotal—five largest investments	143,925	29.4	2,878	20.9
Other portfolio companies	346,710	70.6	10,862	79.1

Total investment portfolio	$490,635	100.0%	$13,740	100.0%

	As of September 30, 2014		Three months ended September 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,139	7.8%	$426	4.7%
SOG Specialty Knives & Tools, LLC	23,989	6.9	670	7.4
Cambridge Sound Management, LLC (A)	20,175	5.8	6	0.1
Jackrabbit, Inc.	19,327	5.6	380	4.2
Edge Adhesives Holdings, Inc.	18,074	5.2	440	4.9

Subtotal—five largest investments	108,704	31.3	1,922	21.3
Other portfolio companies	238,197	68.7	7,149	78.7

Total investment portfolio	$346,901	100.0%	$9,071	100.0%

(A)	New investment during the applicable period.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, increased 58.6% for the three months ended September 30, 2015, as compared to the prior year period, primarily due to an increase in interest and dividend expense, the net base management fee, and amortization of deferred financing costs as compared to the prior year period.

The net base management fee increased for the three months ended September 30, 2015, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with our Adviser” in Note 4 –Related Party Transactions of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2015	2014
Average total assets subject to base management fee(A)	$502,000	$348,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,510	1,744
Credits to fees from Adviser - other(B)(C)	(861)	(606)

Net base management fee	$1,649	$1,138

Loan servicing fee(B)	$1,707	$1,158
Credits to base management fee - loan servicing fee(B)	(1,707)	(1,158)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,505	$1,051
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$1,505	$1,051

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.
(C)	Pursuant to the requirements of the 1940 Act, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. At the end of each quarter, the Advisor credits 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.

Interest and dividend expense increased 119.7% for the three months ended September 30, 2015, as compared to the prior year period, primarily due to increased average borrowings under our Credit Facility and newly issued Series B Term Preferred Stock and Series C Term Preferred Stock. The weighted average balance outstanding on our Credit Facility during the three months ended September 30, 2015, was $98.7 million, as compared to $64.9 million in the prior year period. Dividend expense increased due to the offering of our Series B Term Preferred Stock in November 2014 and our Series C Term Preferred Stock in May 2015. We paid dividends on both the Series B Term Preferred Stock and the Series C Term Preferred Stock for July, August and September 2015, which dividends represented a $1.4 million increase from the prior year period, when the Series B Term Preferred Stock and Series C Term Preferred Stock were not yet outstanding.

Amortization of deferred financing costs increased 71.3% for the three months ended September 30, 2015, as compared to the prior year period, due to the addition of new lenders to our Credit Facility through joinder agreements in September 2014 and the issuance of our Series B Term Preferred Stock and C Term Preferred Stock in November 2014 and May 2015, respectively.

Realized and Unrealized Loss

Realized Loss on Investments

During the three months ended September 30, 2015, we recorded realized losses of $2.7 million, primarily related to the restructuring of NDLI, compared to realized losses of $12 during the prior year period related to post-closing adjustments on previous exits.

Unrealized Depreciation of Investments

During the three months ended September 30, 2015, we recorded net unrealized depreciation of investments in the aggregate amount of approximately $3.4 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2015, were as follows:

	Three Months Ended September 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net (Loss) Gain
Acme Cryogenics, Inc.	$—	$3,762	$—	$3,762
D.P.M.S., Inc.	—	3,571	—	3,571
Drew Foam Company, Inc.	—	2,829	—	2,829
SOG Specialty Knives & Tools, LLC	—	2,089	—	2,089
Cambridge Sound Management, Inc.	—	2,038	—	2,038
Frontier Packaging, Inc.	—	1,957	—	1,957
Jackrabbit, Inc.	—	1,845	—	1,845
Behrens Manufacturing, LLC	—	1,173	—	1,173
Tread Corporation	—	1,038	—	1,038
NDLI, Inc.	(2,740)	—	3,480	740
Head Country, Inc.	—	478	—	478
Country Club Enterprises, LLC	—	444	—	444
Mitchell Rubber Products, Inc.	—	400	—	400
Precision Southeast, Inc.	—	352	—	352
Ginsey Home Solutions, Inc.	—	306	—	306
B-Dry LLC	—	(259)	—	(259)
Channel Technologies Group, LLC	—	(305)	—	(305)
Logo Sportswear, Inc.	—	(613)	—	(613)
Brunswick Bowling Products, Inc.	—	(1,074)	—	(1,074)
Cavert II Holdings Corp.	(1)	—	(1,483)	(1,484)
Edge Adhesives Holdings, Inc.	—	(1,538)	9	(1,529)
Counsel Press, Inc.	—	(1,906)	—	(1,906)
Meridian Rack & Pinion, Inc.	—	(2,072)	—	(2,072)
SBS Industries, LLC	—	(2,119)	—	(2,119)
Old World Christmas, Inc.	—	(2,452)	—	(2,452)
Mathey Investments, Inc.	—	(2,483)	—	(2,483)
Alloy Die Casting Co.	—	(3,017)	—	(3,017)
Funko, LLC	—	(4,407)	—	(4,407)
Galaxy Tool Holding Corporation	—	(5,255)	—	(5,255)
Other, net (<$250 Net)	1	(181)	—	(180)

Total	$(2,740)	$(5,399)	$2,006	$(6,133)

The primary driver of net unrealized depreciation of approximately $3.4 million for the three months ended September 30, 2015, was a decline in the performance of certain portfolio companies, most notably Galaxy Tool Holding Corporation (“Galaxy”), as well as a decline in the value of our investment in Funko due to including estimated taxes payable. This decrease in fair value was partially offset by increased performance of several of our portfolio companies, including Acme Cryogenics, Inc. (“Acme”) and D.P.M.S., Inc. (“Danco”).

During the three months ended September 30, 2014, we recorded net unrealized depreciation on investments in the aggregate amount of approximately $1.5 million. The unrealized (depreciation) appreciation across our investments for the three months ended September 30, 2014, were as follows:

	Three months ended September 30, 2014
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$3,116	$—	$3,116
Jackrabbit, Inc.	—	2,364	—	2,364
SBS Industries, LLC	—	2,323	—	2,323
Alloy Die Casting Co.	—	1,682	—	1,682
Mathey Investments, Inc.	—	1,628	—	1,628
Frontier Packaging, Inc.	—	1,034	—	1,034
Ginsey Home Solutions, Inc.	—	640	—	640
Tread Corporation	—	467	—	467
B-Dry, LLC	—	(251)	—	(251)
Drew Foam Company, Inc.	—	(338)	—	(338)
Head Country, Inc.	—	(399)	—	(399)
Mitchell Rubber Products, Inc.	—	(452)	—	(452)
Behrens Manufacturing, LLC	—	(548)	—	(548)
Country Club Enterprises, LLC	—	(626)	—	(626)
NDLI, Inc.	—	(1,297)	—	(1,297)
Acme Cryogenics, Inc.	—	(1,306)	—	(1,306)
D.P.M.S., Inc.	—	(1,367)	—	(1,367)
SOG Specialty Knives & Tools, LLC	—	(1,398)	—	(1,398)
Galaxy Tool Holding Corporation	—	(6,666)	—	(6,666)
Other, net (<$250 Net)	(12)	(101)	—	(113)

Total	$(12)	$(1,495)	$—	$(1,507)

The primary change in our net unrealized depreciation of approximately $1.5 million for the three months ended September 30, 2014, was a decrease in the equity valuation of one of our portfolio companies, Galaxy, due to a decrease in company performance. This was partially offset by increased performance in several of our portfolio companies and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments.

Over our entire investment portfolio, we recorded approximately $4.8 million of net unrealized appreciation on our debt positions and $8.2 million of net unrealized depreciation on our equity holdings for the three months ended September 30, 2015. At September 30, 2015, the fair value of our investment portfolio was less than our cost basis by approximately $39.4 million, as compared to $36.0 million at June 30, 2015, representing net unrealized depreciation of $3.4 million for the three months ended September 30, 2015. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio had a fair value of 92.6% of cost as of September 30, 2015. The net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation on Other

There was no net unrealized appreciation or depreciation on our Credit Facility for the three months ended September 30, 2015 and 2014.

Comparison of the Six Months Ended September 30, 2015, to the Six Months Ended September 30, 2014

	For the Six Months Ended September 30,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$23,330	$16,974	$6,356	37.4%
Other income	3,116	1,934	1,182	61.1

Total investment income	26,446	18,908	7,538	39.9

EXPENSES
Base management fee	4,963	3,410	1,553	45.5
Loan servicing fee	3,266	2,293	973	42.4
Incentive fee	2,796	2,266	530	23.4
Administration fee	625	444	181	40.8
Interest and dividend expense	5,977	2,883	3,094	107.3
Amortization of deferred financing costs	943	536	407	75.9
Other	1,662	1,294	368	28.4

Expenses before credits from Adviser	20,232	13,126	7,106	54.1
Credits to fees from Adviser	(4,972)	(3,281)	(1,691)	51.5

Total expenses, net of credits to fees	15,260	9,845	5,415	55.0

NET INVESTMENT INCOME	11,186	9,063	2,123	23.4

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(2,541)	(12)	(2,529)	NM
Net unrealized appreciation of investments	(196)	3,965	(4,612)	(104.4)
Net unrealized depreciation of other	—	451	(451)	(100.0)

Net realized and unrealized (loss) gain	(2,737)	4,404	(7,141)	(162.1)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,449	$13,467	$(5,018)	(37.3)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.37	$0.34	$0.03	8.8%

Net increase in net assets resulting from operations	$0.28	$0.51	$(0.23)	(45.1)%

NM = Not Meaningful

Investment Income

Total investment income increased by 39.9% for the six months ended September 30, 2015, as compared to the prior year period. This increase was due to an increase in interest income and other income, which largely resulted from an increase in the size of our portfolio during the six months ended September 30, 2015.

Interest income from our investments in debt securities increased 37.4% for the six months ended September 30, 2015, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2015, was approximately $368.3 million, compared to approximately $269.2 million for the prior year period. This increase was primarily due to approximately $107.4 million in new debt investments originated after September 30, 2014, including Old World, B+T, Logo, Counsel Press, Brunswick, GI Plastek, and Diligent.

At September 30, 2015 and 2014, our loans to one portfolio company, Tread, were on non-accrual status, with an aggregate debt cost basis of $11.7 million and $12.0 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.7% and 12.6% for the six months ended September 30, 2015 and 2014, respectively. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the six months ended September 30, 2015 increased by 61.1% from the prior year period. During the six months ended September 30, 2015, other income consisted of $2.0 million of dividend income resulting from payments from Drew Foam Company, Inc. (“Drew Foam”), Cavert, and Funko, a $0.2 million dividend receivable from Funko, and $0.9 million of prepaid exit fees from Drew Foam. Other income for the six months ended September 30, 2014 primarily consisted of $1.4 million of dividend income from Mathey.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of September 30, 2015		Six months ended September 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives & Tools, LLC	$31,855	6.5%	$1,332	5.0%
Acme Cryogenics, Inc.	29,331	6.0	848	3.2
Cambridge Sound Management, Inc.	28,218	5.8	991	3.8
Counsel Press, Inc.	27,707	5.6	1,594	6.0
Funko, LLC	26,814	5.5	923	3.5

Subtotal—five largest investments	143,925	29.4	5,688	21.5
Other portfolio companies	346,710	70.6	20,758	78.5

Total investment portfolio	$490,635	100.0%	$26,446	100.0%

	As of September 30, 2014		Six months ended September 30, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$27,139	7.8%	$848	4.5%
SOG Specialty Knives & Tools, LLC	23,989	6.9	1,366	7.2
Cambridge Sound Management, LLC (A)	20,175	5.8	6	0.0
Jackrabbit, Inc.	19,327	5.6	755	4.0
Edge Adhesives Holdings, Inc.	18,074	5.2	847	4.5

Subtotal—five largest investments	108,704	31.3	3,822	20.2
Other portfolio companies	238,197	68.7	15,086	79.8

Total investment portfolio	$346,901	100.0%	$18,908	100.0%

(A)	New investment during the applicable period.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, increased 55.0% for the six months ended September 30, 2015, as compared to the prior year period, primarily due to an increase in interest and dividend expense, the net base management fee, and amortization of deferred financing costs as compared to the prior year period.

The net base management fee increased for the six months ended September 30, 2015, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with our Adviser” in Note 4 –Related Party Transactions of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Six months Ended September 30,
	2015	2014
Average total assets subject to base management fee(A)	$496,300	$341,000
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	4,963	3,410
Credits to fees from Adviser - other(B)(C)	(1,706)	(988)

Net base management fee	$3,257	$2,422

Loan servicing fee(B)	$3,266	$2,293
Credits to base management fee - loan servicing fee(B)	(3,266)	(2,293)

Net loan servicing fee	$—	$—

Incentive fee(B)	$2,796	$2,266
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$2,796	$2,266

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.
(C)	Pursuant to the requirements of the 1940 Act, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. At the end of each quarter, the Advisor credits 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.

Interest and dividend expense increased 107.3% for the six months ended September 30, 2015, as compared to the prior year period, primarily due to increased average borrowings under our Credit Facility and newly issued Series B Term Preferred Stock and Series C Term Preferred Stock. The weighted average balance outstanding on our Credit Facility during the six months ended September 30, 2015, was $100.9 million, as compared to $62.7 million in the prior year period. The increase in average borrowings under our Credit Facility was partially offset by the decrease in interest rate due to an amendment of our Credit Facility that occurred in June 2014. Dividend expense increased due to the offering of our Series B Term Preferred Stock in November 2014 and our Series C Term Preferred Stock in May 2015. We paid dividends on the Series B Term Preferred Stock each month from April to September 2015 and dividends on the Series C Term Preferred Stock for the pro-rated month of May 2015 and each month from June to September 2015, which dividends represented a $2.4 million increase from the prior year period, when the Series B Term Preferred Stock and Series C Term Preferred Stock were not yet outstanding.

Amortization of deferred financing costs increased 75.9% for the six months ended September 30, 2015, as compared to the prior year period, due to the amendment of our Credit Facility in June, the addition of new lenders to our Credit Facility in September 2014 and the issuance of our Series B Term Preferred Stock and C Term Preferred Stock in November 2014 and May 2015, respectively.

Realized and Unrealized Gain (Loss)

Realized Loss on Investments

During the six months ended September 30, 2015, we recorded net realized losses of $2.5 million, primarily related to the restructuring of NDLI, partially offset by a realized gain of $0.2 million related to the sale of Roanoke, compared to a realized loss of $12 in the prior period relating to post-closing adjustments on previous investment exits.

Unrealized Appreciation (Depreciation) of Investments

During the six months ended September 30, 2015, we recorded net unrealized depreciation of investments in the aggregate amount of $0.2 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2015, were as follows:

	Six months Ended September 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized Depreciation (Appreciation)	Net (Loss) Gain
Acme Cryogenics, Inc.	$—	$6,312	$—	$6,312
D.P.M.S., Inc.	—	6,041	—	6,041
Cambridge Sound Management, Inc.	—	6,020	—	6,020
Frontier Packaging, Inc.	—	5,441	—	5,441
Tread Corporation	—	2,558	—	2,558
Drew Foam Company, Inc.	—	2,506	—	2,506
Precision Southeast, Inc.	—	2,020	—	2,020
Behrens Manufacturing, LLC	—	1,845	—	1,845
Funko, LLC	—	1,806	—	1,806
NDLI, Inc.	(2,740)	(50)	3,480	690
Logo Sportswear, Inc.	—	591	—	591
Head Country, Inc.	—	324	—	324
Mitchell Rubber Products, Inc.	—	292	—	292
B-Dry, LLC	—	(258)	—	(258)
Quench Holdings Corp.	—	(271)	—	(271)
Channel Technologies Group, LLC	—	(393)	—	(393)
Ginsey Home Solutions, Inc.	—	(662)	—	(662)
Mathey Investments, Inc.	—	(780)	—	(780)
Jackrabbit, Inc.	—	(931)	—	(931)
Country Club Enterprises, LLC	—	(993)	—	(993)
Brunswick Bowling Products, Inc.	—	(1,074)	—	(1,074)
SBS Industries, LLC	—	(1,290)	—	(1,290)
Cavert II Holding Corp.	(1)	63	(1,483)	(1,421)
Meridian Rack & Pinion, Inc.	—	(3,311)	—	(3,311)
Counsel Press, Inc.	—	(3,338)	—	(3,338)
Edge Adhesives Holdings, Inc.	—	(3,653)	9	(3,644)
Alloy Die Casting Co.	—	(4,377)	—	(4,377)
B+T Group Acquisition, Inc.	—	(4,541)	—	(4,541)
Galaxy Tool Holding Corporation	—	(5,255)	—	(5,255)
Old World Christmas, Inc.	—	(6,657)	—	(6,657)
Other, net (<$250 Net)	200	(77)	(110)	13

Total	$(2,541)	$(2,092)	$1,896	$(2,737)

The primary driver of net unrealized depreciation of $0.2 million for the six months ended September 30, 2015, was a decrease in the equity valuation of two of our portfolio companies, Galaxy and Old World, due to a decrease in those companies’ performance. This was partially offset by increased performance in several of our portfolio companies and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments.

During the six months ended September 30, 2014, we recorded net unrealized appreciation on investments in the aggregate amount of approximately $4.0 million. The unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2014, were as follows:

	Six months ended September 30, 2014
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Jackrabbit, Inc.	$—	$6,364	$—	$6,634
NDLI, Inc.	—	4,464	—	4,464
Funko, LLC	—	3,445	—	3,445
Mathey Investments, Inc.	—	2,309	—	2,309
SBS Industries, LLC	—	1,843	—	1,843
Edge Adhesives Holdings, Inc.	—	868	—	868
Alloy Die Casting Co.	—	610	—	610
Drew Foam Company, Inc.	—	418	—	418
Frontier Packaging, Inc.	—	327	—	327
B-Dry, LLC	—	(262)	—	(262)
Tread Corp.	—	(283)	—	(283)
Quench Holdings Corp.	—	(303)	—	(303)
Country Club Enterprises, LLC	—	(781)	—	(781)
Channel Technologies Group, LLC	—	(1,012)	—	(1,012)
Ginsey Home Solutions, Inc.	—	(1,612)	—	(1,612)
Head Country, Inc.	—	(2,243)	—	(2,243)
Mitchell Rubber Products, Inc.	—	(2,283)	—	(2,283)
D.P.M.S., Inc.	—	(2,511)	—	(2,511)
SOG Specialty Knives & Tools, LLC	—	(2,650)	—	(2,650)
Galaxy Tool Holding Corporation	—	(2,992)	—	(2,992)
Other, net (<$250 Net)	(12)	249	—	237

Total	$(12)	$3,965	$—	$3,953

The primary changes in our net unrealized appreciation for the six months ended September 30, 2014, were due to an increase in equity valuations in several of our portfolio companies, primarily due to increased portfolio company performance and increases in certain comparable multiples used to estimate the fair value of our investments

Over our entire investment portfolio, we recorded approximately $8.5 million of net unrealized appreciation on our debt positions and $8.7 million of net unrealized depreciation on our equity holdings for the six months ended September 30, 2015. At September 30, 2015, the fair value of our investment portfolio was less than our cost basis by approximately $39.4 million, as compared to $39.2 million at March 31, 2015, representing net unrealized depreciation of $0.2 million for the six months ended September 30, 2015. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio had a fair value of 92.6% of cost as of September 30, 2015. The net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution.

Net Unrealized Depreciation on Other

For the six months ended September 30, 2015 and 2014, we recorded $0 and $0.4 million, respectively, of net unrealized depreciation on our Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2015, was $14.6 million, as compared to net cash used in operating activities of $16.8 million during the six months ended September 30, 2014. This change was primarily due to increased investment repayments and net proceeds from the sale of investments period over period, partially offset by increased disbursements period over period. Total disbursements (both new investments and disbursements to existing portfolio companies) net of scheduled and unscheduled principal repayments and net proceeds from the sale of investments were $27.3 million during the six months ended September 30, 2015, as compared to $28.5 million in the prior period.

As of September 30, 2015, we had equity investments in or loans to 35 private companies with an aggregate cost basis of approximately $530.3 million. As of September 30, 2014, we had equity investments in or loans to 30 private companies with an aggregate cost basis of approximately $412.1 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
	2015	2014
Beginning investment portfolio, at fair value	$466,053	$314,393
New investments	37,170	21,925
Disbursements to existing portfolio companies	2,875	7,362
Increase in investment balance due to PIK	—	58
Scheduled principal repayments	(3,440)	—
Unscheduled principal repayments	(7,143)	(802)
Net proceeds from sales of investments	(2,159)	12
Net realized loss on investments	(2,525)	(12)
Net unrealized (depreciation) appreciation of investments	(2,092)	3,965
Reversal of net unrealized depreciation of investments	1,896	—

Ending investment portfolio, at fair value	$490,635	$346,901

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2015:

		Amount
For the remaining six months ending March 31:	2016	$9,302
For the fiscal year ending March 31:	2017	49,406
	2018	83,707
	2019	81,681
	2020	113,753
	Thereafter	48,925

	Total contractual repayments	$386,774
	Investments in equity securities	143,261

	Total cost basis of investments held at September 30, 2015:	$530,035

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2015, was approximately $15.3 million, which consisted primarily of $38.5 million of net proceeds from the issuance of our Series C Term Preferred Stock in May 2015 and $3.4 million of net proceeds from the issuance of common shares in April 2015, partially offset by $15.3 million of net repayments on our Credit Facility and $11.4 million in distributions to common stockholders. Net cash provided by financing activities for the six months ended September 30, 2014, was approximately $15.3 million, which consisted primarily of $26.5 million of net borrowings on our Credit Facility, partially offset by $9.5 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our common stockholders on an annual basis at least 90% of our investment company taxable income. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared and we paid monthly cash distributions of $0.0625 per common share for each of the six months from April 2015 through September 2015. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year ending March 31, 2016.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1484375 per share to holders of our Series A Term Preferred Stock and $0.140625 per share to holders of our Series B Term Preferred Stock for the each of the six months from April 2015 through September 2015. In May 2015, our Board of Directors declared a combined dividend for a pro-rated portion of May 2015 and the full amount for the month of June 2015, which totaled $0.221181 per share, to the holders of our Series C Term Preferred Stock. In July 2015, our Board of Directors also declared a monthly dividend of approximately $0.135417 per share for each of July, August and September 2015 to the holders of our Series C Term Preferred Stock. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

Equity

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. No securities have been issued to date under the registration statement and we currently have the ability to issue up to $300.0 million in securities under the registration statement.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has predominantly since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On October 27, 2015, the closing market price of our common stock was $7.49 per share, representing a 17.2% discount to our NAV of $9.05 per share as of September 30, 2015. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2015 Annual Meeting of Stockholders held on August 6, 2015, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series A, B, and C Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series A, B, and C Term Preferred Stock) as of September 30, 2015 was 214.3%, calculated pursuant to Section 18(h) of the 1940 Act. The asset coverage on our senior securities that are stock as of October 13, 2015, when our Board of Directors declared a distribution on our common stock and mandatorily redeemable preferred stock dividends, was 213.1%, in compliance with requirements under Section 18 of the 1940 Act.

Revolving Credit Facility

On June 26, 2014, we, through Business Investment, entered into Amendment No. 1 to our Credit Facility, with KeyBank, administrative agent, lead arranger and a lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017 (the “Revolving Period End Date”), all principal and interest will be due and payable on or before June 26, 2019. As of September 30, 2015, we have retained a one-year extension option, to be agreed upon by all parties, which may be exercised on or before June 26, 2016, and upon exercise, the option would extend the revolving period to June 26, 2018 and the maturity date to June 26, 2020. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and our Credit Facility includes an unused fee of 0.50% on undrawn amounts. After the Revolving Period End Date, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

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

Our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility generally also limits distributions to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code, for each of the twelve month periods ending March 31, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50.0% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of September 30, 2015, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $390.3 million, an asset coverage of 441.9% and an active status as a BDC and RIC. As of September 30, 2015, we were in compliance with all covenants under our Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we had off-balance sheet success fee receivables of $29.6 million (or approximately $0.98 per common share) on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit and other uncalled capital commitments as of September 30, 2015 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guarantees on behalf of some our portfolio companies, whereby we have guaranteed an aggregate of $2.5 million of obligations of Country Club Enterprises, LLC (“CCE”). As of September 30, 2015, we have not been required to make any payments on any of the guarantees, and we consider the credit risks to be remote and the fair value of the guaranties to be immaterial.

The following table shows our contractual obligations as of September 30, 2015, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$103,500	$—	$103,500	$—	$—
Mandatorily redeemable preferred stock	121,650	—	40,000	—	81,650
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	55,393	12,798	29,128	10,987	2,480

Total	$285,639	$12,798	$177,724	$10,987	$84,130

(A)	Excludes our unused line of credit commitments and uncalled capital commitments and guaranties to our portfolio companies in the aggregate amount of $12.1 million.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date due to the revolving nature of the facility.
(C)	Includes interest payments due on our Credit Facility and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2015. Dividend payments on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report. Additionally, refer to Note 3—Investments in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value

Measurements and Disclosures” (“ASC 820”). We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

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

The following table reflects risk ratings for all loans in our portfolio as of September 30, 2015 and March 31, 2015:

Rating	September 30, 2015	March 31, 2015
Highest	10.0	10.0
Average	6.1	5.9
Weighted Average	6.3	6.4
Lowest	3.0	3.0

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of September 30, 2015, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

81.5%	Variable rates with a floor
18.5	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three and six months ended September 30, 2015 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 20, 2015.

ITEM 4.	CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three and six months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Melissa Morrison
Acting Principal Financial Officer

Dated: October 28, 2015

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.3	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.4	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.5	Certificate of Amendment to the Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.6	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.8	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704), filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.4	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.