Form 10-Q
period 2015-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2016-02-03
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 2, 2016, was 30,270,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2015	2015
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $192,457 and $162,598, respectively)	$178,662	$174,373
Affiliate investments (Cost of $305,901 and $310,628, respectively)	284,815	271,050
Control investments (Cost of $21,512 and $32,032 respectively)	8,225	20,630

Total investments at fair value (Cost of $519,870 and $505,258, respectively)	471,702	466,053
Cash and cash equivalents	5,645	4,921
Restricted cash and cash equivalents	357	260
Interest receivable	2,451	1,867
Due from custodian	2,135	4,512
Deferred financing costs	4,813	4,529
Other assets, net	4,190	1,379

TOTAL ASSETS	$491,293	$483,521

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $89,200 and $118,800, respectively)	$89,200	$118,800
Secured borrowing	5,096	5,096

Total borrowings	94,296	123,896
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 4,956,000 and 3,610,000 shares authorized, respectively; 4,866,000 and 3,256,000 shares issued and outstanding, respectively	121,650	81,400
Accounts payable and accrued expenses	883	1,271
Fees due to Adviser(A)	1,510	1,502
Fee due to Administrator(A)	254	262
Other liabilities	10,620	1,761

TOTAL LIABILITIES	$229,213	$210,092

Commitments and contingencies(B)
NET ASSETS	$262,080	$273,429

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 30,270,958 and 29,775,958 shares issued and outstanding	30	$30
Capital in excess of par value	312,102	309,438
Cumulative net unrealized depreciation of investments	(48,168)	(39,204)
Cumulative net unrealized depreciation of other	(75)	(75)
Net investment income in excess of distributions	3,638	3,511
Accumulated net realized loss	(5,447)	(271)

TOTAL NET ASSETS	$262,080	$273,429

NET ASSET VALUE PER SHARE AT END OF PERIOD	$8.66	$9.18

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$4,243	$3,969	$12,015	$13,720
Affiliate investments	6,956	5,154	21,209	11,310
Control investments	208	608	1,512	1,673
Cash and cash equivalents	—	1	1	3

Total interest income	11,407	9,732	34,737	26,706
Other income
Non-Control/Non-Affiliate investments	469	1,330	3,585	3,230
Affiliate investments	192	500	192	534

Total other income	661	1,830	3,777	3,764

Total investment income	12,068	11,562	38,514	30,470

EXPENSES
Base management fee(A)	2,485	1,927	7,448	5,337
Loan servicing fee(A)	1,756	1,295	5,022	3,588
Incentive fee(A)	1,159	1,460	3,955	3,726
Administration fee(A)	254	226	879	670
Interest expense on borrowings	974	1,042	3,119	2,500
Dividends on mandatorily redeemable preferred stock	2,066	1,085	5,898	2,510
Amortization of deferred financing fees	485	404	1,428	940
Professional fees	243	63	946	610
Other general and administrative expenses	606	383	1,565	1,130

Expenses before credits from Adviser	10,028	7,885	30,260	21,011

Credit to base management fee—loan servicing fee(A)	(1,756)	(1,295)	(5,022)	(3,588)
Credit to fees from Adviser—other(A)	(835)	(867)	(2,541)	(1,855)

Total expenses net of credits to fees	7,437	5,723	22,697	15,568

NET INVESTMENT INCOME	4,631	5,839	15,817	14,902

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized gain (loss):
Non-Control/Non-Affiliate investments	17,000	—	16,999	—
Affiliate investments	(8,679)	—	(11,419)	—
Control investments	(10,397)	(209)	(10,197)	(221)

Total net realized loss	(2,076)	(209)	(4,617)	(221)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(22,089)	3,731	(25,571)	13,630
Affiliate investments	9,841	(1,772)	18,492	(4,713)
Control investments	3,480	—	(1,885)	(2,993)
Other	—	—	—	451

Total net unrealized (depreciation) appreciation	(8,768)	1,959	(8,964)	6,375

Net realized and unrealized (loss) gain	(10,844)	1,750	(13,581)	6,154

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,213)	$7,589	$2,236	$21,056

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.15	$0.22	$0.52	$0.56

Net (decrease) increase in net assets resulting from operations	(0.21)	0.29	0.07	0.80

Distributions	$0.19	0.23	0.56	0.59

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	30,270,958	26,475,958	30,267,358	26,475,958

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2015	2014
OPERATIONS
Net investment income	$15,817	$14,902
Net realized loss on investments	(4,617)	(221)
Net unrealized (depreciation) appreciation of investments	(8,964)	5,924
Net unrealized depreciation of other	—	451

Net increase in net assets from operations	2,236	21,056

DISTRIBUTIONS
Distributions to common stockholders	(17,027)	(15,621)

Net decrease in net assets from distributions	(17,027)	(15,621)

CAPITAL ACTIVITY
Issuance of common stock	3,663	—
Offering costs for issuance of common stock	(221)	—

Net increase in net assets from capital activity	3,442	—

TOTAL (DECREASE) INCREASE IN NET ASSETS	(11,349)	5,435
NET ASSETS, BEGINNING OF PERIOD	273,429	220,837

NET ASSETS, END OF PERIOD	$262,080	$226,272

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$2,236	$21,056
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(60,321)	(79,329)
Principal repayments of investments	20,883	5,579
Increase in investment balance due to paid in kind interest	—	(78)
Net proceeds from the sale of investments	20,336	(221)
Net realized loss on investments	4,489	221
Net unrealized depreciation (appreciation) of investments	8,964	(5,924)
Net unrealized depreciation of other	—	(451)
Amortization of deferred financing costs	1,428	940
Bad debt expense, net of recoveries	358	79
Changes in assets and liabilities:
(Increase) decrease in restricted cash and cash equivalents	(97)	2,209
Increase in interest receivable	(794)	(401)
Decrease (increase) in due from custodian	2,377	(706)
(Increase) decrease in other assets, net	(2,959)	161
(Decrease) increase in accounts payable and accrued expenses	(388)	64
Increase in fees due to Adviser(A)	8	363
(Decrease) increase in fee due to Administrator(A)	(8)	2
Increase (decrease) in other liabilities	8,859	(188)

Net cash provided by (used in) operating activities	5,371	(56,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,663	—
Offering costs for issuance of common stock	(221)	—
Proceeds from line of credit	92,000	90,550
Repayments on line of credit	(121,600)	(56,000)
Proceeds from secured borrowing	—	96
Proceeds from issuance of mandatorily redeemable preferred stock	40,250	41,400
Deferred financing costs	(1,712)	(3,445)
Distributions paid to common stockholders	(17,027)	(15,621)

Net cash (used in) provided by financing activities	(4,647)	56,980

NET INCREASE IN CASH AND CASH EQUIVALENTS	724	356
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,921	4,553

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,645	$4,909

NON-CASH ACTIVITIES(B)	$13,944	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	2015: Significant non-cash operating activities consisted principally of the following transaction:

In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI, which had a cost basis and fair value of $17.7 million and $14.2 million, respectively. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a net realized loss of $2.8 million. We recognized this net realized loss in our Condensed Consolidated Statements of Operations during the three months ended September 30, 2015.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (7.0%, Due 10/2019)(I)(K)	$—	$—	$—
		Secured First Lien Term Debt (7.0%, Due 10/2019)(I)(K)	5,000	5,000	4,900

				5,000	4,900
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $0 available (6.5% (0.8% Unused Fee), Due 12/2016)(L)	2,500	2,500	2,500
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	6,433	6,443	2,189
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	840	840	—
		Preferred Stock (2,500 shares)(C)(F)(L)		2,516	—
		Common Stock (2,500 shares)(C)(F)(L)		300	—

				12,599	4,689
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,079,792 shares)(C)(F)(L)		7,725	3,922
		Guaranty ($2,000)(D)
		Guaranty ($284)(D)

				11,725	7,922
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(K)	13,000	13,000	12,968
		Common Stock Warrants (6% ownership)(C)(F)(L)		—	—

				13,000	12,968
Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	3,515
		Common Stock (5,372 shares)(C)(F)(L)		63	5,380

				13,351	18,808
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	11,500	11,500	11,500
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,506
		Common Stock (152 shares)(C)(F)(L)		152	8,450

				13,025	21,456
Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Preferred Stock (260 units)(C)(F)(J)		260	260
		Common Stock (975 units)(C)(F)(J)		—	—

				260	260
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (18,898 shares)(C)(F)(L)		9,583	4,438
		Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,891	17,738
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	4,388
		Common Stock (548 shares)(C)(F)(L)		94	2,835

				14,650	18,223
Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (10.0%, Due 3/2016)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2016)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2016)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	3,346

				9,379	11,948
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	4,929
		Secured Second Lien Term Debt (13.0%, Due 2/2016)(I)(K)	700	700	—
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	—
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				17,078	4,929
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.5%, Due 12/2020)(E)(J)	13,290	13,290	13,290
		Preferred Stock (5,660 units)(C)(F)(J)		5,660	5,660

				18,950	18,950

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)		$3,397	$5,019

				3,397	5,019
SBS Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (14.0%, Due 8/2016)(L)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)(L)		1,994	—
		Common Stock (221,500 shares)(C)(F)(L)		222	—

				13,571	11,355
Schylling, Inc.	Leisure, Amusement, Motion Picture, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	1,691

				17,081	14,772
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,725
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				6,500	4,725

Total Non-Control/Non-Affiliate Investments (represents 37.9% of total investments at fair value)				$192,457	$178,662

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (11.5%, Due 3/2020)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(L)		7,956	16,554
		Common Stock (549,908 shares)(C)(F)(L)		1,197	1,677
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	674

				23,678	33,405
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	11,360
		Preferred Stock (4,064 shares)(C)(F)(L)		4,064	—
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	11,360
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(F)(L)		2,922	6,249

				12,897	16,224
Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(E)(L)	11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(F)(L)		4,943	7,811

				16,250	19,118
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(F)(L)		4,196	—

				18,196	14,000
Cambridge Sound Management, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L)	15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(F)(L)		4,500	11,817

				19,500	26,817
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	2065
		Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	2,065
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $550 available (12.8% (1.0% Unused Fee), Due 3/2017)(L)	450	450	450
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(F)(L)		6,995	2,288

				30,945	26,238

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2016)(I)(L)	$4,000	$4,000	$4,000
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	2,575	2,575	2,575
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	8,795	8,795	4,419
		Secured First Lien Term Debt (5.0%, Due 8/2016)(E)(L)	1,150	1,150	—
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock (1,241 shares)(C)(F)(L)		3	—

				19,023	10,994
Edge Adhesives Holdings, Inc. (M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,068
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,346
		Preferred Stock (3,774 units)(C)(F)(L)		3,774	—

				15,474	11,414
GI Plastek, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Line of Credit, $1,430 available (10.0% (1.0% Unused Fee), Due 7/2016)(L)	570	570	570
		Secured First Lien Term Debt (13.3%, Due 7/2020)(L)	15,000	15,000	15,000
		Preferred Stock (5,150 units)(C)(F)(L)		5,150	4,611

				20,720	20,181
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				13,050	9,050
Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(F)(L)		1,550	1,795

				10,750	10,995
Meridian Rack & Pinion, Inc.(M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	9,056
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	—

				13,041	9,056
NDLI, Inc.	Cargo Transport	Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				3,600	—
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(F)(L)		6,180	4,371

				21,950	20,141
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(F)(L)		3,739	3,035
		Common Stock (90,909 shares)(C)(F)(L)		90	—

				13,447	12,653
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	10,743

				28,149	29,143
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $2,324 available (12.5%, Due 2/2018)(G)(L)	1,526	1,526	1,526
		Preferred Stock (12,998,639 shares)(C)(F)(L)		3,768	435
		Common Stock (10,089,047 shares)(C)(F)(L)		753	—

				6,047	1,961

Total Affiliate Investments (represents 60.4% of total investments at fair value)				$305,901	$284,815

GLADSTONE INVESTMENT CORPORATION

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $0 available (6.5% (1.0% Unused Fee), Due 9/2016)(L)	$5,000	$5,000	$5,000
		Secured Second Lien Term Debt (10.0%, Due 8/2017)(L)	5,000	5,000	3,225
		Preferred Stock (5,517,445 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				21,512	8,225

Total Control Investments (represents 1.7% of total investments at fair value)				$21,512	$8,225

TOTAL INVESTMENTS				$519,870	$471,702

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $424.2 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5—Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of December 31, 2015.
(B)	Percentages represent the weighted average cash interest rates in effect at December 31, 2015, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to the 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of December 31, 2015.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended December 31, 2015 best represents fair value as of December 31, 2015.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments or in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

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

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $1,250 available (10.0% (1.0% Unused Fee), Due 9/2015)(L)	$3,250	$3,250	$3,250
		Secured Second Lien Term Debt (13.5%, Due 8/2017)(L)	15,520	15,520	15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				30,282	18,770
Roanoke Industries Corp.	Buildings and Real Estate	Secured First Lien Debt (10.0%, Due 11/2019)(I)(L)	1,650	1,650	1,650
		Common Stock (57 shares)(C)(F)(L)		100	210

				1,750	1,860

Total Control Investments (represents 4.4% of total investments at fair value)				$32,032	$20,630

TOTAL INVESTMENTS(Q)				$505,258	$466,053

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $435.9 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5—Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of March 31, 2015.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2015, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to the 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10—Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Condensed Consolidated Statement of Assets and Liabilities as of March 31, 2015.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2015 best represents fair value as of March 31, 2015.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments or in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Cumulative gross unrealized depreciation for federal income tax purposes is $80.6 million; cumulative gross unrealized appreciation for federal income tax purposes is $41.4 million. Cumulative net unrealized depreciation is $39.2 million, based on a tax cost of $505.6 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X. Accordingly, we have omitted certain disclosures accompanying annual financial statements prepared in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Under Article 6 of Regulation S-X, and the authoritative accounting guidance provided by the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 20, 2015.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve the fair value of our investments in accordance with the Policy.

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter the Valuation Committee and Board of Directors review the Policy to determine if changes thereto are advisable and also review whether the Valuation Team has applied the Policy consistently.

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

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter (the three months ended December 31, 2015) are generally valued at our original cost basis.

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

Revenue Recognition Policy

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2015, our loans to Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $1.5 million, or 0.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.5 million, or 0.4% of the fair value of all debt investments in our portfolio. As of March 31, 2015, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $11.7 million, or 3.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.8 million, or 0.5% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of December 31, 2015 and March 31, 2015, respectively, we did not have any loans with a PIK interest component. During the three and nine months ended December 31, 2015, we did not record PIK income or collect any PIK interest in cash. During the three and nine months ended December 31, 2014, we recorded PIK income of $20 and $78, respectively, and collected $0.2 million PIK interest in cash.

Other Income Recognition

We generally record success fees upon receipt of cash. Typically, success fees are contractually due upon a change of control in a portfolio company. During the three and nine months ended December 31, 2015, we recorded success fees of $0.6 and $1.5 million, respectively, which resulted from prepaid success fees of $0.9 million and $0.2 million from Drew Foam Company, Inc. (“Drew Foam”) in June and December 2015, respectively, $0.2 million from Frontier Packaging, Inc. (“Frontier”) in December 2015, and $0.2 million from Logo Sportswear, Inc. (“Logo”) in December 2015. During the three and nine months ended December 31, 2014, we recorded $0.5 million and $1.0 million of success fees, respectively, which resulted from prepaid success fees of $0.5 million from SOG Specialty Knives & Tools, LLC (“SOG”) in December 2014, $0.2 million from Auto Safety House, LLC (“ASH”) in September 2014, $0.2 million from Frontier in September 2014, and $0.1 million from Mathey Investments, Inc. (“Mathey”) in September 2014.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three and nine months ended December 31, 2015, we recorded dividend income of $8 and $2.3 million, respectively, which resulted from payments received from Cavert II Holding Corp. (“Cavert”), Drew Foam and Funko, LLC (“Funko”). For the three and nine months ended December 31, 2014, we recorded $1.4 million and $2.7 million of dividend income from Mathey, respectively.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. We are currently assessing the impact of ASU 2016-01 and do not anticipate a material impact on our financial position, results of operations or cash flows.

ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain aspects of ASU 2016-01 relating to the recognition of changes in fair value of financial liabilities when the fair value option is elected.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. We are currently assessing the impact of ASU 2015-03 and ASU 2015-15 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. ASU 2015-15 was effective immediately.

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. We do not anticipate ASU-2015-02 to have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for annual periods ending after December 31, 2016 and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

As of December 31, 2015 and March 31, 2015, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and nine months ended December 31, 2015 and 2014, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our portfolio investments carried at fair value as of December 31, 2015 and March 31, 2015, by caption on our accompanying Condensed Consolidated Statements of Assets and Liabilities, and by security type. All investments are primarily valued using Level 3 inputs within the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities
	December 31, 2015	March 31, 2015
Non-Control/Non-Affiliate Investments
Secured first lien debt	$93,055	$86,586
Secured second lien debt	35,196	26,336
Preferred equity	25,381	40,217
Common equity/equivalents	25,030	21,234

Total Non-Control/Non-Affiliate Investments	178,662	174,373

Affiliate Investments
Secured first lien debt	186,572	176,059
Secured second lien debt	24,118	24,118
Preferred equity	71,774	70,873
Common equity/equivalents	2,351	—

Total Affiliate Investments	284,815	271,050

Control Investments
Secured first lien debt	5,000	4,900
Secured second lien debt	3,225	15,520
Preferred equity	—	—
Common equity/equivalents	—	210

Total Control Investments	8,225	20,630

Total Investments at fair value using Level 3 inputs	$471,702	$466,053

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2015 and March 31, 2015. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2015	Fair Value as of March 31, 2015	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of December 31, 2015	Range / Weighted Average as of March 31, 2015
Secured first lien debt (A)	$238,483	$212,954	TEV	EBITDA multiples	4.4x – 8.3x / 6.3x	4.2x – 18.2x / 6.8x
				EBITDA	$1,041 – $9,471 / $4,012	$712 – $5,871 / $3,185
	9,414	—	DCF	Discount Rate	20.0% – 20.0% / 20.0%	—
	36,730	54,591	Yield Analysis	Discount Rate	7.6% – 16.7% / 10.4%	5.0% – 13.7% /11.3%
Secured second lien debt	44,643	56,938	TEV	EBITDA multiples	5.5x – 7.0x / 6.3x	4.8x – 7.0x / 6.2x
				EBITDA	$2,273 – $5,486 / $2,756	$1,135 – $5,462 / $3,677
	17,896	9,036	Yield Analysis	Discount Rate	10.1% – 25.0% / 23.6%	20.5% – 20.5% / 20.5%
Preferred equity(B)	97,155	111,090	TEV	EBITDA multiples	4.4x – 15.9x /6.7x	3.6x – 18.2x / 6.6x
				EBITDA	$0 – $60,594 / $4,101	$712 – $29,235 / $3,749
Common equity/equivalents	27,381	21,444	TEV	EBITDA multiples	4.4x – 15.9x / 8.5x	3.6x – 18.2x / 9.4x
				EBITDA	$0 –$17,361 / $10,337	$712 – $15,240 / $9,149

Total	$471,702	$466,053

(A)	December 31, 2015 includes one new proprietary secured first lien debt investment with a fair value of $13.3 million, which was valued at cost. March 31, 2015 includes two new proprietary secured first lien debt investments with a combined fair value of $34.2 million, which were valued at cost.
(B)	December 31, 2015 includes two new proprietary preferred equity investments with a combined fair value of $5.9 million, which were valued at cost. March 31, 2015 includes two new proprietary preferred equity investments with a combined fair value of $8.5 million, which were valued at cost.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended December 31, 2015 and 2014 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2015:
Fair value as of September 30, 2015	$280,938	$74,392	$108,432	$26,873	$490,635
Total gain (loss):
Net realized (loss) gain(A)	(8,576)	(10,520)	17,000	131	(1,965)
Net unrealized appreciation (depreciation) (B)	2,816	(4,094)	(584)	256	(1,606)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	6,083	2,761	(16,009)	3	(7,162)
New investments, repayments and settlements(C):
Issuances / originations	14,350	—	6,621	249	21,220
Settlements / repayments	(10,984)	—	—	—	(10,984)
Sales	—	—	(18,305)	(131)	(18,436)
Transfers	—	—	—	—	—

Fair value as of December 31, 2015	$284,627	$62,539	$97,155	$27,381	$471,702

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine months ended December 31, 2015:
Fair value as of March 31, 2015	$267,545	$65,974	$111,090	$21,444	$466,053
Total (loss) gain:
Net realized (loss) gain(A)	(11,316)	(10,520)	17,000	347	(4,489)
Net unrealized appreciation (depreciation) appreciation(B)	8,590	(7,876)	(10,307)	5,894	(3,699)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	9,573	2,761	(17,492)	(107)	(5,265)
New investments, repayments and settlements(C):
Issuances / originations	44,002	13,000	17,014	249	74,265
Settlements / repayments	(33,767)	(800)	—	—	(34,567)
Sales	—	—	(20,150)	(446)	(20,596)
Transfers	—	—	—	—	—

Fair value as of December 31, 2015	$284,627	$62,539	$97,155	$27,381	$471,702

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2014:
Fair value as of September 30, 2014	$197,304	$66,868	$63,199	$19,530	$346,901
Total gain (loss):
Net realized loss(A)	—	—	(208)	(1)	(209)
Net unrealized appreciation (depreciation)(B)	107	(1,882)	4,082	(348)	1,959
Reversal of previously recorded appreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	39,435	—	10,627	—	50,062
Settlements / repayments	(4,777)	—	—	—	(4,777)
Sales	—	—	208	1	209
Transfers(D)	(350)	—	2,000	(1,650)	—

Fair value as of December 31, 2014	$231,719	$64,986	$79,908	$17,532	$394,145

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine months ended December 31, 2014:
Fair value as of March 31, 2014	$174,382	$66,315	$62,901	$10,795	$314,393
Total gain (loss):
Net realized loss(A)	—	—	(220)	(1)	(221)
Net unrealized appreciation (depreciation)(B)	4,799	(3,079)	(2,281)	6,485	5,924
Reversal of previously recorded appreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	58,406	1,750	17,349	1,902	79,407
Settlements / repayments	(5,518)	—	(61)	—	(5,579)
Sales	—	—	220	1	221
Transfers(D)	(350)	—	2,000	(1,650)	—

Fair value as of December 31, 2014	$231,719	$64,986	$79,908	$17,532	$394,145

(A)	Included in net realized gain (loss) on investments on our accompanying Condensed Consolidated Statements of Operations for the respective periods ended December 31, 2015 and 2014.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Condensed Consolidated Statements of Operations for the periods ended December 31, 2015 and 2014.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	Transfers represent $2.0 million of secured first lien debt of B-Dry, LLC (“B-Dry”), which was converted into preferred equity, and $1.7 million of common equity of Roanoke Industries Corp. (“Roanoke”), which was converted into secured first lien debt during the quarter ended December 31, 2014.

Investment Activity

During the nine months ended December 31, 2015, the following significant transactions occurred:

•	In May 2015, we invested $16.3 million in Brunswick Bowling Products, Inc. (“Brunswick”) through a combination of secured first lien debt and equity. Brunswick, headquartered in Muskegon, Michigan, is a leader in the recreation industry and provides industry expertise, products, installation and maintenance for the development and renovation of new and existing centers as well as mixed-use facilities across the entertainment industry.

•	In June 2015, we sold our investment in Roanoke Industries Corp. (“Roanoke”). As a result of the sale, we received net cash proceeds of $0.3 million, resulting in a realized gain of $0.2 million. In addition, we received full repayment of our debt investment of $1.7 million.

•	In July 2015, we invested $20.9 million in GI Plastek, Inc. (“GI Plastek”) through a combination of secured first lien debt and equity. GI Plastek, headquartered in Wolfeboro, New Hampshire, is a value-added provider of advanced manufacturing solutions for various non-automotive end markets.

•	In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a realized loss of $2.8 million. Diligent, headquartered in Houston, Texas, has provided professional delivery services since 1994.

•	In September 2015, we sold our investment in Cavert. As a result of the sale, we received cash proceeds of $3.4 million, resulting in dividend income of $1.5 million and repayment of our equity investment at its cost basis of $1.8 million.

•	In October 2015, we sold our investment in Funko, which resulted in dividend and other income of $0.3 million and a realized gain of $17.0 million. In connection with the sale, we received net cash proceeds of $14.8 million, full repayment of our debt investment of $9.5 million, receivables of $3.5 million, recorded within Other assets, net on the accompanying Condensed Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko with a combined cost basis and fair value of $0.3 million. Additionally, we recorded a tax liability for the net unrealized built-in gain that was realized upon the sale of $9.6 million within Other liabilities on the accompanying Condensed Consolidated Statement of Assets and Liabilities.

•	In December 2015, we invested $19.0 million in Nth Degree, Inc. (“Nth Degree”) through a combination of secured first lien debt and preferred equity. Nth Degree, headquartered outside of Atlanta, Georgia, is a multifaceted face-to-face event marketing and management services organization.

•	In December 2015, we restructured our investment in Galaxy Tool Holdings, Inc. (“Galaxy”). As a result of the restructure, we converted debt with a cost basis of $10.5 million into preferred equity with a new cost basis and fair value of $0, which resulted in a realized loss of $10.5 million.

•	In December 2015, we restructured our investment in Tread. As a result of the restructure, we converted debt with a cost basis of $9.26 million into preferred equity with a new cost basis and fair value of $0.4 million. As part of the transaction, we also exercised our existing common stock warrants for an exercise price of $0.2 million. As a result of the transaction, we recognized a realized loss of $8.6 million.

Investment Concentrations

As of December 31, 2015, our investment portfolio consisted of investments in 36 portfolio companies located in 18 states across 17 different industries with an aggregate fair value of $471.7 million, of which our investments in Acme Cryogenics, Inc. (“Acme”), SOG, Cambridge Sound Management, Inc. (“Cambridge”), Counsel Press Inc. (“Counsel Press”), and Frontier, our five largest portfolio investments at fair value, collectively comprised $137.1 million, or 29.1%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of December 31, 2015 and March 31, 2015:

	December 31, 2015				March 31, 2015
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$297,367	57.2%	$284,627	60.3%	$298,448	59.1%	$267,545	57.4%
Secured second lien debt	73,678	14.2	62,539	13.3	71,998	14.2	65,974	14.2

Total debt	371,045	71.4	347,166	73.6	370,446	73.3	333,519	71.6

Preferred equity	141,627	27.2	97,155	20.6	127,762	25.3	111,090	23.8
Common equity/equivalents	7,198	1.4	27,381	5.8	7,050	1.4	21,444	4.6

Total equity/equivalents	148,825	28.6	124,536	26.4	134,812	26.7	132,534	28.4

Total Investments	$519,870	100.0%	$471,702	100.0%	$505,258	100.0%	$466,053	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2015 and March 31, 2015:

	December 31, 2015		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, House wares, and Durable Consumer Products	$88,832	18.8%	$70,533	15.1%
Chemicals, Plastics, and Rubber	77,322	16.4	49,312	10.6
Diversified/Conglomerate Manufacturing	64,711	13.7	62,996	13.5
Diversified/Conglomerate Service	45,187	9.6	31,995	6.9
Leisure, Amusement, Motion Pictures, Entertainment	43,915	9.3	44,931	9.6
Machinery (Non-agriculture, Non-construction, Non-electronic)	23,304	5.0	30,397	6.5
Farming and Agriculture	22,948	4.9	22,438	4.8
Automobile	21,879	4.6	24,530	5.3
Containers, Packaging, and Glass	21,456	4.6	19,447	4.2
Telecommunications	14,000	3.0	19,241	4.1
Cargo Transport	12,968	2.7	13,972	3.0
Textiles and Leather	10,995	2.3	10,750	2.3
Beverage, Food and Tobacco	9,050	1.9	12,982	2.8
Aerospace and Defense	8,225	1.7	18,770	4.0
Personal and Non-Durable Consumer Products (Manufacturing Only)	260	0.1	25,008	5.4
Other < 2.0%	6,650	1.4	8,751	1.9

Total Investments	$471,702	100.0%	$466,053	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2015 and March 31, 2015:

	December 31, 2015		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$163,087	34.6%	$133,814	28.7%
West	132,527	28.1	161,444	34.6
South	127,795	27.1	133,703	28.7
Midwest	48,293	10.2	37,092	8.0

Total Investments	$471,702	100.0%	$466,053	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2015:

		Amount
For the remaining three months ending March 31:	2016	$9,302
For the fiscal year ending March 31:	2017	49,956
	2018	63,638
	2019	81,681
	2020	104,253
	Thereafter	62,215

	Total contractual repayments	$371,045
	Investments in equity securities	148,825

	Total cost basis of investments held at December 31, 2015:	$519,870

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We charge the accounts receivable to the established allowance when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31, 2015 and March 31, 2015, we had gross receivables from portfolio companies of $0.9 million and $1.5 million, respectively. The allowance for uncollectible receivables was $0.5 million and $0.3 million as of December 31, 2015 and March 31, 2015, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

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

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser and the Adviser is also 100% indirectly owned and controlled by Mr. Gladstone.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated voluntary, non-contractual and irrevocable credits reflected in our accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Average total assets subject to base management fee(A)	$497,000	$385,400	$496,500	$355,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	2,485	1,927	7,448	5,337
Credits to fees from Adviser—other(B)	(835)	(867)	(2,541)	(1,855)

Net base management fee	$1,650	$1,060	$4,907	$3,482

Loan servicing fee(B)	$1,756	$1,295	$5,022	$3,588
Credits to base management fee—loan servicing fee(B)	(1,756)	(1,295)	(5,022)	(3,588)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee(B)	$1,159	$1,460	$3,955	$3,726
Credits to fees from Adviser—other(B)	—	—	—	—

Net incentive fee	$1,159	$1,460	$3,955	$3,726

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $56 and $165 and $36 and $81 for the three and nine month periods ended December 31, 2015 and 2014, respectively, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily for the valuation of portfolio companies.

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

The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is payable quarterly to the Adviser and is computed as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate (7.0% annualized);

•	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter (8.75% annualized); and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter (8.75% annualized).

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through December 31, 2015, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through December 31, 2015.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief valuation officer, chief compliance officer and general counsel and secretary (who also serves as the Administrator’s president) and their respective staffs. Prior to July 1, 2014, our allocable portion of the expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser and serviced by the Administrator by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser and serviced by the Administrator.

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

Other Transactions

Gladstone Securities, LLC (“Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Securities receives a fee. The fees received by Securities from portfolio companies during the three and nine month periods ended December 31, 2015 and 2014 totaled $0.2 million and $0.6 million and $0.4 million and $0.6 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Condensed Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31
	2015	2015
Base management and loan servicing fee due to Adviser, net of credits	$309	$191
Incentive fee due to Adviser	1,159	1,249
Other due to Adviser	42	62

Total fees due to Adviser	$1,510	$1,502
Fee due to Administrator	$254	$262

Total related party fees due	$1,764	$1,764

Net co-investment expense receivable from or payable to Gladstone Capital (for reimbursement purposes) and payables to other affiliates totaled a receivable of $6 as of December 31, 2015 and a payable of $0.3 million as of March 31, 2015, respectively. These amounts were received or paid in full in the quarter subsequent to being incurred and have been included in Other assets, net and Other liabilities, as appropriate, on the accompanying Condensed Consolidated Statements of Assets and Liabilities as of December 31, 2015 and March 31, 2015, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013. If not renewed or extended prior to June 26, 2017 (the “Revolving Period End Date”), all principal and interest will be due and payable on or before June 26, 2019. As of December 31, 2015, we have retained a one-year extension option, to be agreed upon by all parties, which may be exercised on or before June 26, 2016, and upon exercise, the option would extend the revolving period to June 26, 2018 and the maturity date to June 26, 2020. Subject to certain terms and conditions, our Credit Facility can be expanded up to a total facility amount of $250.0 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day London Interbank Offered Rate (“LIBOR”), plus 3.25% per annum, and our Credit Facility includes a fee of 0.50% on undrawn amounts. After the Revolving Period End Date, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity.

The following tables summarize noteworthy information related to our Credit Facility:

	As of December 31,	As of March 31,
	2015	2015
Commitment amount	$185,000	$185,000
Borrowings outstanding at cost	89,200	118,800
Availability(A)	95,800	66,200

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
Weighted average borrowings outstanding	$85,045	$97,614	$96,236	$74,374
Effective interest rate(B)	4.2%	3.9%	4.0%	4.0%
Commitment (unused) fees incurred	$129	$113	$388	$234

(A)	Availability subject to various constraints imposed under our Credit Facility
(B)	Excludes the impact of deferred financing fees and includes weighted average unused commitment fees.

Among other things, our Credit Facility includes a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170.0 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of December 31, 2015, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) its status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $378.9 million, an asset coverage of 488.9%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of December 31, 2015, we had 28 obligors in the borrowing base. As of December 31, 2015, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement with KeyBank National Association that effectively limits the interest rate on a portion of our borrowings under our Credit Facility. The agreement, which expires April 2016, provides that the interest rate on $45.0 million of our borrowings is capped at 6.0%, plus 3.25% per annum, when 30-day LIBOR is in excess of 6.0%. We incurred a premium fee of $75 in conjunction with this agreement, which is recorded in other assets on our accompanying Condensed Consolidated Statements of Assets and Liabilities. As of December 31, 2015 and March 31, 2015, the fair value of our interest rate cap agreement was $0.

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

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of December 31, 2015 and March 31, 2015, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. At each of December 31, 2015 and March 31, 2015, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Condensed Consolidated Statements of Operations.

The following tables present our Credit Facility, carried at fair value on our accompanying Condensed Consolidated Statements of Assets and Liabilities as of December 31, 2015 and March 31, 2015, using Level 3 inputs of the hierarchy established by ASC 820, and a roll-forward of the changes in fair value during the three and nine months ended December 31, 2015 and 2014:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Condensed Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2015	March 31, 2015
Credit Facility	$89,200	$118,800

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended December 31, 2015:
Fair value at September 30, 2015	$103,500
Borrowings	26,500
Repayments	(40,800)

Fair value at December 31, 2015	$89,200

Nine months ended December 31, 2015:
Fair value at March 31, 2015	$118,800
Borrowings	92,000
Repayments	(121,600)

Fair value at December 31, 2015	$89,200

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended December 31, 2014:
Fair value at September 30, 2014	$87,750
Borrowings	53,750
Repayments	(45,700)

Fair value at December 31, 2014	$95,800

Nine months ended December 31, 2014:
Fair value at March 31, 2014	$61,701
Borrowings	90,550
Repayments	(56,000)
Net unrealized depreciation(A)	(451)

Fair value at December 31, 2014	$95,800

(A)	Included in net unrealized depreciation of other on our accompanying Condensed Consolidated Statement of Operations for the periods ended December 31, 2014.

The fair value of the collateral under our Credit Facility was $424.2 million and $435.9 million as of December 31, 2015 and March 31, 2015, respectively.

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

The shares of Series C Term Preferred Stock are traded under the ticker symbol GAINN on the NASDAQ Global Select Market (“NASDAQ”). Our Series C Term Preferred Stock is not convertible into our common stock or any other security. Our Series C Term Preferred Stock provides for a fixed dividend equal to 6.50% per year, payable monthly. We are required to redeem all shares of our outstanding Series C Term Preferred Stock on May 31, 2022, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series C Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200% and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series C Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series C Term Preferred Stock at our sole option at the redemption price in order to have an asset coverage ratio of up to and including 215.0% and at any time on or after May 31, 2018. The asset coverage on our senior securities that are stock (our Series A, B, and C Term Preferred Stock) as of December 31, 2015 was 216.7%, calculated pursuant to Section 18 of the 1940 Act.

The following tables summarize our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock” or “Series A”), 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), and Series C Term Preferred Stock outstanding as of December 31, 2015 and March 31, 2015:

As of December 31, 2015:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250

Total as of December 31, 2015					4,866,000	$25.00	$121,650

As of March 31, 2015:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400

Total as of March 31, 2015					3,256,000	$25.00	$81,400

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the nine months ended December 31, 2015 and 2014:

For the Nine Months Ended December 31, 2015:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 14, 2015	April 24, 2015	May 5, 2015	$0.1484375	$0.140625	$—
April 14, 2015	May 19, 2015	May 29, 2015	0.1484375	0.140625	—
April 14, 2015	June 19, 2015	June 30, 2015	0.1484375	0.140625	—
May 14, 2015(A)	June 19, 2015	June 30, 2015	—	—	0.221181
July 14, 2015	July 24, 2015	August 4, 2015	0.1484375	0.140625	0.135417
July 14, 2015	August 20, 2015	August 31, 2015	0.1484375	0.140625	0.135417
July 14, 2015	September 21, 2015	September 30, 2015	0.1484375	0.140625	0.135417
October 13, 2015	October 26, 2015	November 4, 2015	0.1484375	0.140625	0.135417
October 13, 2015	November 17, 2015	November 30, 2015	0.1484375	0.140625	0.135417
October 13, 2015	December 18, 2015	December 31, 2015	0.1484375	0.140625	0.135417

		Total	$1.3359375	$1.265625	$1.033683

(A)	Represents a combined dividend for a prorated month of May 2015, based upon the issuance date of our Series C Term Preferred Stock, combined with a full month of June 2015.

For the Nine Months Ended December 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share
April 8, 2014	April 21, 2014	April 30, 2014	$0.1484375
April 8, 2014	May 20, 2014	May 30, 2014	0.1484375
April 8, 2014	June 19, 2014	June 30, 2014	0.1484375
July 15, 2014	July 25, 2014	August 5, 2014	0.1484375
July 15, 2014	August 20, 2014	August 29, 2014	0.1484375
July 15, 2014	September 19, 2014	September 30, 2014	0.1484375
October 7, 2014	October 22, 2014	October 31, 2014	0.1484375
October 7, 2014	November 17, 2014	November 26, 2014	0.1484375
October 7, 2014	December 19, 2014	December 31, 2014	0.1484375

		Total	$1.3359375

The tax character of dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost as of December 31, 2015 and March 31, 2015. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Condensed Consolidated Statements of Operations at the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of December 31, 2015 and March 31, 2015, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	December 31, 2015	March 31, 2015
Series A Term Preferred Stock	$40,800	$41,472
Series B Term Preferred Stock	41,847	42,228
Series C Term Preferred Stock	40,250	—

Total	$122,897	$83,700

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

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerator: net (decrease) increase in net assets resulting from operations	$(6,213)	$7,589	$2,236	$21,056
Denominator: basic and diluted weighted average common shares	30,270,958	26,475,958	30,267,358	26,475,958

Basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share	$(0.21)	$0.29	$0.07	$0.80

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

The federal income tax characteristics of all distributions (including preferred stock dividends) will be reported to stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For calendar years ended December 31, 2015 and 2014, 100% of our common distributions during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to our common stockholders for the nine months ended December 31, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	April 14, 2015	April 24, 2015	May 5, 2015	$0.0625
	April 14, 2015	May 19, 2015	May 29, 2015	0.0625
	April 14, 2015	June 19, 2015	June 30, 2015	0.0625
	July 14, 2015	July 24, 2015	August 4, 2015	0.0625
	July 14, 2015	August 20, 2015	August 31, 2015	0.0625
	July 14, 2015	September 21, 2015	September 30, 2015	0.0625
	October 13, 2015	October 26, 2015	November 4, 2015	0.0625
	October 13, 2015	November 17, 2015	November 30, 2015	0.0625
	October 13, 2015	December 18, 2015	December 31, 2015	0.0625

	Nine months ended December 31, 2015:			$0.5625

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	April 8, 2014	April 21, 2014	April 30, 2014	$0.06
	April 8, 2014	May 20, 2014	May 30, 2014	0.06
	April 8, 2014	June 19, 2014	June 30, 2014	0.06
	July 15, 2014	July 25, 2014	August 5, 2014	0.06
	July 15, 2014	August 20, 2014	August 29, 2014	0.06
	July 15, 2014	September 19, 2014	September 30, 2014	0.06
	October 7, 2014	October 22, 2014	October 31, 2014	0.06
	October 7, 2014	November 17, 2014	November 26, 2014	0.06
	October 7, 2014	December 19, 2014	December 31, 2014	0.06
	October 7, 2014	December 19, 2014	December 31, 2014	0.05	(A)

	Nine months ended December 31, 2014:			$0.59

(A)	A special dividend on our common stock of $0.05 per share was declared by our Board of Directors.

Aggregate distributions to common stockholders declared quarterly and paid for the nine months ended December 31, 2015 and 2014 were approximately $17.0 million and $15.6 million, respectively, and were declared based on estimates of net investment income for the respective fiscal years. We determine the tax characterization of our distributions to common stockholders as of the end of our fiscal year based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax attributes made on a quarterly basis may not be representative of the actual tax attributes of distributions for a full year. If we determined the tax attributes of our distributions as of December 31, 2015, 100% would be from ordinary income and 0% would be a return of capital. For the nine months ended December 31, 2015, we recorded $0.8 million of net estimated permanent book-tax differences which decreased Capital in excess of par value, increased Net investment income in excess of distributions by $1.3 million and increased Accumulated net realized loss by $0.5 million on our accompanying Condensed Consolidated Statement of Assets and Liabilities. For the fiscal year ended March 31, 2015, taxable income available for common distributions exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $3.9 million of the first common distributions paid in fiscal year 2016, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2015, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations, or in Other assets, net, if not yet received in cash, on our accompanying Condensed Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of December 31, 2015 and March 31, 2015.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of December 31, 2015 and March 31, 2015 was $3.2 million and $4.4 million, respectively. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of December 31, 2015 and March 31, 2015 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of one of our portfolio companies. During the three and nine months ended December 31, 2015 and 2014, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties as of December 31, 2015 and March 31, 2015 to be immaterial.

As of December 31, 2015, the following guaranties were outstanding:

•	In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February of each subsequent year through February 2015 and expires in February 2016, unless it is renewed again by us, CCE and Agricredit.

•	In April 2010, we executed a guaranty of vendor recourse for up to $0.3 million in individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $0.3 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. These individual transactions have terms to maturity that expire in October 2016.

The following table summarizes the dollar balance of unused line of credit and other uncalled capital commitments and guaranties as of December 31, 2015 and March 31, 2015, which are not reflected as liabilities in the accompanying Condensed Consolidated Statements of Assets and Liabilities:

	December 31, 2015	March 31, 2015
Unused line of credit and other uncalled capital commitments	$9,098	$10,031
Guaranties	2,284	2,593

Total	$11,382	$12,624

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Per Common Share Data:
Net asset value at beginning of period(A)	$9.05	$8.49	$9.18	$8.34
Income from investment operations(B)
Net investment income	0.15	0.22	0.52	0.56

Realized loss on sale of investments and other	(0.07)	(0.01)	(0.15)	(0.01)
Net unrealized (depreciation) appreciation of investments and other	(0.29)	0.08	(0.30)	0.25

Total from investment operations	(0.21)	0.29	0.07	0.80
Effect of equity capital activity(B)

Cash distributions to common stockholders(C)	(0.19)	(0.23)	(0.56)	(0.59)
Shelf registration offering costs	—	—	(0.01)	—
Net dilutive effect of equity offering(D)	—	—	(0.03)	—

Total from equity capital activity	(0.19)	(0.23)	(0.60)	(0.59)
Other, net(B)(E)	0.01	—	0.01	—
Net asset value at end of period(A)	$8.66	$8.55	8.66	$8.55

Per common share market value at beginning of period	$7.04	$7.11	$7.40	8.27
Per common share market value at end of period	7.67	7.00	7.67	7.00
Total return(F)	11.61%	1.64%	11.54%	(8.34)%
Common stock outstanding at end of period(A)	30,270,958	26,475,958	30,270,958	26,475,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$262,080	$226,272	$262,080	$226,272
Average net assets(G)	281,050	226,578	278,939	225,534

Senior Securities Data:
Total borrowings, at cost	$94,296	$100,896	94,296	$100,896
Mandatorily redeemable preferred stock	121,650	81,400	121,650	81,400

Ratios/Supplemental Data:

Ratio of expenses to average net assets—annualized(H)	14.27%	13.92%	14.46%	12.42%

Ratio of net expenses to average net assets—annualized(I)	10.58	10.10	10.85	9.20
Ratio of net investment income to average net assets—annualized(J)	6.59	10.31	7.56	8.81

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic common share data for the corresponding period.
(C)	Distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For the three and nine months ended December 31, 2015 and 2014, distributions were deemed to be made from net investment income.
(D)	During the nine months ended December 31, 2015, the dilution is the result of issuing common shares in April 2015 at a price below then current NAV.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the corresponding period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)	Ratio of expenses to average net assets is computed using expenses before any credits from the Adviser.
(I)	Ratio of net expenses to average net assets is computed using total expenses, net of any voluntary, unconditional, and irrevocable credits to the base management fee for the loan servicing fee and other credits from the Adviser.
(J)	Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of net investment income to average net assets would have been 2.90% and 1.62% for the three months ended December 31, 2015 and 2014, and 3.95% and 4.19% for the nine months ended December 31, 2015 and 2014, respectively.

NOTE 12. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X and GAAP, we are not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which we have a controlling interest. We have one unconsolidated subsidiary, Galaxy, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of December 31, 2015 and 2014 and for the nine months ended December 31, 2015 and 2014. Accordingly, summarized, comparative financial information, is presented below for our significant unconsolidated subsidiary, Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Nine Months Ended December 31,
Income Statement	2015	2014
Net sales	$20,228	$18,499
Gross profit	274	1,045
Net loss	(4,013)	(1,941)

NOTE 13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2015, except as disclosed below:

Distributions

In January 2016, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series A, B and C Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
January 22, 2016	February 2, 2016	$0.0625	$0.1484375	$0.140625	$0.135417
February 18, 2016	February 29, 2016	0.0625	0.1484375	0.140625	0.135417
March 21, 2016	March 31, 2016	0.0625	0.1484375	0.140625	0.135417

	Total for the Quarter:	$0.1875	$0.4453125	$0.421875	$0.406251

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

To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 75.0% in debt securities and 25.0% in equity securities, at cost. As of December 31, 2015, our investment allocation was 71.4% in debt securities and 28.6% in equity securities, at cost.

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

Additionally, Gladstone Securities, LLC (“Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Securities receives a fee.

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

Business

Portfolio Activity

While conditions remain challenging, we are seeing many new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. During the three months ended December 31, 2015, we invested approximately $19.0 million in one new deal and partially exited one existing deal with a fair value of $26.8 million as of September 30, 2015, resulting in a net increase of one in the number of portfolio companies, which was 36 at December 31, 2015, and a net decrease of 3.9% in our portfolio at fair value quarter over quarter. The new investment, along with our capital raising efforts discussed below, have allowed us to invest $489.3 million in 29 new debt and equity deals since October 2010. For the three months ended December 31, 2015, our new investments consisted of approximately 70.1% secured first lien loans and 29.9% equity investments, based on the originating principal balances.

Generally, the majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. Due to their contingent nature, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of December 31, 2015, we had unrecognized success fees of $25.1 million, or $0.83 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized our success fee receivable and related income in our accompanying Condensed Consolidated Financial Statements.

The improved investing environment following the recent recession has presented us with an opportunity to realize gains and other income from six management-supported buyout liquidity events since June 2010, and in the aggregate, the six liquidity events have generated $71.7 million in net realized gains and $15.0 million in other income, for a total increase to our net assets of $86.7 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The six liquidity events that resulted in net realized gains since October 2010 have significantly offset our cumulative realized losses since inception, which were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 56.3% since March 2011, and allowed us to declare and pay a $0.03 per common share one-time special distribution in fiscal year 2012, a $0.05 per common share one-time special distribution in November 2013, and a $0.05 per common share one-time special distribution in December 2014.

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

Although we were able to access the capital markets during 2014 and 2015, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of additional equity. On February 2, 2016, the closing market price of our common stock was $7.22 per share, which represented a 16.6% discount to our net asset value (“NAV”) of $8.66 per share as of December 31, 2015. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18 of the 1940 Act), of at least 200.0% on our senior securities representing indebtedness and our senior securities that are stock (such as our series of term preferred stock).

Investment Highlights

During the nine months ended December 31, 2015, we disbursed $55.4 million in new debt and equity investments, obtained $13.9 million of new debt and equity investments as part of restructurings, received $41.2 million in proceeds from repayments and sales, and extended $4.9 million of follow-on investments to existing portfolio companies through revolver draws or additions to equity. From our initial public offering in June 2005 through December 31, 2015, we have made 249 investments in 117 companies for a total of approximately $1.2 billion, before giving effect to principal repayments and divestitures.

Investment Activity

During the nine months ended December 31, 2015, the following significant transactions occurred:

•	In May 2015, we invested $16.3 million in Brunswick Bowling Products, Inc. (“Brunswick”) through a combination of secured first lien debt and equity. Brunswick, headquartered in Muskegon, Michigan, is a leader in the recreation industry and provides industry expertise, products, installation and maintenance for the development and renovation of new and existing centers as well as mixed-use facilities across the entertainment industry.

•	In June 2015, we sold our investment in Roanoke Industries Corp. (“Roanoke”). As a result of the sale, we received net cash proceeds of $0.3 million, resulting in a realized gain of $0.2 million. In addition, we received full repayment of our debt investment of $1.7 million.

•	In July 2015, we invested $20.9 million in GI Plastek, Inc. (“GI Plastek”) through a combination of secured first lien debt and equity. GI Plastek, headquartered in Wolfeboro, New Hampshire, is a value-added provider of advanced manufacturing solutions for various non-automotive end markets.

•	In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a realized loss of $2.8 million. Diligent, headquartered in Houston, Texas, has provided professional delivery services since 1994.

•	In September 2015, we sold our investment in Cavert. As a result of the sale, we received cash proceeds of $3.4 million, resulting in dividend income of $1.5 million and repayment of our equity investment at its cost basis of $1.8 million.

•	In October 2015, we sold our investment in Funko, which resulted in dividend and other income of $0.3 million and a realized gain of $17.0 million. In connection with the sale, we received net cash proceeds of $14.8 million, full repayment of our debt investment of $9.5 million, receivables of $3.5 million, recorded within Other assets, net on the accompanying Condensed Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko with a combined cost basis and fair value of $0.3 million. Additionally, we recorded a tax liability for the net unrealized built-in gain that was realized upon the sale of $9.6 million within Other liabilities on the accompanying Condensed Consolidated Statement of Assets and Liabilities.

•	In December 2015, we invested $19.0 million in Nth Degree, Inc. (“Nth Degree”) through a combination of secured first lien debt and equity. Nth Degree, headquartered outside of Atlanta, Georgia, is a multifaceted face-to-face event marketing and management services organization.

•	In December 2015, we restructured our investment in Galaxy Tool Holdings, Inc. (“Galaxy”). As a result of the restructure, we converted debt with a cost basis of $10.5 million into preferred equity with a new cost basis and fair value of $0, which resulted in a realized loss of $10.5 million.

•	In December 2015, we restructured our investment in Tread. As a result of the restructure, we converted debt with a cost basis of $9.26 million into preferred equity with a new cost basis and fair value of $0.4 million. As part of the transaction, we also exercised our existing common stock warrants for an exercise price of $0.2 million. As a result of the transaction, we recognized a realized loss of $8.6 million.

Recent Developments

Executive Officers

On October 13, 2015, our Board of Directors announced that Ms. Ryan had taken a temporary family medical leave of absence and that Ms. Morrison would serve as the Company’s acting principal financial officer during Ms. Ryan’s temporary family medical leave of absence. Ms. Ryan returned to her position as chief financial officer and treasurer of the Company in December 2015.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2015 to the Three Months Ended December 31, 2014

	For the Three Months Ended December 31,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,407	$9,732	$1,675	17.2%
Other income	661	1,830	(1,169)	(63.9)

Total investment income	12,068	11,562	506	4.4

EXPENSES
Base management fee	2,485	1,927	558	29.0
Loan servicing fee	1,756	1,295	461	35.6
Incentive fee	1,159	1,460	(301)	(20.6)
Administration fee	254	226	28	12.4
Interest and dividend expense	3,040	2,127	913	42.9
Amortization of deferred financing fees	485	404	81	20.0
Other	849	446	403	90.4

Expenses before credits from Adviser	10,028	7,885	2,143	27.2
Credits to fees from Adviser	(2,591)	(2,162)	(429)	19.8

Total expenses, net of credits to fees	7,437	5,723	1,714	29.9

NET INVESTMENT INCOME	4,631	5,839	(1,208)	(20.7)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(2,076)	(209)	(1,867)	893.3
Net unrealized (depreciation) appreciation of investments	(8,768)	1,959	(10,727)	NM

Net realized and unrealized (loss) gain	(10,844)	1,750	(12,594)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,213)	$7,589	$(13,802)	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.15	$0.22	$(0.07)	(31.8)%

Net (decrease) increase in net assets resulting from operations	$(0.21)	$0.29	$(0.50)	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 4.4% for the three months ended December 31, 2015, as compared to the prior year period. This increase was due to an increase in interest income which largely resulted from an increase in the size of our interest-bearing portfolio for the three months ended December 31, 2015 as compared to the prior year period.

Interest income from our investments in debt securities increased 17.2% for the three months ended December 31, 2015, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2015, was approximately $363.4 million, compared to approximately $307.7 million for the prior year period. This increase was primarily due to approximately $87.8 million in new debt investments originated after December 31, 2014, including Logo Sportswear, Inc. (“Logo”), Counsel Press, Inc. (“Counsel Press”), Brunswick, GI Plastek, Diligent, and Nth Degree.

At December 31, 2015 and 2014, our loans to one portfolio company, Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $1.5 million and $10.7 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% and 12.5% for the three months ended December 31, 2015 and 2014, respectively. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the three months ended December 31, 2015 decreased by 63.9% from the prior year period. During the three months ended December 31, 2015, other income primarily consisted of prepayment fees of $0.1 million from Funko and $0.6 million of prepayments of success fees of $0.2 million from each of Drew Foam Company, Inc. (“Drew Foam”), Frontier Packaging, Inc. (“Frontier”), and Logo. For the three months ended December 31, 2014, other income primarily consisted of $1.3 million of dividends received from Mathey Investments, Inc. (“Mathey”) and $0.5 million of prepayments of success fees received from Specialty Knives and Tools, LLC (“SOG”).

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of December 31, 2015		Three months ended December 31, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$33,405	7.1%	$426	3.5%
SOG Specialty Knives & Tools, LLC.	29,143	6.2	670	5.6
Cambridge Sound Management, Inc.	26,817	5.7	498	4.1
Counsel Press, Inc.	26,238	5.6	800	6.6
Frontier Packaging, Inc.	21,456	4.5	592	4.9

Subtotal—five largest investments	137,059	29.1	2,986	24.7
Other portfolio companies	334,643	70.9	9,082	75.3

Total investment portfolio	$471,702	100.0%	$12,068	100.0%

	As of December 31, 2014		Three months ended December 31, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOC Specialty Knives & Tools, LLC	$24,940	6.4%	$1,170	10.1%
Old World Christmas, Inc.(A)	24,380	6.2	513	4.4
Acme Cryogenics, Inc.	22,942	5.8	426	3.7
Cambridge Sound Management, Inc.(A)	22,556	5.7	511	4.4
Funko, LLC	19,011	4.8	249	2.2

Subtotal—five largest investments	113,829	28.9	2,869	24.8
Other portfolio companies	280,316	71.1	8,693	75.2

Total investment portfolio	$394,145	100.0%	$11,562	100.0%

(A)	New investment during the applicable period.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, increased 29.9% for the three months ended December 31, 2015, as compared to the prior year period, primarily due to an increase in interest and dividend expense, the net base management fee, amortization of deferred financing costs, and other expenses.

The net base management fee increased for the three months ended December 31, 2015, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. The incentive fee decreased for the three months ended December 31, 2015, as compared to the prior year period, as net investment income decreased over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 –Related Party Transactions of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2015	2014
Average total assets subject to base management fee(A)	$497,000	$385,400
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,485	1,927
Credits to fees from Adviser—other(B)(C)	(835)	(867)
Net base management fee	$1,650	$1,060

Loan servicing fee(B)	$1,756	$1,295
Credits to base management fee—loan servicing fee(B)	(1,756)	(1,295)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,159	$1,460
Credits to fees from Adviser—other(B)	—	—

Net incentive fee	$1,159	$1,460

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.
(C)	Pursuant to the requirements of the 1940 Act, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. At the end of each quarter, the Advisor credits 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.

Interest and dividend expense increased 42.9% for the three months ended December 31, 2015, as compared to the prior year period, primarily due to our Series B Term Preferred Stock issued in November 2014 and the Series C Term Preferred Stock issued in May 2015, and higher costs of borrowings on our Credit Facility as the decrease in average borrowings outstanding was more than offset by an increase in the effective interest rate. The weighted average balance outstanding on our Credit Facility during the three months ended December 31, 2015, was $85.0 million, as compared to $97.6 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2015 was 4.2% as compared to 3.9% in the prior year period. We paid dividends on both the Series B Term Preferred Stock and the Series C Term Preferred Stock for October, November and December 2015, which dividends represented a $1.0 million increase from the prior year period, when the Series B Term Preferred Stock was newly issued and the Series C Term Preferred Stock was not yet outstanding.

Amortization of deferred financing costs increased 20.0% for the three months ended December 31, 2015, as compared to the prior year period, primarily due to the issuance of our Series B Term Preferred Stock and Series C Term Preferred Stock in November 2014 and May 2015, respectively.

Other expenses increased 90.4% for the three months ended December 31, 2015, as compared to the prior year period, primarily as a result of higher professional fees, including legal fees, due to the increase in the size of our portfolio and related investing activities, and due to approximately $0.2 million of bad debt expense related to our investment in Galaxy, which was restructured in December 2015.

Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments

During the three months ended December 31, 2015, we recorded net realized losses of approximately $2.1 million, primarily related to realized losses of $10.5 million and $8.6 million resulting from the restructures of Galaxy and Tread, respectively, partially offset by a $17.0 million realized gain from the exit of Funko, compared to net realized losses of $0.2 million during the prior year period related to post-closing adjustments on previous investment exits.

Net Unrealized (Depreciation) Appreciation of Investments

During the three months ended December 31, 2015, we recorded net unrealized depreciation of investments of approximately $8.8 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2015, were as follows:

	Three Months Ended December 31, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized (Appreciation) Depreciation	Net (Loss) Gain
Old World Christmas, Inc.	$—	$4,371	$—	$4,371
Acme Cryogenics., Inc.	—	4,074	—	4,074
Brunswick Bowling Products, Inc.	—	3,942	—	3,942
Country Club Enterprises, LLC	—	2,053	—	2,053
D.P.M.S., Inc.	—	1,808	—	1,808
Schylling, Inc.	—	1,691	—	1,691
Jackrabbit, Inc.	—	1,616	—	1,616
Funko, LLC	17,000	—	(16,009)	991
Behrens Manufacturing, LLC	—	958	—	958
Frontier Packaging, Inc.	—	333	—	333
Logo Sportswear, Inc.	—	(345)	—	(345)
Meridian Rack & Pinion, Inc.	—	(362)	—	(362)
GI Plastek, Inc.	—	(539)	—	(539)
Alloy Die Casting Co.	—	(540)	—	(540)
B-Dry LLC	—	(814)	—	(814)
Precision Southeast, Inc.	—	(815)	—	(815)
Counsel Press, Inc.	—	(1,370)	—	(1,370)
Cambridge Sound Management, Inc.	—	(1,401)	—	(1,401)
SBS Industries, LLC	—	(1,520)	—	(1,520)
Tread Corporation	(8,628)	942	6,086	(1,600)
Ginsey Home Solutions, Inc.	—	(2,076)	—	(2,076)
SOG Specialty Knives & Tools, LLC	—	(2,712)	—	(2,712)
Mathey Investments, Inc.	—	(3,503)	—	(3,503)
Mitchell Rubber Products, Inc.	—	(3,599)	—	(3,599)
Head Country, Inc.	—	(4,255)	—	(4,255)
Galaxy Tool Holding Corporation	(10,529)	720	2,761	(7,048)
Other, net (<$250 Net)	81	(263)	—	(182)

Total	$(2,076)	$(1,606)	$(7,162)	$(10,844)

The primary driver of net unrealized depreciation of approximately $8.8 million for the three months ended December 31, 2015, was the reversal of $16.0 million of unrealized appreciation previously recorded upon the exit of our investment in Funko as well as a decline in the performance of certain portfolio companies. The increase in net unrealized depreciation was partially offset by the reversal of $8.8 million of unrealized depreciation previously recorded on our investments in Galaxy and Tread upon their restructures and increased performance of several of our portfolio companies.

During the three months ended December 31, 2014, we recorded net unrealized appreciation on investments of approximately $2.0 million. The unrealized (depreciation) appreciation across our investments for the three months ended December 31, 2014, were as follows:

	Three months ended December 31, 2014
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$3,648	$—	$3,648
Cambridge Sound Management, Inc.	—	3,056	—	3,056
Drew Foam Company, Inc.	—	1,475	—	1,475
Ginsey Home Solutions, Inc.	—	1,450	—	1,450
Tread Corp.	—	1,290	—	1,290
Head Country, Inc.	—	1,123	—	1,123
Alloy Die Casting Co.	—	973	—	973
SOG Specialty Knives & Tools, LLC	—	951	—	951
Mathey Investments, Inc.	—	440	—	440
D.P.M.S., Inc.	—	203	—	203
Frontier Packaging, Inc.	—	(231)	—	(231)
Edge Adhesives Holdings, Inc.	—	(451)	—	(451)
Jackrabbit, Inc.	—	(460)	—	(460)
Meridian Rack & Pinion, Inc.	—	(678)	—	(678)
NDLI, Inc.	—	(709)	—	(709)
Country Club Enterprises, LLC	—	(784)	—	(784)
Channel Technologies Group, LLC	—	(831)	—	(831)
Mitchell Rubber Products, Inc.	—	(1,883)	—	(1,883)
B-Dry, LLC	—	(2,517)	—	(2,517)
Acme Cryogenics, Inc.	—	(4,197)	—	(4,197)
Other, net (<$250 Net)	(209)	91		(118)

Total	$(209)	$1,959	$—	$1,750

The primary driver of net unrealized appreciation of approximately $2.0 million for the three months ended December 31, 2014, was an increase in the equity valuation of two of our portfolio companies, Funko and Cambridge Sound Management, Inc. (“Cambridge), due to an increase in company performance and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments. This was partially offset by decreased performance of several of our portfolio companies.

Across our entire investment portfolio, we recorded approximately $7.5 million of net unrealized appreciation on our debt positions and $16.3 million of net unrealized depreciation on our equity holdings for the three months ended December 31, 2015. At December 31, 2015, the fair value of our investment portfolio was less than our cost basis by approximately $48.2 million, as compared to $39.4 million at September 30, 2015, representing net unrealized depreciation of $8.8 million for the three months ended December 31, 2015. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio had a fair value of 90.7% of cost as of December 31, 2015.

Comparison of the Nine Months Ended December 31, 2015 to the Nine Months Ended December 31, 2014

	For the Nine Months Ended December 31,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$34,737	$26,706	$8,031	30.1%
Other income	3,777	3,764	13	0.3

Total investment income	38,514	30,470	8,044	26.4

EXPENSES
Base management fee	7,448	5,337	2,111	39.6
Loan servicing fee	5,022	3,588	1,434	40.0
Incentive fee	3,955	3,726	229	6.1
Administration fee	879	670	209	31.2
Interest and dividend expense	9,017	5,010	4,007	80.0
Amortization of deferred financing fees	1,428	940	488	51.9
Other	2,511	1,740	771	44.3

Expenses before credits from Adviser	30,260	21,011	9,249	44.0
Credits to fees from Adviser	(7,563)	(5,443)	(2,120)	38.9

Total expenses, net of credits to fees	22,697	15,568	7,129	45.8

NET INVESTMENT INCOME	15,817	14,902	915	6.1

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(4,617)	(221)	(4,396)	1,989.1
Net unrealized (depreciation) appreciation of investments	(8,964)	5,924	(15,339)	NM
Net unrealized depreciation of other	—	451	(451)	(100.0)

Net realized and unrealized (loss) gain	(13,581)	6,154	(19,735)	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$2,236	$21,056	$(18,820)	(89.4)%

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.52	$0.56	$(0.04)	(7.2)%

Net increase in net assets resulting from operations	$0.07	$0.80	$(0.73)	(91.3)%

NM = Not Meaningful

Investment Income

Total investment income increased by 26.4% for the nine months ended December 31, 2015, as compared to the prior year period. This increase was primarily due to an increase in interest income, which largely resulted from an increase in the size of our interest-bearing investment portfolio during the nine months ended December 31, 2015.

Interest income from our investments in debt securities increased 30.1% for the nine months ended December 31, 2015, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2015, was approximately $366.7 million, compared to approximately $282.1 million for the prior year period. This increase was primarily due to approximately $87.8 million in new debt investments originated after December 31, 2014, including Logo, Counsel Press, Brunswick, GI Plastek, Diligent, and Nth Degree.

At December 31, 2015 and 2014, our loans to one portfolio company, Tread, were on non-accrual status, with an aggregate debt cost basis of $1.5 million and $10.7 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% for the nine month periods ended December 31, 2015 and 2014. The weighted average yield varies from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the nine months ended December 31, 2015 increased by 0.3% from the prior year period. During the nine months ended December 31, 2015, other income consisted of $2.3 million of dividend income from Drew Foam, Cavert, and Funko, $0.1 million of prepayment fees from Funko, and $1.4 million of prepaid exit fees resulting from payments from Drew Foam, Frontier, and

Logo. Other income for the nine months ended December 31, 2014 primarily consisted of $2.3 million of dividend income received from Mathey and $0.5 million of prepayments of success fees from SOG.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of December 31, 2015		Nine months ended December 31, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.	$33,405	7.1%	$1,274	3.3%
SOG Specialty Knives & Tools, LLC	29,143	6.2	2,002	5.2
Cambridge Sound Management, Inc.	26,817	5.7	1,490	3.9
Counsel Press, Inc.	26,238	5.6	2,394	6.2
Frontier Packaging, Inc.	21,456	4.5	1,303	3.4

Subtotal—five largest investments	137,059	29.1	8,463	22.0
Other portfolio companies	334,643	70.9	30,051	78.0

Total investment portfolio	$471,702	100.0%	$38,514	100.0%

	As of December 31, 2014		Nine months ended December 31, 2014
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives & Tools, LLC	$24,940	6.4%	$2,536	8.3%
Old World Christmas, Inc.(A)	24,380	6.2	513	1.7
Acme Cryogenics, Inc.	22,942	5.8	1,274	4.2
Cambridge Sound Management, Inc.(A)	22,556	5.7	517	1.7
Funko, LLC	19,011	4.8	833	2.7

Subtotal—five largest investments	113,829	28.9	5,673	18.6
Other portfolio companies	280,316	71.1	24,797	81.4

Total investment portfolio	$394,145	100.0%	$30,470	100.0%

(A)	New investment during the applicable period.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, increased 45.8% for the nine months ended December 31, 2015, as compared to the prior year period, primarily due to an increase in interest and dividend expense, the net base management fee, amortization of deferred financing costs, and other expenses.

The net base management fee increased for the nine months ended December 31, 2015, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 –Related Party Transactions of the notes to our accompanying Condensed Consolidated Financial Statements and are summarized in the following table:

	Nine months Ended December 31,
	2015	2014
Average total assets subject to base management fee(A)	$496,533	$355,800
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	7,448	5,337
Credits to fees from Adviser—other(B)(C)	(2,541)	(1,855)
Net base management fee	$4,907	$3,482

Loan servicing fee(B)	$5,022	$3,588
Credits to base management fee—loan servicing fee(B)	(5,022)	(3,588)

Net loan servicing fee	$—	$—

Incentive fee(B)	$3,955	$3,726
Credits to fees from Adviser—other(B)	—	—

Net incentive fee	$3,955	$3,726

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Condensed Consolidated Statement of Operations.
(C)	Pursuant to the requirements of the 1940 Act, we make available significant managerial assistance to our portfolio companies through the personnel of the Adviser. The Adviser may also provide other services to our portfolio companies under other agreements and may receive fees for services other than managerial assistance. At the end of each quarter, the Advisor credits 100.0% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, primarily for valuation of portfolio companies, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser.

Interest and dividend expense increased 80.0% for the nine months ended December 31, 2015, as compared to the prior year period, primarily due to increased average borrowings under our Credit Facility and the Series B Term Preferred Stock issued in November 2014 and the Series C Term Preferred Stock issued in May 2015. The weighted average balance outstanding on our Credit Facility during the nine months ended December 31, 2015 was $96.2 million, as compared to $74.4 million in the prior year period. The increase in average borrowings under our Credit Facility was partially offset by a decrease in the effective interest rate due to an amendment of our Credit Facility that occurred in June 2014. We paid dividends on the Series B Term Preferred Stock each month from April to December 2015 and dividends on the Series C Term Preferred Stock for the pro-rated month of May 2015 and each month from June to December 2015, which dividends represented a $3.4 million increase from the prior year period, when the Series B Term Preferred Stock was newly issued and Series C Term Preferred Stock were not yet outstanding.

Amortization of deferred financing costs increased 51.9% for the nine months ended December 31, 2015, as compared to the prior year period, due to the amendment of our Credit Facility in June 2014, the addition of new lenders to our Credit Facility in September 2014 and the issuance of our Series B Term Preferred Stock and Series C Term Preferred Stock in November 2014 and May 2015, respectively.

Other expenses increased 44.3% for the nine months ended December 31, 2015, as compared to the prior year period, primarily as a result of higher professional fees, including legal fees, due to the increase in the size of our portfolio and related investing activities, and due to approximately $0.2 million of bad debt expense related to our investment in Galaxy, which was restructured in December 2015.

Realized and Unrealized Gain (Loss)

Realized Loss on Investments

During the nine months ended December 31, 2015, we recorded net realized losses of $4.6 million, primarily related to realized losses from the restructures of Galaxy, NDLI, and Tread of $10.5 million, $2.8 million, and $8.6 million, respectively, partially offset by a realized gain of $17.0 million related to the sale of Funko, compared to a net realized loss of $0.2 million in the prior period relating to post-closing adjustments on previous investment exits.

Unrealized Appreciation (Depreciation) of Investments

During the nine months ended December 31, 2015, we recorded net unrealized depreciation of investments of approximately $9.0 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2015, were as follows:

	Nine months Ended December 31, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized (Appreciation) Depreciation	Net (Loss) Gain
Acme Cryogenics, Inc.	$—	$10,386	$—	$10,386
D.P.M.S., Inc.	—	7,849	—	7,849
Frontier Packaging, Inc.	—	5,774	—	5,774
Cambridge Sound Management, Inc.	—	4,619	—	4,619
Brunswick Bowling Products, Inc.	—	2,868	—	2,868
Behrens Manufacturing, Inc.	—	2,803	—	2,803
Funko, LLC	17,000	1,806	(16,009)	2,797
Drew Foam Company, Inc.	—	2,550	—	2,550
Schylling, Inc.	—	1,691	—	1,691
Precision Southeast, Inc.	—	1,205	—	1,205
Country Club Enterprises, LLC	—	1,059	—	1,059
Tread Corporation	(8,628)	3,500	6,086	958
Jackrabbit, Inc.	—	685	—	685
NDLI, Inc.	(2,791)	(50)	3,480	639
Quench Holdings Corp.	—	(412)	—	(412)
GI Plastek, Inc.	—	(539)	—	(539)
B-Dry, LLC	—	(1,072)	—	(1,072)
Cavert II Holding Corp.	—	63	(1,483)	(1,420)
Old World Christmas, Inc.	—	(2,287)	—	(2,287)
SOG Specialty Knives & Tools, LLC	—	(2,708)	—	(2,708)
Ginsey Home Solutions, Inc.	—	(2,738)	—	(2,738)
SBS Industries, LLC	—	(2,810)	—	(2,810)
Mitchell Rubber Products, Inc.	—	(3,307)	—	(3,307)
Meridian Rack & Pinion, Inc.	—	(3,673)	—	(3,673)
Edge Adhesives Holdings, Inc.	—	(3,796)	9	(3,787)
Head Country, Inc.	—	(3,931)	—	(3,931)
Mathey Investments, Inc.	—	(4,283)	—	(4,283)
B+T Group Acquisition, Inc.	—	(4,541)	—	(4,541)
Counsel Press, Inc.	—	(4,707)	—	(4,707)
Alloy Die Casting Co.	—	(4,916)	—	(4,916)
Galaxy Tool Holding Corporation	(10,529)	(4,536)	2,762	(12,303)
Other, net (<$250 Net)	331	(251)	(110)	(30)

Total	$(4,617)	$(3,699)	$(5,265)	$(13,581)

The primary driver of net unrealized depreciation of $9.0 million for the nine months ended December 31, 2015, was the reversal of $17.5 million of previously recorded unrealized appreciation on our investments in Cavert and Funko upon their exits as well as a decline in the performance of certain portfolio companies. This unrealized depreciation was partially offset by the reversal of $12.3 million of previously recorded unrealized depreciation on our investments in Galaxy, NDLI, and Tread upon their restructure and increased performance by several of our portfolio companies, and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments.

During the nine months ended December 31, 2014, we recorded net unrealized appreciation on investments in the aggregate amount of $5.9 million. The realized loss and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2014, were as follows:

	Nine months ended December 31, 2014
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$7,093	$—	$7,093
Jackrabbit, Inc.	—	5,904	—	5,904
NDLI, Inc.	—	3,755	—	3,755
Cambridge Sound Management, Inc.	—	3,056	—	3,056
Mathey Investments, Inc.	—	2,749	—	2,749
SBS Industries, LLC	—	1,894	—	1,894
Drew Foam Company, Inc.	—	1,893	—	1,893
Alloy Die Casting Co.	—	1,583	—	1,583
Tread Corp.	—	1,007	—	1,007
Edge Adhesives Holdings, Inc.	—	416	—	416
Venyu Solutions, Inc.(A)	(220)	—	—	(220)
Quench Holdings Corp.	—	(303)	—	(303)
Meridian Rack & Pinion, Inc.	—	(557)	—	(557)
Head Country, Inc.	—	(1,120)	—	(1,120)
Country Club Enterprises, LLC	—	(1,565)	—	(1,565)
SOG Specialty Knives & Tools, LLC	—	(1,699)	—	(1,699)
Channel Technologies Group, LLC	—	(1,843)	—	(1,843)
D.P.M.S., Inc.	—	(2,308)	—	(2,308)
B-Dry, LLC	—	(2,778)	—	(2,778)
Galaxy Tool Holding Corp.	—	(2,992)	—	(2,992)
Acme Cryogenics, Inc.	—	(3,958)	—	(3,958)
Mitchell Rubber Products, Inc.	—	(4,166)	—	(4,166)
Other, net (<$250 Net)	(1)	(137)	—	(138)

Total	$(221)	$5,924	$—	$5,703

(A)	Venyu was sold in August 2013.

The primary driver of net unrealized appreciation for the nine months ended December 31, 2014, was increased performance by several of our portfolio companies and an increase in certain comparable multiples used to estimate the fair value of our investments.

Across our entire investment portfolio, we recorded approximately $16.0 million of net unrealized appreciation on our debt positions and $25.0 million of net unrealized depreciation on our equity holdings for the nine months ended December 31, 2015. At December 31, 2015, the fair value of our investment portfolio was less than our cost basis by approximately $48.2 million, as compared to $39.2 million at March 31, 2015, representing net unrealized depreciation of $9.0 million for the nine months ended December 31, 2015. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio had a fair value of 90.7% of cost as of December 31, 2015.

Net Unrealized Depreciation on Other

There was no net unrealized appreciation or depreciation on our Credit Facility for the nine months ended December 31, 2015. For the nine months ended December 31, 2014, we recorded $0.5 million of net unrealized depreciation on our Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2015, was $5.4 million, as compared to net cash used in operating activities of $56.6 million during the nine months ended December 31, 2014. This change was primarily due to decreased purchases of investments and increased investment repayments and net proceeds from sales of investments period over period. Total disbursements (both new investments and disbursements to existing portfolio companies) net of scheduled and unscheduled principal repayments and net proceeds from sales of investments were $19.1 million during the nine months ended December 31, 2015, as compared to $74.0 million in the prior period.

As of December 31, 2015, we had equity investments in or loans to 36 private companies with an aggregate cost basis of approximately $519.9 million. As of December 31, 2014, we had equity investments in or loans to 32 private companies with an aggregate cost basis of approximately $457.4 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
	2015	2014
Beginning investment portfolio, at fair value	$466,053	$314,393
New investments	55,436	67,202
Disbursements to existing portfolio companies	4,885	12,127
Increase in investment balance due to PIK	—	78
Scheduled principal repayments	(3,440)	(878)
Unscheduled principal repayments	(17,443)	(4,701)
Net proceeds from sales of investments	(20,336)	221
Net realized loss on investments	(4,489)	(221)
Net unrealized (depreciation) appreciation of investments	(3,699)	5,924
Reversal of net unrealized appreciation of investments	(5,265)	—

Ending investment portfolio, at fair value	$471,702	$394,145

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2015:

		Amount
For the remaining three months ending March 31:	2016	$9,302
For the fiscal year ending March 31:	2017	49,956
	2018	63,638
	2019	81,681
	2020	104,253
	Thereafter	62,215

	Total contractual repayments	$371,045
	Investments in equity securities	148,825

	Total cost basis of investments held at December 31, 2015:	$519,870

Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2015, was approximately $4.6 million, which consisted primarily of $29.6 million of net repayments on our Credit Facility and $17.0 million in distributions to common stockholders, partially offset by $38.5 million of net proceeds from the issuance of our Series C Term Preferred Stock in May 2015 and $3.4 million of net proceeds from the issuance of common shares in April 2015. Net cash provided by financing activities for the nine months ended December 31, 2014, was approximately $57.0 million, which consisted primarily of $34.6 million of net borrowings on our Credit Facility. In addition, we had proceeds from the issuance of our Series B Term Preferred Stock in November 2014 of $41.4 million partially offset by $15.6 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our common stockholders on an annual basis at least 90% of our investment company taxable income. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared and we paid monthly cash distributions of $0.0625 per common share for each of the nine months from April 2015 through December 2015. Our Board of Directors declared these distributions based on estimates of net taxable income for the fiscal year ending March 31, 2016.

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

For the year ended March 31, 2015, distributions to common stockholders totaled of $20.6 million and were less than our taxable income for the same year, when also considering prior year spillover amounts under Section 855(a) of the Code. In addition, we recorded a $0.6 million adjustment for estimated permanent book-tax differences, which decreased capital in excess of par value and increased net investment income in excess of distributions. At March 31, 2015, we elected to treat $3.9 million of the first distribution paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1484375 per share to holders of our Series A Term Preferred Stock and $0.140625 per share to holders of our Series B Term Preferred Stock for each of the nine months from April 2015 through December 2015. In May 2015, our Board of Directors declared a combined dividend for a pro-rated portion of May 2015 and the full amount for the month of June 2015, which totaled $0.221181 per share, to the holders of our Series C Term Preferred Stock. At subsequent meetings, our Board of Directors declared and we paid monthly dividends of approximately $0.135417 per share to the holders of our Series C Term Preferred Stock for each of the six months from July 2015 through December 2015. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Our plan agent purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stock stockholders.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has predominantly since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On February 2, 2016, the closing market price of our common stock was $7.22 per share, representing a 16.6% discount to our NAV of $8.66 per share as of December 31, 2015. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2015 Annual Meeting of Stockholders held on August 6, 2015, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

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

Also, pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), in May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.6 million. We incurred $1.6 million in total offering costs related to this offering, which have been recorded as deferred financing costs on our accompanying Condensed Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 31, 2022, the mandatory redemption date.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series A, B, and C Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series A, B, and C Term Preferred Stock) as of December 31, 2015 was 216.7%, calculated pursuant to Section 18 of the 1940 Act.

Revolving Credit Facility

On June 26, 2014, we, through Business Investment, entered into Amendment No. 1 to our Credit Facility, with KeyBank, administrative agent, lead arranger and a lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended 14 months to June 26, 2017, and if not renewed or extended by June 26, 2017 (the “Revolving Period End Date”), all principal and interest will be due and payable on or before June 26, 2019. As of December 31, 2015, we have retained a one-year extension option, to be agreed upon by all parties, which may be exercised on or before June 26, 2016, and upon exercise, the option would extend the revolving period to June 26, 2018 and the maturity date to June 26, 2020. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, down from 3.75% prior to the amendment, and our Credit Facility includes an unused fee of 0.50% on undrawn amounts. After the Revolving Period End Date, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment, which are being amortized through our Credit Facility’s revolver period end date of June 26, 2017.

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

Our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility generally also limits distributions to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code, for each of the twelve month periods ending March 31, 2016 and 2017. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility also requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50.0% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of December 31, 2015, (ii) “asset coverage” with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2015, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $378.9 million, an asset coverage of 488.9% and an active status as a BDC and RIC. As of December 31, 2015, we were in compliance with all covenants under our Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we had off-balance sheet success fee receivables of $25.1 million (or approximately $0.83 per common share) on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit and other uncalled capital commitments as of December 31, 2015 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of one of our portfolio companies, whereby we have guaranteed an aggregate of $2.3 million of obligations of Country Club Enterprises, LLC (“CCE”). As of December 31, 2015, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be immaterial.

The following table shows our contractual obligations as of December 31, 2015, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$89,200	$—	$89,200	$—	$—
Mandatorily redeemable preferred stock	121,650	—	40,000	41,400	40,250
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	51,434	12,585	26,765	10,987	1,097

Total	$267,380	$12,585	$161,061	$52,387	$41,347

(A)	Excludes unused line of credit commitments, uncalled capital commitments and guaranties to our portfolio companies in the aggregate principal amount of $11.4 million.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date due to the revolving nature of the facility.
(C)	Includes interest payments due on our Credit Facility, secured borrowing, and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2015. Dividend payments on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of December 31, 2015 and March 31, 2015:

Rating	December 31, 2015	March 31, 2015
Highest	10.0	10.0
Average	6.2	5.9
Weighted Average	6.4	6.4
Lowest	3.0	3.0

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of December 31, 2015, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

85.8%	Variable rates with a floor
14.2	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures for the three and nine months ended December 31, 2015 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 20, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three and nine months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition, results of operations or cash flows, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources. Further, we are not named as a party to any proceeding that involves a claim for damages that exceeds 10% of our consolidated current assets.

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section and the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 20, 2015 and “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC on August 4, 2015. The risks described below and in our Quarterly and Annual Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy the asset coverage tests under the provisions of the 1940 Act that apply to BDCs. As a BDC, we have the ability to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy this test. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

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

Dated: February 3, 2016

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