Form 10-K
period 2016-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2016-05-17
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2015, based on the closing price on that date of $7.95 on the NASDAQ Global Select Market, was $233,898,421. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 30,270,958 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 16, 2016.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2016.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH 31, 2016

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David Dullum; 4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in the “Risk Factors” section of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts, except per share amounts, are in thousands unless otherwise indicated.

PART I

The information contained in this section should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Overview

Organization

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. Since our initial public offering in 2005 and through March 31, 2016, we have made 129 consecutive monthly distributions to common stockholders.

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

Investment Adviser and Administrator

We are externally managed by our affiliated investment adviser, Gladstone Management Corporation (the “Adviser”), under an investment advisory and management agreement (the “Advisory Agreement”) and another of our affiliates, Gladstone Administration, LLC, (the “Administrator”) provides administrative services to us pursuant to a contractual agreement (the “Administration Agreement”). Each of the Adviser and Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and serve as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; and Gladstone Land Corporation (“Gladstone Land,” with “Gladstone Commercial,” and “Gladstone Capital,” collectively the “Affiliated Public Funds”), a publicly-traded real estate investment trust. In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C. The Adviser also has offices in several other states.

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2016, our investment portfolio was made up of 71.3% in debt securities and 28.7% in equity securities, at cost.

In July 2012, the U.S. Securities and Exchange Commission (“SEC”) granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest with certain of our affiliates, including Gladstone Capital, under certain circumstances and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by our external investment adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order.

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

Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. Since our initial public offering in 2005 and through March 31, 2016, we have made investments in 43 companies, excluding investments in syndicated loans.

We expect that our investment portfolio will primarily include the following three categories of investments in private companies in the U.S.:

•	First Lien Secured Debt Securities: We seek to invest a portion of our assets in first lien secured debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses first lien secured debt to cover a substantial portion of the funding needs of the business. These debt securities usually take the form of first priority liens on all, or substantially all, of the assets of the business.

•	Second Lien Secured Debt Securities: We seek to invest a portion of our assets in second lien secured debt securities, which may also be referred to as subordinated loans, subordinated notes and mezzanine loans. These second lien secured debt securities rank junior to the borrower’s first lien secured debt securities and may be secured by second priority liens on all or a portion of the assets of the business. Additionally, we may receive other yield enhancements, such as warrants to buy common and preferred stock or limited liability interests, in connection with these second lien secured debt securities.

•	Preferred and Common Equity/Equivalents: We seek to invest a portion of our assets in equity securities, which consist of preferred and common equity, limited liability company interests, warrants or options to acquire such securities, and are generally in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In many cases, we will own a significant portion of the equity of the businesses in which we invest.

Additionally, pursuant to the 1940 Act, we must maintain at least 70% of our total assets in qualifying assets, which generally include each of the investment types listed above. Therefore, the 1940 Act permits us to invest up to 30% of our assets in other non-qualifying assets. See “— Regulation as a BDC — Qualifying Assets” for a discussion of the types of qualifying assets in which we are permitted to invest pursuant to Section 55(a) of the 1940 Act.

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

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we generally acquire in connection with buyout and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our Board of Directors:

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

Investment Concentrations

As of March 31, 2016, our investment portfolio consisted of investments in 36 portfolio companies located in 19 states across 17 different industries with an aggregate fair value of $487.7 million. Our investments in Acme Cryogenics, Inc. (“Acme”), Counsel Press, Inc. (“Counsel Press”), Cambridge Sound Management, Inc. (“Cambridge”), SOG Specialty Knives & Tools, LLC (“SOG”), and Nth Degree, Inc. (“Nth Degree”) represented our five largest portfolio investments at fair value and collectively comprised $148.8 million, or 30.5%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of March 31, 2016 and 2015:

	March 31, 2016				March 31, 2015
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$296,247	57.2%	$280,037	57.4%	$298,448	59.1%	$267,545	57.4%
Secured second lien debt	72,978	14.1	64,484	13.2	71,998	14.2	65,974	14.2

Total debt	369,225	71.3	344,521	70.6	370,446	73.3	333,519	71.6
Preferred equity	141,702	27.3	113,550	23.3	127,762	25.3	111,090	23.8
Common equity/equivalents	7,198	1.4	29,585	6.1	7,050	1.4	21,444	4.6

Total equity/equivalents	148,900	28.7	143,135	29.4	134,812	26.7	132,534	28.4

Total Investments	$518,125	100.0%	$487,656	100.0%	$505,258	100.0%	$466,053	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$90,602	18.6%	$49,312	10.6%
Home and Office Furnishings, House wares, and Durable Consumer Products	86,811	17.8	70,533	15.1
Diversified/Conglomerate Manufacturing	64,986	13.3	62,996	13.5
Diversified/Conglomerate Service	49,901	10.2	31,995	6.9
Leisure, Amusement, Motion Pictures, Entertainment	43,330	8.9	44,931	9.6
Automobile	24,402	5.0	24,530	5.3
Farming and Agriculture	21,005	4.3	22,438	4.8
Containers, Packaging, and Glass	20,108	4.1	19,447	4.2
Machinery (Non-agriculture, Non-construction, Non-electronic)	20,011	4.1	30,397	6.5
Cargo Transport	14,484	3.0	13,972	3.0
Telecommunications	14,000	2.9	19,241	4.1
Textiles and Leather	11,995	2.5	10,750	2.3
Aerospace and Defense	10,000	2.1	18,770	4.0
Beverage, Food and Tobacco	9,050	1.8	12,982	2.8
Personal and Non-Durable Consumer Products (Manufacturing Only)	315	0.1	25,008	5.4
Other < 2.0%	6,656	1.3	8,751	1.9

Total Investments	$487,656	100.0%	$466,053	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$183,265	37.6%	$133,814	28.7%
South	129,934	26.6	133,703	28.7
West	124,713	25.6	161,444	34.6
Midwest	49,744	10.2	37,092	8.0

Total Investments	$487,656	100.0%	$466,053	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, David Dullum, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of Messrs. Gladstone, Brubaker, and Dullum, to the prospective company. If this LOI is issued, then the Adviser and Gladstone Securities (the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our board of directors (our “Board of Directors”), a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, and our Board of Directors reviews and approves any investments we may make pursuant to the Co-Investment Order.

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

Investment Structure

Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to management of the company. As discussed above, the capital classes through which we typically structure a deal include first lien secured debt, second lien secured debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:

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

We expect to hold most of our debt investments until maturity or repayment. From time to time, we may sell our investments (including our equity investments) earlier if a liquidity event takes place, such as a recapitalization of a portfolio company, an initial public offering, or a sale to a third party, including strategic buyers, private equity funds, or existing investors in the portfolio company, and which may be privately negotiated transactions.

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

Management Expertise

Our Adviser has an investment committee for each of the Company and the Affiliated Public Funds. Mr. Gladstone and Mr. Brubaker serve as members of the Adviser’s investment committees for each of the Company and each of the Affiliated Public Funds. Mr. Gladstone and Mr. Dullum have extensive experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Brubaker has substantial experience in acquisitions and operations of companies. These three individuals comprising our executive management dedicate a significant portion of their time to managing our investment portfolio. They have extensive experience providing capital to small and medium-sized companies and have worked together at the Gladstone family of companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.

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

Monitoring

The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:

•	monthly analysis of financial and operating performance;

•	frequent assessment of the portfolio company’s performance against its business plan and our investment expectations;

•	attendance at and/or participation in the portfolio company’s board of directors or management meetings;

•	continuous assessment of portfolio company management, governance and strategic direction;

•	continuous assessment of the portfolio company’s industry and competitive environment; and

•	frequent review and assessment of the portfolio company’s operating outlook and financial projections.

Relationship Management

The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	management;

•	boards of directors;

•	financial sponsors;

•	capital partners;

•	auditors; and

•	advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance, as defined in the 1940 Act, to our portfolio companies and provide other services (other than such managerial assistance) to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser as discussed below in “— Transactions with Related Parties — Investment Advisory and Management Agreement — Base Management Fee;” however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies.

In February 2011, Gladstone Securities started providing other services (such as investment banking and due diligence services) to certain of our portfolio companies, see “— Transactions with Related Parties — Other Transactions” below.

Valuation Process

The following is a general description of our investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator that reports directly to our Board of Directors, (collectively, the “Valuation Team”) use each quarter to determine the fair value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and assesses whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:

•	Each investment is initially assessed by the Valuation Team using the Policy, which may include:

•	obtaining fair value quotes or utilizing valuation inputs from third party valuation firms; and

•	using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.

•	Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors. Written valuation recommendations and supporting material are sent to the Board of Directors in advance of the quarterly meetings.

•	Next, the Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review this documentation and discusses the information provided by our Valuation Team, and determines whether the Valuation Team has followed the Policy, determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review and approve, with a vote, to accept or reject the fair value recommendations in accordance with the Policy.

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the uncertainty inherent in valuing these securities, the Valuation Team’s determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Valuation Team’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

Transactions with Related Parties

Investment Advisory and Management Agreement

Pursuant to our Advisory Agreement, we pay the Adviser certain fees as compensation for its services, consisting of a base management fee and an incentive fee, each as described below. On July 14, 2015, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2016. Our Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our stockholders; (2) the investment performance of the Company and the Adviser, (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company, (4) the extent to which economies of scale will be realized as the Company and the Company’s affiliates that are managed by the same Adviser (the Affiliated Public Funds) grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors, (5) the fee structure of the advisory and administrative agreements of comparable funds, and (6) indirect profits to the Adviser created through the Company and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.

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

Additionally, as stated above, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies. Loan servicing fees that are payable to the Adviser pursuant to our Fifth Amended and Restated Credit Agreement, as amended (our “Credit Facility”), are also 100% credited against the base management fee as discussed below “— Loan Servicing Fee Pursuant to Credit Facility”).

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through March 31, 2016, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through March 31, 2016.

Our Board of Directors may accept voluntary, unconditional, and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income generated in the current or prior year does not cover 100% of the distributions to common stockholders for a year. For the years ended March 31, 2016, 2015 and 2014, there were no such incentive fee credits from the Adviser.

Loan Servicing Fee Pursuant to Credit Facility

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”) (the borrower under our Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat payment of the loan servicing as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, unconditionally, and irrevocably credited back to us by the Adviser.

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

Effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded in our accompanying Condensed Consolidated Statements of Operations and generally paid the following quarter. On July 14, 2015, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2016.

Other Transactions

Mr. Gladstone also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation. Gladstone Securities is 100% indirectly owned and controlled by Mr. Gladstone and has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee. For additional information refer to Note 4 — Related Party Transactions of the notes to our accompanying Consolidated Financial Statements.

Material U.S. Federal Income Tax Considerations

RIC Status

To qualify for treatment as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). We refer to this as the “annual distribution requirement.” We must also meet several additional requirements, including:

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

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level federal income tax on any unrealized appreciation with respect to our assets to the extent that any such unrealized appreciation is recognized during the five-year period commencing on the first date on which we requalify as a RIC.

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our Investment Company Taxable Income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the years ended December 31, 2015, 2014 and 2013, we incurred $0.3 million, $0.1 million and $0.3 million, respectively, in excise taxes. As of March 31, 2016, our capital loss carryforward totaled $13.6 million.

We will be subject to regular corporate income tax, currently at rates up to 35%, on any income that is not distributed or deemed to be distributed, including both ordinary income and capital gains. We may retain some or all of our long-term capital gains, but we generally intend to treat the retained amount as a deemed distribution. In that case, among other consequences, we will pay federal tax on the retained amount, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained long-term capital gain. The amount of the deemed distribution, net of such tax, will be added to the stockholder’s tax basis for its stock. Since we expect to pay federal tax on any retained long-term capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders after the close of the relevant tax year. We will also be subject to alternative minimum tax, but any tax preference items would be apportioned between us and our stockholders in the same proportion that distributions, other than capital gain dividends, paid to each stockholder bear to our taxable income determined without regard to the dividends paid deduction. As of March 31, 2016, we have never made a deemed distribution.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our Investment Company Taxable Income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of stock and thereafter as gain from the sale of shares of our stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period of the stock and whether the distributions are paid in cash or invested in additional stock. Corporate stockholders are generally eligible for the 70% dividends received deduction with respect to dividends received from us, other than capital gains dividends, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations.

Any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. As of March 31, 2016, our Section 855(a) distributions were $6.9 million.

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

Sale of Our Shares

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of the shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on, among other things, dividends on, and capital gain from the sale or other disposition of, shares of our stock.

Backup Withholding and Other Required Withholding

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

The Foreign Account Tax Compliance Act (“FATCA”) imposes a federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied. Under delayed effective dates provided for in the Treasury Regulations and other IRS guidance, such required withholding will not begin until January 1, 2019 with respect to gross proceeds from a sale or other disposition of our stock.

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

We intend to conduct our business so as to retain our status as a BDC. A BDC may use capital provided by public stockholders and from other sources to make long-term private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in qualifying assets, as described in Sections 55(a)(1) — through (a)(3) of the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“Operating Assets”) represent at least 70% of total assets, exclusive of Operating Assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

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

As of March 31, 2016, 99.1% of our assets were qualifying assets.

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

In addition, our ability to pay dividends or distributions (other than dividends payable in our stock) to holders of any class of our capital stock would be restricted if our senior securities representing indebtedness fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our senior securities that are stock fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering costs will not be available for distributions to our stockholders. If we are unable to regain asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions.

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

Code of Ethics

We and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933 (the “Securities Act”) and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Corporate Governance” at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, John Dellafiora, Jr., who also serves as chief compliance officer for all of our Gladstone affiliates.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2016 and all of calendar year 2017. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of May 9, 2016, the Adviser and Administrator collectively had 66 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
17	Accounting, administration, compliance, human resources, legal and treasury
37	Investment management, portfolio management and due diligence

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

ITEM 1A. RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

There has been increased competitive pressure in the BDC and investment company marketplace for secured first and second lien debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in small and medium-sized companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds, mutual funds, and private equity. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in small and medium-sized portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in small and medium-sized portfolio companies are subject to a number of significant risks including the following:

•	Small and medium-sized businesses are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and any economic downturns or recessions, are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•	Small and medium-sized businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2016 one portfolio company was on non-accrual status with an aggregate debt cost basis of $1.4 million, or 0.4%, of the cost basis of all debt investments in our portfolio. While we are working with the portfolio company to improve its profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will generally seek to be the secured first lien lender to a borrower, in some of our loans we expect to be subordinated to a senior lender, and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.

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

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, Standard & Poor’s Securities Evaluation, Inc. provides estimates of fair value on generally all of our debt investments and we use another independent valuation firm to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, inputs and information, other factors are considered when determining fair value of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. All new and follow-on debt and equity investments made during the current three month reporting period are generally valued at original cost basis. For additional information on our valuation policies, procedures and processes, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policy — Investment Valuation.”

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

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith pursuant the Policy. In connection with that determination, our Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Adviser’s investment professionals in our valuation process and Mr. Gladstone’s pecuniary interest in our Adviser, may result in a conflict of interest as the management fees that we pay our Adviser are based on our gross assets less uninvested cash or cash equivalents from borrowings.

The lack of liquidity of our privately held investments may adversely affect our business.

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly-traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser, the Administrator, or our respective officers, or affiliates have material non-public information regarding such portfolio company.

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

Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 30.5% of the fair value of our total portfolio as of March 31, 2016, compared to 28.8% as of March 31, 2015. Any disposition of a significant investment in one or more companies may negatively impact our net investment income and limit our ability to pay distributions.

The tightening of the U.S. monetary policy through the increase in Federal Reserve System, or Fed, interest rate, which has been anticipated for several months, finally began in December 2015. The increase in the Fed rate can have a negative effect on our investments by making it harder and more expensive to refinance capital structures or even obtain financing.

In December 2015, the Fed raised the fed funds rate for the first time in nine years, and projected two to three rate hikes throughout the year. Per the Fed’s original statement, interest rates will rise at a slow (.25%) but steady pace. However, due to the drop in both equities and fixed income at the beginning of 2016, the Fed has recently indicated they might hold off raising rates any further in the near term due to the recent volatility in the markets and continued depressed oil prices. Default rates in the U.S. high yield market currently stand around 4%, according to Moody’s. The ratings company forecasts that the measure will rise to 5.05 % by the end of the year 2016 in the best-case scenario, and could jump as high as 14.9 % under the most pessimistic projection. The Fed is looking to tighten U.S. policy as central banks abroad maintain or increase stimulus. The Fed policy meeting to be held mid-June could result in the next increase to the Fed funds rate, among other policy changes. Recently the Fed announced they were going to suspend rate hikes until stronger economic data and oil stabilization hits the markets. There can be no guaranty the Fed will raise rates at the pace they proposed, nor can there be any assurance that the Fed will make sound decisions as to when to raise rates. The increase in interest rates could have a negative effect on our investments.

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

We primarily invest in secured first and second lien debt securities issued by our portfolio companies. In some cases, portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt securities may provide that the holders thereof are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company.

Prepayments of our investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. During the fiscal year 2016, we experienced prepayments of term debt investments of $13.7 million. We will first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

As of March 31, 2016, we had investments in 36 portfolio companies, the five largest of which included Acme, Counsel Press, Cambridge, SOG, and Nth Degree, and comprised $148.8 million, or 30.5%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such loans or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, as well as our Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2016, our largest industry concentration was in Chemicals, Plastics, and Rubber, representing 18.6% of our total investments, at fair value.

Our investments are typically long term and will require several years to realize liquidation events.

Since we generally make five to seven year term loans and hold our loans and related equity positions until the loans mature, you should not expect realization events, if any, to occur over the near term. In addition, we expect that any equity investments may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

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

When we make a loan, we may receive warrants or other equity interests to purchase stock issued by the borrower or other yield enhancements, such as success fees. Our goal is to ultimately collect the yield enhancements and dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the yield enhancements we collect and the gains we realize on these equity interests will offset any losses we may experience on loan defaults. However, any warrants we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be collected. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we do recognize may not be sufficient to offset losses we experience on our loan portfolio.

During the fiscal years ended March 31, 2016 and 2015, we recorded net realized losses of $4.6 million and $0.1 million, respectively. During the fiscal year ended March 31, 2014, we recorded a net realized gain of $8.2 million. There can be no guaranties that such realized gains can be achieved in future periods and the impact of such sales on our results of operations in prior periods should not be relied upon as being indicative of performance in future periods. For the years ended March 31, 2016, 2015 and 2014, success fee income totaled $1.6 million, $1.4 million and $4.2 million, respectively.

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

We will have a continuing need for capital to finance our investments. As of March 31, 2016, we, through our wholly-owned subsidiary, Business Investment, had $95.0 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $185.0 million, with a revolving period end date of June 26, 2017 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility generally also limits distributions to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Business Investment is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of March 31, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2016, we were in compliance with the covenants under our Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.

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

If our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before June 26, 2019. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $250 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guaranty that we will be able to renew, extend or replace our Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the time of its Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

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

Because we expect to distribute substantially all of our Investment Company Taxable Income, at least 90%, on an annual basis, our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

We completed recent equity offerings of our Series C and Series B Term Preferred Stock in May 2015 and November 2014, respectively; our Series A Term Preferred Stock in March 2012; and our common stock offerings in March 2015 and in October 2012, and there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue senior securities representing indebtedness (including borrowings under our Credit Facility) and senior securities that are stock (including our Series A Term Preferred Stock, Series B Term Preferred Stock, and C Term Preferred Stock), up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% on each such senior security immediately after each issuance of each such senior security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 200%. If the aggregate fair value of our assets declines, we might be unable to satisfy that 200% requirement. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering costs will not be available for distributions to stockholders. Furthermore, if we have to issue common stock below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that are stock.

•	Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholders may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, as we did in March 2015 and October 2012, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of senior securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding mandatorily redeemable preferred stock.

We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%

Corresponding return to common stockholder(A)	(22.5)%	(13.4)%	(4.3)%	4.7%	13.8%

(A)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2016, by the assumed rates of return and subtracting all interest on our debt and dividends on our mandatorily redeemable preferred stock expected to be paid or declared during the twelve months following March 31, 2016; and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2016. Based on $506.3 million in total assets, $95.0 million in borrowings outstanding on our Credit Facility, $5.1 million in a secured borrowing, $40.0 million in aggregate liquidation preference of Series A Term Preferred Stock, $41.4 million in aggregate liquidation preference of Series B Term Preferred Stock, $40.3 million in aggregate liquidation preference of Series C Term Preferred Stock and $279.0 million in net assets as of March 31, 2016.

Based on an aggregate outstanding indebtedness of $100.1 million at principal as of March 31, 2016, the effective annual interest rate of 3.9% as of that date, and aggregate liquidation preference of our mandatorily redeemable preferred stock of $121.7 million, our investment portfolio at fair value would have to produce an annual return of at least 2.5% to cover annual interest payments on the outstanding debt and dividends on our mandatorily redeemable preferred stock.

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

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately 10.0% to be at fixed rates. As of March 31, 2016, based on the total principal balance of debt investments outstanding, our portfolio consisted of 85.9% of loans at variable rates with floors and 14.1% at fixed rates.

As of March 31, 2016, we had one interest rate cap agreement for a notional amount of $45.0 million, which expired in April 2016. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement.

Also, the fair value of certain of our debt investments is based in part on the current market yields or interest rates of similar securities. A change in interest rates could have a significant impact on our determination of the fair value of these debt investments. In addition, a change in interest rates could also have an impact on the fair value of any interest rate cap agreements then in effect that could result in the recording of unrealized appreciation or depreciation in future periods. Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations. For additional information on interest rate fluctuations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk for additional information on interest rate cap agreements.

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, annual distribution and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. For additional information regarding asset coverage ratio and RIC requirements, see “Business — Material U.S. Federal Income Tax Considerations — RIC Status.”

From time to time, some of our debt investments may include success fees that would generate payments to us if the business is ultimately sold. Because the satisfaction of these success fees, and the ultimate payment of these fees, is uncertain and highly contingent, we generally only recognize them as income when the payment is received. Success fee amounts are characterized as ordinary income for tax purposes and, as a result, we are required to distribute such amounts to our stockholders in order to maintain our RIC status.

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

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility. For additional information regarding qualifying assets, see “Business — Regulation as a BDC — Qualifying Assets.”

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We, and our portfolio companies, are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Business — Material U.S. Federal Income Tax Considerations — RIC Status”and “Business — Regulation as a BDC.”

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

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue senior securities representing indebtedness, including borrowing money from banks or other financial institutions, or senior securities that are stock, such as our Series A Term Preferred Stock, our Series B Term Preferred Stock, and our Series C Term Preferred Stock, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy this test. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone, Terry Lee Brubaker and David Dullum, and on the continued operations of the Adviser, for our future success.

We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, chief valuation officer, and the employees of the Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, Terry Lee Brubaker and David Dullum for their experience, skills, and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.

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

The Advisory Agreement entitles the Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter (before deducting incentive fee, net operating losses and certain other items) above a threshold return of 1.75% for that quarter. When calculating our incentive fee, our pre-incentive fee net investment income excludes realized losses and unrealized depreciation that we may incur in the fiscal quarter, even if such losses or depreciation result in a net decrease in net assets on our statement of operations for that quarter. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net realized or unrealized loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with the Adviser, see “Business — Investment Advisory and Management Agreement.”

We may be required to pay the Adviser incentive compensation on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. During the years ended March 31, 2016, 2015 and 2014, PIK income and any other non-cash income represented less than 1% of total income for the year.

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

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of the Adviser and Administrator, and the Affiliated Public Funds. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of the Adviser and Administrator, and the Affiliated Public Funds. Mr. Dullum, our president, is an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Company or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. Our Board of Directors approved a revision of our investment objectives and strategies that became effective on January 1, 2013, which may enhance the potential for conflicts in the allocation of investment opportunities to us and other entities managed by the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2016, our Board of Directors has approved the following types of transactions:

•	Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Capital in senior loans in the broadly syndicated market whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•	Pursuant to the Co-Investment Order, under certain circumstances, we may co-invest with Gladstone Capital and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund) or any combination of the foregoing subject to the conditions included therein.

Certain of our officers, who are also officers of the Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. While neither we nor the Adviser currently receive fees in connection with managerial assistance, the Adviser and Gladstone Securities have, at various times, provided other services to certain of our portfolio companies and received fees for services other than managerial assistance as discussed in “Business — Ongoing Management of Investment Portfolio Company Relationships — Managerial Assistance and Services.”

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

Our current intention is to distribute at least 90% of our Investment Company Taxable Income to our common stockholders on a quarterly basis by paying monthly common distributions. We expect to retain some or all net realized long-term capital gains by first offsetting them with realized capital losses, and, secondly, through a “deemed distribution” to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains to our common stockholders in cash. In addition, our Credit Facility restricts the amount of distributions we are permitted to make annually. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

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

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV. During the past year, our common stock has at times traded significantly below NAV. Subsequent to March 31, 2016, and through May 16, 2016, our common stock has traded at discounts of up to 27.9% of our NAV per share, which was $9.22 as of March 31, 2016. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our common shares will fluctuate with market conditions and other factors. If common shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our common shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the common shares will trade at, below or above our NAV. Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing common stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional common shares in such circumstances. Thus, for as long as our common stock may trade below NAV we will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Common stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share.

At our most recent annual meeting of stockholders on August 6, 2015, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).

Subject to a previous approval from our stockholders, we exercised this right with Board of Director approval in March 2015, when we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below our then current NAV of $8.55 per share. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $23.0 million. In April 2015, the underwriters exercised their option to purchase an additional 495,000 shares at the public offering price of $7.40 per share to cover over-allotments, which resulted in gross proceeds of $3.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, of $3.4 million. The net dilutive effect of the issuance of common stock, net of expenses, below NAV was $0.25 per share of common stock.

Additionally and subject to a previous approval from our stockholders, we also exercised this right with our Board of Director’s approval in October 2012, when we completed a public offering of 4.4 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV of $8.65 per share. Gross proceeds totaled $33.0 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $31.0 million. The net dilutive effect of the issuance of common stock, net of expenses, below NAV was $0.31 per share of common stock.

At the upcoming annual stockholders meeting scheduled for August 4, 2016, we expect that our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has traded consistently, and at times significantly, below NAV. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties material to our operations. The Adviser is the current leaseholder of all properties in which we operate. We occupy these premises pursuant to our Advisory and Administration Agreements with the Adviser and Administrator, respectively. The Adviser and Administrator are both headquartered in McLean, Virginia, a suburb of Washington, D.C., and the Adviser also has offices in other states.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. See “Risk Factors – Portfolio company-related litigation could result in costs, including defense costs or damages, and the diversion of management time and resources.” While we do not expect that the resolution of these matters if they arise would materially affect our business, financial condition, results of operations or cash flows, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ Global Select Market (“NASDAQ”) under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the NASDAQ, the intraday sales prices as a percentage of NAV and quarterly distributions declared per common share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2016 and 2015 represent the cumulative amount of the distributions declared per common share for the months composing such quarter.

	Quarter Ended		Sales Prices		Discount of High to NAV(B)	Discount of Low to NAV(B)	Declared Common Stock Distributions
		NAV(A)	High	Low
FY 2016	6/30/2015	$9.24	$8.10	$7.35	12.3%	20.5%	$0.19
	9/30/2015	9.05	8.25	6.66	8.8	26.4	0.19
	12/31/2015	8.66	8.00	6.96	7.6	19.6	0.19
	3/31/2016	9.22	7.96	6.40	13.7	30.6	0.19

FY 2015	6/30/2014	$8.57	$8.39	$7.23	2.1%	15.6%	$0.18
	9/30/2014	8.49	7.77	7.08	8.5	16.6	0.18
	12/31/2014	8.55	7.50	6.72	12.3	21.4	0.23
	3/31/2015	9.18	8.04	6.98	12.4	24.0	0.18

(A)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low intraday sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(B)	The discounts set forth in these columns represent the high or low, as applicable, sale prices per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the discount to NAV per share on the date of the high and low intraday sales prices.

As of May 16, 2016, there were 22 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We generally intend to distribute, in the form of cash distributions, a minimum of 90% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We generally intend to retain some or all of our long-term capital gains, if any, but generally intend to designate the retained amount as a deemed distribution, after giving effect to any prior year capital losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases our Board of Directors may choose to distribute our net realized long-term capital gains by paying a special distribution to common stockholders.

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

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of stock, nor repurchase any of our shares of stock during the fiscal year ended March 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for the fiscal years ended March 31, 2016, 2015, 2014, 2013, and 2012, are derived from our audited accompanying Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our audited accompanying Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended March 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total investment income	$50,955	$41,643	$36,264	$30,538	$21,242
Total expenses, net of credits from Adviser	30,239	21,746	16,957	14,050	7,499

Net investment income	20,716	19,897	19,307	16,488	13,743

Net realized and unrealized gain (loss)	4,138	30,317	(20,636)	791	8,223

Net increase (decrease) in net assets resulting from operations	$24,854	$50,214	$(1,329)	$17,279	$21,966

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per common share — basic and diluted(A)	$0.82	$1.88	$(0.05)	$0.71	$0.99
Net investment income before net gain (loss) on investments per common share — basic and diluted(A)	0.68	0.75	0.73	0.68	0.62
Cash distributions declared per common share(B)	0.75	0.77	0.71	0.60	0.61

Statement of Assets and Liabilities Data:
Total assets	$506,260	$483,521	$330,694	$379,803	$325,297
Net assets	279,022	273,429	220,837	240,963	207,216
Net asset value per common share	9.22	9.18	8.34	9.10	9.38
Common shares outstanding	30,270,958	29,775,958	26,475,958	26,475,958	22,080,133
Weighted common shares outstanding — basic and diluted	30,268,253	26,665,821	26,475,958	24,189,148	22,080,133
Senior Securities Data:
Total borrowings, at cost(C)	$100,096	$123,896	$66,250	$94,016	$76,005
Mandatorily redeemable preferred stock	121,650	81,400	40,000	40,000	40,000
(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.
(B)	The tax character of distributions is determined on an annual basis. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9 — Distributions to Common Stockholders elsewhere in this Annual Report on Form 10-K.
(C)	Includes borrowings under our Credit Facility, other secured borrowings, and short-term loans, as applicable.

	Year Ended March 31,
Other Unaudited Data:	2016	2015	2014	2013	2012
Number of portfolio companies	36	34	29	21	17
Average size of portfolio company investment at cost	$14,392	$14,861	$13,225	$15,544	$15,670
Principal amount of new investments	69,380	108,197	132,291	87,607	91,298
Proceeds from loan repayments and investments sold	44,582	11,260	83,415	28,424	27,185
Weighted average yield on investments(A)	12.62%	12.60%	12.61%	12.51%	12.32%
Total return(B)	4.82	11.96	24.26	4.73	5.58

(A)	Weighted average yield on investments equals interest income earned on investments divided by the weighted average interest-bearing principal balance throughout the fiscal year.
(B)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account common dividends reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9 — Distributions to Common Stockholders elsewhere in this Annual Report on Form 10-K.

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

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a BDC under the 1940 Act. For federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We seek to avoid investments in high-risk, early stage enterprises. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2016, our investment portfolio was made up of 71.3% in debt securities and 28.7% in equity securities, at cost.

We focus on investing in small and medium-sized private businesses in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity and have opportunistically made several co-investments with our affiliate Gladstone Capital pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

Business

Portfolio Activity

While economic conditions remain challenging, we are seeing many new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. For the fiscal year ended March 31, 2016, we invested a total of $56.1 million in three new portfolio companies, exited two existing portfolio companies with a combined fair value of $5.2 million, partially exited one existing portfolio company with a fair value of $26.8 million, and obtained a $13.0 million investment in one additional portfolio company as part of a restructuring, resulting in a net expansion of our overall portfolio to 36 portfolio companies and an increase year over year of 2.5% in our portfolio at cost. These new investments increased our aggregate investments made since October 2010 to $489.3 million in 29 new debt and equity investments. For the fiscal year ended March 31, 2016, our new investments consisted of approximately 76.9% first and second lien secured debt and 23.1% equity investments, based on the originating principal or cost balances, respectively.

Generally, the majority of our debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until they are received in cash. Due to their contingent nature, there are no guaranties that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of March 31, 2016, we had unrecognized success fees of $27.8 million, or $0.92 per common share. Consistent with GAAP, we generally have not recognized our success fee receivable and related income in our accompanying Consolidated Financial Statements.

As of March 31, 2016, the improved investing environment has presented us with an opportunity to realize gains and other income from six management-supported buyout liquidity events since June 2010, and in the aggregate, these six liquidity events have generated $71.8 million in net realized gains and $16.2 million in other income, or combined total value added on exit of $88.0 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The six liquidity events that resulted in realized gains since June 2010 have significantly offset our cumulative realized losses since inception that were primarily incurred during the recession and in connection with the sale of performing loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 56.3% since March 2011 and allowed us to declare and pay a $0.03 per common share one-time special distribution in fiscal year 2012, a $0.05 per common share one-time special distribution in November 2013, and a $0.05 per common share one-time special distribution in December 2014.

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through extensions of and increases to our Credit Facility and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended our Credit Facility’s revolving period multiple times, most recently to June 2017, and increased the commitment from $60.0 million to $185.0 million (with a potential total commitment of $250.0 million through additional commitments of new or existing lenders). Additionally, we issued 1.7 million shares of our Series B Term Preferred Stock for gross proceeds of $41.4 million in November 2014, approximately 3.8 million shares of common stock for gross proceeds of $28.1 million in March 2015, inclusive of the April 2015 overallotment, and 1.6 million shares of our Series C Term Preferred Stock for gross proceeds of $40.3 million in May 2015. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

Although we were able to access the capital markets historically, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On May 16, 2016, the closing market price of our common stock was $6.77, which represented a 26.6% discount to our March 31, 2016 NAV per share of $9.22. When our common stock trades below NAV, our ability to issue common equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2015 Annual Meeting of Stockholders held on August 6, 2015, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2015 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning a similar proposal at the Annual Meeting of Stockholders held in August 2014, 2013, and 2012. With our Board of Directors’ subsequent approval, we issued shares of our common stock in March and April 2015 and October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act), of at least 200% on our senior securities representing indebtedness and our senior securities that are stock. As of March 31, 2016, our asset coverage ratio on our senior securities representing indebtedness was 483.8% and our asset coverage ratio on our senior securities that are stock was 221.4%.

Investment Highlights

For the fiscal year ended March 31, 2016, we invested $69.4 million in new debt and equity investments and extended $6.5 million of investments to existing portfolio companies through revolver draws, additions to term notes, or equity investments. From our initial public offering in June 2005 through March 31, 2016, we have made investments in 43 companies, excluding investments in syndicated loans, for a total of approximately $830 million before giving effect to principal repayments on investments and divestitures.

Investment Activity

During the fiscal year ended March 31, 2016, the following significant transactions occurred:

•	In May 2015, we invested $16.3 million in Brunswick Bowling Products, Inc. (“Brunswick”) through a combination of secured first lien debt and equity. Brunswick, headquartered in Muskegon, Michigan, is a leader in the recreation industry and provides industry expertise, products, installation and maintenance for the development and renovation of new and existing centers as well as mixed-use facilities across the entertainment industry.

•	In June 2015, we sold our investment in Roanoke Industries Corp. (“Roanoke”). As a result of the sale, we received net cash proceeds of $0.3 million, resulting in a realized gain of $0.2 million. In addition, we received full repayment of our debt investment of $1.7 million.

•	In July 2015, we invested $20.9 million in GI Plastek, Inc. (“GI Plastek”) through a combination of secured first lien debt and equity. GI Plastek, headquartered in Wolfeboro, New Hampshire, is a value-added provider of advanced manufacturing solutions for various non-automotive end markets.

•	In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI. We received cash proceeds of $1.9 million and a $13.0 million secured second lien secured debt investment in Diligent, which resulted in a realized loss of $2.8 million. Diligent, headquartered in Houston, Texas, has provided professional delivery services since 1994.

•	In September 2015, we sold our investment in Cavert II Holding Corp. (“Cavert”). As a result of the sale, we received cash proceeds of $3.4 million, resulting in dividend income of $1.5 million and repayment of our equity investment at its cost basis of $1.8 million.

•	In October 2015, we sold our investment in Funko, LLC (“Funko”), which resulted in dividend and other income of $0.3 million and a realized gain of $17.0 million. In connection with the sale, we received net cash proceeds of $15.3 million, full repayment of our debt investment of $9.5 million, receivables of $3.3 million, recorded within Other assets, net on the accompanying Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko with a combined cost basis and fair value of $0.3 million at the close of the transaction. Additionally, we recorded a tax liability of $9.9 million for the net unrealized built-in gain that was realized upon the sale, of which $8.5 million was subsequently paid. The remaining tax liability of $1.4 million is included within Other liabilities on the accompanying Consolidated Statement of Assets and Liabilities.

•	In December 2015, we invested $19.0 million in Nth Degree through a combination of secured first lien debt and preferred equity. Nth Degree, headquartered outside of Atlanta, Georgia, is a multifaceted face-to-face event marketing and management services organization.

•	In December 2015, we restructured our investment in Galaxy Tool Holding Corporation (“Galaxy”). As a result of the restructure, we converted debt with a cost basis of $10.5 million into preferred equity with a new cost basis and fair value of $0, which resulted in a realized loss of $10.5 million.

•	In December 2015, we restructured our investment in Tread Corporation (“Tread”). As a result of the restructure, we converted debt with a cost basis of $9.26 million into preferred equity with a new cost basis and fair value of $0.4 million. As part of the transaction, we also exercised our existing common stock warrants for an exercise price of $0.2 million. As a result of the transaction, we recognized a realized loss of $8.6 million.

The following significant investment activity occurred subsequent to March 31, 2016. Also refer to Note 15 — Subsequent Events in our accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

•	In April 2016, we sold our investment in Acme, which had a cost basis and fair value of $23.7 million and $44.9 million, respectively, as of March 31, 2016. In connection with the sale, we received net cash proceeds of $44.6 million, including the repayment of our debt investment of $14.5 million at par.

•	In May 2016, we invested $25.5 million in The Mountain Corporation (“The Mountain”) through a combination of secured second lien debt and preferred equity. The Mountain, headquartered in Keene, New Hampshire, is a designer and manufacturer of premium quality, bold artwear apparel serving a diverse global customer base.

Recent Developments

Distributions and Dividends

In April 2016, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series A Term Preferred Stock, Series B Term Preferred Stock, and Series C Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 22, 2016	May 2, 2016	$0.0625	$0.1484375	$0.140625	$0.135417
May 19, 2016	May 31, 2016	0.0625	0.1484375	0.140625	0.135417
June 17, 2016	June 30, 2016	0.0625	0.1484375	0.140625	0.135417

Total for the Quarter:		$0.1875	$0.4453125	$0.421875	$0.406251

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2016, to the Fiscal Year Ended March 31, 2015

	For the Fiscal Years Ended March 31,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income	$46,397	$36,685	$9,712	26.5%
Other income	4,558	4,958	(400)	(8.1)

Total investment income	50,955	41,643	9,312	22.4

EXPENSES
Base management fee	9,925	7,569	2,356	31.1
Loan servicing fee	6,697	4,994	1,703	34.1
Incentive fee	5,179	4,975	204	4.1
Administration fee	1,190	932	258	27.7
Interest and dividend expense	12,117	7,460	4,657	62.4
Amortization of deferred financing costs	1,908	1,329	579	43.6
Other	3,046	2,329	717	30.8

Total expenses before credits from Adviser	40,062	29,588	10,474	35.4
Credits to fees from Adviser	(9,823)	(7,842)	(1,981)	25.3

Total expenses, net of credits to fees	30,239	21,746	8,493	39.1

NET INVESTMENT INCOME	20,716	19,897	819	4.1

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(4,599)	(73)	(4,526)	NM
Net unrealized appreciation of investments	8,737	29,940	(21,203)	(70.8)
Net unrealized depreciation of other	—	450	(450)	(100.0)

Net realized and unrealized gain on investments and other	4,138	30,317	(26,179)	(86.4)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,854	$50,214	$(25,360)	(50.5)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.68	$0.75	$(0.07)	(9.3)%

Net increase in net assets resulting from operations	0.82	1.88	(1.06)	(56.4)

NM = Not Meaningful

Investment Income

Total investment income increased by 22.4% for the year ended March 31, 2016, as compared to the prior year. This increase was due to an increase in interest income, which resulted primarily from an increase in the size of our interest-bearing portfolio during the year ended March 31, 2016, partially offset by a decline in other income for the same period.

Interest income from our investments in debt securities increased 26.5% for the year ended March 31, 2016, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2016, was $367.6 million, compared to $292.2 million for the prior year. This increase was primarily due to $53.4 million in new debt investments originated after March 31, 2015.

Our loans to one portfolio company, Tread, were on non-accrual status as of March 31, 2016 and 2015, with an aggregate debt cost basis of $1.4 million and $11.7 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% for both years ended March 31, 2016 and 2015. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the year ended March 31, 2016 decreased 8.1% from the prior year. During the year ended March 31, 2016, other income primarily consisted of $2.9 million of dividend income and $1.6 million of success fee income. During the year ended March 31, 2015, other income primarily consisted of $3.5 million of dividend income and $1.4 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective fiscal years:

	As of March 31, 2016		Year Ended March 31, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.(A)	$44,894	9.2%	$1,695	3.3%
Counsel Press, Inc.	28,899	5.9	3,183	6.3
Cambridge Sound Management, Inc.	27,835	5.7	1,983	3.9
SOG Specialty Knives & Tools, LLC	26,147	5.4	2,665	5.2
Nth Degree, Inc. (B)	21,002	4.3	503	1.0

Subtotal — five largest investments	148,777	30.5	10,029	19.7
Other portfolio companies	338,879	69.5	40,926	80.3

Total investment portfolio	$487,656	100.0%	$50,955	100.0%

	As of March 31, 2015		Year Ended March 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.(B)	$31,995	6.9%	$9	0.0%
SOG Specialty Knives & Tools, LLC	31,851	6.8	2,657	6.4
Funko, LLC	25,008	5.4	991	2.4
Acme Cryogenics, Inc.	23,019	4.9	1,691	4.1
Old World Christmas, Inc.(B)	22,427	4.8	1,060	2.5

Subtotal — five largest investments	134,300	28.8	6,408	15.4
Other portfolio companies	331,753	71.2	35,235	84.6

Total investment portfolio	$466,053	100.0%	$41,643	100.0%

(A)	In April 2016, we exited our investment in Acme, yielding $44.6 million in net cash proceeds, including the repayment of our $14.5 million debt investment at par.
(B)	New investment during the applicable year.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, increased 39.1% for the year ended March 31, 2016, as compared to the prior year period, primarily due to an increase in interest and dividend expense and in the net base management fee.

The net base management fee increased for the fiscal year ended March 31, 2016, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2016	2015
Average total assets subject to base management fee(A)	$496,250	$378,450
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	9,925	7,569
Credits to fees from Adviser — other(B)	(3,126)	(2,848)

Net base management fee	$6,799	$4,721

Loan servicing fee(B)	6,697	4,994
Credits to base management fee — loan servicing fee(B)	(6,697)	(4,994)

Net loan servicing fee	$—	$—

Incentive fee(B)	5,179	4,975
Credits to fees from Adviser — other(B)	—	—

Net incentive fee	$5,179	$4,975

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Interest and dividend expense increased 62.4% for the year ended March 31, 2016, as compared to the prior year, primarily due to increased average borrowings under our Credit Facility and our Series B Term Preferred Stock issued in November 2014 and our Series C Term Preferred Stock issued in May 2015. The weighted average balance outstanding on our Credit Facility during the fiscal year ended March 31, 2016, was $94.6 million, as compared to $79.2 million in the prior year. Dividends on mandatorily redeemable preferred stock increased as a result of the issuance of $41.4 million of our Series B Term Preferred Stock in November 2014 and the issuance of $40.3 million of our Series C Term Preferred Stock in May 2015.

Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments

During the year ended March 31, 2016, we recorded a net realized loss of $4.6 million, primarily consisting of realized losses of $10.5 million, $2.8 million, and $8.6 million related to the restructuring of our investments in Galaxy, NDLI, and Tread, respectively, partially offset by a realized gain of $17.0 million related to the sale of our investments in Funko and $0.3 million of other gains. During the fiscal year ended March 31, 2015, we recorded a net realized loss of $0.1 million related to reversal of escrows from previous investment exits.

Net Unrealized Appreciation of Investments

During the year ended March 31, 2016, we recorded net unrealized appreciation of investments in the aggregate amount of $8.7 million.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the fiscal year ended March 31, 2016, were as follows:

	Year Ended March 31, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Acme Cryogenics, Inc.	$—	$21,875	$—	$21,875
Cambridge Sound Management, Inc.	—	5,636	—	5,636
D.P.M.S., Inc.	—	5,503	—	5,503
Frontier Packaging, Inc.	—	5,426	—	5,426
Behrens Manufacturing, LLC	—	5,147	—	5,147
Schylling, Inc.	—	4,103	—	4,103
Drew Foam Company, Inc.	—	3,697	—	3,697
Funko, LLC	17,039	1,861	(16,009)	2,891
Country Club Enterprises, LLC	—	2,450	—	2,450
Precision Southeast, Inc.	—	2,092	—	2,092
Nth Degree, Inc.	—	2,052	—	2,052
Diligent Delivery Systems	—	1,484	—	1,484
Logo Sportswear, Inc.	—	1,245	—	1,245
Tread Corporation	(8,628)	3,603	6,086	1,061
NDLI, Inc.	(2,795)	(50)	3,480	635
GI Plastek, Inc.	—	522	—	522
Auto Safety House, LLC	—	373	—	373
Brunswick Bowling Products, Inc.	—	324	—	324
Star Seed, Inc.	—	(300)	—	(300)
Quench Holdings Corp.	—	(1,072)	—	(1,072)
Jackrabbit, Inc.	—	(1,133)	—	(1,133)
Channel Technologies Group, LLC	—	(1,401)	—	(1,401)
Cavert II Holding Corp.	(1)	63	(1,483)	(1,421)
Counsel Press Inc.	—	(1,596)	—	(1,596)
B-Dry, LLC	—	(2,069)	—	(2,069)
Ginsey Home Solutions, Inc.	—	(2,362)	—	(2,362)
Mitchell Rubber Products, Inc.	—	(3,154)	700	(2,454)
Old World Christmas, Inc.	—	(2,498)	—	(2,498)
SBS Industries, LLC	—	(2,810)	—	(2,810)
Meridian Rack & Pinion, Inc.	—	(2,950)	—	(2,950)
Head Country Food Products, Inc.	—	(3,931)	—	(3,931)
Edge Adhesives Holdings, Inc.	—	(3,971)	9	(3,962)
Alloy Die Casting Co.	—	(4,274)	—	(4,274)
B+T Group Acquisition, Inc.	—	(4,541)	—	(4,541)
SOG Specialty Knives & Tools, LLC	—	(5,704)	—	(5,704)
Mathey Investments, Inc.	—	(7,576)	—	(7,576)
Galaxy Tool Holding Corporation	(10,545)	(2,762)	2,762	(10,545)
Other, net (<$250 Net)	331	—	(110)	221

Total	$(4,599)	$13,302	$(4,565)	$4,138

The primary driver of net unrealized appreciation of $8.7 million for the year ended March 31, 2016, was an increase in the equity valuation of Acme due to an increase in performance and comparable multiples used to estimate the fair value of our investment, as well as an increase in performance and, to a lesser extent, multiples used to estimate the fair value of certain of our other investments and, the reversal of $12.3 million of previously recorded unrealized depreciation on our investments in Galaxy, NDLI, and Tread upon their restructures. These increases were partially offset by the reversal of $17.5 million of previously recorded unrealized appreciation on our investments in Cavert and Funko upon their exits as well as a decline in the performance of certain portfolio companies.

During the year ended March 31, 2015, we recorded net unrealized appreciation of investments in the aggregate amount of $29.9 million.

Realized losses and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2015, were as follows:

	Year Ended March 31, 2015
Portfolio Company	Realized Loss	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Funko, LLC	$—	$13,090	$—	$13,090
SOG Specialty Knives & Tools, LLC	—	5,211	—	5,211
Drew Foam Company, Inc.	—	4,994	—	4,994
Jackrabbit, Inc.	—	4,575	—	4,575
NDLI, Inc.	—	4,397	—	4,397
Ginsey Home Solutions, Inc.	—	3,904	—	3,904
Mathey Investments, Inc.	—	2,735	—	2,735
Cambridge Sound Management, Inc.	—	2,698	—	2,698
Alloy Die Casting Co.	—	2,068	—	2,068
Tread Corporation	—	1,896	—	1,896
Frontier Packaging, Inc.	—	1,816	—	1,816
SBS Industries, LLC	—	1,746	—	1,746
Behrens Manufacturing, LLC	—	692	—	692
Old World Christmas, Inc.	—	477	—	477
Quench Holdings Corp.	—	375	—	375
B+T Group Acquisition, Inc.	—	344	—	344
Edge Adhesives Holdings, Inc.	—	(274)	—	(274)
Meridian Rack & Pinion, Inc.	—	(411)	—	(411)
D.P.M.S., Inc.	—	(605)	—	(605)
Country Club Enterprises, LLC	—	(806)	—	(806)
Channel Technologies Group, LLC	—	(807)	—	(807)
Galaxy Tool Holding Corporation	—	(2,992)	—	(2,992)
Acme Cryogenics, Inc.	—	(3,881)	—	(3,881)
B-Dry, LLC	—	(4,081)	—	(4,081)
Mitchell Rubber Products, Inc.	—	(7,178)	—	(7,178)
Other, net (<$250 Net)	(73)	(43)	—	(116)

Total	$(73)	$29,940	$—	$29,867

The primary driver of net unrealized appreciation of $29.9 million for the year ended March 31, 2015, was an increase in the equity valuations of Funko, SOG, Drew Foam Company, Inc. (“Drew Foam”), Jackrabbit, Inc. (“Jackrabbit”), and NDLI, due to an increase in the portfolio companies’ performance and an increase in certain comparable multiples used to estimate the fair value of our investments. This was partially offset by decreased performance in several of our portfolio companies.

Over our entire investment portfolio, we recorded $15.2 million of net unrealized appreciation on our debt positions and $6.5 million of net unrealized depreciation on our equity holdings for the year ended March 31, 2016. At March 31, 2016, the fair value of our investment portfolio was less than our cost basis by $30.5 million, as compared to $39.2 million at March 31, 2015, representing net unrealized appreciation of $8.7 million for the year ended March 31, 2016. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 94.1% of cost as of March 31, 2016.

Net Unrealized Depreciation on Other

For the year ended March 31, 2015, we recorded $0.5 million of net unrealized depreciation on our Credit Facility recorded at fair value. For the year ended March 31, 2016, no such amounts were incurred.

Comparison of the Fiscal Year Ended March 31, 2015, to the Fiscal Year Ended March 31, 2014

	For the Fiscal Years Ended March 31,
	2015	2014	$ Change	% Change
INVESTMENT INCOME
Interest income	$36,685	$30,460	$6,225	20.4%
Other income	4,958	5,804	(846)	(14.6)

Total investment income	41,643	36,264	5,379	14.8

EXPENSES
Base management fee	7,569	6,207	1,362	21.9
Loan servicing fee	4,994	4,326	668	15.4
Incentive fee	4,975	3,983	992	24.9
Administration fee	932	863	69	8.0
Interest and dividend expense	7,460	4,925	2,535	51.5
Amortization of deferred financing costs	1,329	1,024	305	29.8
Other	2,329	2,264	65	2.9

Total expenses before credits from Adviser	29,588	23,592	5,996	25.4
Credits to fees from Adviser	(7,842)	(6,635)	(1,207)	(18.2)

Total expenses, net of credits to fees	21,746	16,957	4,789	28.2

NET INVESTMENT INCOME	19,897	19,307	590	3.1

REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain on investments	(73)	8,241	(8,314)	NM
Net realized loss on other	—	(29)	29	100.0
Net unrealized appreciation (depreciation) of investments	29,940	(29,206)	59,146	NM
Net unrealized depreciation of other	450	358	92	25.7

Net realized and unrealized gain (loss) on investments and other	30,317	(20,636)	50,953	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$50,214	$(1,329)	$51,543	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.75	$0.73	$0.02	2.7%

Net increase (decrease) in net assets resulting from operations	1.88	(0.05)	1.93	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 14.8% for the year ended March 31, 2015, as compared to the prior year. This increase was due to an increase in interest income, which resulted primarily from an increase in the size of our interest-bearing portfolio during the year ended March 31, 2015, partially offset by a decline in other income for the same period.

Interest income from our investments in debt securities increased 20.4% for the year ended March 31, 2015, as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2015, was $292.2 million, compared to $241.5 million for the prior year. This increase was primarily due to $84.7 million in new debt investments originated after March 31, 2014.

Our loans to one portfolio company, Tread, were on non-accrual status with an aggregate debt cost basis of $11.7 million as of each March 31, 2015 and 2014. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% for both years ended March 31, 2015 and 2014. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the year ended March 31, 2015 decreased 14.6% from the prior year. During the year ended March 31, 2015, other income primarily consisted of $3.5 million of dividend income and $1.4 million of success fee income. During the year ended March 31, 2014, other income primarily consisted of $1.4 million of dividend income and $4.2 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective fiscal years:

	As of March 31, 2015		Year Ended March 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc. (A)	$31,995	6.9%	$9	0.0%
SOG Specialty Knives & Tools, LLC	31,851	6.8	2,657	6.4
Funko, LLC	25,008	5.4	991	2.4
Acme Cryogenics, Inc.	23,019	4.9	1,691	4.1
Old World Christmas, Inc.(A)	22,427	4.8	1,060	2.5

Subtotal — five largest investments	134,300	28.8	6,408	15.4
Other portfolio companies	331,753	71.2	35,235	84.6

Total investment portfolio	$466,053	100.0%	$41,643	100.0%

	As of March 31, 2014		Year Ended March 31, 2014
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives & Tools, LLC	$26,639	8.5%	$3,157	8.7%
Acme Cryogenics, Inc.	25,776	8.2	1,691	4.7
Galaxy Tool Holding Corporation	18,512	5.9	2,124	5.9
Ginsey Home Solutions, Inc.(A)	16,132	5.1	1,786	4.9
Edge Adhesives Holdings, Inc.(A)	15,969	5.1	142	0.4

Subtotal — five largest investments	103,028	32.8	8,900	24.6
Other portfolio companies	211,365	67.2	27,364	75.4

Total investment portfolio	$314,393	100.0%	$36,264	100.0%

(A)	New investment during the applicable year.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, increased 28.2% for the year ended March 31, 2015, as compared to the prior year period, primarily due to an increase in the net base management fee, incentive fee, and interest and dividend expense.

The net base management fee increased for the fiscal year ended March 31, 2015, as compared to the prior year period, as a result of the increased size of our portfolio over the respective periods. An incentive fee of $5.0 million was earned by the Adviser during the fiscal year ended March 31, 2015, compared to an incentive fee of $4.0 million for the prior year.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2015	2014
Average total assets subject to base management fee(A)	$378,450	$310,350
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	7,569	6,207
Credits to fees from Adviser — other(B)	(2,848)	(2,309)

Net base management fee	$4,721	$3,898

Loan servicing fee(B)	4,994	4,326
Credits to base management fee — loan servicing fee(B)	(4,994)	(4,326)

Net loan servicing fee	$—	$—

Incentive fee(B)	4,975	3,983
Credits to fees from Adviser — other(B)	—	—

Net incentive fee	$4,975	$3,983

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Interest and dividend expense increased 51.5% for the year ended March 31, 2015, as compared to the prior year, primarily due to increased average borrowings under our Credit Facility and our Series B Term Preferred Stock issued in November 2014. The weighted average balance outstanding on our Credit Facility during the fiscal year ended March 31, 2015, was $79.2 million, as compared to $34.6 million in the prior year. The increase in average borrowings under our Credit Facility was partially offset by a decrease in the interest rate due to an amendment of our Credit Facility that occurred in June 2014. Dividends on mandatorily redeemable preferred stock increased as a result of the issuance of $41.4 million of our Series B Term Preferred Stock in November 2014.

Realized and Unrealized Gain (Loss)

Net Realized (Loss) Gain on Investments

During the year ended March 31, 2015, we recorded minimal realized activity. During the year ended March 31, 2014, we recorded a net realized gain of $8.2 million consisting of a $24.8 million gain on the Venyu Solutions, Inc. (“Venyu”) sale, partially offset by realized losses of $11.4 million and $1.8 million related to the equity sales of Auto Safety House, LLC (“ASH”) and Packerland Whey Products, Inc. (“Packerland”), respectively, and realized losses of $3.4 million related to the restructuring of Noble.

Net Unrealized Appreciation (Depreciation) of Investments

During the year ended March 31, 2015, we recorded net unrealized appreciation of investments in the aggregate amount of $29.9 million.

The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2015, were as follows:

	Year Ended March 31, 2015
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Funko, LLC	$—	$13,090	$—	$13,090
SOG Specialty Knives & Tools, LLC	—	5,211	—	5,211
Drew Foam Company, Inc.	—	4,994	—	4,994
Jackrabbit, Inc.	—	4,575	—	4,575
NDLI, Inc.	—	4,397	—	4,397
Ginsey Home Solutions, Inc.	—	3,904	—	3,904
Mathey Investments, Inc.	—	2,735	—	2,735
Cambridge Sound Management, Inc.	—	2,698	—	2,698
Alloy Die Casting Co.	—	2,068	—	2,068
Tread Corporation	—	1,896	—	1,896
Frontier Packaging, Inc.	—	1,816	—	1,816
SBS Industries, LLC	—	1,746	—	1,746
Behrens Manufacturing, LLC	—	692	—	692
Old World Christmas, Inc.	—	477	—	477
Quench Holdings Corp.	—	375	—	375
B+T Group Acquisition, Inc.	—	344	—	344
Edge Adhesives Holdings, Inc.	—	(274)	—	(274)
Meridian Rack & Pinion, LLC	—	(411)	—	(411)
D.P.M.S., Inc.	—	(605)	—	(605)
Country Club Enterprises, LLC	—	(806)	—	(806)
Channel Technologies Group, LLC	—	(807)	—	(807)
Galaxy Tool Holding Corporation	—	(2,992)	—	(2,992)
Acme Cryogenics, Inc.	—	(3,881)	—	(3,881)
B-Dry, LLC	—	(4,081)	—	(4,081)
Mitchell Rubber Products, Inc.	—	(7,178)	—	(7,178)
Other, net (<$250 Net)	(73)	(43)	—	(116)

Total	$(73)	$29,940	$—	$29,867

The primary driver of net unrealized appreciation of $29.9 million for the year ended March 31, 2015, was an increase in the equity valuations of Funko, SOG, Drew Foam, Jackrabbit, and NDLI, due to an increase in the portfolio companies’ performance and an increase in certain comparable multiples used to estimate the fair value of our investments. This was partially offset by decreased performance in several of our portfolio companies.

During the year ended March 31, 2014, we recorded net unrealized depreciation of investments in the aggregate amount of $29.2 million.

Realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2014, were as follows:

	Year Ended March 31, 2014
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Venyu Solutions, Inc.	$24,798	$(1,596)	$(17,374)	$5,828
Auto Safety House, LLC	(11,402)	4,925	11,410	4,933
Quench Holdings Corp.	—	3,377	—	3,377
Frontier Packaging, Inc.	—	1,712	—	1,712
Channel Technologies Group, LLC	—	2,187	(583)	1,604
B-Dry, LLC	—	1,555	—	1,555
Funko, LLC	—	1,113	—	1,113
Packerland Whey Products, Inc.	(1,764)	(369)	2,500	367
Tread Corporation	—	(735)	—	(735)
Mathey Investments, Inc.	—	(922)	—	(922)
D.P.M.S., Inc.	—	(1,229)	—	(1,229)
Star Seed, Inc.	—	(1,406)	—	(1,406)
Acme Cryogenics, Inc.	—	(1,564)	—	(1,564)
Jackrabbit, Inc.	—	(1,687)	—	(1,687)
Mitchell Rubber Products, Inc.	—	(2,016)	—	(2,016)
Alloy Die Casting Co.	—	(2,111)	—	(2,111)
Galaxy Tool Holding Corporation	—	(2,364)	—	(2,364)
Drew Foam Company, Inc.	—	(2,837)	—	(2,837)
Noble Logistics, Inc.	(3,432)	(2,989)	3,432	(2,989)
SOG Specialty Knives & Tools, LLC	—	(3,183)	—	(3,183)
Precision Southeast, Inc.	—	(3,227)	—	(3,227)
Schylling, Inc.	—	(3,853)	—	(3,853)
Ginsey Home Solutions, Inc.	—	(5,702)	—	(5,702)
SBS Industries, LLC	—	(5,823)	—	(5,823)
Other, net (<$250 Net)	41	328	(175)	194

Total	$8,241	$(28,416)	$(790)	$(20,965)

The primary driver of net unrealized depreciation of $29.2 million for the year ended March 31, 2014 was a decrease in the equity valuations of several of our portfolio companies, primarily due to decreased portfolio company performance and decreases in certain comparable multiples used to estimate the fair value of our investments, as well as the reversal of $17.4 million of previously recorded unrealized appreciation on our investment in Venyu upon the sale.

Over our entire investment portfolio, we recorded $1.0 million of net unrealized appreciation on our debt positions and $28.9 million of net unrealized appreciation on our equity holdings for the year ended March 31, 2015. At March 31, 2015, the fair value of our investment portfolio was less than our cost basis by $39.2 million, as compared to $69.1 million at March 31, 2014, representing net unrealized appreciation of $29.9 million for the year ended March 31, 2015. We believe that our aggregate investment portfolio is valued at a depreciated value due to the lingering effects of the recent recession on the performance of certain of our portfolio companies. Our entire portfolio was fair valued at 92.2% of cost as of March 31, 2015.

Realized Loss on Other

For the year ended March 31, 2014, we recorded a net realized loss of $29 due to the expiration of interest rate cap agreements. For the year ended March 31, 2015, no such amounts were incurred.

Net Unrealized Depreciation of Other

For the years ended March 31, 2015 and 2014, we recorded $0.5 million and $0.4 million, respectively, of net unrealized depreciation on our Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from cash collections of interest and dividend payments from our portfolio companies, as well as cash proceeds received through repayments of debt investments and sales of equity investments. These cash collections are primarily used to pay distributions to our stockholders, interest payments on our Credit Facility, dividend payments on our three series of mandatorily redeemable preferred stock, management fees to the Adviser, and for other operating expenses. Net cash provided by operating activities for the year ended March 31, 2016 was $4.1 million, as compared to net cash used in operating activities of $97.6 million for the year ended March 31, 2015. This change was primarily due to a decrease in the purchase of investments and an increase in principal repayments and proceeds from the sale of investments year over year. Purchases of investments were $61.9 million during the year ended March 31, 2016 compared to $132.9 million during the year ended March 31, 2015. Repayments and proceeds from the sale of investments totaled $44.6 million during the year ended March 31, 2016 compared to $11.3 million during the year ended March 31, 2015.

Net cash used in operating activities for the year ended March 31, 2015, was $97.6 million, as compared to $33.6 million during the year ended March 31, 2014. This increase in cash used in operating activities was primarily due to a decrease in principal repayments and proceeds from the sale of investments year over year. Repayments and proceeds from the sale of investments totaled $11.3 million during the year ended March 31, 2015, compared to $83.4 million during the year ended March 31, 2014.

As of March 31, 2016, we had equity investments in, or loans to, 36 private companies with an aggregate cost basis of $518.1 million. As of March 31, 2015, we had equity investments in, or loans to, 34 private companies with an aggregate cost basis of $505.3 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2016 and 2015:

	Years Ended March 31,
	2016	2015
Beginning investment portfolio, at fair value	$466,053	$314,393
New investments	55,436	108,197
Disbursements to existing portfolio companies	6,460	24,705
Increase in investment balance due to PIK	—	78
Scheduled principal repayments	(4,141)	(878)
Unscheduled principal repayments	(20,064)	(10,382)
Net proceeds from sales of investments	(20,377)	—
Net realized loss on investments	(4,448)	—
Net unrealized appreciation of investments	13,302	29,940
Reversal of net unrealized appreciation of investments	(4,565)	—

Ending investment portfolio, at fair value	$487,656	$466,053

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2016:

		Amount(A)
For the fiscal years ending March 31:	2017	$22,060
	2018	87,660
	2019	81,681
	2020	115,609
	2021	62,215
	Thereafter	—

	Total contractual repayments	$369,225
	Investments in equity securities	148,900

	Total cost basis of investments held as of March 31, 2016:	$518,125

(A)	Subsequent to March 31, 2016, two debt investments with principal balances of $13.6 million and $13.3 million, which previously had maturity dates during the fiscal years ending March 31, 2017 and 2018, respectively, were extended to mature during the fiscal years ending March 31, 2018 and 2021, respectively. In addition, one debt investment with a principal balance of $14.5 million maturing during the fiscal year ending March 31, 2020 was repaid at par.

Financing Activities

Net cash used in financing activities for the year ended March 31, 2016 was $4.5 million, which consisted primarily of $23.8 million of net repayments on our Credit Facility and $22.7 million of distributions to common stockholders, partially offset by $40.3 million of proceeds from the issuance of our Series C Term Preferred Stock and $3.4 million of net proceeds from the issuance of additional shares of our common stock. Net cash provided by financing activities for the year ended March 31, 2015, was $97.9 million, which consisted primarily of $41.4 million of proceeds from the issuance of our Series B Term Preferred Stock, $23.0 million of net proceeds from the issuance of additional shares of our common stock, and $57.5 million of net borrowings on our Credit Facility, partially offset by $20.6 million in distributions to common stockholders. Net cash used in financing activities for the year ended March 31, 2014, was $47.7 million and consisted primarily of net repayments of our short-term borrowings of $58.0 million and distributions to common stockholders of $18.8 million, partially offset by $30.3 million in net borrowings from our Credit Facility.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income. Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared and we paid monthly cash distributions of $0.0625 per common share for each month during the year ended March 31, 2016. In April 2016, our Board of Directors also declared a monthly distribution of $0.0625 per common share for each of April, May, and June 2016. Our Board of Directors declared these distributions based on estimates of taxable income for the fiscal year ending March 31, 2017.

For federal income tax purposes, we determine the tax characterization of our common distributions as of the end of our fiscal year based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. The characterization of the common stockholder distributions declared and paid for the year ending March 31, 2017 will be determined after the 2017 fiscal year end based upon our taxable income for the full year and distributions paid during the full year. Such a characterization made on a quarterly basis may not be representative of the actual full year characterization.

For the year ended March 31, 2016, distributions to common stockholders totaled $22.7 million and were less than our taxable income for the same year, when also considering prior spillover amounts under Section 855(a) of the Code. At March 31, 2016, we elected to treat $6.9 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.7 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and Accumulated net realized loss and increased Net investment income in excess of distributions. For the year ended March 31, 2015, distributions to common stockholders totaled $20.6 million and were less than our taxable income for the same year, when also considering prior year spillover amounts under Section 855(a) of the Code. In addition, we recorded a $0.6 million adjustment for estimated book-tax differences, which decreased capital in excess of par value and increased net investment income in excess of distributions. At March 31, 2015, we elected to treat $3.9 million of the first distribution paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1484375 per share to holders of our Series A Term Preferred Stock and $0.140625 per share to holders of our Series B Term Preferred Stock for each month during the year ended March 31, 2016. In May 2015, our Board of Directors declared a combined dividend for a pro-rated portion of May 2015 and the full amount for the month of June 2015, which totaled $0.221181 per share, to the holders of our Series C Term Preferred Stock. At subsequent meetings, our Board of Directors declared and we paid monthly dividends of approximately $0.135417 per share to the holders of our Series C Term Preferred Stock for each of the nine months from July 2015 through March 2016. In April 2016, our Board of Directors also declared a monthly dividend of $0.1484375, $0.140625 and $0.135417 per share for each of April, May, and June 2016 to the holders of our Series A Term Preferred Stock, Series B Term Preferred Stock and Series C Term Preferred Stock, respectively. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Our plan agent purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to our preferred stock stockholders.

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

Common Stock

Pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), on October 5, 2012, we completed a public offering of 4.0 million shares of our common stock at a public offering price of $7.50 per share, which was below then current NAV of $8.65 per share. Gross proceeds totaled $30.0 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $28.3 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, in November 2012, the underwriters exercised their option to purchase an additional 395,825 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.0 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, of $2.8 million.

Also pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), on March 13, 2015, we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below then current NAV of $8.55 per share. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $23.0 million, which were primarily used to repay borrowings under our Credit Facility. In connection with the offering, on April 2, 2015, the underwriters exercised their option to purchase an additional 495,000 shares at the public offering price to cover over-allotments, which resulted in gross proceeds of $3.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, of $3.4 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has consistently since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors. On May 16, 2016, the closing market price of our common stock was $6.77 per share, representing a 26.6% discount to our NAV of $9.22 as of March 31, 2016. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2015 Annual Meeting of Stockholders held on August 6, 2015, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2016 Annual Meeting of Stockholders, scheduled to take place in August 2016, we will again ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1,600,000 shares of our Series A Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.0 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to the offering, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending February 28, 2017, the mandatory redemption date.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series A, B, and C Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series A, B, and C Term Preferred Stock) as of March 31, 2016 was 221.4%, calculated pursuant to Section 18 of the 1940 Act.

Revolving Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to our Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013 with KeyBank National Association (“KeyBank”), administrative agent, lead arranger and a lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our revolving line of credit. The revolving period was extended to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019. In addition, as of March 31, 2016 we have retained a one-year extension options, to be agreed upon by all parties, which may be exercised on or before June 26, 2016 and, upon exercise, the options would extend the revolving period to June 26, 2018 and the maturity date to June 26, 2020. Subject to certain terms and conditions, our Credit Facility can be expanded by up to $145.0 million, to a total facility amount of $250.0 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, and our Credit Facility includes an unused fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment.

On September 19, 2014, we further increased our borrowing capacity under our Credit Facility from $105.0 million to $185.0 million by entering into Joinder Agreements pursuant to our Credit Facility, by and among Business Investment, KeyBank, the Adviser and other lenders. We incurred fees of $1.3 million in connection with this expansion.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.

Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility generally also limits distributions to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Business Investment is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate it to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50.0% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of March 31, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $396.3 million, an asset coverage ratio with respect to senior securities representing indebtedness of 483.8%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of March 31, 2016, we had 29 obligors in the borrowing base. As of March 31, 2016, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement, effective October 2013 and expiring April 2016, for a notional amount of $45.0 million. We incurred a premium fee of $75 in conjunction with this agreement. The interest rate cap agreement, which expired subsequent to March 31, 2016, effectively limited the interest rate on a portion of the borrowings pursuant to the terms of our Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally recognize success fees as income only when the payment has been received. As a result, as of March 31, 2016 and 2015, we had off-balance sheet success fee receivables of $27.8 million and $24.3 million (or approximately $0.92 and $0.82 per common share), respectively, on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of March 31, 2016 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of one of our portfolio companies, whereby we have guaranteed an aggregate of $2.3 million of obligations of Country Club Enterprises, LLC (“CCE”). As of March 31, 2016, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be minimal.

The following table shows our contractual obligations as of March 31, 2016, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility (B)	$95,000	$—	$—	$95,000	$—
Mandatorily redeemable preferred stock	121,650	40,000	—	—	81,650
Secured borrowing(C)	5,096	—	5,096	—	—
Interest payments on obligations(D)	48,929	12,498	19,259	14,594	2,578

Total	$270,675	$52,498	$24,355	$109,594	$84,228

(A)	Excludes unused line of credit commitments, uncalled capital commitments and guaranties to our portfolio companies in the aggregate principal amount of $12.8 million.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date due to the revolving nature of the facility.
(C)	Subsequent to March 31, 2016, our secured borrowing, which previously had a maturity date during the fiscal year ending March 31, 2018, was extended to mature during the fiscal year ending March 31, 2021.
(D)	Includes interest payments due on our Credit Facility and secured borrowing, and dividend obligations on each series of our mandatorily redeemable term preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2016. Dividend obligations on our mandatorily redeemable term preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy.

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

As of March 31, 2016 and 2015, all of our investments were valued using Level 3 inputs and during the years ended March 31, 2016 and 2015, there were no investments transferred into or out of Level 1, 2 or 3.

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer. Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve the fair value of our investments in accordance with the Policy.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter are generally valued at original cost basis.

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

Refer to Note 3 — Investments in the accompanying notes to our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

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

The following table reflects risk ratings for all loans in our portfolio as of March 31, 2016 and 2015:

	As of March 31,
Rating	2016	2015
Highest	10.0	10.0
Average	6.0	5.9
Weighted Average	6.2	6.4
Lowest	3.0	3.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90.0% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our Investment Company Taxable Income.

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital loss carryforwards. Our capital loss carryforward balance was $13.6 million as of March 31, 2016.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2016, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $1.4 million, or 0.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.4 million, or 0.4% of the fair value of all debt investments in our portfolio. As of March 31, 2015, our loans to Tread were on non-accrual status, with an aggregate debt cost basis of $11.7 million, or 3.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.8 million, or 0.5% of the fair value of all debt investments in our portfolio.

PIK interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be included in our calculation of distributable income for purposes of complying with our distribution requirements, even though we have not yet collected the cash. We did not hold any loans in our portfolio that contained a PIK provision as of March 31, 2016 and 2015. During the year ended March 31, 2016, we did not record any PIK income, nor did we collect any PIK interest in cash. During each of the years ended March 31, 2015 and 2014, we recorded PIK income of $0.1 million and collected PIK interest in cash of $0.2 million and $0 million, respectively.

Other Income Recognition

We generally record success fee income upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded $1.6 million, $1.4 million, and $4.2 million of success fee income during the years ended March 31, 2016, 2015, and 2014, respectively

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. We recorded $2.9 million, $3.5 million, and $1.4 million of dividend income during the years ended March 31, 2016, 2015, and 2014, respectively.

Both dividend and success fee income are recorded in other income in our accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related. We are currently assessing the impact of ASU 2016-06 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. We are currently assessing the impact of ASU 2016-01 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain aspects of ASU 2016-01 relating to the recognition of changes in fair value of financial liabilities when the fair value option is elected.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. We are currently assessing the impact of ASU 2015-03 and ASU 2015-15 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. ASU 2015-15 was effective immediately.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205 — 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for annual periods ending after December 31, 2016 and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), as amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), and in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09, as amended, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds, such as under our Credit Facility, and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of March 31, 2016, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

85.9%	Variable rates with a floor
14.1	Fixed rates

100.0%	Total

Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, and our Credit Facility includes an unused fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement, effective October 2013 for a notional amount of $45.0 million. The interest rate cap agreement expired in April 2016. We incurred a premium fee of $75 in conjunction with this agreement. Prior to its expiration in April 2016, the interest rate cap agreement effectively limited the interest rate on a portion of the borrowings pursuant to the terms of our Credit Facility, which mitigated our exposure to increases in interest rates on borrowings on our Credit Facility, which are at variable rates. As of March 31, 2016, the fair value of the interest rate cap agreement was $0.

Prior to expiration in April 2016, the interest rate cap agreement entitled us to receive payments, if any, equal to the amount by which interest payments on the notional amount at the 30-day LIBOR exceed the payments on the notional amount at 6.0%.

To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2016 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (A)	Increase in Interest Income	Increase (Decrease) in Interest Expense	Net (Decrease) Increase in Net Assets Resulting from Operations
Up 300 basis points	$4,439	$2,850	$1,559
Up 200 basis points	1,721	1,900	(179)
Up 100 basis points	242	950	(708)
Down 44 basis points	(7)	(413)	407

(A)	As of March 31, 2016, our effective average LIBOR was 0.44%, therefore the largest decrease in basis points that could occur was 44 basis points.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer and treasurer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2016.

The effectiveness of our internal control over financial reporting as of March 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

May 17, 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Investment Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities as of March 31, 2016 by correspondence with the custodian and portfolio company investees, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

May 17, 2016

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2016	2015
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $191,757 and $162,598, respectively)	$180,933	$174,373
Affiliate investments (Cost of $304,856 and $310,628, respectively)	296,723	271,050
Control investments (Cost of $21,512 and $32,032, respectively)	10,000	20,630

Total investments at fair value (Cost of $518,125 and $505,258, respectively)	487,656	466,053
Cash and cash equivalents	4,481	4,921
Restricted cash and cash equivalents	1,107	260
Interest receivable	2,790	1,867
Due from custodian	1,638	4,512
Deferred financing costs, net	4,332	4,529
Other assets, net	4,256	1,379

TOTAL ASSETS	$506,260	$483,521

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $95,000 and $118,800, respectively)	$95,000	$118,800
Secured borrowing	5,096	5,096

Total borrowings	100,096	123,896
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 4,956,000 and 3,610,000 shares authorized, respectively; 4,866,000 and 3,256,000 shares issued and outstanding, respectively	121,650	81,400
Accounts payable and accrued expenses	1,054	1,271
Fees due to Adviser(A)	1,912	1,502
Fee due to Administrator(A)	311	262
Other liabilities	2,215	1,761

TOTAL LIABILITIES	227,238	210,092

Commitments and contingencies(B)
NET ASSETS	$279,022	$273,429

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 30,270,958 and 29,775,958 shares issued and outstanding, respectively	$30	$30
Capital in excess of par value	311,608	309,438
Cumulative net unrealized depreciation of investments	(30,469)	(39,204)
Cumulative net unrealized depreciation of other	(75)	(75)
Net investment income in excess of distributions	6,426	3,511
Accumulated net realized loss	(8,498)	(271)

TOTAL NET ASSETS	$279,022	$273,429

NET ASSET VALUE PER SHARE AT END OF YEAR	$9.22	$9.18

(A)	Refer to Note 4 — Related Party Transactions for additional information.
(B)	Refer to Note 11 — Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2016	2015	2014
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$16,604	$17,541	$21,190
Affiliate investments	28,071	16,844	3,625
Control investments	1,720	2,296	5,642
Cash and cash equivalents	2	4	3

Total interest income	46,397	36,685	30,460
Other income:
Non-Control/Non-Affiliate investments	3,720	4,424	1,210
Affiliate investments	838	534	1,299
Control investments	—	—	3,295

Total other income	4,558	4,958	5,804

Total investment income	50,955	41,643	36,264

EXPENSES
Base management fee(A)	9,925	7,569	6,207
Loan servicing fee(A)	6,697	4,994	4,326
Incentive fee(A)	5,179	4,975	3,983
Administration fee(A)	1,190	932	863
Interest expense on borrowings	4,154	3,539	2,075
Dividends on mandatorily redeemable preferred stock	7,963	3,921	2,850
Amortization of deferred financing costs	1,908	1,329	1,024
Professional fees	1,192	908	805
Other general and administrative expenses	1,854	1,421	1,459

Expenses before credits from Adviser	40,062	29,588	23,592

Credits to base management fee — loan servicing fee(A)	(6,697)	(4,994)	(4,326)
Credits to fees from Adviser — other(A)	(3,126)	(2,848)	(2,309)

Total expenses, net of credits to fees	30,239	21,746	16,957

NET INVESTMENT INCOME	$20,716	$19,897	$19,307

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	17,038	—	(14,834)
Affiliate investments	(11,424)	—	(1,763)
Control investments	(10,213)	(73)	24,838
Other	—	—	(29)

Total net realized (loss) gain	(4,599)	(73)	8,212
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(22,599)	37,047	(6,382)
Affiliate investments	31,446	(4,233)	(1,481)
Control investments	(110)	(2,874)	(21,343)
Other	—	450	358

Total net unrealized appreciation (depreciation)	8,737	30,390	(28,848)

Net realized and unrealized gain (loss)	4,138	30,317	(20,636)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$24,854	$50,214	$(1,329)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.68	$0.75	$0.73

Net increase (decrease) in net assets resulting from operations	$0.82	$1.88	$(0.05)

Distributions	$0.75	$0.77	$0.71

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	30,268,253	26,665,821	26,475,958

(A)	Refer to Note 4 — Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2016	2015	2014
OPERATIONS:
Net investment income	$20,716	$19,897	$19,307
Net realized (loss) gain on investments	(4,599)	(73)	8,241
Net realized loss on other	—	—	(29)
Net unrealized appreciation (depreciation) of investments	8,737	29,940	(29,206)
Net unrealized depreciation of other	—	450	358

Net increase (decrease) in net assets from operations	24,854	50,214	(1,329)

DISTRIBUTIONS:
Distributions to common stockholders from net investment income	(19,515)	(20,584)	(18,797)
Distributions to common stockholders from realized gains	(3,188)	—	—

Net decrease in net assets from distributions	(22,703)	(20,584)	(18,797)

CAPITAL ACTIVITY:
Issuance of common stock	3,663	24,420	—
Offering costs for issuance of common stock	(221)	(1,458)	—

Net increase in net assets from capital activity	3,442	22,962	—

TOTAL INCREASE (DECREASE) IN NET ASSETS	5,593	52,592	(20,126)
NET ASSETS, BEGINNING OF YEAR	273,429	220,837	240,963

NET ASSETS, END OF YEAR	$279,022	$273,429	$220,837

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$24,854	$50,214	$(1,329)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(61,896)	(132,902)	(132,203)
Principal repayments of investments	24,205	11,260	51,828
Increase in investment balance due to paid in kind interest	—	(78)	(88)
Net proceeds from the sale of investments	20,377	—	31,587
Net realized loss (gain) on investments	4,448	73	(8,241)
Net realized loss on other	—	—	29
Net unrealized (appreciation) depreciation of investments	(8,737)	(29,940)	29,206
Net unrealized depreciation of other	—	(450)	(358)
Amortization of deferred financing costs	1,908	1,329	1,024
Bad debt expense, net of recoveries	267	186	119
Changes in assets and liabilities:
(Increase) decrease in restricted cash and cash equivalents	(847)	4,981	(4,688)
(Increase) decrease in interest receivable	(1,133)	(578)	20
Decrease (increase) in due from custodian	2,874	(2,808)	(27)
(Increase) decrease in other assets, net	(2,934)	(479)	264
(Decrease) increase in accounts payable and accrued expenses	(217)	606	(345)
Increase (decrease) in fees due to Adviser(A)	410	277	(842)
Increase in fee due to Administrator(A)	49	38	3
Increase in other liabilities	454	719	429

Net cash provided by (used in) operating activities	4,082	(97,552)	(33,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,663	24,420	—
Offering costs for issuance of common stock	(221)	(1,458)	—
Proceeds from short-term loans	—	—	56,514
Repayments on short-term loans	—	—	(114,530)
Proceeds from line of credit	105,000	144,549	145,350
Repayments on line of credit	(128,800)	(87,000)	(115,100)
Proceeds from secured borrowings	—	96	—
Proceeds from issuance of mandatorily redeemable preferred stock	40,250	41,400	—
Purchase of derivatives	—	—	(75)
Deferred financing costs	(1,711)	(3,503)	(1,101)
Distributions paid to common stockholders	(22,703)	(20,584)	(18,797)

Net cash (used in) provided by financing activities	(4,522)	97,920	(47,739)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(440)	368	(81,351)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,921	4,553	85,904

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,481	$4,921	$4,553

CASH PAID DURING YEAR FOR INTEREST	$3,679	$3,310	$1,952

NON-CASH ACTIVITIES(B)	$13,944	$—	$—

(A)	Refer to Note 4 — Related Party Transactions for additional information.
(B)	2016: Significant non-cash operating activities consisted principally of the following transaction:

In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI, which had a cost basis and fair value of $17.7 million and $14.2 million, respectively. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a net realized loss of $2.8 million. We recognized this net realized loss in our Consolidated Statements of Operations during the fiscal year ended March 31, 2016.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (8.0% , Due 10/2019)(I)(Q)	$—	$—	$—
		Secured First Lien Term Loan (8.0%, Due 10/2019)(I)(Q)	5,000	5,000	5,311

				5,000	5,311
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $500 available (6.7% (0.8% Unused Fee), Due 12/2016)(L)	3,500	3,500	3,500
		Secured First Lien Term Loan (12.0%, Due 12/2019)(L)	6,433	6,443	1,191
		Secured First Lien Term Loan (12.0%, Due 12/2019)(L)	840	840	—
		Preferred Stock (2,500 shares)(C)(F)(L)		2,516	—
		Common Stock (2,500 shares)(C)(F)(L)		300	—

				13,599	4,691
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Loan (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,245,681 shares)(C)(F)(L)		7,725	5,313
		Guaranty ($2,000)(D)		—	—
		Guaranty ($279)(D)		—	—

				11,725	9,313
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Loan (10.0%, Due 8/2020)(K)	13,000	13,000	12,984
		Common Stock Warrants (6.0% ownership)(C)(F)(L)		—	1,500

				13,000	14,484
Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Loan (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(F)(L)		3,375	3,583
		Common Stock (5,372 shares)(C)(F)(L)		63	6,459

				13,351	19,955
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Loan (12.0%, Due 12/2017)(L)	10,500	10,500	10,500
		Preferred Stock (1,373 shares)(C)(F)(L)		1,373	1,386
		Common Stock (152 shares)(C)(F)(L)		152	8,222

				12,025	20,108
Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Preferred Stock (260 units)(C)(F)(L)		260	315
		Common Stock (975 units)(C)(F)(L)		—	—

				260	315
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Loan (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(F)(L)		9,583	4,813
		Common Stock (63,747 shares)(C)(F)(L)		8	—

				22,891	18,113
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Loan (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(F)(L)		3,556	4,471
		Common Stock (548 shares)(C)(F)(L)		94	934

				14,650	16,405
Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Loan (10.0%, Due 3/2018)(L)	1,375	1,375	1,375
		Secured First Lien Term Loan (12.0%, Due 3/2018)(L)	3,727	3,727	3,727
		Secured First Lien Term Loan (12.5%, Due 3/2018)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(F)(L)		777	54

				9,379	8,656
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Loan (13.0%, Due 10/2016)(I)(K)	13,560	13,560	5,082
		Preferred Stock (27,900 shares)(C)(F)(L)		2,790	—
		Common Stock (27,900 shares)(C)(F)(L)		28	—

				16,378	5,082
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Loan (12.5%, Due 12/2020)(L)	13,290	13,290	13,290
		Preferred Equity (5,660 units)(C)(F)(L)		5,660	7,712

				18,950	21,002

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal		Cost	Fair Value
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(F)(L)	$		$3,397	$4,359

					3,397	4,359
SBS, Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Loan (14.0%, Due 8/2019)(L)		11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(F)(L)			1,994	—
		Common Stock (221,500 shares)(C)(F)(L)			222	—

					13,571	11,355
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Loan (13.0%, Due 8/2018)(L)		13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(F)(L)			4,000	4,103

					17,081	17,184
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Loan (12.5%, Due 5/2018)(E)(K)		5,000	5,000	4,600
		Preferred Stock (1,499 shares)(C)(F)(L)			1,499	—
		Common Stock (600 shares)(C)(F)(L)			1	—

					6,500	4,600

Total Non-Control/Non-Affiliate Investments (represents 37.1% of total investments at fair value)					$191,757	$180,933

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Loan (11.5%, Due 3/2020)(I)(Q)		$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(Q)			7,956	22,337
		Common Stock (549,908 shares)(C)(F)(Q)			1,197	4,201
		Common Stock Warrants (465,639 shares)(C)(F)(Q)			25	3,856

					23,678	44,894
Alloy Die Casting Corp.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Loan (13.5%, Due 10/2018)(K)		12,215	12,215	11,390
		Preferred Stock (4,064 shares)(C)(F)(L)			4,064	612
		Common Stock (630 shares)(C)(F)(L)			41	—

					16,320	12,002
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Loan (13.0%, Due 12/2018)(L)		9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(F)(L)			2,922	8,593

					12,897	18,568

Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Loan (16.3%, Due 5/2020)(L)		11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(F)(L)			4,943	5,267

					16,250	16,574
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Loan (13.0%, Due 12/2019)(L)		14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(F)(L)			4,196	—

					18,196	14,000
Cambridge Sound Management, Inc.	Home and Office Furnishing, Housewares and Durable Consumer Products	Secured First Lien Term Loan (13.0%, Due 9/2019)(L)		15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(F)(L)			4,500	12,835

					19,500	27,835
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,319 shares)(C)(F)(L)			2,938	989
		Common Stock (2,319,184 shares)(C)(F)(L)			—	—

					2,938	989
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $1,000 available (12.8% (1% Unused Fee), Due 3/2017)(L)		—	—	—
		Secured First Lien Term Loan (12.8%, Due 3/2020)(L)		18,000	18,000	18,000
		Secured First Lien Term Loan (14.0%, Due 3/2020)(L)		5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(F)(L)			6,995	5,399

					30,495	28,899

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2017)(I)(L)	$4,000	$4,000	$4,000
		Secured First Lien Term Loan (4.0%, Due 8/2017)(I)(L)	2,575	2,575	2,575
		Secured First Lien Term Loan (4.0%, Due 8/2017)(I)(L)	8,795	8,795	2,073
		Secured First Lien Term Loan (5.2%, Due 8/2017)(E)(L)	1,150	1,150	—
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock (1,241 shares)(C)(F)(L)		3	—

				19,023	8,648
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Loan (12.5%, Due 2/2019)(K)	9,300	9,300	8,928
		Secured First Lien Term Loan (13.8%, Due 2/2019)(K)	2,400	2,400	2,310
		Preferred Stock (3,774 units)(C)(F)(L)		3,774	—

				15,474	11,238
GI Plastek, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Loan (13.3%, Due 7/2020)(L)	15,000	15,000	15,000
		Preferred Stock (5,150 units)(C)(F)(L)		5,150	5,672

				20,150	20,672
Head Country Food Products, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Loan (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				13,050	9,050
Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Loan (12.5%, Due 3/2020)(L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(F) (L)		1,550	2,795

				10,750	11,995
Meridian Rack & Pinion, Inc. (M)	Automobile	Secured First Lien Term Loan (13.5%, Due 12/2018)(K)	9,660	9,660	8,791
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	988

				13,041	9,779

NDLI, Inc.	Cargo Transport	Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				3,600	—
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Loan (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(F)(L)		6,180	4,159

				21,950	19,929
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Loan (14.0%, Due 9/2020)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(F)(L)		3,739	3,922
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				13,448	13,540
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Loan (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Secured First Lien Term Loan (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	7,747

				28,149	26,147
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $2,424 available (12.5%, Due 2/2018)(G)(L)	1,426	1,426	1,426
		Preferred Stock (12,998,639 shares)(C)(F)(L)		3,768	538
		Common Stock (10,089,048 shares)(C)(F)(L)		753	—

				5,947	1,964

Total Affiliate Investments (represents 60.8% of total investments at fair value).				$304,856	$296,723

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $0 available (6.5% (1.0% Unused Fee), Due 9/2016)(L)	$5,000	$5,000	$5,000
		Secured Second Lien Term Loan (10.0%, Due 8/2017)(L)	5,000	5,000	5,000
		Preferred Stock (5,517,444 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—
				21,512	10,000

Total Control Investments (represents 2.1% of total investments at fair value)				$21,512	$10,000

TOTAL INVESTMENTS(R)				$518,125	$487,656

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $461.4 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 — Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of March 31, 2016. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2016, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 11 — Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT generally is paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2016.
(I)	Debt security has a fixed interest rate.
(J)	Reserved.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount.
(R)	Cumulative gross unrealized depreciation for federal income tax purposes is $86.2 million; cumulative gross unrealized appreciation for federal income tax purposes is $60.4 million. Cumulative net unrealized depreciation is $25.8 million, based on a tax cost of $513.5 million.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	$13,081	$13,081	$13,081
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	—

				17,081	13,081
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018) (E)(K)	5,000	5,000	4,900
		Preferred Stock (1,499 shares)(C)(F)(L)		1,499	—
		Common Stock (600 shares)(C)(F)(L)		1	—

				6,500	4,900

Total Non-Control/Non-Affiliate Investments (represents 37.4% of total investments at fair value)				$162,598	$174,373

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (11.5%, Due 3/2020)(I)(L)	$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(F)(L)		7,956	8,519
		Common Stock (549,908 shares)(C)(F)(L)		1,197	—
		Common Stock Warrants (465,639 shares)(C)(F)(L)		25	—

				23,678	23,019
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	12,215	12,215	12,154
		Preferred Stock (4,064 shares)(C)(F)(L)		4,064	4,122
		Common Stock (630 shares)(C)(F)(L)		41	—

				16,320	16,276
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(F)(L)		2,922	3,447

				12,897	13,422
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $175 available (6.5% (0.8% Unused Fee), Due 12/2016)(L)	2,075	2,075	1,124
		Secured First Lien Term Debt (13.5%, Due 12/2019)(L)	6,433	6,443	3,490
		Secured First Lien Term Debt (13.5%, Due 12/2019)(L)	840	840	455
		Preferred Stock (2,250 shares)(C)(F)(L)		2,250	—
		Common Stock (2,250 shares)(C)(F)(L)		300	—

				11,908	5,069

B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Line of Credit, $700 available (10.0% (1.0% Unused Fee), Due 6/2015)(L)	700	700	700
		Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(F)(L)		4,196	4,541

				18,896	19,241
Cambridge Sound Management, Inc.	Home and Office Furnishing, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L)	15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(F)(L)		4,500	7,198

				19,500	22,198
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(F)(L)		2,864	2,315
		Common Stock (2,279,020 shares)(C)(F)(L)		—	—

				2,864	2,315
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $500 available (12.8% (1.0% Unused Fee), Due 3/2017)(J)	1,500	1,500	1,500
		Secured First Lien Term Debt (12.8%, Due 3/2020)(J)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(J)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(F)(J)		6,995	6,995

				31,995	31,995
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2016)(I)(L)	4,000	4,000	762
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	2,575	2,575	490
		Secured First Lien Term Debt (4.0%, Due 8/2016)(I)(L)	8,795	8,795	1,674
		Secured First Lien Term Debt (5.0%, Due 8/2016)(E)(L)	1,150	1,150	219
		Preferred Stock (25 shares)(C)(F)(L)		2,500	—
		Common Stock (1,241 shares)(C)(F)(L)		3	—

				19,023	3,145

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $10 available (12.5% (1.0% Unused Fee), Due 8/2015)(K)	$1,490	$1,490	$1,488
		Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,300
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,403
		Preferred Stock (3,474 units)(C)(F)(L)		3,474	3,199

				16,664	16,390
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(F)(L)		4,000	3,931

				13,050	12,981
Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Line of Credit, $500 available (10.0% (1.0% Unused Fee), Due 9/2015)(J)	—	—	—
		Secured First Lien Term Debt (12.5%, Due 3/2020)(J)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(F)(J)		1,550	1,550

				10,750	10,750
Meridian Rack & Pinion, Inc. (M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	9,612
		Preferred Stock (3,381 shares)(C)(F)(L)		3,381	3,117

				13,041	12,729
NDLI, Inc.	Cargo Transport	Secured First Lien Line of Credit, $50 available (10.5% (0.5% Unused Fee), Due 1/2016)(L)	2,875	2,875	2,308
		Secured First Lien Term Debt (11.0%, Due 1/2018)(L)	7,227	7,227	5,803
		Secured First Lien Term Debt (10.5%, Due 1/2018)(L)	3,650	3,650	2,931
		Secured First Lien Term Debt (10.5%, Due 1/2018)(E)(L)	3,650	3,650	2,930
		Preferred Stock (3,600 shares)(C)(F)(L)		3,600	—
		Common Stock (545 shares)(C)(F)(L)		—	—

				21,002	13,972

Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(F)(L)		6,180	6,657

				21,950	22,427
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,617	9,617	9,617
		Preferred Stock (37,391 shares)(C)(F)(J)		3,739	1,830
		Common Stock (90,909 shares)(C)(F)(L)		91	—

				13,447	11,447
SOG Specialty Knives & Tools LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(F)(L)		9,749	13,451

				28,149	31,851
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $853 available (12.5%, Due 2/2018)(G)(L)	2,397	2,397	375
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	5,000	5,000	782
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	2,750	2,750	430
		Secured First Lien Term Debt (12.5%, Due 2/2018)(G)(I)(L)	1,000	1,000	156
		Secured First Lien Term Debt (12.5%, Due on Demand)(G)(I)(L)	510	510	80
		Preferred Stock (3,332,765 shares)(C)(F)(L)		3,333	—
		Common Stock (7,716,320 shares)(C)(F)(L)		501	—
		Common Stock Warrants (2,372,727 shares)(C)(F)(L)		3	—

				15,494	1,823

Total Affiliate Investments (represents 58.2% of total investments at fair value)				$310,628	$271,050

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $1,250 available (10.0% (1.0% Unused Fee), Due 9/2015)(L)	$3,250	$3,250	$3,250
		Secured Second Lien Term Debt (13.5%, Due 8/2017)(L)	15,520	15,520	15,520
		Preferred Stock (6,039,387 shares)(C)(F)(L)		11,464	—
		Common Stock (88,843 shares)(C)(F)(L)		48	—

				30,282	18,770
Roanoke Industries Corp.	Buildings and Real Estate	Secured First Lien Debt (10.0%, Due 11/2019)(I)(L)	1,650	1,650	1,650
		Common Stock (57 shares)(C)(F)(L)		100	210

				1,750	1,860

Total Control Investments (represents 4.4% of total investments at fair value)				$32,032	$20,630

TOTAL INVESTMENTS(Q)				$505,258	$466,053

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $435.9 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 —Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of March 31, 2015. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2015, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to the 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10 — Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2015.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2015 best represents fair value as of March 31, 2015.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments or in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments, and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Cumulative gross unrealized depreciation for federal income tax purposes is $80.6 million; cumulative gross unrealized appreciation for federal income tax purposes is $41.4 million. Cumulative net unrealized depreciation is $39.2 million, based on a tax cost of $505.6 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and is applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services-Investment Companies (“ASC 946”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are: (a) to achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time, and (b) to provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio allocation of approximately 75.0% debt investments and 25.0% equity investments, at cost.

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 14 — Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory agreement and management agreement. Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement.

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

Consolidation

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and related notes. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities or total net assets, or statement of changes in net assets and statement of cash flows classifications.

Classification of Investments

In accordance with the BDC regulations in the 1940 Act, we classify portfolio investments on our accompanying Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations and Consolidated Schedules of Investments into the following categories:

•	Non-Control/Non-Affiliate Investments — Non-Control/Non-Affiliate investments are those that are neither control nor affiliate investments and in which we typically own less than 5.0% of the issued and outstanding voting securities;

•	Affiliate Investments — Affiliate investments are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities; and

•	Control Investments — Control investments are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

Investment Valuation Policy

Accounting Recognition

We record our investments at fair value in accordance with the FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter are generally valued at our original cost basis.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2016 and 2015, our loans to Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis at of $1.4 million and $11.7 million, or 0.4% and 3.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $1.4 million and $1.8 million, or 0.4% and 0.5% of the fair value of all debt investments in our portfolio, respectively.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of March 31, 2016 and 2015, we did not have any loans with a PIK interest component. During the year ended March 31, 2016, we did not record any PIK income, nor did we collect any PIK interest in cash. During each of the years ended March 31, 2015 and 2014, we recorded PIK income of $0.1 million and collected PIK interest in cash of $0.2 million and $0 million, respectively.

Other Income Recognition

We generally record success fee income upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded $1.6 million, $1.4 million, and $4.2 million of success fee income during the years ended March 31, 2016, 2015, and 2014, respectively

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. We recorded $2.9 million, $3.5 million, and $1.4 million of dividend income during the years ended March 31, 2016, 2015, and 2014, respectively.

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

Restricted Cash and Cash Equivalents

Restricted cash is generally cash held in escrow received as part of an investment exit. Restricted cash is carried at cost, which approximates fair value.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing, including lender fees and legal fees. Costs associated with the issuance of our mandatorily redeemable preferred stock and certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. See Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

Related Party Fees

We have entered into an investment advisory and management agreement (the “Advisory Agreement”) with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (our “Credit Facility”).

We have entered into an administration agreement (the “Administration Agreement”) with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services. These fees are accrued when the services are performed and generally paid one month in arrears. Refer to Note 4 — Related Party Transactions for additional information regarding these related party fees and agreements.

Federal Income Taxes

We intend to continue to qualify for treatment as a RIC under subchapter M of the Code, which generally allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. We intend to continue to make sufficient distributions to qualify as a RIC and to generally limit taxable income.

Refer to Note 10 — Federal and State Income Taxes for additional information regarding our RIC requirements.

FASB ASC 740, Income Taxes (“ASC 740”) requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2015, 2014, and 2013 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to distribute at least 90% of our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”) for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to pay out as a distribution up to 100% of those amounts. The amount to be paid is determined by our Board of Directors each quarter and is based on the annual earnings estimated by our management. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. At fiscal year-end, we may elect to treat a portion of the first distributions paid after year-end as having been paid in the prior year in accordance with Section 855(a) of the Code. Additionally, we may pay a special distribution in addition to the monthly distributions to ensure that we have paid out at least 90% of our Investment Company Taxable Income for the year. We may retain some or all of our long-term capital gains, if any, but we generally intend to treat the retained amounts as deemed distributions. If we decide to retain long-term capital gains and treat them as deemed distributions, the portion of the retained long-term capital gains, net of any capital loss carryforward, if applicable, will be subject to a 35.0% federal tax.

Refer to Note 9 — Distributions to Common Stockholders for further information.

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stock.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related. We are currently assessing the impact of ASU 2016-06 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. We are currently assessing the impact of ASU 2016-01 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain aspects of ASU 2016-01 relating to the recognition of changes in fair value of financial liabilities when the fair value option is elected.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU-2015-03”), which simplifies the presentation of debt issuance costs. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. We are currently assessing the impact of ASU 2015-03 and ASU 2015-15 and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. ASU 2015-15 was effective immediately.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for annual periods ending after December 31, 2016 and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), as amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), and in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09, as amended, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

As of March 31, 2016 and 2015, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended March 31, 2016 and 2015, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our portfolio investments carried at fair value as of March 31, 2016 and 2015, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type. All investments are primarily valued using Level 3 inputs within the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities March 31,
	2016	2015
Non-Control/Non-Affiliate Investments
Secured first lien debt	$92,343	$86,586
Secured second lien debt	35,366	26,336
Preferred equity	31,696	40,217
Common equity/equivalents	21,528	21,234

Total Non-Control/Non-Affiliate Investments	180,933	174,373
Affiliate Investments
Secured first lien debt	182,694	176,059
Secured second lien debt	24,118	24,118
Preferred equity	81,854	70,873
Common equity/equivalents	8,057	—

Total Affiliate Investments	296,723	271,050
Control Investments
Secured first lien debt	5,000	4,900
Secured second lien debt	5,000	15,520
Preferred equity	—	—
Common equity/equivalents	—	210

Total Control Investments	10,000	20,630

Total investments at fair value using Level 3 inputs	$487,656	$466,053

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2016 and 2015. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2016	Fair Value as of March 31, 2015	Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of March 31, 2016	Range / Weighted Average as of March 31, 2015
Secured first lien debt(A)	$238,707	$212,954	TEV	EBITDA multiple	4.4x – 8.2x / 6.3x	4.2x –18.2x / 6.8x
				EBITDA	$970 - $8,713/ $3,374	$712 - $5,871 / $3,185

				Discount Rate	20.0% - 20.0% / 20.0%	—

	41,330	54,591	Yield Analysis	Discount Rate	14.2% - 17.7% / 16.4%	5.0% - 13.7% /11.3%

Secured second lien debt(B)	46,418	56,938	TEV	EBITDA multiple	5.5x – 6.2x / 5.9x	4.8x – 7.0x / 6.2x
				EBITDA	$2,718 - $4,851 / $3,790	$1,135 - $5,462 / $3,677

	18,066	9,036	Yield Analysis	Discount Rate	10.1% - 20.0% / 15.1%	20.5% - 20.5% / 20.5%

Preferred equity(C)	113,550	111,090	TEV	EBITDA multiple	4.4x – 8.2x /6.4x	3.6x – 18.2x / 6.6x
				EBITDA	$0 - $76,487 / $3,565	$712 - $29,235 / $3,749

				Discount Rate	20.0% - 20.0% / 20.0%	—

				Revenue multiple	0.2x – 0.5x / 0.4x	—

				Revenue	$29,300 - $56,937 / $42,761	—

Common equity/equivalents(D)	29,585	21,444	TEV	EBITDA multiple	4.4x – 11.0x / 8.7x	3.6x – 18.2x / 9.4x
				EBITDA	$0 - $76,487 / $820	$712 - $15,240 / $9,149

				Discount Rate	20.0% - 20.0% / 20.0%	—

				Revenue multiple	0.2x – 0.5x / 0.2x	—
				Revenue	$29,300 - $56,937 / $56,937	—

Total	$487,656	$466,053

(A)	March 31, 2016 includes one proprietary debt investment for $5.3 million, which was valued at the expected payoff amount. March 31, 2015 includes two new proprietary debt investments for a combined $34.2 million, which were valued at cost.
(B)	March 31, 2016 includes one proprietary debt investment for $14.5 million, which was valued at the expected payoff amount.
(C)	March 31, 2016 includes one proprietary equity investment for $22.3 million, which was valued at the expected exit amount. March 31, 2015 includes two new proprietary equity investments for a combined $8.5 million, which were valued at cost.
(D)	March 31, 2016 includes two proprietary equity investments for a combined $8.1 million, which were valued at the expected exit amount.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in discount rates or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value of our portfolio, broken out by security type, during the years ended March 31, 2016 and 2015 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2016:
Fair value as of March 31, 2015	$267,545	$65,974	$111,090	$21,444	$466,053
Total gain (loss):
Net realized (loss) gain(A)	(11,316)	(10,520)	17,039	349	(4,448)
Net unrealized appreciation (depreciation)(B)	5,123	(5,932)	6,012	8,099	13,302
Reversal of previously recorded depreciation (appreciation) upon realization(B)	9,572	3,462	(17,492)	(107)	(4,565)
New investments, repayments and settlements(C):
Issuances / originations	45,502	13,000	17,089	249	75,840
Settlements / repayments	(36,389)	(1,500)	—	—	(37,889)
Sales	—	—	(20,188)	(449)	(20,637)
Transfers	—	—	—	—	—

Fair value as of March 31, 2016	$280,037	$64,484	$113,550	$29,585	$487,656

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2015:
Fair value as of March 31, 2014	$174,382	$66,315	$62,901	$10,795	$314,393
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	7,109	(6,091)	18,525	10,397	29,940
Reversal of previously-recorded depreciation (appreciation) upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	97,604	5,750	27,724	1,902	132,980
Settlements / repayments	(11,200)	—	(60)	—	(11,260)
Sales	—	—	—	—	—
Transfers(D)	(350)	—	2,000	(1,650)	—

Fair Value as of March 31, 2015	$267,545	$65,974	$111,090	$21,444	$466,053

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2016 and 2015.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2016 and 2015.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	2015: Transfers represent $2.0 million of secured first lien debt of B-Dry, LLC (“B-Dry”), which was converted into preferred equity, and $1.7 million of common equity of Roanoke Industries Corp., which was converted to secured first lien term debt.

Investment Activity

During the year ended March 31, 2016, the following significant transactions occurred:

•	In May 2015, we invested $16.3 million in Brunswick Bowling Products, Inc. (“Brunswick”) through a combination of secured first lien debt and equity. Brunswick, headquartered in Muskegon, Michigan, is a leader in the recreation industry and provides industry expertise, products, installation and maintenance for the development and renovation of new and existing centers as well as mixed-use facilities across the entertainment industry.

•	In June 2015, we sold our investment in Roanoke Industries Corp. (“Roanoke”). As a result of the sale, we received net cash proceeds of $0.3 million, resulting in a realized gain of $0.2 million. In addition, we received full repayment of our debt investment of $1.7 million.

•	In July 2015, we invested $20.9 million in GI Plastek, Inc. (“GI Plastek”) through a combination of secured first lien debt and equity. GI Plastek, headquartered in Wolfeboro, New Hampshire, is a value-added provider of advanced manufacturing solutions for various non-automotive end markets.

•	In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a realized loss of $2.8 million. Diligent, headquartered in Houston, Texas, has provided professional delivery services since 1994.

•	In September 2015, we sold our investment in Cavert II Holding Corp. As a result of the sale, we received cash proceeds of $3.4 million, resulting in dividend income of $1.5 million and repayment of our equity investment at its cost basis of $1.8 million.

•	In October 2015, we sold our investment in Funko, LLC (“Funko”), which resulted in dividend and other income of $0.3 million and a realized gain of $17.0 million. In connection with the sale, we received net cash proceeds of $15.3 million, full repayment of our debt investment of $9.5 million, receivables of $3.3 million, recorded within Other assets, net on the accompanying Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko with a combined cost basis and fair value of $0.3 million at the close of the transaction. Additionally, we recorded a tax liability of $9.9 million for the net unrealized built-in gain that was realized upon the sale, of which $8.5 million was subsequently paid. The remaining tax liability of $1.4 million is included within Other liabilities on the accompanying Consolidated Statement of Assets and Liabilities.

•	In December 2015, we invested $19.0 million in Nth Degree, Inc. (“Nth Degree”) through a combination of secured first lien debt and preferred equity. Nth Degree, headquartered outside of Atlanta, Georgia, is a multifaceted face-to-face event marketing and management services organization.

•	In December 2015, we restructured our investment in Galaxy Tool Holding Corporation (“Galaxy”). As a result of the restructure, we converted debt with a cost basis of $10.5 million into preferred equity with a new cost basis and fair value of $0, which resulted in a realized loss of $10.5 million.

•	In December 2015, we restructured our investment in Tread. As a result of the restructure, we converted debt with a cost basis of $9.26 million into preferred equity with a new cost basis and fair value of $0.4 million. As part of the transaction, we also exercised our existing common stock warrants for an exercise price of $0.2 million. As a result of the transaction, we recognized a realized loss of $8.6 million.

Investment Concentrations

As of March 31, 2016, our investment portfolio consisted of investments in 36 portfolio companies located in 19 states across 17 different industries with an aggregate fair value of $487.7 million. Our investments in Acme Cryogenics, Inc. (“Acme”), Counsel Press, Inc. (“Counsel Press”), Cambridge Sound Management, Inc. (“Cambridge”), SOG Specialty Knives & Tools, LLC (“SOG”), and Nth Degree, represent our five largest portfolio investments at fair value, and collectively comprised $148.8 million, or 30.5%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of March 31, 2016 and 2015:

	March 31, 2016				March 31, 2015
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$296,247	57.2%	$280,037	57.4%	$298,448	59.1%	$267,545	57.4%
Secured second lien debt	72,978	14.1	64,484	13.2	71,998	14.2	65,974	14.2

Total debt	369,225	71.3	344,521	70.6	370,446	73.3	333,519	71.6
Preferred equity	141,702	27.3	113,550	23.3	127,762	25.3	111,090	23.8
Common equity/equivalents	7,198	1.4	29,585	6.1	7,050	1.4	21,444	4.6

Total equity/equivalents	148,900	28.7	143,135	29.4	134,812	26.7	132,534	28.4

Total investments	$518,125	100.0%	$487,656	100.0%	$505,258	100.0%	$466,053	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Chemicals, Plastics, and Rubber	$90,602	18.6%	$49,312	10.6%
Home and Office Furnishings, House wares, and Durable Consumer Products	86,811	17.8	70,533	15.1
Diversified/Conglomerate Manufacturing	64,986	13.3	62,996	13.5
Diversified/Conglomerate Service	49,901	10.2	31,995	6.9
Leisure, Amusement, Motion Pictures, Entertainment	43,330	8.9	44,931	9.6
Automobile	24,402	5.0	24,530	5.3
Farming and Agriculture	21,005	4.3	22,438	4.8
Containers, Packaging, and Glass	20,108	4.1	19,447	4.2
Machinery (Non-agriculture, Non-construction, Non-electronic)	20,011	4.1	30,397	6.5
Cargo Transport	14,484	3.0	13,972	3.0
Telecommunications	14,000	2.9	19,241	4.1
Textiles and Leather	11,995	2.5	10,750	2.3
Aerospace and Defense	10,000	2.1	18,770	4.0
Beverage, Food and Tobacco	9,050	1.8	12,982	2.8
Personal and Non-Durable Consumer Products (Manufacturing Only)	315	0.1	25,008	5.4
Other < 2.0%	6,656	1.3	8,751	1.9

Total investments	$487,656	100.0%	$466,053	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2016 and 2015:

	March 31, 2016		March 31, 2015
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$183,265	37.6%	$133,814	28.7%
South	129,934	26.6	133,703	28.7
West	124,713	25.6	161,444	34.6
Midwest	49,744	10.2	37,092	8.0

Total investments	$487,656	100.0%	$466,053	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2016:

		Amount(A)
For the fiscal years ending March 31:	2017	$22,060
	2018	87,660
	2019	81,681
	2020	115,609
	2021	62,215
	Thereafter	—

	Total contractual repayments	$369,225
	Investments in equity securities	148,900

	Total cost basis of investments held as of March 31, 2016:	$518,125

(A)	Subsequent to March 31, 2016, two debt investments with principal balances of $13.6 million and $13.3 million, which previously had maturity dates during the fiscal years ending March 31, 2017 and 2018, respectively, were extended to mature during the fiscal years ending March 31, 2018 and 2021, respectively. In addition, one debt investment with a principal balance of $14.5 million maturing during the fiscal year ending March 31, 2020 was repaid at par.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2016 and March 31, 2015, we had gross receivables from portfolio companies of $1.0 million and $1.5 million, respectively. The allowance for uncollectible receivables was $0.4 million and $0.3 million as of March 31, 2016 and March 31, 2015, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to our Credit Facility, each as described below. On July 14, 2015, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2016.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser and the Adviser is also 100% indirectly owned and controlled by Mr. Gladstone.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated voluntary, non-contractual and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2016	2015	2014
Average total assets subject to base management fee(A)	$496,250	$378,450	$310,350
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%

Base management fee(B)	9,925	7,569	6,207
Credits to fees from Adviser — other(B)	(3,126)	(2,848)	(2,309)

Net base management fee	$6,799	$4,721	$3,898

Loan servicing fee(B)	6,697	4,994	4,326
Credits to base management fee — loan servicing fee(B)	(6,697)	(4,994)	(4,326)

Net loan servicing fee	$—	$—	$—

Incentive fee(B)	5,179	4,975	3,983
Credits to fees from Adviser — other (B)	—	—	—

Net incentive fee	$5,179	$4,975	$3,983

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.2 million, $0.1 million, and $0.5 million for the years ended March 31, 2016, 2015, and 2014, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily for the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through March 31, 2016, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through March 31, 2016.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies during the years ended March 31, 2016, 2015, and 2014 totaled $0.6 million, $1.1 million, and $1.2 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2016	2015
Base management and loan servicing fee due to Adviser, net of credits	$647	$191
Incentive fee due to Adviser	1,224	1,249
Other due to Adviser	41	62

Total fees due to Adviser	$1,912	$1,502
Fee due to Administrator	$311	$262

Total related party fees due	$2,223	$1,764

Net co-investment expenses payable to Gladstone Capital (for reimbursement purposes) and payables to other affiliates totaled $19 and $305 as of March 31, 2016 and 2015, respectively. These amounts were paid in full in the quarter subsequent to being incurred and have been included in Other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2016 and 2015, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On June 26, 2014, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 1 to the Fifth Amended and Restated Credit Agreement originally entered into on April 30, 2013, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender; other lenders; and the Adviser, as servicer, to extend the revolving period and reduce the interest rate of our Credit Facility. The revolving period was extended to June 26, 2017, and if not renewed or extended by June 26, 2017, all principal and interest will be due and payable on or before June 26, 2019 (two years after the revolving period end date). In addition, we have retained a one-year extension option, to be agreed upon by all parties, which may be exercised on or before June 26, 2016 and upon exercise, the options would extend the revolving period to June 26, 2018 and the maturity date to June 26, 2020. Subject to certain terms and conditions, our Credit Facility can be expanded to a total facility amount of $250.0 million, through additional commitments of existing or new committed lenders. Advances under our Credit Facility generally bear interest at 30-day LIBOR, plus 3.25% per annum, and our Credit Facility includes a fee of 0.50% on undrawn amounts. Once the revolving period ends, the interest rate margin increases to 3.75% for the period from June 26, 2017 to June 26, 2018, and further increases to 4.25% through maturity. We incurred fees of $0.4 million in connection with this amendment.

On September 19, 2014, we further increased our borrowing capacity under our Credit Facility to $185.0 million by entering into Joinder Agreements pursuant to our Credit Facility, by and among Business Investment, KeyBank, the Adviser and other lenders. We incurred fees of $1.3 million in connection with this expansion.

The following tables summarize noteworthy information related to our Credit Facility:

	As of March 31,
	2016	2015
Commitment amount	$185,000	$185,000
Borrowings outstanding at cost	95,000	118,800
Availability(A)	90,000	66,200

	For the Years Ended March 31,
	2016	2015	2014
Weighted average borrowings outstanding	$94,608	$79,158	$34,632
Effective interest rate(B)	4.04%	3.98%	4.90%
Commitment (unused) fees incurred	$465	$347	$318

(A)	Availability subject to various constraints imposed under our Credit Facility.
(B)	Excludes the impact of deferred financing fees and includes weighted average unused commitment fees.

Interest is payable monthly during the term of our Credit Facility. Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Investment, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.

Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally seeks to restrict distributions on our common stock to the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Business Investment is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of March 31, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of

March 31, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $396.3 million, an asset coverage ratio on our senior securities representing indebtedness of 483.8%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of March 31, 2016, we had 29 obligors. As of March 31, 2016, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement with KeyBank effective October 2013 and expiring April 2016. The agreement effectively limits the interest rate on a portion of our borrowings under our Credit Facility and provides that the interest rate on $45.0 million of our borrowings is capped at 6.0%, plus 3.25% per annum, when 30-day LIBOR is in excess of 6.0%. We incurred a premium fee of $75 in conjunction with this agreement, which is recorded in Other assets on our accompanying Consolidated Statements of Assets and Liabilities. As of March 31, 2016 and 2015, the fair value of our interest rate cap agreement was $0.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. Accounting Standards Codification Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Consolidated Statements of Assets and Liabilities reflects the entire secured second lien term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated fixed interest rate of 7.0% and a maturity date of January 3, 2018. Subsequent to March 31, 2016, the secured borrowing was extended to mature on January 3, 2021.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” to our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of March 31, 2016 and 2015, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. At each of March 31, 2016 and 2015, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility, carried at fair value on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2016 and 2015 using Level 3 inputs of the hierarchy established by ASC 820, and a roll-forward of the changes in fair value during the years ended March 31, 2016 and 2015:

	Level 3 — Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2016	2015
Credit Facility	$95,000	$118,800

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)
Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Year ended March 31, 2016:
Fair value at March 31, 2015	$118,800
Borrowings	105,000
Repayments	(128,800)

Fair value at March 31, 2016	$95,000

Year ended March 31, 2015:
Fair value at March 31, 2014	$61,701
Borrowings	144,549
Repayments	(87,000)
Net unrealized depreciation(A)	(450)

Fair value at March 31, 2015	$118,800

(A)	Included in net unrealized depreciation of other on our accompanying Consolidated Statement of Operations for the period ended March 31, 2015.

The fair value of the collateral under our Credit Facility was $461.4 million and $435.9 million as of March 31, 2016 and 2015, respectively.

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

In November 2014, we completed a public offering of 1,656,000 shares of 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”) at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $39.7 million. We incurred $1.7 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending December 31, 2021, the mandatory redemption date.

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

In March 2012, we completed a public offering of 1,600,000 shares of 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock” or “Series A”) at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.0 million. We incurred $2.0 million in total offering costs related to these transactions, which have been recorded as deferred financing costs on our accompanying Consolidated Statements of Assets and Liabilities and will be amortized over the redemption period ending February 28, 2017, the mandatory redemption date.

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

The asset coverage on our senior securities that are stock (our Series A Term Preferred, Series B Term Preferred, and Series C Term Preferred Stock) as of March 31, 2016 was 221.4%, calculated pursuant to Section 18 of the 1940 Act.

The following tables summarize our Series A Term Preferred Stock, Series B Term Preferred Stock, and Series C Term Preferred Stock outstanding as of March 31, 2016 and 2015:

As of March 31, 2016:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250

Total as of March 31, 2016					4,866,000	$25.00	$121,650

As of March 31, 2015:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400

Total as of March 31, 2015					3,256,000	$25.00	$81,400

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable term preferred stock during the years ended March 31, 2016, 2015, and 2014:

For the Year Ended March 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 14, 2015	April 24, 2015	May 5, 2015	$0.1484375	$0.140625	$—
April 14, 2015	May 19, 2015	May 29, 2015	0.1484375	0.140625	—
April 14, 2015	June 19, 2015	June 30, 2015	0.1484375	0.140625	—
May 14, 2015(A)	June 19, 2015	June 30, 2015	—	—	0.221181
July 14, 2015	July 24, 2015	August 4, 2015	0.1484375	0.140625	0.135417
July 14, 2015	August 20, 2015	August 31, 2015	0.1484375	0.140625	0.135417
July 14, 2015	September 21, 2015	September 30, 2015	0.1484375	0.140625	0.135417
October 13, 2015	October 26, 2015	November 4, 2015	0.1484375	0.140625	0.135417
October 13, 2015	November 17, 2015	November 30, 2015	0.1484375	0.140625	0.135417
October 13, 2015	December 18, 2015	December 31, 2015	0.1484375	0.140625	0.135417
January 12, 2016	January 22, 2016	February 2, 2016	0.1484375	0.140625	0.135417
January 12, 2016	February 18, 2016	February 29, 2016	0.1484375	0.140625	0.135417
January 12, 2016	March 21, 2016	March 31, 2016	0.1484375	0.140625	0.135417

		Total	$1.7812500	$1.687500	$1.439934

(A)	Represents a combined dividend for a prorated month of May 2015, based upon the issuance date of our Series C Term Preferred Stock, combined with a full month of June 2015.

For the Year Ended March 31, 2015:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share
April 8, 2014	April 21, 2014	April 30, 2014	$0.1484375	$—
April 8, 2014	May 20, 2014	May 30, 2014	0.1484375	—
April 8, 2014	June 19, 2014	June 30, 2014	0.1484375	—
July 15, 2014	July 25, 2014	August 5, 2014	0.1484375	—
July 15, 2014	August 20, 2014	August 29, 2014	0.1484375	—
July 15, 2014	September 19, 2014	September 30, 2014	0.1484375	—
October 7, 2014	October 22, 2014	October 31, 2014	0.1484375	—
October 7, 2014	November 17, 2014	November 26, 2014	0.1484375	—
October 7, 2014	December 19, 2014	December 31, 2014	0.1484375	—
November 24, 2014(A)	December 19, 2014	December 31, 2015	—	0.225000
January 12, 2015	January 23, 2015	February 3, 2015	0.1484375	0.140625
January 12, 2015	February 18, 2015	February 27, 2015	0.1484375	0.140625
January 12, 2015	March 20, 2015	March 31, 2015	0.1484375	0.140625

		Total	$1.7812500	$0.646875

(A)	Represents a combined dividend for a prorated month of November 2014, based upon the issuance date of our Series B Term Preferred Stock, combined with a full month of December 2014.

For the Year Ended March 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share
April 9, 2013	April 22, 2013	April 30, 2013	$0.1484375
April 9, 2013	May 20, 2013	May 31, 2013	0.1484375
April 9, 2013	June 19, 2013	June 28, 2013	0.1484375
July 9, 2013	July 19, 2013	July 31, 2013	0.1484375
July 9, 2013	August 21, 2013	August 30, 2013	0.1484375
July 9, 2013	September 18, 2013	September 30, 2013	0.1484375
October 8, 2013	October 22, 2013	October 31, 2013	0.1484375
October 8, 2013	November 14, 2013	November 29, 2013	0.1484375
October 8, 2013	December 16, 2013	December 31, 2013	0.1484375
January 7, 2014	January 22, 2014	January 31, 2014	0.1484375
January 7, 2014	February 19, 2014	February 28, 2014	0.1484375
January 7, 2014	March 17, 2014	March 31, 2014	0.1484375

		Total	$1.7812500

The tax character of dividends paid by us to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost as of March 31, 2016 and 2015. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations at the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of March 31, 2016 and 2015, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of March 31,
	2016	2015
Series A Term Preferred Stock	$40,944	$41,472
Series B Term Preferred Stock	40,738	42,228
Series C Term Preferred Stock	38,849	—

Total	$120,531	$83,700

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

Common Equity Offering

On March 13, 2015, we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below our then current NAV per share. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $23.0 million, which was used to repay borrowings under our Credit Facility. In April 2015, the underwriters exercised their option to purchase an additional 495,000 shares at the public offering price of $7.40 per share to cover over-allotments, which resulted in gross proceeds of $3.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, of $3.4 million.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase (decrease) in net assets resulting from operations per common share for the years ended March 31, 2016, 2015, and 2014:

	Year Ended March 31,
	2016	2015	2014
Numerator: net increase (decrease) in net assets resulting from operations	$24,854	$50,214	$(1,329)
Denominator: basic and diluted weighted average common shares	30,268,253	26,665,821	26,475,958

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.82	$1.88	$(0.05)

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our common stockholders 90% of our Investment Company Taxable Income. The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based upon management’s estimate of the Investment Company Taxable Income. Based on that estimate, our Board of Directors declares three monthly distributions to common stockholders each quarter.

The federal income tax characteristics of all distributions (including preferred stock dividends) will be reported to stockholders on the Internal Revenue Service Form 1099 after the end of each calendar year. For calendar years ended December 31, 2015, 2014 and 2013, 100% of distributions to common stockholders during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to our common stockholders for the years ended March 31, 2016, 2015 and 2014:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	April 14, 2015	April 24, 2015	May 5, 2015	$0.0625
	April 14, 2015	May 19, 2015	May 29, 2015	0.0625
	April 14, 2015	June 19, 2015	June 30, 2015	0.0625
	July 14, 2015	July 24, 2015	August 4, 2015	0.0625
	July 14, 2015	August 20, 2015	August 31, 2015	0.0625
	July 14, 2015	September 21, 2015	September 30, 2015	0.0625
	October 13, 2015	October 26, 2015	November 4, 2015	0.0625
	October 13, 2015	November 17, 2015	November 30, 2015	0.0625
	October 13, 2015	December 18, 2015	December 31, 2015	0.0625
	January 12, 2016	January 22, 2016	February 2, 2016	0.0625
	January 12, 2016	February 18, 2016	February 29, 2016	0.0625
	January 12, 2016	March 21, 2016	March 31, 2016	0.0625

		Year Ended March 31, 2016:		$0.75

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	April 8, 2014	April 21, 2014	April 30, 2014	$0.06
	April 8, 2014	May 20, 2014	May 30, 2014	0.06
	April 8, 2014	June 19, 2014	June 30, 2014	0.06
	July 15, 2014	July 25, 2014	August 5, 2014	0.06
	July 15, 2014	August 20, 2014	August 29, 2014	0.06
	July 15, 2014	September 19, 2014	September 30, 2014	0.06
	October 7, 2014	October 22, 2014	October 31, 2014	0.06
	October 7, 2014	November 17, 2014	November 26, 2014	0.06
	October 7, 2014	December 19, 2014	December 31, 2014	0.06
	October 7, 2014	December 19, 2014	December 31, 2014	0.05	(A)
	January 12, 2015	January 23, 2015	February 3, 2015	0.06
	January 12, 2015	February 18, 2015	February 27, 2015	0.06
	January 12, 2015	March 20, 2015	March 31, 2015	0.06

		Year Ended March 31, 2015:		$0.77

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2014	April 9, 2013	April 22, 2013	April 30, 2013	$0.05
	April 9, 2013	May 20, 2013	May 31, 2013	0.05
	April 9, 2013	June 19, 2013	June 28, 2013	0.05
	July 9, 2013	July 17, 2013	July 31, 2013	0.05
	July 9, 2013	August 19, 2013	August 30, 2013	0.05
	July 9, 2013	September 16, 2013	September 30, 2013	0.05
	October 8, 2013	October 22, 2013	October 31, 2013	0.06
	October 8, 2013	November 14, 2013	November 29, 2013	0.06
	October 8, 2013	November 18, 2013	November 29, 2013	0.05	(A)
	October 8, 2013	December 16, 2013	December 31, 2013	0.06
	January 7, 2014	January 22, 2014	January 31, 2014	0.06
	January 7, 2014	February 19. 2014	February 28, 2014	0.06
	January 7, 2014	March 17, 2014	March 31, 2014	0.06

		Year Ended March 31, 2014:		$0.71

(A)	A special distribution of $0.05 per share of common stock was declared by our Board of Directors.

Aggregate distributions to our common stockholders declared quarterly and paid for the years ended March 31, 2016, 2015 and 2014 were approximately $22.7 million, $20.6 million, and $18.8 million, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For each of the fiscal years ended March 31, 2016, 2015, and 2014, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.9 million, $3.9 million, and $3.9 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2016	2015
Common stock	$30	$30
Capital in excess of par value	311,608	309,438
Cumulative unrealized depreciation of investments	(30,469)	(39,204)
Cumulative unrealized depreciation of other	(75)	(75)
Undistributed ordinary income	6,878	3,866
Capital loss carryforward	(13,604)	(288)
Other temporary differences	4,654	(354)
Other	—	16

Net Assets	$279,022	$273,429

We generally intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through a deemed distribution. As of March 31, 2016, none of our of capital loss carryforwards have expiration dates. We had no deemed distributions during the years ended March 31, 2016, 2015, and 2014.

For the years ended March 31, 2016 and 2015, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2016	2015
Undistributed net investment income	$1,712	$584
Accumulated net realized gain	(441)	—
Paid-in-capital	(1,271)	(584)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in amount up to 100% of our investment company taxable income. Because we have distributed more than 90% of our Investment Company Taxable Income, no income tax provisions have been recorded for the years ended March 31, 2016, 2015, and 2014.

In an effort to limit certain federal excise taxes imposed on RICs, we generally distribute to our stockholders, during each calendar year, an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We incurred an excise tax of $0.3 million, $0.1 million, and $0.3 million for the calendar years ended December 31, 2015, 2014 and 2013, respectively.

Under the RIC Modernization Act, we are permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during those future taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital losses. Our capital loss carryforward balance as of March 31, 2016 and 2015 was $13.6 million and $0.3 million, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2016 and 2015, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of March 31, 2016 and 2015.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of March 31, 2016 and 2015 was $5.1 million and $4.4 million, respectively. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of March 31, 2016 and 2015 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of one of our portfolio companies. During the years ended March 31, 2016 and 2015, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties as of March 31, 2016 and 2015 to be immaterial.

As of March 31, 2016, the following guaranties were outstanding:

•	In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February of each subsequent year through February 2016 and expires in February 2017, unless it is renewed again by us, CCE and Agricredit.

•	In April 2010, we executed a guaranty of vendor recourse for individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $0.3 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. These individual transactions have terms to maturity that expire in October 2016.

The following table summarizes the principal balances of unused line of credit and other uncalled capital commitments and guaranties as of March 31, 2016 and 2015, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2016	2015
Unused line of credit and other uncalled capital commitments	$10,564	$10,031
Guaranties	2,279	2,593

Total	$12,843	$12,624

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2016	2015	2014	2013	2012
Per Common Share Data:
Net asset value, at beginning of year (A)	$9.18	$8.34	$9.10	$9.38	$9.00
Income from investment operations(B)
Net investment income	0.68	0.75	0.73	0.68	0.62
Net realized (loss) gain on sale of investments and other	(0.15)	—	0.31	0.03	0.23
Net unrealized appreciation (depreciation) of investments and other	0.29	1.13	(1.09)	—	0.14

Total from investment operations	0.82	1.88	(0.05)	0.71	0.99

Effect of equity capital activity (B)
Cash distributions to common stockholders from net investment income(C)	(0.64)	(0.77)	(0.71)	(0.60)	(0.61)
Cash distributions to common stockholders from realized gains(C)	(0.11)	—	—	—	—
Shelf registration offering costs	(0.01)	(0.03)	—	(0.08)	—
Net dilutive effect of equity offering(D)	(0.03)	(0.22)	—	(0.31)	—

Total from equity capital activity	(0.79)	(1.02)	(0.71)	(0.99)	(0.61)

Other, net(B)(E)	0.01	(0.02)	—	—	—

Net asset value at end of year(A)	$9.22	$9.18	$8.34	$9.10	$9.38

Per common share market value at beginning of year	$7.40	$8.27	$7.31	$7.57	$7.79
Per common share market value at end of year	7.02	7.40	8.27	7.31	7.57
Total investment return(F)	4.82%	11.96%	24.26%	4.73%	5.58%
Common stock outstanding at end of year(A)	30,270,958	29,775,958	26,475,958	26,475,958	22,080,133

Statement of Assets and Liabilities Data:
Net assets at end of year	$279,022	$273,429	$220,837	$240,963	$207,216
Average net assets(G)	276,293	229,350	231,356	216,751	204,595

Senior Securities Data:
Total borrowings, at cost	$100,096	$123,896	$66,250	$94,016	$76,005
Mandatorily redeemable preferred stock	121,650	81,400	40,000	40,000	40,000

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)	10.94%	9.48%	7.33%	6.48%	3.67%
Ratio of net investment income to average net assets(I)	7.50	8.68	8.35	7.61	6.72

(A)	Based on actual shares outstanding at the end of the corresponding year.
(B)	Based on weighted average basic common share data for the corresponding year.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the years ended March 31, 2016, 2015 and 2013, the dilution is the result of issuing common shares at a price below then current NAV.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning of the year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting year.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of any voluntary, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets would have been 14.50%, 12.90%, 10.20%, 8.81%, and 5.71% for the fiscal years ended March 31, 2016, 2015, 2014, 2013, and 2012, respectively.
(I)	Had we not received any voluntary, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 3.94%, 5.26%, 5.48%, 5.28%, and 4.25% for the fiscal years ended March 31, 2016, 2015, 2014, 2013, and 2012, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Quarter Ended
Year ended March 31, 2016	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Total investment income	$12,706	$13,740	$12,068	$12,441
Net investment income	5,163	6,023	4,631	4,899
Net increase (decrease) in net assets resulting from operations	8,559	(110)	(6,213)	22,618
Net increase (decrease) in net assets resulting from operations per weighted average common share – basic & diluted	$0.29	$—	$(0.21)	$0.74

	Quarter Ended
Year ended March 31, 2015	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Total investment income	$9,837	$9,071	$11,562	$11,173
Net investment income	4,859	4,204	5,839	4,995
Net increase in net assets resulting from operations	10,770	2,697	7,589	29,158
Net increase in net assets resulting from operations per weighted average common share – basic & diluted	$0.41	$0.10	$0.29	$1.08

NOTE 14. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

We had two unconsolidated subsidiaries, Galaxy and SOG, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X during at least one of the years ended March 31, 2016, 2015 and 2014. Accordingly, audited and unaudited financial statements, as applicable, for these subsidiaries have been included as exhibits to this Form 10-K pursuant to Rule 3-09.

We had two additional unconsolidated subsidiaries, D.P.M.S., Inc. (“Danco”) and Venyu Solutions, Inc. (“Venyu”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X during at least one of the years ended March 31, 2016, 2015 and 2014, respectively. Accordingly, summarized, comparative financial information is presented below pursuant to Rule 4-08(g) for Danco, which is a contract manufacturer producing precision machined and assembled components, and for Venyu, which is a leader in commercial-grade, customizable solutions for data protection, data hosting, and disaster recovery.

		As of March 31,			For the Year Ended March 31,
Portfolio Company	Balance Sheet	2016	2015	Income Statement	2016	2015	2014
Danco	Current assets	$4,962	$4,614	Net sales	$14,533	$12,377	$12,481
	Noncurrent assets	2,437	2,429	Gross profit	3,761	2,746	1,495
	Current liabilities	1,805	1,959	Net income (loss)	(66)	(994)	(2,373)
	Noncurrent liabilities	20,907	20,330

		For the Five Months Ended
Portfolio Company	Income Statement	August 30, 2013(A)
Venyu	Net sales	$10,120
	Gross profit	5,254
	Net loss	(294)

(A)	Venyu was exited in August 2013 and is no longer in our portfolio as of March 31, 2016 or 2015. Rule 4-08(g) information for the five months ended August 30, 2013 is being provided herein in lieu of Rule 3-09 separate financial statements pursuant to relief provided by the Staff of the SEC’s Office of Chief Accountant in the Division of Investment Management.

NOTE 15. SUBSEQUENT EVENTS

Distributions and dividends

In April 2016, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series A Term Preferred Stock, Series B Term Preferred Stock and Series C Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 22, 2016	May 2, 2016	$0.0625	$0.1484375	$0.140625	$0.135417
May 19, 2016	May 31, 2016	0.0625	0.1484375	0.140625	0.135417
June 17, 2016	June 30, 2016	0.0625	0.1484375	0.140625	0.135417

Total for the Quarter:		$0.1875	$0.4453125	$0.421875	$0.406251

Investment Activity

•	In April 2016, we sold our investment in Acme, which had a cost basis and fair value of $23.7 million and $44.9 million, respectively, as of March 31, 2016. In connection with the sale, we received net cash proceeds of $44.6 million, including the repayment of our debt investment of $14.5 million at par.

•	In May 2016, we invested $25.5 million in The Mountain Corporation (“The Mountain”) through a combination of secured second lien debt and preferred equity. The Mountain, headquartered in Keene, New Hampshire, is a designer and manufacturer of premium quality, bold artwear apparel serving a diverse global customer base.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer and treasurer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer and treasurer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K

Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

Change in Internal Control over Financial Reporting

There were no changes in internal controls for the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Executive Compensation” and “Director Compensation For Fiscal 2016.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

2.	The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates	113

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.1.b	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.1.c	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.1.d	Certificate of Amendment to the Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.1.e	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.4	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

10.1	Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 814-00704) filed June 14, 2006.

10.2	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 814-00704) filed June 14, 2006.

10.3	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit K.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.4	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.J to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.5	Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated October 10, 2006, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.6	Amendment No. 1 to Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated April 14, 2009, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.7	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Financial Institutions as party thereto, as Lenders and Managing Agents, and Key Equipment Finance, Inc., as Administrative Agent and Lead Arranger, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 2, 2013.

10.8	Joinder Agreement, dated as of June 12, 2013, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and Everbank Commercial Finance, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.9	Joinder Agreement, dated as of June 12, 2013, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.10	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2014, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Financial Institutions as party thereto, as Lenders and Managing Agents, and Key Equipment Finance, a division of KeyBank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 30, 2014.

10.11	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and East West Bank, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.12	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Manufacturers and Traders Trust, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.13	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Customers Bank, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.14	Joinder Agreement, dated as of September 19, 2014, by and among the Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Talmer Bank and Trust, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12*	Statements re: Computation of Ratios

14	Code of Ethics and Business Conduct, dated January 28, 2013, incorporated by reference to Exhibit 2.r to the Post-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181979), filed June 7, 2013.

21*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiary as of and for the years ended December 31, 2015 and 2014.

99.2*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiary as of and for the years ended December 31, 2014 and 2013 (unaudited).

99.3*	Financial Statements of SOG Specialty Knives & Tools, LLC as of and for the years ended December 31, 2015 and 2014 (unaudited).

99.4*	Financial Statements of SOG Specialty Knives & Tools, LLC as of and for the years ended December 31, 2013 and 2012.

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 17, 2016	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2016	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 17, 2016	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 17, 2016	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 17, 2016	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 17, 2016	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 17, 2016	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 17, 2016	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 17, 2016	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

Date: May 17, 2016	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Investment Income(C)	Value as of March 31, 2015	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2016
CONTROL INVESTMENTS
Galaxy Tool Holding Corporation	Secured First Lien Line of Credit	$364	$3,250	$1,750	$—	$5,000
	Secured Second Lien Term Loan	1,320	15,520	—	(10,520)	5,000
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—

		1,684	18,770	1,750	(10,520)	10,000
Roanoke Industries Corp.(G)	Secured First Lien Term Loan	36	1,650	—	(1,650)	—
	Common Stock	—	210	—	(210)	—

		36	1,860	—	(1,860)	—

TOTAL CONTROL INVESTMENTS		$1,720	$20,630	$1,750	$(12,380)	$10,000

AFFILIATE INVESTMENTS
Acme Cryogenics, Inc.	Secured Second Lien Term Loan	$1,695	$14,500	$—	$—	$14,500
	Preferred Stock	—	8,519	13,818	—	22,337
	Common Stock	—	—	4,201	—	4,201
	Common Stock Warrants	—	—	3,856	—	3,856

		1,695	23,019	21,875	—	44,894
Alloy Die Casting Corp.	Secured First Lien Term Loan	1,676	12,154	—	(764)	11,390
	Preferred Stock	—	4,122	—	(3,510)	612
	Common Stock	—	—	—	—	—

		1,676	16,276	—	(4,274)	12,002
Behrens Manufacturing, LLC	Secured First Lien Term Loan	1,318	9,975	—	—	9,975
	Preferred Stock	505	3,447	5,146	—	8,593

		1,823	13,422	5,146	—	18,568
Brunswick Bowling Products, Inc.(H)	Secured First Lien Term Loan	1,754	—	11,307	—	11,307
	Preferred Stock	—	—	5,267	—	5,267

		1,754	—	16,574	—	16,574
B-Dry, LLC(I)	Secured First Lien Line of Credit	72	1,124	1,126	(2,250)	—
	Secured First Lien Term Loan	442	3,490	2,953	(6,443)	—
	Secured First Lien Term Loan	58	455	385	(840)	—
	Preferred Stock	—	—	2,250	(2,250)	—
	Common Stock	—	—	300	(300)	—

		572	5,069	7,014	(12,083)	—
B+T Group Acquisition, Inc.	Secured First Lien Line of Credit(G)	14	700	—	(700)	—
	Secured First Lien Term Loan	1,850	14,000	—	—	14,000
	Preferred Stock	—	4,541	—	(4,541)	—

		1,864	19,241	—	(5,241)	14,000
Cambridge Sound Management, Inc.	Secured First Lien Line of Credit(G)	—	—	—	—	—
	Secured First Lien Term Loan	1,983	15,000	—	—	15,000
	Preferred Equity	—	7,198	5,637	—	12,835

		1,983	22,198	5,637	—	27,835
Channel Technologies Group, LLC	Preferred Stock	—	2,315	75	(1,401)	989
	Common Stock	—	—	—	—	—

		—	2,315	75	(1,401)	989
Counsel Press, Inc.	Secured First Lien Line of Credit	67	1,500	250	(1,750)	—
	Secured First Lien Term Loan	2,333	18,000	—	—	18,000
	Secured First Lien Term Loan	783	5,500	—	—	5,500
	Preferred Equity	—	6,995	—	(1,596)	5,399

		3,183	31,995	250	(3,346)	28,899

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Investment Income(C)	Value as of March 31, 2015	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2016
D.P.M.S., Inc.	Secured First Lien Line of Credit	$165	$762	3,238	$—	$4,000
	Secured First Lien Term Loan	105	490	2,085	—	2,575
	Secured First Lien Term Loan	358	1,674	399	—	2,073
	Secured First Lien Term Loan	59	219	—	(219)	—
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—

		687	3,145	5,722	(219)	8,648
Edge Adhesives Holdings, Inc.	Secured First Lien Line of Credit(G)	66	1,488	2	(1,490)	—
	Secured First Lien Term Loan	1,182	9,300	—	(372)	8,928
	Secured First Lien Term Loan	335	—	2,310	—	2,310
	Secured Second Lien Term Loan	—	2,403	—	(2,403)	—
	Preferred Stock	—	3,199	300	(3,499)	—

		1,583	16,390	2,612	(7,764)	11,238
GI Plastek, Inc.(H)	Secured First Lien Line of Credit(G)	35	—	770	(770)	—
	Secured First Lien Term Loan	1,353	—	15,000	—	15,000
	Preferred Stock	—	—	5,672	—	5,672

		1,388	—	21,442	(770)	20,672
Head Country Food Products, Inc.	Secured First Lien Term Loan	1,150	9,050	—	—	9,050
	Preferred Stock	—	3,931	—	(3,931)	—

		1,150	12,981	—	(3,931)	9,050
Logo Sportswear, Inc.	Secured First Lien Line of Credit(G)	1	—	—	—	—
	Secured First Lien Term Loan	1,361	9,200	—	—	9,200
	Preferred Stock	—	1,550	1,245	—	2,795

		1,362	10,750	1,245	—	11,995
Meridian Rack & Pinion, Inc.	Secured First Lien Term Loan	1,326	9,612	—	(821)	8,791
	Preferred Stock	—	3,117	—	(2,129)	988

		1,326	12,729	—	(2,950)	9,779
NDLI, Inc.	Secured First Lien Line of Credit(G)	118	2,308	1,467	(3,775)	—
	Secured First Lien Term Loan(G)	265	5,803	1,424	(7,227)	—
	Secured First Lien Term Loan(G)	34	—	—	—	—
	Secured First Lien Term Loan(G)	144	2,931	719	(3,650)	—
	Secured First Lien Term Loan(G)	144	2,930	720	(3,650)	—
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—

		705	13,972	4,330	(18,302)	—
Old World Christmas, Inc.	Secured First Lien Term Loan	2,124	15,770	—	—	15,770
	Preferred Stock	—	6,657	—	(2,498)	4,159

		2,124	22,427	—	(2,498)	19,929
Precision Southeast, Inc.	Secured Second Lien Term Loan	1,369	9,617	1	—	9,618
	Preferred Stock	—	1,830	2,092	—	3,922
	Common Stock	—	—	—	—	—

		1,369	11,447	2,093	—	13,540
SOG Specialty Knives & Tools, LLC	Secured First Lien Term Loan	835	6,200	—	—	6,200
	Secured First Lien Term Loan	1,830	12,200	—	—	12,200
	Preferred Stock	—	13,451	—	(5,704)	7,747

		2,665	31,851	—	(5,704)	26,147

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Investment Income(C)	Value as of March 31, 2015	Gross Additions(D)	Gross Reductions(E)	Value as of March 31, 2016
Tread Corporation	Secured First Lien Line of Credit(F)	$—	$375	$3,032	$(1,981)	$1,426
	Secured First Lien Term Loan(F)(G)	—	782	4,218	(5,000)	—
	Secured First Lien Term Loan(F)(G)	—	430	2,320	(2,750)	—
	Secured First Lien Term Loan(F)(G)	—	156	844	(1,000)	—
	Secured First Lien Term Loan(F)(G)	—	80	430	(510)	—
	Preferred Stock	—	—	538	—	538
	Common Stock	—	—	251	(251)	—
	Common Stock Warrants(G)	—	—	3	(3)	—

		—	1,823	11,636	(11,495)	1,964

TOTAL AFFILIATE INVESTMENTS		$28,909	$271,050	$105,651	$(79,978)	$296,723

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted. The principal amount of debt and the number of shares of common stock and preferred stock are shown in the accompanying Consolidated Schedule of Investments as of March 31, 2016.
(C)	Represents the total amount of interest or other investment income credited to income for the portion of the year an investment was a control investment or affiliate investment, as appropriate.
(D)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.
(E)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.
(F)	Debt security is on non-accrual status and, therefore, is considered non-income producing.
(G)	Investment was exited during the year ended March 31, 2016.
(H)	New investment during the year ended March 31, 2016.
(I)	As a result of a restructure, B-Dry, LLC was transferred from Affiliate to Non-Control/Non-Affiliate during the year ended March 31, 2016.

**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.