Form 10-Q
period 2016-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2016-08-01
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 29, 2016, was 30,270,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	March 31,
	2016	2016
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $200,094 and $191,757, respectively)	$196,486	$180,933
Affiliate investments (Cost of $300,757 and $304,856, respectively)	276,676	296,723
Control investments (Cost of $21,512 and $21,512 respectively)	17,819	10,000

Total investments at fair value (Cost of $522,363 and $518,125, respectively)	490,981	487,656
Cash and cash equivalents	5,233	4,481
Restricted cash and cash equivalents	1,384	1,107
Interest receivable	2,766	2,790
Due from custodian	1,149	1,638
Deferred financing costs, net	959	1,147
Other assets, net	4,567	4,256

TOTAL ASSETS	$507,039	$503,075

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $79,600 and $95,000, respectively)	$79,600	$95,000
Secured borrowing	5,096	5,096

Total borrowings	84,696	100,096
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 4,956,000 shares authorized; 4,866,000 shares issued and outstanding, net	118,683	118,465
Accounts payable and accrued expenses	828	1,054
Fees due to Adviser(A)	2,111	1,912
Fee due to Administrator(A)	299	311
Other liabilities	2,542	2,215

TOTAL LIABILITIES	$209,159	$224,053

Commitments and contingencies(B)
NET ASSETS	$297,880	$279,022

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 30,270,958 shares issued and outstanding	30	$30
Capital in excess of par value	311,493	311,608
Cumulative net unrealized depreciation of investments	(31,382)	(30,469)
Cumulative net unrealized depreciation of other	—	(75)
Net investment income in excess of distributions	7,603	6,426
Accumulated net realized gain (loss)	10,136	(8,498)

TOTAL NET ASSETS	$297,880	$279,022

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.84	$9.22

(A)	Refer to Note 4 — Related Party Transactions for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$4,505	$3,802
Affiliate investments	6,914	6,924
Control investments	209	659

Total interest income	11,628	11,385
Other income:
Non-Control/Non-Affiliate investments	15	1,321
Affiliate investments	2,750	—

Total other income	2,765	1,321

Total investment income	14,393	12,706

EXPENSES
Base management fee(A)	2,509	2,453
Loan servicing fee(A)	1,681	1,559
Incentive fee(A)	1,700	1,291
Administration fee(A)	299	355
Interest expense on borrowings	971	1,064
Dividends on mandatorily redeemable preferred stock	2,065	1,767
Amortization of deferred financing costs and discounts	481	460
Professional fees	192	442
Other general and administrative expenses	201	556

Expenses before credits from Adviser	10,099	9,947

Credit to base management fee — loan servicing fee(A)	(1,681)	(1,559)
Credit to fees from Adviser — other(A)	(837)	(845)

Total expenses, net of credits to fees	7,581	7,543

NET INVESTMENT INCOME	$6,812	$5,163

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(153)	—
Affiliate investments	18,789	—
Control investments	(1)	199
Other	(75)	—

Total net realized gain	18,560	199
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	7,217	6,508
Affiliate investments	(15,949)	(3,201)
Control investments	7,819	(110)
Other	75	—

Total net unrealized (depreciation) appreciation	(838)	3,197

Net realized and unrealized gain	17,722	3,396

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,534	$8,559

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.23	$0.17

Net increase in net assets resulting from operations	$0.81	$0.28

Distributions	$0.19	$0.19

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	30,270,958	30,260,079

(A)	Refer to Note 4 — Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015
OPERATIONS
Net investment income	$6,812	$5,163
Net realized gain on investments	18,635	199
Net realized loss on other	(75)	—
Net unrealized (depreciation) appreciation of investments	(913)	3,197
Net unrealized appreciation of other	75	—

Net increase in net assets from operations	24,534	8,559

DISTRIBUTIONS
Distributions to common stockholders	(5,676)	(5,676)

Net decrease in net assets from distributions	(5,676)	(5,676)

CAPITAL ACTIVITY
Issuance of common stock	—	3,663
Offering costs for issuance of common stock	—	(221)

Net increase in net assets from capital activity	—	3,442

TOTAL INCREASE IN NET ASSETS	18,858	6,325
NET ASSETS, BEGINNING OF PERIOD	279,022	273,429

NET ASSETS, END OF PERIOD	$297,880	$279,754

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$24,534	$8,559
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(28,976)	(17,326)
Principal repayments of investments	15,411	5,233
Net proceeds from the sale of investments	27,531	315
Net realized gain on investments	(18,654)	(215)
Net realized loss on other	75	—
Net unrealized depreciation (appreciation) of investments	913	(3,197)
Net unrealized appreciation of other	(75)	—
Amortization of deferred financing costs and discounts	481	460
Bad debt expense, net of recoveries	(18)	225
Changes in assets and liabilities:
Increase in restricted cash and cash equivalents	(277)	(695)
Decrease (increase) in interest receivable	24	(134)
Decrease in due from custodian	489	544
Decrease (increase) in other assets, net	157	(590)
(Decrease) increase in accounts payable and accrued expenses	(226)	842
Increase in fees due to Adviser(A)	199	308
(Decrease) increase in fee due to Administrator(A)	(12)	93
Increase (decrease) in other liabilities	327	(515)

Net cash provided by (used in) operating activities	21,903	(6,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	3,663
Offering costs for issuance of common stock	—	(221)
Proceeds from line of credit	31,100	38,500
Repayments on line of credit	(46,500)	(67,550)
Proceeds from issuance of mandatorily redeemable preferred stock	—	40,250
Deferred financing and offering costs	(75)	(1,712)
Distributions paid to common stockholders	(5,676)	(5,676)

Net cash (used in) provided by financing activities	(21,151)	7,254

NET INCREASE IN CASH AND CASH EQUIVALENTS	752	1,161
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,481	4,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,233	$6,082

CASH PAID FOR INTEREST	$913	$974

(A)	Refer to Note 4 — Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (8.0%, Due 10/2019)(I)(Q)	$—	$—	$—
		Secured First Lien Term Debt (8.0%, Due 10/2019)(I)(Q)	5,000	5,000	5,362

				5,000	5,362
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $400 available (6.7% (0.8% Unused Fee), Due 12/2016)(L)	3,600	3,600	3,600
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	6,433	6,443	2,378
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	840	840	—
		Preferred Stock (2,500 shares)(C)(L)		2,516	—
		Common Stock (2,500 shares)(C)(L)		300	—

				13,699	5,978
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,245,681 shares)(C)(L)		7,725	6,719
		Guaranty ($2,000)(D)		—	—
		Guaranty ($211)(D)		—	—

				11,725	10,719
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(K)	13,000	13,000	13,065
		Common Stock Warrants (8% ownership)(C)(L)		500	2,000

				13,500	15,065
Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(L)		3,375	3,654
		Common Stock (5,372 shares)(C)(L)		63	7,627

				13,351	21,194

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	10,500	10,500	10,500
		Preferred Stock (1,373 shares)(C)(L)		1,373	1,413
		Common Stock (152 shares)(C)(L)		152	9,313

				12,025	21,226
Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Preferred Stock (260 units)(C)(L)		260	326
		Common Stock (975 units)(C)(L)		—	—

				260	326
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2021)(H)(L)	13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(L)		9,583	5,816
		Common Stock (63,747 shares)(C)(L)		8	—

				22,891	19,116
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(L)		3,556	4,560
		Common Stock (548 shares)(C)(L)		94	3,736

				14,650	19,296
Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (10.0%, Due 3/2018)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2018)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2018)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(L)		777	—

				9,379	8,602
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 3/2018)(I)(K)	13,560	13,560	6,408
		Preferred Stock (27,900 shares)(C)(L)		2,790	—
		Common Stock (27,900 shares)(C)(L)		28	—

				16,378	6,408

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.5%, Due 12/2020)(L)	$13,290	$13,290	$13,290
		Preferred Stock (5,660 units)(C)(L)		5,660	9,115

				18,950	22,405
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(L)		3,397	4,359

				3,397	4,359
SBS Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (14.0%, Due 8/2019)(L)	11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(L)		1,994	—
		Common Stock (221,500 shares)(C)(L)		222	—

				13,571	11,355
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(L)		4,000	5,273

				17,081	18,354
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,675
		Preferred Stock (1,499 shares)(C)(L)		1,499	—
		Common Stock (600 shares)(C)(L)		1	—

				6,500	4,675
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $634 available (12.5%, Due 2/2018)(G)(L)	3,216	3,216	2,046
		Preferred Stock (12,998,639 shares)(C)(L)		3,768	—
		Common Stock (10,089,048 shares)(C)(L)		753	—

				7,737	2,046

Total Non-Control/Non-Affiliate Investments (represents 40.0% of total investments at fair value)				$200,094	$196,486

AFFILIATE INVESTMENTS(O):
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	$12,215	$12,215	$11,543
		Secured First Lien Term Debt (13.5%, Due 4/2017)(J)	175	175	175
		Preferred Stock (4,064 shares)(C)(L)		4,064	580
		Common Stock (630 shares)(C)(L)		41	—

				16,495	12,298
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)	9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(L)		2,922	9,890

				12,897	19,865

Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(L)	11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(L)		4,943	7,546

				16,250	18,853
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(K)	14,000	14,000	13,230
		Preferred Stock (12,841 shares)(C)(L)		4,196	—

				18,196	13,230
Cambridge Sound Management, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L)	15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(L)		4,500	11,806

				19,500	26,806
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(L)		2,789	582
		Common Stock (2,319,184 shares)(C)(L)		—	—

				2,789	582

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $1,000 available (12.8% (1.0% Unused Fee), Due 3/2017)(L)	$—	$—	$—
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(L)		6,995	6,698

				30,495	30,198
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2017)(I)(L)	4,000	4,000	4,000
		Secured First Lien Term Debt (4.0%, Due 8/2017)(I)(L)	2,575	2,575	2,575
		Secured First Lien Term Debt (4.0%, Due 8/2017)(I)(L)	8,795	8,795	918
		Secured First Lien Term Debt (5.2%, Due 8/2017)(E)(L)	1,150	1,150	—
		Preferred Stock (25 shares)(C)(L)		2,500	—
		Common Stock (1,241 shares)(C)(L)		3	—

				19,023	7,493
Edge Adhesives Holdings, Inc. (M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	8,975
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,322
		Preferred Stock (3,774 units)(C)(L)		3,774	—

				15,474	11,297
GI Plastek, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.3%, Due 7/2020)(L)	15,000	15,000	15,000
		Preferred Stock (5,150 units)(C)(L)		5,150	5,919

				20,150	20,919
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(L)		4,000	5,082

				13,050	14,132

Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(L)		1,550	4,704

				10,750	13,904
Meridian Rack & Pinion, Inc.(M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	8,646
		Preferred Stock (3,381 shares)(C)(L)		3,381	603

				13,041	9,249
The Mountain Corporation	Personal and Non-Durable Consumer Products (Manufacturing Only)	Secured Second Lien Term Debt (13.5%, Due 8/2021)(J)	18,600	18,600	18,600
		Preferred Stock (6,899 shares)(C)(J)		6,899	6,899
		Common Stock (751 shares)(C)(J)		1	1

				25,500	25,500
NDLI, Inc.	Cargo Transport	Preferred Stock (3,600 shares)(C)(L)		3,600	—
		Common Stock (545 shares)(C)(L)		—	—

				3,600	—
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(L)		6,180	2,549

				21,950	18,319
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(L)		3,739	1,682
		Common Stock (90,909 shares)(C)(L)		91	—

				13,448	11,300

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	$6,200	$6,200	$6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(L)		9,749	4,331

				28,149	22,731

Total Affiliate Investments (represents 56.4% of total investments at fair value)				$300,757	$276,676

CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $0 available (6.5% (1.0% Unused Fee), Due 9/2016)(L)	$5,000	$5,000	$5,000
		Secured Second Lien Term Debt (10.0%, Due 8/2017)(L)	5,000	5,000	5,000
		Preferred Stock (5,517,444 shares)(C)(L)		11,464	7,819
		Common Stock (88,843 shares)(C)(L)		48	—

				21,512	17,819

Total Control Investments (represents 3.6% of total investments at fair value)				$21,512	$17,819

TOTAL INVESTMENTS				$522,363	$490,981

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $458.4 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 — Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of June 30, 2016. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)	Percentages represent the weighted average cash interest rates in effect at June 30, 2016, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10 — Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT generally is paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2016.
(I)	Debt security has a fixed interest rate.
(J)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended June 30, 2016 best represents fair value as of June 30, 2016.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3 — Investments for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (8.0% , Due 10/2019)(I)(Q)	$—	$—	$—
		Secured First Lien Term Debt (8.0%, Due 10/2019)(I)(Q)	5,000	5,000	5,311

				5,000	5,311
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $500 available (6.7% (0.8% Unused Fee), Due 12/2016)(L)	3,500	3,500	3,500
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	6,433	6,443	1,191
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	840	840	—
		Preferred Stock (2,500 shares)(C)(L)		2,516	—
		Common Stock (2,500 shares)(C)(L)		300	—

				13,599	4,691
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,245,681 shares)(C)(L)		7,725	5,313
		Guaranty ($2,000)(D)		—	—
		Guaranty ($279)(D)		—	—

				11,725	9,313
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(K)	13,000	13,000	12,984
		Common Stock Warrants (6.0% ownership)(C)(L)		—	1,500

				13,000	14,484
Drew Foam Company, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(L)		3,375	3,583
		Common Stock (5,372 shares)(C)(L)		63	6,459

				13,351	19,955
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	10,500	10,500	10,500
		Preferred Stock (1,373 shares)(C)(L)		1,373	1,386
		Common Stock (152 shares)(C)(L)		152	8,222

				12,025	20,108
Funko Acquisition Holdings,	Personal and Non-Durable Consumer	Preferred Stock (260 units)(C)(L)		260	315
LLC(M)	Products (Manufacturing Only)	Common Stock (975 units)(C)(L)		—	—

				260	315
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(L)		9,583	4,813
		Common Stock (63,747 shares)(C)(L)		8	—

				22,891	18,113
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(L)		3,556	4,471
		Common Stock (548 shares)(C)(L)		94	934

				14,650	16,405
Mathey Investments, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (10.0%, Due 3/2018)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2018)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2018)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(L)		777	54

				9,379	8,656
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	5,082
		Preferred Stock (27,900 shares)(C)(L)		2,790	—
		Common Stock (27,900 shares)(C)(L)		28	—

				16,378	5,082
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.5%, Due 12/2020)(L)	13,290	13,290	13,290
		Preferred Equity (5,660 units)(C)(L)		5,660	7,712

				18,950	21,002

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal		Cost	Fair Value
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(L)	$		$3,397	$4,359

					3,397	4,359
SBS Industries, LLC	Machinery (Nonagriculture, Nonconstruction, Nonelectronic)	Secured First Lien Term Debt (14.0%, Due 8/2019)(L)		11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(L)			1,994	—
		Common Stock (221,500 shares)(C)(L)			222	—

					13,571	11,355
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)		13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(L)			4,000	4,103

					17,081	17,184
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)		5,000	5,000	4,600
		Preferred Stock (1,499 shares)(C)(L)			1,499	—
		Common Stock (600 shares)(C)(L)			1	—

					6,500	4,600

Total Non-Control/Non-Affiliate Investments (represents 37.1% of total investments at fair value)					$191,757	$180,933

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (11.5%, Due 3/2020)(I)(Q)		$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(Q)			7,956	22,337
		Common Stock (549,908 shares)(C)(Q)			1,197	4,201
		Common Stock Warrants (465,639 shares)(C)(Q)			25	3,856

					23,678	44,894
Alloy Die Casting Corp.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)		12,215	12,215	11,390
		Preferred Stock (4,064 shares)(C)(L)			4,064	612
		Common Stock (630 shares)(C)(L)			41	—

					16,320	12,002
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)		9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(L)			2,922	8,593

					12,897	18,568
Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(L)		11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(F)(L)			4,943	5,267

					16,250	16,574
B+T Group Acquisition, Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)		14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(L)			4,196	—

					18,196	14,000
Cambridge Sound Management, Inc.	Home and Office Furnishing, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L)		15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(L)			4,500	12,835

					19,500	27,835
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,319 shares)(C)(L)			2,938	989
		Common Stock (2,319,184 shares)(C)(L)			—	—

					2,938	989
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $1,000 available (12.8% (1% Unused Fee), Due 3/2017)(L)		—	—	—
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)		18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)		5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(L)			6,995	5,399

					30,495	28,899

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2017)(I)(L)	$4,000	$4,000	$4,000
		Secured First Lien Term Debt (4.0%, Due 8/2017)(I)(L)	2,575	2,575	2,575
		Secured First Lien Term Debt (4.0%, Due 8/2017)(I)(L)	8,795	8,795	2,073
		Secured First Lien Term Debt (5.2%, Due 8/2017)(E)(L)	1,150	1,150	—
		Preferred Stock (25 shares)(C)(L)		2,500	—
		Common Stock (1,241 shares)(C)(L)		3	—

				19,023	8,648
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	8,928
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,310
		Preferred Stock (3,774 units)(C)(L)		3,774	—

				15,474	11,238
GI Plastek, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.3%, Due 7/2020)(L)	15,000	15,000	15,000
		Preferred Stock (5,150 units)(C)(L)		5,150	5,672

				20,150	20,672
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(L)		4,000	—

				13,050	9,050
Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(L)		1,550	2,795

				10,750	11,995
Meridian Rack & Pinion, Inc. (M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	8,791
		Preferred Stock (3,381 shares)(C)(L)		3,381	988

				13,041	9,779

NDLI, Inc.	Cargo Transport	Preferred Stock (3,600 shares)(C)(L)		3,600	—
		Common Stock (545 shares)(C)(L)		—	—

				3,600	—
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(L)		6,180	4,159

				21,950	19,929
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(L)		3,739	3,922
		Common Stock (90,909 shares)(C)(L)		91	—

				13,448	13,540
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(L)		9,749	7,747

				28,149	26,147
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $2,424 available (12.5%, Due 2/2018)(G)(L)	1,426	1,426	1,426
		Preferred Stock (12,998,639 shares)(C)(L)		3,768	538
		Common Stock (10,089,048 shares)(C)(L)		753	—

				5,947	1,964

Total Affiliate Investments (represents 60.8% of total investments at fair value)				$304,856	$296,723

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $0 available (6.5% (1.0% Unused Fee), Due 9/2016)(L)	$5,000	$5,000	$5,000
		Secured Second Lien Term Debt (10.0%, Due 8/2017)(L)	5,000	5,000	5,000
		Preferred Stock (5,517,444 shares)(C)(L)		11,464	—
		Common Stock (88,843 shares)(C)(L)		48	—

				21,512	10,000

Total Control Investments (represents 2.1% of total investments at fair value)				$21,512	$10,000

TOTAL INVESTMENTS(R)				$518,125	$487,656

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $461.4 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 — Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of March 31, 2016. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2016, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10 — Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT generally is paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2016.
(I)	Debt security has a fixed interest rate.
(J)	Reserved.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3 — Investments for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Cumulative gross unrealized depreciation for federal income tax purposes is $86.2 million; cumulative gross unrealized appreciation for federal income tax purposes is $60.4 million. Cumulative net unrealized depreciation is $25.8 million, based on a tax cost of $513.5 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Investment Corporation (“Gladstone Investment”) was incorporated under the General Corporation Law of the State of Delaware on February 18, 2005, and completed an initial public offering on June 22, 2005. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Investment and its consolidated subsidiaries. We are an externally advised, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and is applying the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services-Investment Companies (“ASC 946”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses in the United States (“U.S.”). Debt investments primarily take the form of two types of loans: secured first lien loans and secured second lien loans. Equity investments primarily take the form of preferred or common equity (or warrants or options to acquire the foregoing), often in connection with buyouts and other recapitalizations. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to our stockholders that grow over time, and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow in value over time to permit us to sell our equity investments for capital gains. We aim to maintain a portfolio allocation of approximately 75.0% debt investments and 25.0% equity investments, at cost.

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

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory agreement and management agreement. Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement. Refer to Note 4 — Related Transactions for more information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on May 17, 2016.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of as a deferred financing cost asset on the balance sheet. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-03 was effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-03 during the three months ended June 30, 2016. ASU 2015-15 was effective immediately and we opted to continue to present debt issuance costs related to line of credit arrangements as assets.

As of June 30, 2016 and March 31, 2016, we had unamortized deferred financing costs related to our mandatorily redeemable preferred stock of $3.0 million and $3.2 million, respectively. These costs have been reclassified from Deferred financing costs, net, to Mandatorily redeemable preferred stock, net. All periods presented have been retrospectively adjusted.

The following table summarizes the retrospective adjustment and the overall impact on the previously reported consolidated financial statements:

	March 31, 2016
	As Previously Reported	Retrospective Application
Deferred financing costs, net	$4,332	$1,147
Mandatorily redeemable preferred stock, net	121,650	118,465

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from our chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve the fair value of our investments in accordance with the Policy.

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

Standard & Poor’s Securities Evaluation, Inc. (“SPSE”), a valuation specialist, provides estimates of fair value on our debt investments. The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review our valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our total enterprise value, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value, whether it is reasonable in light of the Policy, as well as other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then generally allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of June 30 and March 31, 2016 our loan to Tread Corporation (“Tread”) was on non-accrual status, with an aggregate debt cost basis of $3.2 million and $1.4 million, or 0.9% and 0.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $2.0 million and $1.4 million, or 0.6% and 0.4% of the fair value of all debt investments in our portfolio, respectively.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of June 30 and March 31, 2016, we did not have any loans with a PIK interest component. During the three months ended June 30, 2016 and 2015, we did not record any PIK income, nor did we collect any PIK interest in cash.

Other Income Recognition

We record success fee income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically from an exit or sale. We did not record any success fee income during the three months ended June 30, 2016. During the three months ended June 30, 2015, we recorded success fee income of $0.9 million.

We accrue dividend income on preferred and common equity securities of our portfolio companies to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three months ended June 30, 2016 and 2015, we recorded dividend income of $2.8 million and $0.4 million, respectively.

Both success fee and dividend income are recorded in other income in our accompanying Consolidated Statements of Operations.

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. See Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

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

In May 2015, the FASB issued Accounting Standards Update 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or its Equivalent)” (“ASU 2015-07”), which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. The adoption of ASU 2015-07 did not have a material impact on our financial position, results of operations or cash flows from adopting this standard. ASU 2015-07 is required to be adopted retrospectively and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-07 effective April 1, 2016.

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The adoption of ASU-2015-02 did not have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-02 effective April 1, 2016.

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

As of June 30, 2016 and March 31, 2016, all of our investments were valued using Level 3 inputs. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended June 30, 2016 and 2015, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our portfolio investments carried at fair value as of June 30, 2016 and March 31, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type. All investments are primarily valued using Level 3 inputs within the ASC 820 fair value hierarchy:

	Total Recurring Fair Value Measurements
	Reported in Consolidated Statements of Assets and Liabilities
	June 30, 2016	March 31, 2016
Non-Control/Non-Affiliate Investments
Secured first lien debt	$95,802	$92,343
Secured second lien debt	36,773	35,366
Preferred equity	36,875	31,696
Common equity/equivalents	27,036	21,528

Total Non-Control/Non-Affiliate Investments	196,486	180,933
Affiliate Investments
Secured first lien debt	179,586	182,694
Secured second lien debt	28,217	24,118
Preferred equity	68,872	81,854
Common equity/equivalents	1	8,057

Total Affiliate Investments	276,676	296,723
Control Investments
Secured first lien debt	5,000	5,000
Secured second lien debt	5,000	5,000
Preferred equity	7,819	—
Common equity/equivalents	—	—

Total Control Investments	17,819	10,000

Total investments at fair value using Level 3 inputs	$490,981	$487,656

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2016 and March 31, 2016. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2016		Fair Value as of March 31, 2016		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of June 30, 2016	Range / Weighted Average as of March 31, 2016
Secured first lien debt	$225,461		$238,707		TEV	EBITDA multiple	4.3x – 8.0x / 6.2x	4.4x – 8.2x / 6.3x
						EBITDA	$1,113 - $9,444 / $4,116	$970 - $8,713 / $3,374

						Discount Rate	—	20.0% - 20.0% / 20.0%

	54,927	(A)	41,330	(A)	Yield Analysis	Discount Rate	14.1% - 18.9% / 16.1%	14.2% - 17.7% / 16.4%

Secured second lien debt	50,517	(B)	46,418	(B)	TEV	EBITDA multiple	5.3x – 6.1x / 5.8x	5.5x – 6.2x / 5.9x
						EBITDA	$2,767 - $5,131 / $4,564	$2,718 - $4,851 / $3,790

	19,473		18,066		Yield Analysis	Discount Rate	9.9% - 19.5% / 14.8%	10.1% - 20.0% / 15.1%

Preferred equity(C)	113,566		113,550		TEV	EBITDA multiple	4.3x – 8.0x / 6.2x	4.4x – 8.2x / 6.4x
						EBITDA	$1,113 - $79,086 / $4,371	$0 - $76,487 / $3,565

						Discount Rate	20.0% - 20.0% / 20.0%	20.0% - 20.0% / 20.0%

						Revenue multiple	0.2x – 0.3x / 0.3x	0.2x – 0.5x / 0.4x

						Revenue	$28,065 - $57,529 / $42,800	$29,300 - $56,937 / $42,761

Common equity/equivalents(D)	27,037		29,585		TEV	EBITDA multiple	4.3x – 11.0x / 8.6x	4.4x – 11.0x / 8.7x
						EBITDA	$1,113 - $17,465 / $10,957	$0 - $76,487 / $820

						Discount Rate	20.0% - 20.0% / 20.0%	20.0% - 20.0% / 20.0%

						Revenue multiple	0.2x – 0.2x / 0.2x	0.2x – 0.5x / 0.2x
						Revenue	$57,529 - $57,529 / $57,529	$29,300 - $56,937 / $56,937

Total	$490,981		$487,656

(A)	Fair value as of June 30, 2016 includes one new proprietary debt investment for $0.2 million, which was valued at cost, and one proprietary debt investment for $5.3 million, which was valued at the expected payoff amount. Fair value as of March 31, 2016 includes one proprietary debt investment for $5.3 million which was valued at the expected payoff amount.
(B)	Fair value as of June 30, 2016 includes one new propriety debt investment for $18.6 million, which was valued at cost. Fair value as of March 31, 2016 includes one proprietary debt investment for $14.5 million, which was valued at the expected payoff amount.
(C)	Fair value as of June 30, 2016 includes one new proprietary equity investment for $6.9 million, which was valued at cost. Fair value as of March 31, 2016 includes one proprietary equity investment for $22.3 million, which was valued at the expected exit amount.
(D)	Fair value as of June 30, 2016 includes one new proprietary equity investment for $1, which was valued at cost. Fair value as of March 31, 2016 includes two proprietary equity investments for a combined $8.1 million, which were valued at the expected exit amount.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value of our portfolio, broken out by security type, during the three months ended June 30, 2016 and 2015 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2016:
Fair value as of March 31, 2016	$280,037	$64,484	$113,550	$29,585	$487,656
Total gain (loss):
Net realized gain(A)	—	—	—	18,806	18,806
Net unrealized appreciation (depreciation)(B)	(1,714)	1,406	15,604	5,007	20,303
Reversal of previously recorded appreciation upon realization(B)	—	—	(14,381)	(6,835)	(21,216)
New investments, repayments and settlements(C):
Issuances / originations	2,976	18,600	6,899	501	28,976
Settlements / repayments	(911)	(14,500)	—	—	(15,411)
Sales	—	—	(8,106)	(20,027)	(28,133)
Transfers	—	—	—	—	—

Fair value as of June 30, 2016	$280,388	$69,990	$113,566	$27,037	$490,981

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2015:
Fair value as of March 31, 2015	$267,545	$65,974	$111,090	$21,444	$466,053
Total gain (loss):
Net realized gain(A)	—	—	—	215	215
Net unrealized appreciation (depreciation)(B)	3,833	(107)	(3,589)	3,170	3,307
Reversal of previously recorded appreciation upon realization(B)	—	—	—	(110)	(110)
New investments, repayments and settlements(C):
Issuances / originations	12,082	—	5,244	—	17,326
Settlements / repayments	(4,433)	(800)	—	—	(5,233)
Sales	—	—	—	(315)	(315)
Transfers	—	—	—	—	—

Fair value as of June 30, 2015	$279,027	$65,067	$112,745	$24,404	$481,243

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2016 and 2015.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the periods ended June 30, 2016 and 2015.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Investment Activity

During the three months ended June 30, 2016, the following significant transactions occurred:

•	In April 2016, we sold our investment in Acme Cryogenics, Inc. (“Acme”), which resulted in dividend income of $2.8 million and a net realized gain of $18.8 million. In connection with the sale, we received net cash proceeds of $44.6 million, including the repayment of our debt investment of $14.5 million at par and net receivables of $0.6 million, which are recorded within Other assets, net on the accompanying Consolidated Statement of Assets and Liabilities.

•	In May 2016, we invested $25.5 million in The Mountain Corporation (“The Mountain”) through a combination of secured second lien debt and preferred equity. The Mountain, headquartered in Keene, New Hampshire, is a designer and manufacturer of premium quality, bold artwear apparel serving a diverse global customer base.

Investment Concentrations

As of June 30, 2016, our investment portfolio consisted of investments in 36 portfolio companies located in 19 states across 17 different industries with an aggregate fair value of $491.0 million, of which our investments in Counsel Press Inc. (“Counsel Press”), Cambridge Sound Management, Inc. (“Cambridge”), The Mountain, SOG Specialty Knives & Tools, LLC (“SOG”), and Nth Degree, Inc. (“Nth Degree”), our five largest portfolio investments at fair value, collectively comprised $127.6 million, or 26.1%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of June 30, 2016 and March 31, 2016:

	June 30, 2016				March 31, 2016
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$298,312	57.1%	$280,388	57.1%	$296,247	57.2%	$280,037	57.4%
Secured second lien debt	77,078	14.8	69,990	14.3	72,978	14.1	64,484	13.2

Total debt	375,390	71.9	350,378	71.4	369,225	71.3	344,521	70.6
Preferred equity	140,496	26.9	113,566	23.1	141,702	27.3	113,550	23.3
Common equity/equivalents	6,477	1.2	27,037	5.5	7,198	1.4	29,585	6.1

Total equity/equivalents	146,973	28.1	140,603	28.6	148,900	28.7	143,135	29.4

Total investments	$522,363	100.0%	$490,981	100.0%	$518,125	100.0%	$487,656	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2016 and March 31, 2016:

	June 30, 2016		March 31, 2016
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$87,454	17.8%	$86,811	17.8%
Diversified/Conglomerate Manufacturing	62,836	12.8	64,986	13.3
Diversified/Conglomerate Service	52,603	10.7	49,901	10.2
Chemicals, Plastics, and Rubber	48,520	9.9	90,602	18.6
Leisure, Amusement, Motion Pictures, Entertainment	41,084	8.4	43,330	8.9
Personal and Non-Durable Consumer Products (Manufacturing Only)	25,826	5.3	315	0.1
Automobile	25,329	5.2	24,402	5.0
Farming and Agriculture	23,971	4.9	21,005	4.3
Containers, Packaging, and Glass	21,227	4.3	20,108	4.1
Machinery (Non-agriculture, Non-construction, Non-electronic)	19,957	4.1	20,011	4.1
Aerospace and Defense	17,819	3.6	10,000	2.1
Cargo Transport	15,065	3.1	14,484	3.0
Beverage, Food and Tobacco	14,132	2.9	9,050	1.8
Textiles and Leather	13,904	2.8	11,995	2.5
Telecommunications	13,230	2.6	14,000	2.9
Other < 2.0%	8,024	1.6	6,656	1.3

Total investments	$490,981	100.0%	$487,656	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2016 and March 31, 2016:

	June 30, 2016		March 31, 2016
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$169,876	34.6%	$183,265	37.6%
South	136,603	27.8	129,934	26.6
West	123,289	25.1	124,713	25.6
Midwest	61,213	12.5	49,744	10.2

Total investments	$490,981	100.0%	$487,656	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2016:

		Amount
For the remaining nine months ending March 31:	2017	$22,160
For the fiscal years ending March 31:	2018	76,326
	2019	81,681
	2020	101,108
	2021	75,515
	Thereafter	18,600

	Total contractual repayments	$375,390
	Investments in equity securities	146,973

	Total cost basis of investments held as of June 30, 2016:	$522,363

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when collection efforts have been exhausted and the receivables are deemed uncollectible. As of June 30, 2016 and March 31, 2016, we had gross receivables from portfolio companies of $0.9 million and $1.0 million, respectively. The allowance for uncollectible receivables was $0.4 million as of both June 30, 2016 and March 31, 2016.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to our Credit Facility, each as described below. On July 12, 2016, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2017.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. David Dullum (our president) is also an executive managing director of the Adviser.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated voluntary, non-contractual and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2016	2015
Average total assets subject to base management fee(A)	$501,800	$490,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,509	2,453
Credits to fees from Adviser - other(B)	(837)	(845)

Net base management fee	$1,672	$1,608

Loan servicing fee(B)	$1,681	$1,559
Credits to base management fee - loan servicing fee(B)	(1,681)	(1,559)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,700	$1,291
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$1,700	$1,291

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $53 and $56 for the three month periods ended June 30, 2016 and 2015, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily for the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through June 30, 2016, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through June 30, 2016.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent as well as salaries and benefits expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief valuation officer, chief compliance officer and general counsel and secretary (who also serves as the Administrator’s president) and their respective staffs. Prior to July 1, 2014, our allocable portion of the expenses was generally derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser and serviced by the Administrator by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser and serviced by the Administrator.

Effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter. On July 12, 2016, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2017.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies during the three month periods ended June 30, 2016 and 2015 totaled $0.3 million and $0.2 million, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31
	2016	2016
Base management and loan servicing fee due to Adviser, net of credits	$395	$647
Incentive fee due to Adviser	1,700	1,224
Other due to Adviser	16	41

Total fees due to Adviser	$2,111	$1,912
Fee due to Administrator	$299	$311

Total related party fees due	$2,410	$2,223

Net co-investment expenses payable to Gladstone Capital Corporation, one of our affiliated funds, (for reimbursement purposes) and payables to other affiliates totaled $56 and $19 as of June 30, 2016 and March 31, 2016, respectively. These amounts were paid in full in the quarter subsequent to being incurred and have been included in Other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2016 and March 31, 2016, respectively.

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

The following tables summarize noteworthy information related to our Credit Facility:

	As of June 30,	As of March 31,
	2016	2016
Commitment amount	$185,000	$185,000
Borrowings outstanding at cost	79,600	95,000
Availability(A)	105,400	90,000

	For the Three Months Ended June 30,
	2016	2015
Weighted average borrowings outstanding	$79,876	$103,142
Effective interest rate(B)	4.4%	3.9%
Commitment (unused) fees incurred	$133	$102

(A)	Availability is subject to various constraints imposed under our Credit Facility, which equated to an adjusted availability of $62.2 million and $47.1 million as of June 30, 2016 and March 31, 2016, respectively.
(B)	Excludes the impact of deferred financing fees and includes weighted average unused commitment fees.

Among other things, our Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of June 30, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $415.6 million, an asset coverage ratio on our senior securities representing indebtedness of 574.4%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of June 30, 2016, we had 29 obligors. As of June 30, 2016, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement with KeyBank National Association effective October 2013 for a notional amount of $45.0 million. The interest rate cap agreement expired in April 2016. Prior to its expiration in April 2016, the agreement effectively limited the interest rate on a portion of our borrowings under our Credit Facility. We incurred a premium fee of $75 in conjunction with this agreement, which was recorded in Realized loss on other on our accompanying Consolidated Statements of Operations during the three months ended June 30, 2016. As of March 31, 2016, the fair value of our interest rate cap agreement was $0.

Secured Borrowing

In August 2012, we entered into a participation agreement with a third-party related to $5.0 million of our secured second lien term debt investment in Ginsey Home Solutions, Inc. (“Ginsey”). In May 2014, we amended the agreement with the third-party to include an additional $0.1 million. ASC Topic 860, “Transfers and Servicing” requires us to treat the participation as a financing-type transaction. Specifically, the third-party has a senior claim to our remaining investment in the event of default by Ginsey which, in part, resulted in the loan participation bearing a rate of interest lower than the contractual rate established at origination. Therefore, our accompanying Consolidated Statements of Assets and Liabilities reflects the entire secured second lien term debt investment in Ginsey and a corresponding $5.1 million secured borrowing liability. The secured borrowing has a stated fixed interest rate of 7.0% and a maturity date of January 3, 2021.

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of June 30, 2016 and March 31, 2016, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. At each of June 30, 2016 and March 31, 2016, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2016 and March 31, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three months ended June 30, 2016 and 2015:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2016	March 31, 2016
Credit Facility	$79,600	$95,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)
Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended June 30, 2016:
Fair value at March 31, 2016	$95,000
Borrowings	31,100
Repayments	(46,500)

Fair value at June 30, 2016	$79,600

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)
Reported in Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended June 30, 2015:
Fair value at March 31, 2015	$118,800
Borrowings	38,500
Repayments	(67,550)

Fair value at June 30, 2015	$89,750

The fair value of the collateral under our Credit Facility was $458.4 million and $461.4 million as of June 30, 2016 and March 31, 2016, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock” or “Series A”), 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), and our 6.50% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”) outstanding as of June 30, 2016 and March 31, 2016:

As of June 30, 2016:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250

Term preferred stock, gross(B)					4,866,000	$25.00	$121,650
Less: Discounts							(2,967)

Term preferred stock, net(C)							$118,683

As of March 31, 2016:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250

Term preferred stock, gross(B)					4,866,000	$25.00	$121,650
Less: Discounts							(3,185)

Term preferred stock, net(C)							$118,465

(A)	Represents the mandatory redemption date for each of our series of mandatorily redeemable preferred stock. The optional redemption dates for each of our series of mandatorily redeemable preferred stock are February 28, 2016 for our Series A Term Preferred Stock, December 31, 2017 for our Series B Term Preferred Stock, and May 31, 2018 for our Series C Term Preferred Stock.
(B)	As of June 30, 2016 and March 31, 2016, the asset coverage on our senior securities that are stock calculated pursuant to Section 18 of the 1940 Act was 239.7% and 221.4%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of ASU 2015-03. Refer to Note 2 — Summary of Significant Accounting Policies – Reclassifications for additional information regarding the adoption of ASU 2015-03.

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the three months ended June 30, 2016 and 2015:

For the Three Months Ended June 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 12, 2016	April 22, 2016	May 2, 2016	$0.1484375	$0.140625	$0.135417
April 12, 2016	May 19, 2016	May 31, 2016	0.1484375	0.140625	0.135417
April 12, 2016	June 17, 2016	June 30, 2016	0.1484375	0.140625	0.135417

		Total	$0.4453125	$0.421875	$0.406251

For the Three Months Ended June 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 14, 2015	April 24, 2015	May 5, 2015	$0.1484375	$0.140625	$—
April 14, 2015	May 19, 2015	May 29, 2015	0.1484375	0.140625	—
April 14, 2015	June 19, 2015	June 30, 2015	0.1484375	0.140625	—
May 14, 2015(A)	June 19, 2015	June 30, 2015	—	—	0.221181

		Total	$0.4453125	$0.421875	$0.221181

(A)	Represents a combined dividend for a prorated month of May 2015, based upon the issuance date of our Series C Term Preferred Stock, combined with a full month of June 2015.

The tax character of dividends paid by us to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost as of June 30, 2016 and March 31, 2016. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations at the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of June 30, 2016 and March 31, 2016, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	June 30, 2016	March 31, 2016
Series A Term Preferred Stock	$40,656	$40,944
Series B Term Preferred Stock	41,963	40,738
Series C Term Preferred Stock	40,234	38,849

Total	$122,853	$120,531

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. No securities have been issued to date under the registration statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Numerator: net increase in net assets resulting from operations	$24,534	$8,559
Denominator: basic and diluted weighted average common shares	30,270,958	30,260,079

Basic and diluted net increase in net assets resulting from operations per weighted average common share	$0.81	$0.28

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify for treatment as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of Investment Company Taxable Income. Based on that estimate, our Board of Directors declares three monthly distributions to common stockholders each quarter.

The federal income tax characteristics of all distributions (including preferred stock dividends) will be reported to stockholders on Internal Revenue Service Form 1099 after the end of each calendar year.

We paid the following monthly distributions to our common stockholders for the three months ended June 30, 2016 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	April 12, 2016	April 22, 2016	May 2, 2016	$0.0625
	April 12, 2016	May 19, 2016	May 31, 2016	0.0625
	April 12, 2016	June 17, 2016	June 30, 2016	0.0625

		Three months ended June 30, 2016:		$0.1875

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	April 14, 2015	April 24, 2015	May 5, 2015	$0.0625
	April 14, 2015	May 19, 2015	May 29, 2015	0.0625
	April 14, 2015	June 19, 2015	June 30, 2015	0.0625

		Three months ended June 30, 2015:		$0.1875

Aggregate distributions to our common stockholders declared quarterly and paid were $5.7 million for both the three months ended June 30, 2016 and 2015 and were declared based on estimates of Investment Company Taxable Income for each respective fiscal year. We determine the tax characterization of distributions to our common stockholders as of the end of our fiscal year, based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. If we determined the tax characterization of our distributions as of June 30, 2016, 100% would be from ordinary income and 0% would be a return of capital. For the three months ended June 30, 2016, we recorded $0.1 million of net estimated adjustments for permanent book-tax differences to reflect tax character which decreased Capital in excess of par value by $115, increased Accumulated net realized gain (loss) by $74 and increased Net investment income in excess of distributions by $40 on our accompanying Consolidated Statement of Assets and Liabilities. For the fiscal year ended March 31, 2016, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.9 million of the first distributions paid to common stockholders in fiscal year 2017, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2016 and March 31, 2016, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves against escrow amounts were $0.5 million as of June 30, 2016. There were no aggregate reserves recorded against escrow amounts as of March 31, 2016.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of June 30, 2016 and March 31, 2016 was $3.3 million and $5.1 million, respectively. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of June 30, 2016 and March 31, 2016 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of one of our portfolio companies. During the three months ended June 30, 2016 and 2015, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties as of June 30, 2016 and March 31, 2016 to be immaterial.

As of June 30, 2016, the following guaranties were outstanding:

•	In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order dates and delivery dates of golf carts to customers. The guaranty was renewed in February of each subsequent year through February 2016 and expires in February 2017, unless it is renewed again by us, CCE and Agricredit.

•	In April 2010, we executed a guaranty of vendor recourse for individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $0.2 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. These individual transactions have terms to maturity that expire in October 2016.

The following table summarizes the principal balances of unused line of credit and other uncalled capital commitments and guaranties as of June 30, 2016 and March 31, 2016, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2016	March 31, 2016
Unused line of credit and other uncalled capital commitments	$6,868	$10,564
Guaranties	2,211	2,279

Total	$9,079	$12,843

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2016	2015
Per Common Share Data:
Net asset value at beginning of period(A)	$9.22	$9.18
Income from investment operations(B)
Net investment income	0.23	0.17
Net realized gain on sale of investments and other	0.61	0.01
Net unrealized (depreciation) appreciation of investments and other	(0.03)	0.11

Total from investment operations	0.81	0.29
Effect of equity capital activity(B)
Cash distributions to common stockholders(C)	(0.19)	(0.19)
Shelf registration offering costs	—	(0.01)
Net dilutive effect of equity offering(D)	—	(0.03)

Total from equity capital activity	(0.19)	(0.23)

Net asset value at end of period(A)	$9.84	$9.24

Per common share market value at beginning of period	$7.02	$7.40
Per common share market value at end of period	7.16	7.95
Total investment return(E)	4.75%	10.07%
Common stock outstanding at end of period(A)	30,270,958	30,270,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$297,880	$279,754
Average net assets(F)	285,546	278,746

Senior Securities Data:
Total borrowings, at cost	$84,696	$94,846
Mandatorily redeemable preferred stock	121,650	121,650

Ratios/Supplemental Data:
Ratio of net expenses to average net assets — annualized(G)	10.62%	10.82%
Ratio of net investment income to average net assets — annualized(H)	9.54	7.41

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic common share data for the corresponding period.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three months ended June 30, 2015, the dilution is the result of issuing common shares in April 2015 at a price below the then current NAV per share.
(E)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9 — Distributions to Common Stockholders.
(F)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(G)	Ratio of net expenses to average net assets is computed using total expenses, net of any voluntary, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets – annualized would have been 14.15% and 14.27% for the three months ended June 30, 2016 and 2015, respectively.
(H)	Had we not received any voluntary, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets — annualized would have been 6.02% and 3.96% for the three months ended June 30, 2016 and 2015, respectively

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

We have one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended June 30, 2016 and 2015. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b) is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Three Months Ended June 30,
Income Statement	2016	2015
Net sales	$6,148	$6,066
Gross profit	1,551	392
Net profit (loss)	604	(700)

NOTE 13. SUBSEQUENT EVENTS

Distributions

In July 2016, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series A Term Preferred Stock, Series B Term Preferred Stock and Series C Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
July 22, 2016	August 2, 2016	$0.0625	$0.1484375	$0.140625	$0.135417
August 22, 2016	August 31, 2016	0.0625	0.1484375	0.140625	0.135417
September 21, 2016	September 30, 2016	0.0625	0.1484375	0.140625	0.135417

Total for the Quarter:		$0.1875	$0.4453125	$0.421875	$0.406251

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David Dullum; 4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2016. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Quarterly Report on Form 10-Q, the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts, except per share amounts, are in thousands unless otherwise indicated.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 17, 2016. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to our stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow in value over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $5 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We seek to avoid investments in high-risk, early stage enterprises. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of June 30, 2016, our investment portfolio was made up of 71.9% in debt securities and 28.1% in equity securities, at cost.

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

Additionally, in July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest with certain of our affiliates under certain circumstances and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by our external investment adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order. We have opportunistically made several co-investments with our affiliate Gladstone Capital Corporation pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone

We are externally managed by our affiliated investment adviser, Gladstone Management Corporation, an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services. Each of the Adviser and Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer.

Additionally, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee. For additional information refer to Note 4 – Related Party Transactions of the notes to our accompanying Consolidated Financial Statements.

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

Business

Portfolio Activity

While economic conditions remain challenging, we are seeing many new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. During the three months ended June 30, 2016, we invested $25.5 million in one new portfolio company and exited one existing portfolio company with a fair value of $44.9 million as of March 31, 2016; therefore, the number of portfolio companies was 36 as of both June 30, 2016 and March 31, 2016. From our initial public offering in June 2005 through June 30, 2016, we have made investments in 44 companies, excluding investments in syndicated loans, for a total of approximately $860 million before giving effect to principal repayments and divestitures. For the three months ended June 30, 2016, our new investments consisted of 72.9% secured second lien loans and 27.1% equity investments, based on the originating principal balances.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of June 30, 2016, we had unrecognized success fees of $29.9 million, or $0.99 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

Since inception, we have closed eight buyout liquidity events, which, in the aggregate, have generated $88.4 million in net realized gains and $18.9 million in other income, for a total increase to our net assets of $107.3 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The eight liquidity events have offset our cumulative realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 56.3% since March 2011, and allowed us to declare and pay a $0.03 per common share one-time special distribution in fiscal year 2012, a $0.05 per common share one-time special distribution in November 2013, and a $0.05 per common share one-time special distribution in December 2014.

Capital Raising Efforts

Despite the challenges that have existed in the economy for the past several years, we have been able to meet our capital needs through extensions of and increases to our Credit Facility and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended our Credit Facility’s revolving period multiple times, most recently to June 2017, and increased the commitment from $60.0 million to $185.0 million (with a potential total commitment of $250.0 million through additional commitments of new or existing lenders). Additionally, we issued approximately 3.8 million shares of common stock for gross proceeds of $28.1 million in March 2015, inclusive of the April 2015 overallotment, and 1.6 million shares of our Series C Term Preferred Stock for gross proceeds of $40.3 million in May 2015. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

Although we were able to access the capital markets historically, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On July 29, 2016, the closing market price of our common stock was $7.61 per share, which represented a 22.7% discount to our net asset value (“NAV”) of $9.84 per share as of June 30, 2016. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2015 Annual Meeting of Stockholders held on August 6, 2015, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. This August 2015 stockholder authorization is in effect for one year from the date of stockholder approval. At our 2016 Annual Meeting of Stockholders, scheduled to take place on August 4, 2016, we will again ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in March and April 2015 and October and November 2012 at a price per share below the then current NAV per share. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18 of the 1940 Act), of at least 200.0% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our three series of term preferred stock).

Investment Highlights

During the three months ended June 30, 2016, we disbursed $25.5 million in new debt and equity investments, received $43.5 million in proceeds from repayments and sales, and extended $3.5 million of follow-on investments to existing portfolio companies through revolver draws or additions to equity. From our initial public offering in June 2005 through June 30, 2016, we have made investments in 44 companies, excluding investments in syndicated loans, for a total of approximately $860 million before giving effect to principal repayments and divestitures.

Investment Activity

During the three months ended June 30, 2016, the following significant transactions occurred:

•	In April 2016, we sold our investment in Acme Cryogenics, Inc. (“Acme”), which resulted in dividend income of $2.8 million and a net realized gain of $18.8 million. In connection with the sale, we received net cash proceeds of $44.6 million, including the repayment of our debt investment of $14.5 million at par and net receivables of $0.6 million, which are recorded within Other assets, net on the accompanying Consolidated Statement of Assets and Liabilities.

•	In May 2016, we invested $25.5 million in The Mountain Corporation (“The Mountain”) through a combination of secured second lien debt and preferred equity. The Mountain, headquartered in Keene, New Hampshire, is a designer and manufacturer of premium quality, bold artwear apparel serving a diverse global customer base.

Recent Developments

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. No securities have been issued to date under the registration statement.

Distributions and Dividends

In July 2016, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series A Term Preferred Stock, Series B Term Preferred Stock, and Series C Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
July 22, 2016	August 2, 2016	$0.0625	$0.1484375	$0.140625	$0.135417
August 22, 2016	August 31, 2016	0.0625	0.1484375	0.140625	0.135417
September 21, 2016	September 30, 2016	0.0625	0.1484375	0.140625	0.135417

Total for the Quarter:		$0.1875	$0.4453125	$0.421875	$0.406251

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,628	$11,385	$243	2.1%
Other income	2,765	1,321	1,444	109.3

Total investment income	14,393	12,706	1,687	13.3

EXPENSES
Base management fee	2,509	2,453	56	2.3
Loan servicing fee	1,681	1,559	122	7.8
Incentive fee	1,700	1,291	409	31.7
Administration fee	299	355	(56)	(15.8)
Interest and dividend expense	3,036	2,831	205	7.2
Amortization of deferred financing costs and discounts	481	460	21	4.6
Other	393	998	(605)	(60.6)

Expenses before credits from Adviser	10,099	9,947	152	1.5
Credits to fees from Adviser	(2,518)	(2,404)	(114)	4.7

Total expenses, net of credits to fees	7,581	7,543	38	0.5

NET INVESTMENT INCOME	6,812	5,163	1,649	31.9

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	18,635	199	18,436	NM
Net realized loss on other	(75)	—	(75)	NM
Net unrealized (depreciation) appreciation of investments	(913)	3,197	(4,110)	NM
Net unrealized appreciation of other	75	—	75	NM

Net realized and unrealized gain	17,722	3,396	14,326	421.8

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,534	$8,559	$15,975	186.6

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.23	$0.17	$0.05	29.4%

Net increase in net assets resulting from operations	$0.81	$0.28	$0.53	189.3

NM = Not Meaningful

Investment Income

Total investment income increased by 13.3% for the three months ended June 30, 2016, as compared to the prior year period. This increase was primarily due to an increase in other income as well as an increase in interest income, which resulted from an increase in the size of our interest-bearing portfolio for the three months ended June 30, 2016 as compared to the prior year period.

Interest income from our investments in debt securities increased 2.1% for the three months ended June 30, 2016, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2016, was $367.2 million, compared to $362.6 million for the prior year period. This increase was primarily due to $60.7 million in new debt investments originated after June 30, 2015, partially offset by the pay-off of $48.1 million of debt investments principally related to the exit of portfolio companies.

At June 30, 2016 and 2015, our loans to one portfolio company, Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $3.2 million and $11.3 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.7% and 12.6% for the three months ended June 30, 2016 and 2015, respectively. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the three months ended June 30, 2016 increased 109.3% from the prior year period. During the three months ended June 30, 2016, other income primarily consisted of $2.8 million of dividend income. For the three months ended June 30, 2015, other income primarily consisted of $0.4 million of dividend income and $0.9 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of June 30, 2016		Three months ended June 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$30,198	6.2%	$777	5.4%
Cambridge Sound Management, Inc.	26,806	5.5	493	3.4
The Mountain Corporation(A)	25,500	5.2	370	2.6
SOG Specialty Knives & Tools, LLC	22,731	4.6	662	4.6
Nth Degree, Inc.	22,405	4.6	420	2.9

Subtotal — five largest investments	127,640	26.1	2,722	18.9
Other portfolio companies	363,341	73.9	11,671	81.1

Total investment portfolio	$490,981	100.0%	$14,393	100.0%

	As of June 30, 2015		Three months ended June 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Funko, LLC(B)	$31,221	6.5%	$442	3.5%
SOG Specialty Knives & Tools, LLC	29,766	6.2	662	5.2
Counsel Press, Inc.	29,463	6.1	791	6.2
Cambridge Sound Management, Inc.	26,180	5.4	493	3.9
Acme Cryogenics, Inc. (B)	25,569	5.3	422	3.3

Subtotal — five largest investments	142,199	29.5	2,810	22.1
Other portfolio companies	339,044	70.5	9,896	77.9

Total investment portfolio	$481,243	100.0%	$12,706	100.0%

(A)	New investment during the applicable period.
(B)	We exited the investment subsequent to June 30, 2015.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, were relatively flat during the three months ended June 30, 2016, as compared to the prior year period, as the increase in interest and dividend expense and the incentive fee was offset by a decrease in other expenses.

The incentive fee increased for the three months ended June 30, 2016, as compared to the prior year period, as net investment income increased over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2016	2015
Average total assets subject to base management fee(A)	$501,800	$490,600
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,509	2,453
Credits to fees from Adviser — other(B)	(837)	(845)

Net base management fee	$1,672	$1,608

Loan servicing fee(B)	$1,681	$1,559
Credits to base management fee — loan servicing fee(B)	(1,681)	(1,559)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,700	$1,291
Credits to fees from Adviser — other(B)	—	—

Net incentive fee	$1,700	$1,291

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Interest and dividend expense increased 7.2% for the three months ended June 30, 2016, as compared to the prior year period, primarily due to dividends paid related to our Series C Term Preferred Stock issued in May 2015, partially offset by lower costs of borrowings on our Credit Facility, as the increase in the effective interest rate was more than offset by the decrease in average borrowings outstanding. The weighted average balance outstanding on our Credit Facility during the three months ended June 30, 2016, was $79.9 million, as compared to $103.1 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2016 was 4.4% as compared to 3.9% in the prior year period. Dividends on mandatorily redeemable preferred stock increased $0.3 million from the prior year period, when the Series C Term Preferred Stock was newly issued and only outstanding for a portion of the period.

Other expenses decreased 60.6% for the three months ended June 30, 2016, as compared to the prior year period, primarily as a result of lower professional fees, including legal and diligence fees, as well as lower bad debt expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the three months ended June 30, 2016, we recorded net realized gains on investments of $18.6 million, primarily related to the $18.8 million realized gain from the exit of Acme, compared to net realized gains of $0.2 million during the prior year period related to exit of Roanoke Industries Corp.

Net Realized Loss on Other

During the three months ended June 30, 2016, we recorded a net realized loss on other of $75 due to the expiration of our interest rate cap agreement.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2016, we recorded net unrealized depreciation of investments of $0.9 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2016, were as follows:

	Three Months Ended June 30, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corporation	$—	$7,819	$—	$7,819
Head Country, Inc.	—	5,082	—	5,082
Jackrabbit, Inc.	—	2,891	—	2,891
Brunswick Bowling Products, Inc.	—	2,279	—	2,279
Logo Sportswear, Inc.	—	1,909	—	1,909
Country Club Enterprises, LLC	—	1,406	—	1,406
Nth Degree, Inc.	—	1,403	—	1,403
Mitchell Rubber Products, Inc.	—	1,326	—	1,326
Counsel Press, Inc.	—	1,299	—	1,299
Behrens Manufacturing, LLC	—	1,297	—	1,297
Drew Foam Company, Inc.	—	1,239	—	1,239
B-Dry, LLC	—	1,186	—	1,186
Schylling, Inc.	—	1,169	—	1,169
Frontier Packaging, Inc.	—	1,119	—	1,119
Ginsey Home Solutions, Inc.	—	1,002	—	1,002
GI Plastek, Inc.	—	247	—	247
Channel Technologies Group, LLC	—	(257)	—	(257)
Meridian Rack & Pinion, Inc.	—	(530)	—	(530)
B+T Group Acquisition, Inc.	—	(770)	—	(770)
Cambridge Sound Management, Inc.	—	(1,028)	—	(1,028)
D.P.M.S., Inc.	—	(1,154)	—	(1,154)
Old World Christmas, Inc.	—	(1,610)	—	(1,610)
Tread Corporation	—	(1,708)	—	(1,708)
Precision Southeast, Inc.	—	(2,240)	—	(2,240)
Acme Cryogenics, Inc.	18,806	—	(21,216)	(2,410)
SOG Specialty Knives & Tools, LLC	—	(3,416)	—	(3,416)
Other, net (<$250 Net)	(171)	343	—	172

Total	$18,635	$20,303	$(21,216)	$17,722

The primary driver of net unrealized depreciation of $0.9 million for the three months ended June 30, 2016, was the reversal of $21.2 million of previously recorded unrealized appreciation on our investment in Acme upon exit. This decrease was partially offset by unrealized appreciation resulting from an increase in performance of several of our portfolio companies.

During the three months ended June 30, 2015, we recorded net unrealized appreciation on investments of $3.2 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2015, were as follows:

	Three Months Ended June 30, 2015
Portfolio Company	Realized Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Funko, LLC	$—	$6,213	$—	$6,213
Cambridge Sound Management, Inc.	—	3,982	—	3,982
Frontier Packaging, Inc	—	3,484	—	3,484
Acme Cryogenics, Inc.	—	2,550	—	2,550
D.P.M.S., Inc.	—	2,470	—	2,470
Mathey Investments, Inc.	—	1,703	—	1,703
Precision Southeast, Inc.	—	1,668	—	1,668
Tread Corporation	—	1,520	—	1,520
Logo Sportswear, Inc.	—	1,204	—	1,204
SBS Industries, LLC	—	829	—	829
Behrens Manufacturing, LLC	—	672	—	672
Roanoke Industries Corp.	215	—	(110)	105
Head Country, Inc.	—	(155)	—	(155)
Quench Holdings Corp.	—	(197)	—	(197)
Drew Foam Company, Inc.	—	(323)	—	(323)
Ginsey Home Solutions, Inc.	—	(968)	—	(968)
Meridian Rack & Pinion, Inc.	—	(1,239)	—	(1,239)
Alloy Die Casting Co.	—	(1,360)	—	(1,360)
Counsel Press, Inc.	—	(1,432)	—	(1,432)
Country Club Enterprises, LLC	—	(1,437)	—	(1,437)
SOG Specialty Knives & Tools, LLC	—	(2,085)	—	(2,085)
Edge Adhesives Holdings, Inc.	—	(2,114)	—	(2,114)
Jackrabbit, Inc.	—	(2,776)	—	(2,776)
Old World Christmas, Inc.	—	(4,205)	—	(4,205)
B+T Group Acquisition, Inc.	—	(4,541)	—	(4,541)
Other, net (<$250 Net)	(16)	(156)	—	(172)

Total	$199	$3,307	$(110)	$3,396

The primary driver of net unrealized appreciation of $3.2 million for the three months ended June 30, 2015, was an improvement in the performance of certain portfolio companies and an increase in comparable multiples used to estimate the fair value of our investments, which more than offset the decreased performance of several of our portfolio companies.

Across our entire investment portfolio, we recorded $0.3 million of net unrealized depreciation on our debt positions and $0.6 million of net unrealized depreciation on our equity holdings for the three months ended June 30, 2016. At June 30, 2016, the fair value of our investment portfolio was less than our cost basis by $31.4 million, as compared to $30.5 million at March 31, 2016, representing net unrealized depreciation of $0.9 million for the three months ended June 30, 2016. Our entire portfolio had a fair value of 94.0% of cost as of June 30, 2016.

Net Unrealized Appreciation on Other

During the three months ended June 30, 2016, we recorded net unrealized appreciation on other of $75 due to the reversal of previously recorded depreciation upon the expiration of our interest rate cap agreement. There was no net unrealized appreciation or depreciation on other for the three months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2016, was $21.9 million, as compared to net cash used in operating activities of $6.1 million for the three months ended June 30, 2015. This change was primarily due to increased investment repayments and net proceeds from sales of investments, which more than offset the increase in cash paid for the purchase of investments period over period. Purchases of investments were $29.0 million during the three months ended June 30, 2016 compared to $17.3 million during the three months ended June 30, 2015. Repayments and proceeds from the sale of investments totaled $42.9 million during the three months ended June 30, 2016 compared to $5.5 million during the three months ended June 30, 2015.

As of June 30, 2016, we had equity investments in or loans to 36 portfolio companies with an aggregate cost basis of $522.4 million. As of June 30, 2015, we had equity investments in or loans to 34 portfolio companies with an aggregate cost basis of $517.3 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Beginning investment portfolio, at fair value	$487,656	$466,053
New investments	25,500	16,251
Disbursements to existing portfolio companies	3,476	1,075
Scheduled principal repayments	—	(1,650)
Unscheduled principal repayments	(15,411)	(3,583)
Net proceeds from sales of investments	(27,531)	(315)
Net realized gain on investments	18,204	215
Net unrealized appreciation of investments	20,303	3,307
Reversal of net unrealized appreciation of investments	(21,216)	(110)

Ending investment portfolio, at fair value	$490,981	$481,243

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2016:

		Amount
For the remaining nine months ending March 31:	2017	$22,160
For the fiscal years ending March 31:	2018	76,326
	2019	81,681
	2020	101,108
	2021	75,515
	Thereafter	18,600

	Total contractual repayments	$375,390
	Investments in equity securities	146,973

	Total cost basis of investments held as of June 30, 2016:	$522,363

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2016, was $21.2 million, which consisted primarily of $15.4 million of net repayments on our Credit Facility and $5.7 million in distributions to common stockholders. Net cash provided by financing activities for the three months ended June 30, 2015, was $7.3 million, which consisted primarily of $38.5 million of proceeds from the issuance of our Series C Term Preferred Stock in May 2015, net of total deferred financing and offering costs, and $3.4 million of net proceeds from the issuance of common shares in April 2015, partially offset by $29.1 million of net repayments on our Credit Facility and $5.7 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared and we paid monthly cash distributions of $0.0625 per common share for each of the three months, April, May, and June 2016. Our Board of Directors declared these distributions based on estimates of Investment Company Taxable Income for the fiscal year ending March 31, 2017.

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

For the year ended March 31, 2016, distributions to common stockholders totaled $22.7 million and were less than our taxable income for the same year, when also considering prior spillover amounts under Section 855(a) of the Code. At March 31, 2016, we elected to treat $6.9 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.7 million adjustment for estimated permanent book-tax differences, which decreased Capital in excess of par value and Accumulated net realized loss and increased Net investment income in excess of distributions as of March 31, 2016. As of June 30, 2016, we recorded a $0.1 million adjustment for estimated permanent book-tax differences, which decreased Capital in excess of par value, and increased Accumulated net realized gain (loss) and Net investment income in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1484375 per share to holders of our Series A Term Preferred Stock, $0.140625 per share to holders of our Series B Term Preferred Stock, and $0.135417 per share to holders of our Series C Term Preferred Stock for each of the three months, April, May, and June 2016. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

Equity

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. No securities have been issued to date under the registration statement.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has predominantly since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors, and meeting other stated requirements. On July 29, 2016, the closing market price of our common stock was $7.61 per share, representing a 22.7% discount to our NAV of $9.84 per share as of June 30, 2016. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2015 Annual Meeting of Stockholders held on August 6, 2015, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2016 Annual Meeting of Stockholders, scheduled to take place on August 4, 2016, we will again ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1,600,000 shares of our Series A Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.0 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. We incurred $2.0 million in total offering costs related to the offering, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending February 28, 2017, the mandatory redemption date.

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

Pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), in November 2014, we completed a public offering of 1,656,000 shares of our Series B Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $39.7 million. We incurred $1.7 million in total offering costs related to this offering, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending December 31, 2021, the mandatory redemption date.

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

Also, pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), in May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.6 million. We incurred $1.6 million in total offering costs related to this offering, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 31, 2022, the mandatory redemption date.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series A, B, and C Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series A, B, and C Term Preferred Stock) as of June 30, 2016 was 239.7%, calculated pursuant to Section 18 of the 1940 Act.

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

Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility generally also limits distributions to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Business Investment is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate it to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50.0% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $224.9 million as of June 30, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $415.6 million, an asset coverage ratio with respect to senior securities representing indebtedness of 574.4%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of June 30, 2016, we had 29 obligors in the borrowing base. As of June 30, 2016, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement, effective October 2013, for a notional amount of $45.0 million. The interest rate cap agreement, which expired in April 2016, effectively limited the interest rate on a portion of the borrowings pursuant to the terms of our Credit Facility. We incurrent a premium of $75 in conjunction with this agreement, which was recorded within Net realized loss on other in our accompanying Consolidated Statements of Operations for the three months ended June 30, 2016 upon the expiration of the agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally recognize success fees as income when the payment has been received. As a result, as of June 30, 2016, we had off-balance sheet success fee receivables of $29.9 million (or $0.99 per common share) on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit and other uncalled capital commitments as of June 30, 2016 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of one of our portfolio companies, whereby we have guaranteed an aggregate of $2.2 million of obligations of Country Club Enterprises, LLC (“CCE”). As of June 30, 2016, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be immaterial.

The following table shows our contractual obligations as of June 30, 2016, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$79,600	$—	$79,600	$—	$—
Mandatorily redeemable preferred stock	121,650	40,000	—	—	81,650
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	45,430	11,306	18,726	11,535	3,863

Total	$251,776	$51,306	$98,326	$16,631	$85,513

(A)	Excludes unused line of credit commitments, uncalled capital commitments and guaranties to our portfolio companies in the aggregate principal amount of $9.1 million.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date due to the revolving nature of the facility.
(C)	Includes interest payments due on our Credit Facility, secured borrowing, and dividend obligations on each series of our mandatorily redeemable term preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2016. Dividend payments on our mandatorily redeemable term preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”) as our most critical accounting policy, which is described in Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this report. Additionally, refer to Note 3 — Investments in the accompanying notes to our Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of Financial

Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this report.

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

The following table reflects risk ratings for all loans in our portfolio as of June 30, 2016 and March 31, 2016:

Rating	June 30, 2016	March 31, 2016
Highest	9.0	10.0
Average	6.0	6.0
Weighted Average	6.3	6.2
Lowest	3.0	3.0

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

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital loss carryforwards. Our capital loss carryforward balance was $0 and $13.6 million as of June 30, 2016 and March 31, 2016.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this report for a description of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the portfolio companies whose securities we own; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of June 30, 2016, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

90.0%	Variable rates with a floor
10.0	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2016 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on May 17, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters, if they arise, would materially affect our business, financial condition, results of operations or cash flows, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources. Further, we are not named as a party to any proceeding that involves a claim for damages that exceeds 10% of our consolidated current assets.

ITEM 1A.	RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on May 17, 2016. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
Julia Ryan
Chief Financial Officer and Treasurer

Date: August 1, 2016

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012

3.1.b	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.1.c	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.1.d	Certificate of Amendment to the Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.1.e	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit B.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 7.125% Series A Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 2.D.4 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

4.3	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.4	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.