Form 10-Q
period 2016-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2016-11-02
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 811-23191

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of November 1, 2016, was 30,270,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2016	2016
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $199,644 and $191,757, respectively)	$187,900	$180,933
Affiliate investments (Cost of $301,719 and $304,856, respectively)	279,615	296,723
Control investments (Cost of $21,012 and $21,512 respectively)	18,457	10,000

Total investments at fair value (Cost of $522,375 and $518,125, respectively)	485,972	487,656
Cash and cash equivalents	5,097	4,481
Restricted cash and cash equivalents	1,035	1,107
Interest receivable	1,972	2,790
Due from custodian	2,689	1,638
Deferred financing costs, net	696	1,147
Other assets, net	1,601	4,256

TOTAL ASSETS	$499,062	$503,075

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $63,500 and $95,000, respectively)	$63,500	$95,000
Secured borrowing	5,096	5,096

Total borrowings	68,596	100,096
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 6,356,000 and 4,956,000 shares authorized; 5,566,000 and 4,866,000 shares issued and outstanding, respectively, net	134,459	118,465
Accounts payable and accrued expenses	1,274	1,054
Fees due to Adviser(A)	622	1,912
Fee due to Administrator(A)	275	311
Other liabilities	1,734	2,215

TOTAL LIABILITIES	$206,960	$224,053

Commitments and contingencies(B)
NET ASSETS	$292,102	$279,022

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 30,270,958 shares issued and outstanding	$30	$30
Capital in excess of par value	310,793	311,608
Cumulative net unrealized depreciation of investments	(36,403)	(30,469)
Cumulative net unrealized depreciation of other	—	(75)
Net investment income in excess of distributions	7,684	6,426
Accumulated net realized gain (loss)	9,998	(8,498)

TOTAL NET ASSETS	$292,102	$279,022

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.65	$9.22

(A)	Refer to Note 4 — Related Party Transactions for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$4,357	$3,970	$8,862	$7,772
Affiliate investments	7,168	7,329	14,082	14,253
Control investments	204	645	413	1,304
Cash and cash equivalents	1	1	1	1

Total interest income	11,730	11,945	23,358	23,330
Other income
Non-Control/Non-Affiliate investments	14	1,795	29	3,116
Affiliate investments	—	—	2,750	—

Total other income	14	1,795	2,779	3,116

Total investment income	11,744	13,740	26,137	26,446

EXPENSES
Base management fee(A)	2,489	2,510	4,998	4,963
Loan servicing fee(A)	1,722	1,707	3,403	3,266
Incentive fee(A)	549	1,505	2,249	2,796
Administration fee(A)	275	270	574	625
Interest expense on borrowings	953	1,081	1,924	2,145
Dividends on mandatorily redeemable preferred stock	2,115	2,065	4,180	3,832
Amortization of deferred financing costs and discounts	481	483	962	943
Professional fees	194	261	386	703
Other general and administrative expenses	690	403	891	959

Expenses before credits from Adviser	9,468	10,285	19,567	20,232

Credit to base management fee — loan servicing fee(A)	(1,722)	(1,707)	(3,403)	(3,266)
Credit to fees from Adviser — other(A)	(1,114)	(861)	(1,951)	(1,706)

Total expenses net of credits to fees	6,632	7,717	14,213	15,260

NET INVESTMENT INCOME	5,112	6,023	11,924	11,186

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(12)	(1)	(165)	(1)
Affiliate investments	3	(2,740)	18,792	(2,740)
Control investments	(2)	1	(3)	200
Other	(182)	—	(257)	—

Total net realized (loss) gain	(193)	(2,740)	18,367	(2,541)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(8,136)	(9,990)	(919)	(3,482)
Affiliate investments	1,977	11,852	(13,972)	8,651
Control investments	1,138	(5,255)	8,957	(5,365)
Other	—	—	75	—

Total net unrealized depreciation	(5,021)	(3,393)	(5,859)	(196)

Net realized and unrealized (loss) gain	(5,214)	(6,133)	12,508	(2,737)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(102)	$(110)	$24,432	$8,449

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.20	$0.39	$0.37

Net increase in net assets resulting from operations	—	—	0.81	0.28

Distributions	0.19	0.19	0.38	0.38

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	30,270,958	30,270,958	30,270,958	30,265,548

(A)	Refer to Note 4 — Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2016	2015
OPERATIONS
Net investment income	$11,924	$11,186
Net realized gain (loss) on investments	18,624	(2,541)
Net realized loss on other	(257)	—
Net unrealized depreciation of investments	(5,934)	(196)
Net unrealized appreciation of other	75	—

Net increase in net assets from operations	24,432	8,449

DISTRIBUTIONS
Distributions to common stockholders	(11,352)	(11,352)

Net decrease in net assets from distributions	(11,352)	(11,352)

CAPITAL ACTIVITY
Issuance of common stock	—	3,663
Offering costs for issuance of common stock	—	(221)

Net increase in net assets from capital activity	—	3,442

TOTAL INCREASE IN NET ASSETS	13,080	539
NET ASSETS, BEGINNING OF PERIOD	279,022	273,429

NET ASSETS, END OF PERIOD	$292,102	$273,968

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$24,432	$8,449
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(31,186)	(40,045)
Principal repayments of investments	16,661	10,583
Net proceeds from the sale of investments	28,479	2,159
Net realized (gain) loss on investments	(18,662)	2,525
Net realized loss on other	257	—
Net unrealized depreciation of investments	5,934	196
Net unrealized appreciation of other	(75)	—
Amortization of deferred financing costs and discounts	962	943
Bad debt expense, net of recoveries	(186)	172
Changes in assets and liabilities:
Decrease (increase) in restricted cash and cash equivalents	464	(388)
Decrease (increase) in interest receivable	818	(876)
(Increase) decrease in due from custodian	(1,051)	2,816
Decrease (increase) in other assets, net	2,885	(272)
Decrease in accounts payable and accrued expenses	(71)	(347)
(Decrease) increase in fees due to Adviser(A)	(1,290)	412
(Decrease) increase in fee due to Administrator(A)	(36)	8
Decrease in other liabilities	(481)	(891)

Net cash provided by (used in) operating activities	27,854	(14,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	3,663
Offering costs for issuance of common stock	—	(221)
Proceeds from line of credit	37,200	65,500
Repayments on line of credit	(68,700)	(80,800)
Proceeds from issuance of mandatorily redeemable preferred stock	57,500	40,250
Redemption of mandatorily redeemable preferred stock	(40,000)	—
Deferred financing and offering costs	(1,886)	(1,711)
Distributions paid to common stockholders	(11,352)	(11,352)

Net cash (used in) provided by financing activities	(27,238)	15,329

NET INCREASE IN CASH AND CASH EQUIVALENTS	616	773
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,481	4,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,097	$5,694

CASH PAID FOR INTEREST	$1,730	$1,942

NON-CASH ACTIVITIES(B)	$—	$15,740

(A)	Refer to Note 4 — Related Party Transactions for additional information.
(B)	2015: Significant non-cash operating activities consisted principally of the following transaction:

In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI, which had a cost basis and fair value of $17.7 million and $14.2 million, respectively. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a net realized loss of $2.7 million. We recognized this net realized loss in our Consolidated Statements of Operations during the three and six months ended September 30, 2015.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (8.0%, Due 10/2019)(I)(Q)	$—	$—	$—
		Secured First Lien Term Debt (8.0%, Due 10/2019)(I)(Q)	5,000	5,000	5,414

				5,000	5,414
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $100 available (6.8% (0.8% Unused Fee), Due 12/2016)(L)	3,900	3,900	3,900
		Secured First Lien Term Debt (1.5%, Due 12/2019)(L)	6,433	6,443	1,502
		Secured First Lien Term Debt (1.5%, Due 12/2019)(L)	840	840	—
		Preferred Stock (2,500 shares)(C)(L)		2,516	—
		Common Stock (2,500 shares)(C)(L)		300	—

				13,999	5,402
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,245,681 shares)(C)(L)		7,725	5,740
		Guaranty ($2,000)(D)		—	—
		Guaranty ($71)(D)		—	—

				11,725	9,740
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(K)	13,000	13,000	13,130
		Common Stock Warrants (8% ownership)(C)(L)		500	2,000

				13,500	15,130
Drew Foam Companies, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(L)		3,375	3,727
		Common Stock (5,372 shares)(C)(L)		63	6,519

				13,351	20,159

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	9,750	9,750	9,750
		Preferred Stock (1,373 shares)(C)(L)		1,373	1,442
		Common Stock (152 shares)(C)(L)		152	7,298

				11,275	18,490
Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Preferred Stock (260 units)(C)(L)		260	358
		Common Stock (975 units)(C)(L)		—	—

				260	358
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2021)(H)(L)	13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(L)		9,583	5,883
		Common Stock (63,747 shares)(C)(L)		8	—

				22,891	19,183
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(L)		3,556	4,650
		Common Stock (548 shares)(C)(L)		94	2,084

				14,650	17,734
Mathey Investments, Inc.	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (10.0%, Due 3/2018)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2018)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2018)(E)(I)(L)	3,500	3,500	2,148
		Common Stock (29,102 shares)(C)(L)		777	—

				9,379	7,250
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 3/2018)(I)(K)	13,560	13,560	10,848
		Preferred Stock (27,900 shares)(C)(L)		2,790	—
		Common Stock (27,900 shares)(C)(L)		28	—

				16,378	10,848

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.5%, Due 12/2020)(L)	$13,290	$13,290	$13,290
		Preferred Stock (5,660 units)(C)(L)		5,660	7,025

				18,950	20,315
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(L)		3,397	4,359

				3,397	4,359
SBS Industries, LLC	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (14.0%, Due 8/2019)(L)	11,355	11,355	9,013
		Preferred Stock (19,935 shares)(C)(L)		1,994	—
		Common Stock (221,500 shares)(C)(L)		222	—

				13,571	9,013
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(L)		4,000	4,306

				17,081	17,387
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,700
		Preferred Stock (1,499 shares)(C)(L)		1,499	—
		Common Stock (600 shares)(C)(L)		1	—

				6,500	4,700
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $634 available (12.5%, Due 2/2018)(G)(L)	3,216	3,216	2,418
		Preferred Stock (12,998,639 shares)(C)(L)		3,768	—
		Common Stock (10,089,048 shares)(C)(L)		753	—

				7,737	2,418

Total Non-Control/Non-Affiliate Investments (represents 38.7% of total investments at fair value)				$199,644	$187,900

AFFILIATE INVESTMENTS(O):
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	$12,215	$12,215	$11,604
		Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	175	175	166
		Secured First Lien Term Debt (Due 10/2018)(K)(R)	910	910	869
		Preferred Stock (4,064 shares)(C)(L)		4,064	—
		Common Stock (630 shares)(C)(L)		41	—

				17,405	12,639
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(Q)	9,975	9,975	10,823
		Preferred Stock (2,923 shares)(C)(Q)		2,922	9,565

				12,897	20,388
Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(L) Preferred Stock (4,943 shares)(C)(L)	11,307	11,307	11,307
				4,943	9,887

				16,250	21,194
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(L)		4,196	—

				18,196	14,000
Cambridge Sound Management, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured Second Lien Term Debt (13.0%, Due 8/2021)(L)	16,000	16,000	16,000
		Preferred Stock (4,500 shares)(C)(L)		4,500	10,061

				20,500	26,061
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(L)		1,841	—
		Common Stock (2,319,184 shares)(C)(L)		—	—

				1,841	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $1,000 available (12.8% (1.0% Unused Fee), Due 3/2017)(L)	$—	$—	$—
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(L)		6,995	8,437

				30,495	31,937
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Line of Credit, $550 available (4.0% (0.5% Unused Fee), Due 8/2017)(I)(L)	4,000	4,000	4,000
		Secured First Lien Term Debt (4.0%, Due 8/2017)(I)(L)	2,575	2,575	2,420
		Secured First Lien Term Debt (4.0%, Due 8/2017)(I)(L)	8,795	8,795	—
		Secured First Lien Term Debt (5.3%, Due 8/2017)(E)(L)	1,150	1,150	—
		Preferred Stock (25 shares)(C)(L)		2,500	—
		Common Stock (1,241 shares)(C)(L)		3	—

				19,023	6,420
Edge Adhesives Holdings, Inc. (M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,114
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,364
		Preferred Stock (3,774 units)(C)(L)		3,774	—

				15,474	11,478
GI Plastek, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.3%, Due 7/2020)(L)	15,000	15,000	15,000
		Preferred Stock (5,150 units)(C)(L)		5,150	6,291

				20,150	21,291
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(L)		4,000	4,240

				13,050	13,290

Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(L)		1,550	5,709

				10,750	14,909
Meridian Rack & Pinion, Inc.(M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	8,791
		Preferred Stock (3,381 shares)(C)(L)		3,381	595

				13,041	9,386
The Mountain Corporation	Personal and Non-Durable Consumer Products (Manufacturing Only)	Secured Second Lien Term Debt (13.5%, Due 8/2021)(L)	18,600	18,600	18,600
		Preferred Stock (6,899 shares)(C)(L)		6,899	5,028
		Common Stock (751 shares)(C)(L)		1	—

				25,500	23,628
NDLI, Inc.	Cargo Transport	Preferred Stock (3,600 shares)(C)(L)		3,600	—
		Common Stock (545 shares)(C)(L)		—	—

				3,600	—
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(L)		6,180	6,373

				21,950	22,143
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(L)		3,739	—
		Common Stock (90,909 shares)(C)(L)		91	—

				13,448	9,618

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	$6,200	$6,200	$6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(L)		9,749	2,833

				28,149	21,233

Total Affiliate Investments (represents 57.5% of total investments at fair value)				$301,719	$279,615

CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $500 available (6.5% (1.0% Unused Fee), Due 8/2017)(L)	$4,500	$4,500	$4,500
		Secured Second Lien Term Debt (10.0%, Due 8/2017)(L)	5,000	5,000	5,000
		Preferred Stock (5,517,444 shares)(C)(L) Common Stock (88,843 shares)(C)(L)		11,464	8,957
				48	—

				21,012	18,457

Total Control Investments (represents 3.8% of total investments at fair value)				$21,012	$18,457

TOTAL INVESTMENTS				$522,375	$485,972

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $451.6 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 —Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of September 30, 2016. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)	Percentages represent the weighted average cash interest rates in effect at September 30, 2016, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10 — Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT generally is paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2016.
(I)	Debt security has a fixed interest rate.
(J)	Reserved.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3 — Investments for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (8.0% , Due 10/2019)(I)(Q)	$—	$—	$—
		Secured First Lien Term Debt (8.0%, Due 10/2019)(I)(Q)	5,000	5,000	5,311

				5,000	5,311
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $500 available (6.7% (0.8% Unused Fee), Due 12/2016)(L)	3,500	3,500	3,500
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	6,433	6,443	1,191
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	840	840	—
		Preferred Stock (2,500 shares)(C)(L)		2,516	—
		Common Stock (2,500 shares)(C)(L)		300	—

				13,599	4,691
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,245,681 shares)(C)(L)		7,725	5,313
		Guaranty ($2,000)(D)		—	—
		Guaranty ($279)(D)		—	—

				11,725	9,313
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(K)	13,000	13,000	12,984
		Common Stock Warrants (6.0% ownership)(C)(L)		—	1,500

				13,000	14,484
Drew Foam Companies, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(L)		3,375	3,583
		Common Stock (5,372 shares)(C)(L)		63	6,459

				13,351	19,955
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	10,500	10,500	10,500
		Preferred Stock (1,373 shares)(C)(L)		1,373	1,386
		Common Stock (152 shares)(C)(L)		152	8,222

				12,025	20,108

Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer	Preferred Stock (260 units)(C)(L)		260	315
	Products (Manufacturing Only)	Common Stock (975 units)(C)(L)		—	—

				260	315
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(L)		9,583	4,813
		Common Stock (63,747 shares)(C)(L)		8	—

				22,891	18,113
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(L)		3,556	4,471
		Common Stock (548 shares)(C)(L)		94	934

				14,650	16,405
Mathey Investments, Inc.	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (10.0%, Due 3/2018)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2018)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2018)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(L)		777	54

				9,379	8,656
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	5,082
		Preferred Stock (27,900 shares)(C)(L)		2,790	—
		Common Stock (27,900 shares)(C)(L)		28	—

				16,378	5,082
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.5%, Due 12/2020)(L)	13,290	13,290	13,290
		Preferred Equity (5,660 units)(C)(L)		5,660	7,712

				18,950	21,002

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal		Cost	Fair Value
Quench Holdings Corp.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Common Stock (4,770,391 shares)(C)(L)	$		$3,397	$4,359

					3,397	4,359
SBS Industries, LLC	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (14.0%, Due 8/2019)(L)		11,355	11,355	11,355
		Preferred Stock (19,935 shares)(C)(L)			1,994	—
		Common Stock (221,500 shares)(C)(L)			222	—

					13,571	11,355
Schylling, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)		13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(L)			4,000	4,103

					17,081	17,184
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)		5,000	5,000	4,600
		Preferred Stock (1,499 shares)(C)(L)			1,499	—
		Common Stock (600 shares)(C)(L)			1	—

					6,500	4,600

Total Non-Control/Non-Affiliate Investments (represents 37.1% of total investments at fair value)					$191,757	$180,933

AFFILIATE INVESTMENTS(O):
Acme Cryogenics, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (11.5%, Due 3/2020)(I)(Q)		$14,500	$14,500	$14,500
		Preferred Stock (965,982 shares)(C)(Q)			7,956	22,337
		Common Stock (549,908 shares)(C)(Q)			1,197	4,201
		Common Stock Warrants (465,639 shares)(C)(Q)			25	3,856

					23,678	44,894
Alloy Die Casting Corp.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)		12,215	12,215	11,390
		Preferred Stock (4,064 shares)(C)(L)			4,064	612
		Common Stock (630 shares)(C)(L)			41	—

					16,320	12,002
Behrens Manufacturing, LLC(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.0%, Due 12/2018)(L)		9,975	9,975	9,975
		Preferred Stock (2,923 shares)(C)(L)			2,922	8,593

					12,897	18,568
Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(L)		11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(L)			4,943	5,267

					16,250	16,574
B+T Group Acquisition, Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)		14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(L)			4,196	—

					18,196	14,000
Cambridge Sound Management, Inc.	Home and Office Furnishing, Housewares and Durable Consumer Products	Secured First Lien Term Debt (13.0%, Due 9/2019)(L)		15,000	15,000	15,000
		Preferred Stock (4,500 shares)(C)(L)			4,500	12,835

					19,500	27,835
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,319 shares)(C)(L)			2,938	989
		Common Stock (2,319,184 shares)(C)(L)			—	—

					2,938	989
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $1,000 available (12.8% (1% Unused Fee), Due 3/2017)(L)		—	—	—
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)		18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)		5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(L)			6,995	5,399

					30,495	28,899

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $0 available (6.5% (1.0% Unused Fee), Due 9/2016)(L)	$5,000	$5,000	$5,000
		Secured Second Lien Term Debt (10.0%, Due 8/2017)(L)	5,000	5,000	5,000
		Preferred Stock (5,517,444 shares)(C)(L)		11,464	—
		Common Stock (88,843 shares)(C)(L)		48	—

				21,512	10,000

Total Control Investments (represents 2.1% of total investments at fair value)				$21,512	$10,000

TOTAL INVESTMENTS(R)				$518,125	$487,656

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $461.4 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 — Borrowings. Additionally, all of our investments are considered qualifying assets under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”) as of March 31, 2016. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2016, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10 — Commitments and Contingencies for additional information regarding these guaranties.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT generally is paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of such class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of such class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2016.
(I)	Debt security has a fixed interest rate.
(J)	Reserved.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3 — Investments for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Cumulative gross unrealized depreciation for federal income tax purposes is $86.2 million; cumulative gross unrealized appreciation for federal income tax purposes is $60.4 million. Cumulative net unrealized depreciation is $25.8 million, based on a tax cost of $513.5 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on May 17, 2016.

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

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter are generally valued at our original cost basis.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of September 30 and March 31, 2016 our loan to Tread Corporation (“Tread”) was on non-accrual status, with an aggregate debt cost basis of $3.2 million and $1.4 million, or 0.9% and 0.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $2.4 million and $1.4 million, or 0.7% and 0.4% of the fair value of all debt investments in our portfolio, respectively.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of September 30 and March 31, 2016, we did not have any loans with a PIK interest component. During the three and six months ended September 30, 2016 and 2015, we did not record any PIK income, nor did we collect any PIK interest in cash.

Other Income Recognition

We record success fee income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically from an exit or sale. We did not record any success fee income during the three and six months ended September 30, 2016. During the three and six months ended September 30, 2015, we recorded success fee income of $0 and $0.9 million, respectively.

We accrue dividend income on preferred and common equity securities of our portfolio companies to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three and six months ended September 30, 2016, we recorded dividend income of $12 and $2.8 million, respectively. During the three and six months ended September 30, 2015, we recorded dividend income of $1.8 million and $2.2 million, respectively.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We are currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-02 effective April 1, 2016. In October 2016, the FASB issued Accounting Standards Update 2016-17, “Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. We are currently assessing the impact of ASU 2016-17 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted.

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

As of September 30, 2016 and March 31, 2016, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and six months ended September 30, 2016 and 2015, there were no transfers in or out of Level 1, 2 and 3.

The following table presents our portfolio investments carried at fair value as of September 30, 2016 and March 31, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements
	Reported in Consolidated Statements of Assets and Liabilities
	September 30, 2016	March 31, 2016
Non-Control/Non-Affiliate Investments
Secured first lien debt	$91,231	$92,343
Secured second lien debt	41,278	35,366
Preferred equity	33,132	31,696
Common equity/equivalents	22,259	21,528

Total Non-Control/Non-Affiliate Investments	187,900	180,933
Affiliate Investments
Secured first lien debt	166,377	182,694
Secured second lien debt	44,218	24,118
Preferred equity	69,020	81,854
Common equity/equivalents	—	8,057

Total Affiliate Investments	279,615	296,723
Control Investments
Secured first lien debt	4,500	5,000
Secured second lien debt	5,000	5,000
Preferred equity	8,957	—
Common equity/equivalents	—	—

Total Control Investments	18,457	10,000

Total investments at fair value using Level 3 inputs	$485,972	$487,656

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2016 and March 31, 2016. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2016		Fair Value as of March 31, 2016		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of September 30, 2016	Range / Weighted Average as of March 31, 2016
Secured first lien debt	$219,086	(A)	$238,707		TEV	EBITDA multiple	4.2x – 7.8x / 6.0x	4.4x – 8.2x / 6.3x
						EBITDA	$1,057 - $10,486 / $4,037	$970 - $8,713 / $3,374

						Discount Rate	—	20.0% - 20.0% / 20.0%

	43,022	(B)	41,330	(B)	Yield Analysis	Discount Rate	13.5% - 18.5% / 16.2%	14.2% - 17.7% / 16.4%

Secured second lien debt	66,518	(C)	46,418	(C)	TEV	EBITDA multiple	5.2x – 7.3x / 6.3x	5.5x – 6.2x / 5.9x
						EBITDA	$2,559 - $5,391 / $4,611	$2,718 - $4,851 / $3,790

	23,978		18,066		Yield Analysis	Discount Rate	9.7% - 18.8% / 14.3%	10.1% - 20.0% / 15.1%

Preferred equity(D)	111,109		113,550		TEV	EBITDA multiple	4.2x – 7.8x / 6.1x	4.4x – 8.2x / 6.4x
						EBITDA	$1,057 - $86,041 / $4,456	$0 - $76,487 / $3,565

						Discount Rate	20.0% - 20.0% / 20.0%	20.0% - 20.0% / 20.0%

						Revenue multiple	—	0.2x – 0.5x / 0.4x

						Revenue	—	$29,300 - $56,937 / $42,761

Common equity/equivalents(E)	22,259		29,585		TEV	EBITDA multiple	4.2x – 11.0x / 8.6x	4.4x – 11.0x / 8.7x
						EBITDA	$1,057 - $17,465 / $10,917	$0 - $76,487 / $820

						Discount Rate	20.0% - 20.0% / 20.0%	20.0% - 20.0% / 20.0%

						Revenue multiple	—	0.2x – 0.5x / 0.2x
						Revenue	—	$29,300 - $56,937 / $56,937

Total	$485,972		$487,656

(A)	Fair value as of September 30, 2016 includes one proprietary debt investment for $10.8 million, which was valued at the expected payoff amount.
(B)	Fair value as of September 30, 2016 includes one proprietary debt investment for $5.4 million, which was valued at the expected payoff amount. Fair value as of March 31, 2016 includes one proprietary debt investment for $5.3 million which was valued at the expected payoff amount.
(C)	Fair value as of March 31, 2016 includes one proprietary debt investment for $14.5 million, which was valued at the expected payoff amount.
(D)	Fair value as of September 30, 2016 includes one proprietary equity investment for $9.6 million, which was valued at the expected payoff amount. Fair value as of March 31, 2016 includes one proprietary equity investment for $22.3 million, which was valued at the expected exit amount.
(E)	Fair value as of March 31, 2016 includes two proprietary equity investments for a combined $8.1 million, which were valued at the expected exit amount.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value of our portfolio, broken out by security type, during the three and six months ended September 30, 2016 and 2015 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2016:
Fair value as of June 30, 2016	$280,388	$69,990	$113,566	$27,037	$490,981
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	20	20
Net unrealized appreciation (depreciation)(B)	(3,240)	4,506	(1,509)	(4,778)	(5,021)
Reversal of previously recorded appreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	1,210	1,000	—	—	2,210
Settlements / repayments	(1,250)	—	—	—	(1,250)
Sales	—	—	(948)	(20)	(968)
Transfers(D)	(15,000)	15,000	—	—	—

Fair value as of September 30, 2016	$262,108	$90,496	$111,109	$22,259	$485,972

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six months ended September 30, 2016:
Fair value as of March 31, 2016	$280,037	$64,484	$113,550	$29,585	$487,656
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	18,826	18,826
Net unrealized appreciation (depreciation)(B)	(4,954)	5,912	14,095	229	15,282
Reversal of previously recorded appreciation upon realization(B)	—	—	(14,381)	(6,835)	(21,216)
New investments, repayments and settlements(C):
Issuances / originations	4,186	19,600	6,899	501	31,186
Settlements / repayments	(2,161)	(14,500)	—	—	(16,661)
Sales	—	—	(9,054)	(20,047)	(29,101)
Transfers(D)	(15,000)	15,000	—	—	—

Fair value as of September 30, 2016	$262,108	$90,496	$111,109	$22,259	$485,972

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2015:
Fair value as of June 30, 2015	$279,027	$65,067	$112,745	$24,404	$481,243
Total gain (loss):
Net realized (loss) gain(A)	(2,740)	—	(1)	1	(2,740)
Net unrealized (depreciation) appreciation(B)	1,943	(3,675)	(6,135)	2,468	(5,399)
Reversal of previously recorded depreciation (appreciation) upon realization(B)	3,489	—	(1,483)	—	2,006
New investments, repayments and settlements(C):
Issuances / originations	17,569	13,000	5,150	—	35,719
Settlements / repayments	(18,350)	—	—	—	(18,350)
Sales	—	—	(1,844)	—	(1,844)
Transfers	—	—	—	—	—

Fair value as of September 30, 2015	$280,938	$74,392	$108,432	$26,873	$490,635

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six months ended September 30, 2015:
Fair value as of March 31, 2015	$267,545	$65,974	$111,090	$21,444	$466,053
Total gain (loss):
Net realized (loss) gain(A)	(2,740)	—	(1)	216	(2,525)
Net unrealized (depreciation)(B)	5,775	(3,782)	(9,723)	5,638	(2,092)
Reversal of previously recorded depreciation (appreciation) upon realization(B)	3,489	—	(1,483)	(110)	1,896
New investments, repayments and settlements(C):
Issuances / originations	29,652	13,000	10,393	—	53,045
Settlements / repayments	(22,783)	(800)	—	—	(23,583)
Sales	—	—	(1,844)	(315)	(2,159)
Transfers	—	—	—	—	—

Fair value as of September 30, 2015	$280,938	$74,392	$108,432	$26,873	$490,635

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2016 and 2015.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the periods ended September 30, 2016 and 2015.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	Transfers represent $15.0 million of secured first lien debt of Cambridge Sound Management, Inc. (“Cambridge”), which was converted into secured second lien debt in August 2016.

Investment Activity

During the six months ended September 30, 2016, the following significant transactions occurred:

•	In April 2016, we sold our investment in Acme Cryogenics, Inc. (“Acme”), which resulted in dividend income of $2.8 million and a net realized gain of $18.8 million. In connection with the sale, we received net cash proceeds of $44.6 million, including the repayment of our debt investment of $14.5 million at par and net receivables of $0.6 million, which were recorded within Other assets, net.

•	In May 2016, we invested $25.5 million in The Mountain Corporation (“The Mountain”) through a combination of secured second lien debt and preferred equity. The Mountain, headquartered in Keene, New Hampshire, is a designer and manufacturer of premium quality, bold artwear apparel serving a diverse global customer base.

Investment Concentrations

As of September 30, 2016, our investment portfolio consisted of investments in 36 portfolio companies located in 19 states across 17 different industries with an aggregate fair value of $486.0 million, of which our investments in Counsel Press Inc. (“Counsel Press”), Cambridge, The Mountain, Old World Christmas, Inc. (“Old World”), and GI Plastek, Inc. (“GI Plastek”), our five largest portfolio investments at fair value, collectively comprised $125.1 million, or 25.9%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of September 30, 2016 and March 31, 2016:

	September 30, 2016				March 31, 2016
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$283,272	54.2%	$262,108	53.9%	$296,247	57.2%	$280,037	57.4%
Secured second lien debt	93,078	17.8	90,496	18.6	72,978	14.1	64,484	13.2

Total debt	376,350	72.0	352,604	72.5	369,225	71.3	344,521	70.6
Preferred equity	139,546	26.7	111,109	22.9	141,702	27.3	113,550	23.3
Common equity/equivalents	6,479	1.3	22,259	4.6	7,198	1.4	29,585	6.1

Total equity/equivalents	146,025	28.0	133,368	27.5	148,900	28.7	143,135	29.4

Total investments	$522,375	100.0%	$485,972	100.0%	$518,125	100.0%	$487,656	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2016 and March 31, 2016:

	September 30, 2016		March 31, 2016
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$92,941	19.1%	$86,811	17.8%
Diversified/Conglomerate Manufacturing	60,544	12.5	64,986	13.3
Chemicals, Plastics, and Rubber	52,297	10.8	90,602	18.6
Diversified/Conglomerate Service	52,252	10.8	49,901	10.2
Leisure, Amusement, Motion Pictures, Entertainment	38,620	7.9	43,330	8.9
Automobile	24,540	5.0	24,402	5.0
Personal and Non-Durable Consumer Products (Manufacturing Only)	23,986	4.9	315	0.1
Farming and Agriculture	22,434	4.6	21,005	4.3
Containers, Packaging, and Glass	18,489	3.8	20,108	4.1
Aerospace and Defense	18,457	3.8	10,000	2.1
Machinery (Non-agriculture, Non-construction, Non-electronic)	16,263	3.4	20,011	4.1
Cargo Transport	15,130	3.1	14,484	3.0
Textiles and Leather	14,909	3.1	11,995	2.5
Telecommunications	14,000	2.9	14,000	2.9
Beverage, Food, and Tobacco	13,290	2.7	9,050	1.8
Other < 2.0%	7,820	1.6	6,656	1.3

Total investments	$485,972	100.0%	$487,656	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2016 and March 31, 2016:

	September 30, 2016		March 31, 2016
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$168,495	34.7%	$183,265	37.6%
South	128,072	26.4	129,934	26.6
West	124,665	25.6	124,713	25.6
Midwest	64,740	13.3	49,744	10.2

Total investments	$485,972	100.0%	$487,656	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2016:

		Amount
For the remaining six months ending March 31:	2017	$3,900
For the fiscal years ending March 31:	2018	93,460
	2019	82,766
	2020	86,109
	2021	75,515
	Thereafter	34,600

	Total contractual repayments	$376,350
	Investments in equity securities	146,025

	Total cost basis of investments held as of September 30, 2016:	$522,375

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when collection efforts have been exhausted and the receivables are deemed uncollectible. As of September 30, 2016 and March 31, 2016, we had gross receivables from portfolio companies of $0.9 million and $1.0 million, respectively. The allowance for uncollectible receivables was $0.2 million and $0.4 million as of September 30, 2016 and March 31, 2016, respectively.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated voluntary, non-contractual and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Average total assets subject to base management fee(A)	$497,800	$502,000	$499,800	$496,300
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	2,489	2,510	4,998	4,963
Credits to fees from Adviser - other(B)	(1,114)	(861)	(1,951)	(1,706)

Net base management fee	$1,375	$1,649	$3,047	$3,257

Loan servicing fee(B)	1,722	1,707	3,403	3,266
Credits to base management fee - loan servicing fee(B)	(1,722)	(1,707)	(3,403)	(3,266)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee(B)	$549	$1,505	$2,249	$2,796
Credits to fees from Adviser - other(B)	—	—	—	—

Net incentive fee	$549	1,505	2,249	2,796

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $75 and $53 for the three month periods ended September 30, 2016 and 2015, respectively, and $132 and $109 for the six month periods ended September 30, 2016 and 2015, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily for the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through September 30, 2016, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through September 30, 2016.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent as well as salaries and benefits expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief valuation officer, chief compliance officer and general counsel and secretary (who also serves as the Administrator’s president) and their respective staffs. Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter. On July 12, 2016, our Board of Directors, including each of our independent directors, approved the annual renewal of the Administration Agreement through August 31, 2017.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0 and $0.2 million during the three month periods ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.4 million during the six month periods ended September 30, 2016 and 2015, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31
	2016	2016
Base management and loan servicing fee due to Adviser, net of credits	$63	$647
Incentive fee due to Adviser	549	1,224
Other due to Adviser	10	41

Total fees due to Adviser	$622	$1,912
Fee due to Administrator	$275	$311

Total related party fees due	$897	$2,223

Net co-investment expenses payable to Gladstone Capital Corporation, one of our affiliated funds, (for reimbursement purposes) and payables to other affiliates totaled $0 and $19 as of September 30, 2016 and March 31, 2016, respectively. These amounts are generally paid in full in the quarter subsequent to being incurred and have been included in Other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2016 and March 31, 2016, respectively.

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

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,	As of March 31,
	2016	2016
Commitment amount	$185,000	$185,000
Borrowings outstanding at cost	63,500	95,000
Availability(A)	121,500	90,000

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Weighted average borrowings outstanding	$75,248	$98,768	$77,549	$100,943
Effective interest rate(B)	4.6%	4.0%	4.5%	4.0%
Commitment (unused) fees incurred	$140	$107	$273	$209

(A)	Availability is subject to various constraints imposed under our Credit Facility, which equated to an adjusted availability of $80.7 million and $47.1 million as of September 30, 2016 and March 31, 2016, respectively.
(B)	Excludes the impact of deferred financing costs and includes weighted average unused commitment fees.

Among other things, our Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatory redeemable term preferred stock) of $170 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $233.6 million as of September 30, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $425.9 million, an asset coverage ratio on our senior securities representing indebtedness of 697.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of September 30, 2016, we had 29 obligors. As of September 30, 2016, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement with KeyBank National Association effective October 2013 for a notional amount of $45.0 million. The interest rate cap agreement expired in April 2016. Prior to its expiration in April 2016, the agreement effectively limited the interest rate on a portion of our borrowings under our Credit Facility. We incurred a premium fee of $75 in conjunction with this agreement, which was recorded in Net realized loss on other on our accompanying Consolidated Statements of Operations during the six months ended September 30, 2016. As of March 31, 2016, the fair value of our interest rate cap agreement was $0.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2016 and March 31, 2016, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, and 30-day LIBOR, plus 3.25% per annum, respectively, plus an unused fee of 0.59% and 0.5%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. At each of September 30, 2016 and March 31, 2016, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2016 and March 31, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and six months ended September 30, 2016 and 2015:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2016	March 31, 2016
Credit Facility	$63,500	$95,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities

Credit Facility
Three months ended September 30, 2016:
Fair value at June 30, 2016	$79,600
Borrowings	6,100
Repayments	(22,200)

Fair value at September 30, 2016	$63,500

Six months ended September 30, 2016:
Fair value at March 31, 2016	$95,000
Borrowings	37,200
Repayments	(68,700)

Fair value at September 30, 2016	$63,500

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

The fair value of the collateral under our Credit Facility was $451.6 million and $461.4 million as of September 30, 2016 and March 31, 2016, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In September 2016, we completed a public offering of 2,300,000 shares of 6.25% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”) at a public offering price of $25.00 per share. Gross proceeds totaled $57.5 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $55.4 million. Total underwriting discounts and offering costs related to this offering were $2.1 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending September 30, 2023, the mandatory redemption date.

The shares of Series D Term Preferred Stock are traded under the ticker symbol GAINM on the NASDAQ Global Select Market (“NASDAQ”). Our Series D Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.25% per year, payable monthly. We are required to redeem all shares of our outstanding Series D Term Preferred Stock on September 30, 2023, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series D Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200% and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series D Term Preferred Stock or otherwise cure the ratio redemption trigger. We may also voluntarily redeem all or a portion of our Series D Term Preferred Stock at our sole option at the redemption price at any time on or after September 30, 2018.

In September 2016, we used a portion of the proceeds from the issuance of our Series D Term Preferred Stock to voluntarily redeem all 1.6 million outstanding shares of our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock” or “Series A”), which had a liquidation preference of $25.00 per share. In connection with the voluntary redemption of our Series A Term Preferred Stock, we incurred a loss on extinguishment of debt of $0.2 million, which has been recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

The following tables summarize our Series A Term Preferred Stock, 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.50% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), and our Series D Term Preferred Stock outstanding as of September 30, 2016 and March 31, 2016:

As of September 30, 2016:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(4,691)

Term preferred stock, net(C)							$134,459

As of March 31, 2016:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250

Term preferred stock, gross(B)					4,866,000	$25.00	$121,650
Less: Discounts							(3,185)

Term preferred stock, net(C)							$118,465

(A)	The optional redemption dates for each of our series of mandatorily redeemable preferred stock are February 28, 2016 for our Series A Term Preferred Stock, (and we redeemed all outstanding shares of our Series A Term Preferred Stock on September 30, 2016), December 31, 2017 for our Series B Term Preferred Stock, May 31, 2018 for our Series C Term Preferred Stock, and September 30, 2018 for our Series D Term Preferred Stock.
(B)	As of September 30, 2016 and March 31, 2016, the asset coverage on our senior securities that are stock calculated pursuant to Sections 18 and 61 of the 1940 Act was 235.5% and 221.4%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities pursuant to the adoption of ASU 2015-03. Refer to Note 2 – Summary of Significant Accounting Policies – Reclassifications for additional information regarding the adoption of ASU 2015-03.

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the six months ended September 30, 2016 and 2015:

For the Six Months Ended September 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 12, 2016	April 22, 2016	May 2, 2016	$0.1484375	$0.140625	$0.135417
April 12, 2016	May 19, 2016	May 31, 2016	0.1484375	0.140625	0.135417
April 12, 2016	June 17, 2016	June 30, 2016	0.1484375	0.140625	0.135417
July 12, 2016	July 22, 2016	August 2, 2016	0.1484375	0.140625	0.135417
July 12, 2016	August 22, 2016	August 31, 2016	0.1484375	0.140625	0.135417
July 12, 2016	September 21, 2016	September 30, 2016	0.1484375	0.140625	0.135417

		Total	$0.8906250	$0.843750	$0.812502

For the Six Months Ended September 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 14, 2015	April 24, 2015	May 5, 2015	$0.1484375	$0.140625	$—
April 14, 2015	May 19, 2015	May 29, 2015	0.1484375	0.140625	—
April 14, 2015	June 19, 2015	June 30, 2015	0.1484375	0.140625	—
May 14, 2015(A)	June 19, 2015	June 30, 2015	—	—	0.221181
July 14, 2015	July 24, 2015	August 4, 2015	0.1484375	0.140625	0.135417
July 14, 2015	August 20, 2015	August 31, 2015	0.1484375	0.140625	0.135417
July 14, 2015	September 21, 2015	September 30, 2015	0.1484375	0.140625	0.135417

		Total	$0.8906250	$0.843750	$0.627432

(A)	Represents a combined dividend for a prorated month of May 2015, based upon the issuance date of our Series C Term Preferred Stock, combined with a full month of June 2015.

The tax character of dividends paid by us to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, which equals the liquidation preference, less discounts as of September 30, 2016 and March 31, 2016. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of September 30, 2016 and March 31, 2016, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	September 30, 2016	March 31, 2016
Series A Term Preferred Stock(A)	$—	$40,944
Series B Term Preferred Stock	42,559	40,738
Series C Term Preferred Stock	41,844	38,849
Series D Term Preferred Stock(B)	58,466	—

Total	$142,869	$120,531

(A)	We voluntarily redeemed our Series A Term Preferred Stock in full on September 30, 2016.
(B)	Our Series D Term Preferred Stock was issued on September 26, 2016.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. After the Series D Term Preferred Stock offering in September 2016, we currently have the ability to issue up to $242.5 million in securities under the registration statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Numerator: net (decrease) increase in net assets resulting from operations	$(102)	$(110)	$24,432	$8,449
Denominator: basic and diluted weighted average common shares	30,270,958	30,270,958	30,270,958	30,265,548

Basic and diluted net (decrease) increase in net assets resulting from operations per weighted average common share	$—	$—	$0.81	$0.28

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

We paid the following monthly distributions to our common stockholders for the six months ended September 30, 2016 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	April 12, 2016	April 22, 2016	May 2, 2016	$0.0625
	April 12, 2016	May 19, 2016	May 31, 2016	0.0625
	April 12, 2016	June 17, 2016	June 30, 2016	0.0625
	July 12, 2016	July 22, 2016	August 2, 2016	0.0625
	July 12, 2016	August 22, 2016	August 31, 2016	0.0625
	July 12, 2016	September 21, 2016	September 30, 2016	0.0625

		Six months ended September 30, 2016:		$0.3750

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	April 14, 2015	April 24, 2015	May 5, 2015	$0.0625
	April 14, 2015	May 19, 2015	May 29, 2015	0.0625
	April 14, 2015	June 19, 2015	June 30, 2015	0.0625
	July 14, 2015	July 24, 2015	August 4, 2015	0.0625
	July 14, 2015	August 20, 2015	August 31, 2015	0.0625
	July 14, 2015	September 21, 2015	September 30, 2015	0.0625

		Six months ended September 30, 2015:		$0.3750

Aggregate distributions to our common stockholders declared quarterly and paid monthly were $11.4 million for both the six months ended September 30, 2016 and 2015 and were declared based on estimates of Investment Company Taxable Income for each respective fiscal year. We determine the tax characterization of distributions to our common stockholders as of the end of our fiscal year, based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. If we determined the tax characterization of our distributions as of September 30, 2016, 100% would be from ordinary income and 0% would be a return of capital. For the six months ended September 30, 2016, we recorded $0.8 million of net estimated adjustments for permanent book-tax differences to reflect tax character which decreased Capital in excess of par value by $0.8 million, increased Accumulated net realized gain (loss) by $0.1 million and increased Net investment income in excess of distributions by $0.7 million on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2016, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.9 million of the first distributions paid to common stockholders in fiscal year 2017, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2016 and March 31, 2016, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves against escrow amounts were $0.1 million as of September 30, 2016. There were no aggregate reserves recorded against escrow amounts as of March 31, 2016.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of September 30, 2016 and March 31, 2016 was $2.8 million and $5.1 million, respectively. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of September 30, 2016 and March 31, 2016 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of one of our portfolio companies. During the six months ended September 30, 2016 and 2015, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties as of September 30, 2016 and March 31, 2016 to be immaterial.

As of September 30, 2016, the following guaranties were outstanding:

•	In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order dates and delivery dates of golf carts to customers. The guaranty was renewed in February of each subsequent year through February 2016 and expires in February 2017, unless it is renewed again by us, CCE and Agricredit.

•	In April 2010, we executed a guaranty of vendor recourse for individual customer transactions (the “Recourse Facility”) between Wells Fargo Financial Leasing, Inc. and CCE. The Recourse Facility provides CCE with the ability to provide vendor recourse up to a limit of $0.1 million on transactions with long-time customers who lack the financial history to qualify for third-party financing. These individual transactions have terms to maturity that expire in October 2016.

The following table summarizes the principal balances of unused line of credit and other uncalled capital commitments and guaranties as of September 30, 2016 and March 31, 2016, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2016	March 31, 2016
Unused line of credit and other uncalled capital commitments	$6,613	$10,564
Guaranties	2,071	2,279

Total	$8,684	$12,843

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Per Common Share Data:
Net asset value at beginning of period(A)	$9.84	$9.24	$9.22	$9.18
Income from investment operations(B)
Net investment income	0.17	0.20	0.39	0.37
Net realized gain (loss) on sale of investments and other	(0.01)	(0.09)	0.61	(0.08)
Net unrealized (depreciation) appreciation of investments and other	(0.16)	(0.11)	(0.19)	—

Total from investment operations	—	—	0.81	0.29
Effect of equity capital activity(B)
Cash distributions to common stockholders(C)	(0.19)	(0.19)	(0.38)	(0.38)
Shelf registration offering costs	—	—	—	(0.01)
Net dilutive effect of equity offering(D)	—	—	—	(0.03)

Total from equity capital activity	(0.19)	(0.19)	(0.38)	(0.42)

Net asset value at end of period(A)	$9.65	$9.05	$9.65	$9.05

Per common share market value at beginning of period	$7.16	$7.95	$7.02	7.40
Per common share market value at end of period	8.89	7.04	8.89	7.04
Total return(E)	26.89%	(9.20)%	32.92%	(0.06)%
Common stock outstanding at end of period(A)	30,270,958	30,270,958	30,270,958	30,270,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$292,102	$273,968	$292,102	$273,968
Average net assets(F)	296,105	227,021	290,825	277,884

Senior Securities Data:
Total borrowings, at cost	$68,596	$108,596	$68,596	$108,596
Mandatorily redeemable preferred stock, at liquidation preference	139,150	121,650	139,150	121,650

Ratios/Supplemental Data:
Ratio of net expenses to average net assets — annualized(G)	8.96%	11.14%	9.77%	10.98%
Ratio of net investment income to average net assets — annualized(H)	6.91	8.70	8.20	8.05

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic common share data for the corresponding period.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the six months ended September 30, 2015, the dilution is the result of issuing common shares in April 2015 at a price below the then current NAV per share.
(E)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9 — Distributions to Common Stockholders.
(F)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(G)	Ratio of net expenses to average net assets is computed using total expenses, net of any voluntary, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets – annualized would have been 12.79% and 14.84% for the three months ended September 30, 2016 and 2015, respectively, and 13.46% and 14.56% for the six months ended September 30, 2016 and 2015, respectively.
(H)	Had we not received any voluntary, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets — annualized would have been 3.07% and 4.99% for the three months ended September 30, 2016 and 2015, respectively, and 4.52% and 4.47% for the six months ended September 30, 2016 and 2015, respectively.

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

We have one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the six month periods ended September 30, 2016 and 2015. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b) is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Six Months Ended September 30,
Income Statement	2016	2015
Net sales	$12,480	$13,080
Gross profit	2,743	20
Net profit (loss)	764	(2,980)

NOTE 13. SUBSEQUENT EVENTS

Significant Investment Activity

In October 2016, we restructured our investment in D.P.M.S., Inc. As a result of the restructure, we exchanged existing debt with a cost basis of $16.5 million and a fair value of $6.4 million as of September 30, 2016 for a new $8.8 million secured first lien term loan, relinquished our preferred equity with a cost basis of $2.5 million and fair value of $0, and relinquished a portion of our common equity with a total cost basis of $3 and a fair value of $0, each as of September 30, 2016. The new term loan has a current interest rate of 10.0% and matures in October 2021. The transaction resulted in a realized loss of $10.2 million.

Distributions

In October 2016, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share	Dividend per Series D Term Preferred Share
October 21, 2016	October 31, 2016	$0.0625	$0.140625	$0.135417	$0.15190972	(A)
November 17, 2016	November 30, 2016	0.0625	0.140625	0.135417	0.13020833
December 20, 2016	December 30, 2016	0.0625	0.140625	0.135417	0.13020833

Total for the Quarter:		$0.1875	$0.421875	$0.406251	$0.41232638

(A)	Represents a combined dividend for the prorated period from and including the issuance date, September 26, 2016, to and including September 30, 2016 and the full month of October 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David Dullum; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2016. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to our stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow in value over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, depending upon our total assets or available capital at the time of investment. We seek to avoid investments in high-risk, early stage enterprises. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of September 30, 2016, our investment portfolio was made up of 72.0% in debt securities and 28.0% in equity securities, at cost.

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

Our shares of common stock, 6.75% Series B Cumulative Term Preferred Stock (“Series B Term Preferred Stock”), 6.50% Series C Cumulative Term Preferred Stock (“Series C Term Preferred Stock”), and 6.25% Series D Cumulative Term Preferred Stock (“Series D Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GAIN,” “GAINO,” “GAINN,” and “GAINM,” respectively.

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of small and medium-sized companies in the U.S. During the six months ended September 30, 2016, we invested a total of $25.5 million in one new portfolio company and exited one existing portfolio company with a fair value prior to sale of $44.9 million resulting in no net change in the number of portfolio companies, which remained at 36 as of September 30, 2016. From our initial public offering in June 2005 through September 30, 2016, we have made investments in 44 companies, excluding investments in syndicated loans, for a total of approximately $863 million before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of September 30, 2016, we had unrecognized success fees of $31.2 million, or $1.03 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

Since inception, we have closed eight buyout liquidity events, which, in the aggregate, have generated $88.4 million in net realized gains and $18.9 million in other income upon exit, for a total increase to our net assets of $107.3 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The eight liquidity events have offset our cumulative realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 56.3% since March 2011, and allowed us to declare and pay a $0.03 per common share special distribution in fiscal year 2012, a $0.05 per common share special distribution in November 2013, and a $0.05 per common share special distribution in December 2014.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to our Credit Facility and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended our Credit Facility’s revolving period multiple times, most recently to June 2017, and increased the commitment from $60.0 million to $185.0 million (with a potential total commitment of $250.0 million through additional commitments of new or existing lenders). Additionally, we issued approximately 3.8 million shares of common stock for gross proceeds of $28.1 million in March 2015, inclusive of the April 2015 overallotment, 1.6 million shares of our Series C Term Preferred Stock for gross proceeds of $40.3 million in May 2015, and 2.3 million shares of our Series D Term Preferred Stock for gross proceeds of $57.5 million in September 2016. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

Although we were able to access the capital markets historically, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On November 1, 2016, the closing market price of our common stock was $8.53 per share, which represented an 11.6% discount to our net asset value (“NAV”) of $9.65 per share as of September 30, 2016. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2016 Annual Meeting of Stockholders held on August 4, 2016, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale. This August 2016 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock two times at a price below the then current NAV per share, once in March and April 2015 and once in October and November 2012. The resulting proceeds, in part, have allowed us to grow the portfolio by making new investments, generate additional income through these new investments, provide us additional equity capital to help ensure continued compliance with regulatory tests and increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Sections 18 and 61 of the 1940 Act), of at least 200.0% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our three series of term preferred stock).

Investment Highlights

During the six months ended September 30, 2016, we received $45.8 million in proceeds from repayments and sales, invested $25.5 million in one new portfolio company, and extended $5.7 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and common equity. From our initial public offering in June 2005 through September 30, 2016, we have made investments in 44 companies, excluding investments in syndicated loans, for a total of approximately $863 million before giving effect to principal repayments and divestitures.

Investment Activity

During the six months ended September 30, 2016, the following significant transactions occurred:

•	In April 2016, we sold our investment in Acme Cryogenics, Inc. (“Acme”), which resulted in dividend income of $2.8 million and a net realized gain of $18.8 million. In connection with the sale, we received net cash proceeds of $44.6 million, including the repayment of our debt investment of $14.5 million at par and net receivables of $0.6 million, which were recorded within Other assets, net.

•	In May 2016, we invested $25.5 million in The Mountain Corporation (“The Mountain”) through a combination of secured second lien debt and preferred equity. The Mountain, headquartered in Keene, New Hampshire, is a designer and manufacturer of premium quality, bold artwear apparel serving a diverse global customer base.

The following significant investment activity occurred subsequent to September 30, 2016. Also refer to Note 13—Subsequent Events in our accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

•	In October 2016, we restructured our investment in D.P.M.S., Inc. As a result of the restructure, we exchanged existing debt with a cost basis of $16.5 million and a fair value of $6.4 million as of September 30, 2016 for a new $8.8 million secured first lien term loan, relinquished our preferred equity with a cost basis of $2.5 million and fair value of $0, and relinquished a portion of our common equity with a total cost basis of $3 and a fair value of $0, each as of September 30, 2016. The new term loan has a current interest rate of 10.0% and matures in October 2021. The transaction resulted in a realized loss of $10.2 million.

Recent Developments

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. After the Series D Term Preferred Stock offering in September 2016, we currently have the ability to issue up to $242.5 million in securities under the registration statement.

Term Preferred Stock Offering and Redemption

In September 2016, we completed a public offering of 2,300,000 shares of our Series D Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $57.5 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $55.4 million. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our recently issued mandatorily redeemable preferred stock.

In September 2016, we used a portion of the proceeds from the issuance of our Series D Term Preferred Stock to voluntarily redeem all 1.6 million outstanding shares of our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock” or “Series A”), which had a liquidation preference of $25.00 per share and a mandatory redemption date of February 28. 2017. In connection with the voluntary redemption of our Series A Term Preferred Stock, we incurred a loss on extinguishment of debt of $0.2 million, which has been recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption. Refer to “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our recently redeemed mandatorily redeemable preferred stock.

Distributions and Dividends

In October 2016, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share	Dividend per Series D Term Preferred Share
October 21, 2016	October 31, 2016	$0.0625	$0.140625	$0.135417	$0.15190972	(A)
November 17, 2016	November 30, 2016	0.0625	0.140625	0.135417	0.13020833
December 20, 2016	December 30, 2016	0.0625	0.140625	0.135417	0.13020833

Total for the Quarter:		$0.1875	$0.421875	$0.406251	$0.41232638

(A)	Represents a combined dividend for the prorated period from and including the issuance date, September 26, 2016, to and including September 30, 2016 and the full month of October 2016.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

	For the Three Months Ended September 30,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,730	$11,945	$(215)	(1.8)%
Other income	14	1,795	(1,781)	(99.2)

Total investment income	11,744	13,740	(1,996)	(14.5)

EXPENSES
Base management fee	2,489	2,510	(21)	(0.8)
Loan servicing fee	1,722	1,707	15	0.9
Incentive fee	549	1,505	(956)	(63.5)
Administration fee	275	270	5	1.9
Interest and dividend expense	3,068	3,146	(78)	(2.5)
Amortization of deferred financing costs and discounts	481	483	(2)	(0.4)
Other	884	664	220	33.1

Expenses before credits from Adviser	9,468	10,285	(817)	(7.9)
Credits to fees from Adviser	(2,836)	(2,568)	(268)	10.4

Total expenses, net of credits to fees	6,632	7,717	(1,085)	(14.1)

NET INVESTMENT INCOME	5,112	6,023	(911)	(15.1)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(11)	(2,740)	2,729	(99.6)
Net realized loss on other	(182)	—	(182)	NM
Net unrealized depreciation of investments	(5,021)	(3,393)	(1,628)	48.0

Net realized and unrealized loss	(5,214)	(6,133)	919	(15.0)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(102)	$(110)	$8	(7.3)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.20	$(0.03)	(15.0)%

Net decrease in net assets resulting from operations	$—	$—	$—	NM

NM = Not Meaningful

Investment Income

Total investment income decreased by 14.5% for the three months ended September 30, 2016, as compared to the prior year period. This decrease was primarily due to a decrease in other income.

Interest income from our investments in debt securities decreased 1.8% for the three months ended September 30, 2016, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during both the three months ended September 30, 2016 and the three months ended September 30, 2015, was $375.9 million.

At September 30, 2016 and 2015, our loans to one portfolio company, Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $3.2 million and $11.7 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.5% and 12.7% for the three months ended September 30, 2016 and 2015, respectively. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the three months ended September 30, 2016 decreased 99.2% from the prior year period. During the three months ended September 30, 2016, other income primarily consisted of dividend income of $12. For the three months ended September 30, 2015, other income primarily consisted of $1.8 million of dividend income.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of September 30, 2016		Three months ended September 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$31,937	6.6%	$786	6.7%
Cambridge Sound Management, Inc.	26,061	5.4	520	4.4
The Mountain Corporation	23,628	4.9	642	5.5
Old World Christmas, Inc.	22,143	4.6	534	4.5
GI Plastek Inc.	21,291	4.4	508	4.3

Subtotal—five largest investments	125,060	25.9	2,990	25.4
Other portfolio companies	360,912	74.1	8,754	74.6

Total investment portfolio	$485,972	100.0%	$11,744	100.0%

	As of September 30, 2015		Three months ended September 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives & Tools, LLC	$31,855	6.5%	$670	4.9%
Acme Cryogenics, Inc.(A)	29,331	6.0	426	3.1
Cambridge Sound Management, Inc.	28,218	5.8	498	3.6
Counsel Press, Inc.	27,707	5.6	803	5.8
Funko, LLC.(A)	26,814	5.5	481	3.5

Subtotal—five largest investments	143,925	29.4	2,878	20.9
Other portfolio companies	346,710	70.6	10,862	79.1

Total investment portfolio	$490,635	100.0%	$13,740	100.0%

(A)	Investment exited subsequent to September 30, 2015.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, decreased by 14.1% during the three months ended September 30, 2016, as compared to the prior year period, primarily as a result of a decrease in the incentive fee and an increase in voluntary, unconditional, and irrevocable credits from the Adviser, partially offset by an increase in other expenses.

The incentive fee decreased for the three months ended September 30, 2016, as compared to the prior year period, as net investment income decreased and net assets, which drives the hurdle rate, increased over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2016	2015
Average total assets subject to base management fee(A)	$497,800	$502,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,489	2,510
Credits to fees from Adviser - other(B)	(1,114)	(861)

Net base management fee	$1,375	$1,649

Loan servicing fee(B)	$1,722	$1,707
Credits to base management fee - loan servicing fee(B)	(1,722)	(1,707)

Net loan servicing fee	$—	$—

Incentive fee(B)	$549	$1,505
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$549	$1,505

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statements of Operations.

Other expenses increased 33.1% for the three months ended September 30, 2016, as compared to the prior year period, primarily as a result of the recognition of excise tax expense during the three months ended September 30, 2016, which was partially offset by lower professional fees, including legal and diligence fees, as well as lower bad debt expense.

Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments

During the three months ended September 30, 2015, we recorded net realized losses of $2.7 million related to the restructuring of NDLI, Inc. (“NDLI”). There was no significant realized gain (loss) activity during the three months ended September 30, 2016.

Net Realized Loss on Other

During the three months ended September 30, 2016, we recorded a net realized loss on other of $0.2 million related to the redemption of our Series A Term Preferred Stock in September 2016. There were no realized gains or losses on other during the three months ended September 30, 2015.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended September 30, 2016, we recorded net unrealized depreciation of investments of $5.0 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2016, were as follows:

	Three Months Ended September 30, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Mitchell Rubber Products, Inc.	$—	$4,440	$—	$4,440
Old World Christmas, Inc.	—	3,824	—	3,824
Brunswick Bowling Products, Inc.	—	2,341	—	2,341
Counsel Press, Inc.	—	1,739	—	1,739
Galaxy Tool Holding Corporation	—	1,138	—	1,138
Logo Sportswear, Inc.	—	1,005	—	1,005
B+T Group Acquisition, Inc.	—	770	—	770
Behrens Manufacturing, LLC	—	523	—	523
Tread Corporation	—	372	—	372
GI Plastek, Inc.	—	372	—	372
Channel Technologies Group, LLC	—	366	—	366
Edge Adhesives Holdings, Inc.	—	182	—	182
Meridian Rack & Pinion, Inc.	—	137	—	137
Alloy Die Casting Co.	—	(568)	—	(568)
Head Country, Inc.	—	(843)	—	(843)
B-Dry, LLC	—	(876)	—	(876)
Schylling, Inc.	—	(967)	—	(967)
Country Club Enterprises, LLC	—	(979)	—	(979)
Drew Foam Companies, Inc.	—	(1,035)	—	(1,035)
D.P.M.S., Inc.	—	(1,074)	—	(1,074)
Mathey Investments, Inc.	—	(1,352)	—	(1,352)
SOG Specialty Knives & Tools, LLC	—	(1,497)	—	(1,497)
Jackrabbit, Inc.	—	(1,562)	—	(1,562)
Precision Southeast, Inc.	—	(1,682)	—	(1,682)
Cambridge Sound Management, Inc.	—	(1,745)	—	(1,745)
The Mountain Corporation	—	(1,872)	—	(1,872)
Frontier Packaging, Inc.	—	(1,987)	—	(1,987)
Nth Degree, Inc.	—	(2,090)	—	(2,090)
SBS Industries, LLC	—	(2,342)	—	(2,342)
Other, net (<$250 Net)	(11)	241	—	230

Total	$(11)	$(5,021)	$—	$(5,032)

The primary driver of net unrealized depreciation of $5.0 million for the three months ended September 30, 2016, was a decrease in performance of several of our portfolio companies, which was partially offset by unrealized appreciation resulting from an increase in performance of several of our portfolio companies.

During the three months ended September 30, 2015, we recorded net unrealized depreciation on investments of $3.4 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2015, were as follows:

	Three Months Ended September 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net (Loss) Gain
Acme Cryogenics, Inc.	$—	$3,762	$—	$3,762
D.P.M.S., Inc.	—	3,571	—	3,571
Drew Foam Companies, Inc.	—	2,829	—	2,829
SOG Specialty Knives & Tools, LLC	—	2,089	—	2,089
Cambridge Sound Management, Inc.	—	2,038	—	2,038
Frontier Packaging, Inc.	—	1,957	—	1,957
Jackrabbit, Inc.	—	1,845	—	1,845
Behrens Manufacturing, LLC	—	1,173	—	1,173
Tread Corporation	—	1,038	—	1,038
NDLI, Inc.	(2,740)	—	3,480	740
Head Country, Inc.	—	478	—	478
Country Club Enterprises, LLC	—	444	—	444
Mitchell Rubber Products, Inc.	—	400	—	400
Precision Southeast, Inc.	—	352	—	352
Ginsey Home Solutions, Inc.	—	306	—	306
B-Dry, LLC	—	(259)	—	(259)
Channel Technologies Group, LLC	—	(305)	—	(305)
Logo Sportswear, Inc.	—	(613)	—	(613)
Brunswick Bowling Products, Inc.	—	(1,074)	—	(1,074)
Cavert II Holdings Corp.	(1)	—	(1,483)	(1,484)
Edge Adhesives Holdings, Inc.	—	(1,538)	9	(1,529)
Counsel Press, Inc.	—	(1,906)	—	(1,906)
Meridian Rack & Pinion, Inc.	—	(2,072)	—	(2,072)
SBS Industries, LLC	—	(2,119)	—	(2,119)
Old World Christmas, Inc.	—	(2,452)	—	(2,452)
Mathey Investments, Inc.	—	(2,483)	—	(2,483)
Alloy Die Casting Co.	—	(3,017)	—	(3,017)
Funko, LLC	—	(4,407)	—	(4,407)
Galaxy Tool Holding Corporation	—	(5,255)	—	(5,255)
Other, net (<$250 Net)	1	(181)	—	(180)

Total	$(2,740)	$(5,399)	$2,006	$(6,133)

The primary driver of net unrealized depreciation of $3.4 million for the three months ended September 30, 2015, was a decline in the performance of certain portfolio companies as well as a decline in the value of our investment in Funko due to including estimated taxes payable, which were partially offset by increased performance in certain portfolio companies.

Across our entire investment portfolio, we recorded $1.3 million of net unrealized appreciation on our debt positions and $6.3 million of net unrealized depreciation on our equity holdings for the three months ended September 30, 2016. At September 30, 2016, the fair value of our investment portfolio was less than our cost basis by $36.4 million, as compared to $31.4 million at June 30, 2016, representing net unrealized depreciation of $5.0 million for the three months ended September 30, 2016. Our entire portfolio had a fair value of 93.0% of cost as of September 30, 2016.

Comparison of the Six Months Ended September 30, 2016 to the Six Months Ended September 30, 2015

	For the Six Months Ended September 30,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income	$23,358	$23,330	$28	0.1%
Other income	2,779	3,116	(337)	(10.8)

Total investment income	26,137	26,446	(309)	(1.2)

EXPENSES
Base management fee	4,998	4,963	35	0.7
Loan servicing fee	3,403	3,266	137	4.2
Incentive fee	2,249	2,796	(547)	(19.6)
Administration fee	574	625	(51)	(8.2)
Interest and dividend expense	6,104	5,977	127	2.1
Amortization of deferred financing costs and discounts	962	943	19	2.0
Other	1,277	1,662	(385)	(23.2)

Expenses before credits from Adviser	19,567	20,232	(665)	(3.3)
Credits to fees from Adviser	(5,354)	(4,972)	(382)	7.7

Total expenses, net of credits to fees	14,213	15,260	(1,047)	(6.9)

NET INVESTMENT INCOME	11,924	11,186	738	6.6

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	18,624	(2,541)	21,165	NM
Net realized loss on other	(257)	—	(257)	NM
Net unrealized depreciation of investments	(5,934)	(196)	(5,738)	NM
Net unrealized appreciation of other	75	—	75	NM

Net realized and unrealized gain (loss)	12,508	(2,737)	15,245	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,432	$8,449	$15,983	189.2

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.39	$0.37	$0.02	5.4%

Net increase in net assets resulting from operations	$0.81	$0.28	$0.53	189.3

NM = Not Meaningful

Investment Income

Total investment income decreased by 1.2% for the six months ended September 30, 2016, as compared to the prior year period. This decrease was primarily due to a decrease in other income for the six months ended September 30, 2016 as compared to the prior year period.

Interest income from our investments in debt securities remained relatively flat for the six months ended September 30, 2016, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2016, was $371.5 million, compared to $368.3 million for the prior year period. This increase was primarily due to $31.9 million in new debt investments originated after September 30, 2015, partially offset by the pay-off of $30.9 million of debt investments principally related to the exit of portfolio companies.

At September 30, 2016 and 2015, our loans to one portfolio company, Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $3.2 million and $11.7 million, respectively. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% and 12.7% for the six months ended September 30, 2016 and 2015, respectively. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

Other income for the six months ended September 30, 2016 decreased 10.8% from the prior year period. During the six months ended September 30, 2016, other income primarily consisted of $2.8 million of dividend income. For the six months ended September 30, 2015, other income primarily consisted of $2.2 million of dividend income and $0.9 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of September 30, 2016		Six months ended September 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$31,937	6.6%	$1,563	6.0%
Cambridge Sound Management, Inc.	26,061	5.4	1,013	3.9
The Mountain Corporation(A)	23,628	4.9	1,011	3.9
Old World Christmas, Inc.	22,143	4.6	1,062	4.1
GI Plastek, Inc.	21,291	4.4	1,010	3.9

Subtotal—five largest investments	125,060	25.9	5,659	21.8
Other portfolio companies	360,912	74.1	20,478	78.2

Total investment portfolio	$485,972	100.0%	$26,137	100.0%

	As of September 30, 2015		Six months ended September 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
SOG Specialty Knives & Tools, LLC	$31,855	6.5%	$1,332	5.0%
Acme Cryogenics, Inc.(B)	29,331	6.0	848	3.2
Cambridge Sound Management, Inc.	28,218	5.8	991	3.8
Counsel Press, Inc.	27,707	5.6	1,594	6.0
Funko, LLC.(B)	26,814	5.5	923	3.5

Subtotal—five largest investments	143,925	29.4	5,688	21.5
Other portfolio companies	346,710	70.6	20,758	78.5

Total investment portfolio	$490,635	100.0%	$26,446	100.0%

(A)	New investment during the applicable period.
(B)	Investment exited subsequent to September 30, 2015.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, decreased by 6.9% during the six months ended September 30, 2016, as compared to the prior year period, primarily as a result of a decrease in the incentive fee and in other expenses, and an increase in voluntary, unconditional, and irrevocable credits from the Adviser, partially offset by an increase in interest and dividend expense.

The incentive fee decreased for the six months ended September 30, 2016, as compared to the prior year period, as the increase in net investment income over the respective periods was more than offset by the impact of the increase in net assets, which drives the hurdle rate, over the same period.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2016	2015
Average total assets subject to base management fee(A)	$499,800	$496,300
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	4,998	4,963
Credits to fees from Adviser - other(B)	(1,951)	(1,706)

Net base management fee	$3,047	$3,257

Loan servicing fee(B)	$3,403	$3,266
Credits to base management fee - loan servicing fee(B)	(3,403)	(3,266)

Net loan servicing fee	$—	$—

Incentive fee(B)	$2,249	$2,796
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$2,249	$2,796

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statements of Operations.

Interest and dividend expense increased 2.1% during the six months ended September 30, 2016, as compared to the prior year period, primarily due to dividends paid related to our Series C Term Preferred Stock issued in May 2015, partially offset by lower costs of borrowings on our Credit Facility, as the increase in the effective interest rate was more than offset by the decrease in average borrowings outstanding. Interest expense decreased $0.2 million from the prior year period, as the weighted average balance outstanding on our Credit Facility during the six months ended September 30, 2016 was $77.5 million as compared to $100.9 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2016 was 4.5% as compared to 4.0% in the prior year period. Dividends on mandatorily redeemable preferred stock increased $0.3 million from the prior year period, when the Series C Term Preferred Stock was newly issued and only outstanding for a portion of the period.

Other expenses decreased 23.2% during the six months ended September 30, 2016, as compared to the prior year period, primarily as a result of lower professional fees, including legal and diligence fees, and lower bad debt expense, partially offset by the recognition of excise tax expense during the six months ended September 30, 2016.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the six months ended September 30, 2016, we recorded net realized gains on investments of $18.6 million, primarily related to the $18.8 million realized gain from the exit of Acme, compared to net realized losses of $2.5 million during the prior year period primarily related to a $2.7 million realized loss due to the restructuring of NDLI, partially offset by a realized gain of $0.2 million related to the sale of Roanoke Industries Corp.

Net Realized Loss on Other

During the six months ended September 30, 2016, we recorded a net realized loss on other of $0.3 million, of which $0.2 million related to the redemption of our Series A Term Preferred Stock in September 2016 and $0.1 million related to the expiration of our interest rate cap agreement in April 2016. There were no realized gains or losses on other during the six months ended September 30, 2015.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended September 30, 2016, we recorded net unrealized depreciation of investments of $5.9 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2016, were as follows:

	Six Months Ended September 30, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Galaxy Tool Holding Corporation	$—	$8,957	$—	$8,957
Mitchell Rubber Products, Inc.	—	5,766	—	5,766
Brunswick Bowling Products, Inc.	—	4,619	—	4,619
Head Country, Inc.	—	4,240	—	4,240
Counsel Press, Inc.	—	3,037	—	3,037
Logo Sportswear, Inc.	—	2,914	—	2,914
Old World Christmas, Inc.	—	2,214	—	2,214
Behrens Manufacturing, LLC	—	1,820	—	1,820
Jackrabbit, Inc.	—	1,329	—	1,329
Ginsey Home Solutions, Inc.	—	1,070	—	1,070
GI Plastek, Inc.	—	619	—	619
Country Club Enterprises, LLC	—	427	—	427
B-Dry, LLC	—	310	—	310
Edge Adhesives Holdings, Inc.	—	240	—	240
Drew Foam Companies, Inc.	—	204	—	204
Schylling, Inc.	—	203	—	203
Diligent Delivery Systems	—	146	—	146
Meridian Rack & Pinion, Inc.	—	(393)	—	(393)
Alloy Die Casting Co.	—	(448)	—	(448)
Nth Degree, Inc.	—	(687)	—	(687)
Frontier Packaging, Inc.	—	(869)	—	(869)
Tread Corporation	—	(1,336)	—	(1,336)
Mathey Investments, Inc.	—	(1,405)	—	(1,405)
The Mountain Corporation	—	(1,872)	—	(1,872)
D.P.M.S., Inc.	—	(2,228)	—	(2,228)
SBS Industries, LLC	—	(2,342)	—	(2,342)
Acme Cryogenics, Inc.	18,826	—	(21,216)	(2,390)
Cambridge Sound Management, Inc.	—	(2,774)	—	(2,774)
Precision Southeast, Inc.	—	(3,922)	—	(3,922)
SOG Specialty Knives & Tools, LLC	—	(4,913)	—	(4,913)
Other, net (<$250 Net)	(202)	356	—	154

Total	$18,624	$15,282	$(21,216)	$12,690

The primary driver of net unrealized depreciation of $5.9 million for the six months ended September 30, 2016, was the reversal of $21.2 million of previously recorded unrealized appreciation on our investment in Acme upon exit, which was partially offset by net unrealized appreciation of the existing portfolio resulting from an increase in performance of several of our portfolio companies.

During the six months ended September 30, 2015, we recorded net unrealized depreciation on investments of $0.2 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2015, were as follows:

	Six months Ended September 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized Depreciation (Appreciation)	Net (Loss) Gain
Acme Cryogenics, Inc.	$—	$6,312	$—	$6,312
D.P.M.S., Inc.	—	6,041	—	6,041
Cambridge Sound Management, Inc.	—	6,020	—	6,020
Frontier Packaging, Inc.	—	5,441	—	5,441
Tread Corporation	—	2,558	—	2,558
Drew Foam Companies, Inc.	—	2,506	—	2,506
Precision Southeast, Inc.	—	2,020	—	2,020
Behrens Manufacturing, LLC	—	1,845	—	1,845
Funko, LLC	—	1,806	—	1,806
NDLI, Inc.	(2,740)	(50)	3,480	690
Logo Sportswear, Inc.	—	591	—	591
Head Country, Inc.	—	324	—	324
Mitchell Rubber Products, Inc.	—	292	—	292
B-Dry, LLC	—	(258)	—	(258)
Quench Holdings Corp.	—	(271)	—	(271)
Channel Technologies Group, LLC	—	(393)	—	(393)
Ginsey Home Solutions, Inc.	—	(662)	—	(662)
Mathey Investments, Inc.	—	(780)	—	(780)
Jackrabbit, Inc.	—	(931)	—	(931)
Country Club Enterprises, LLC	—	(993)	—	(993)
Brunswick Bowling Products, Inc.	—	(1,074)	—	(1,074)
SBS Industries, LLC	—	(1,290)	—	(1,290)
Cavert II Holding Corp.	(1)	63	(1,483)	(1,421)
Meridian Rack & Pinion, Inc.	—	(3,311)	—	(3,311)
Counsel Press, Inc.	—	(3,338)	—	(3,338)
Edge Adhesives Holdings, Inc.	—	(3,653)	9	(3,644)
Alloy Die Casting Co.	—	(4,377)	—	(4,377)
B+T Group Acquisition, Inc.	—	(4,541)	—	(4,541)
Galaxy Tool Holding Corporation	—	(5,255)	—	(5,255)
Old World Christmas, Inc.	—	(6,657)	—	(6,657)
Other, net (<$250 Net)	200	(77)	(110)	13

Total	$(2,541)	$(2,092)	$1,896	$(2,737)

The primary driver of net unrealized depreciation of $0.2 million for the six months ended September 30, 2015, was a decline in the performance of certain portfolio companies, partially offset by the reversal of net depreciation upon the restructure and exit of investments, an increase in performance of certain portfolio companies and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments.

Across our entire investment portfolio, we recorded $1.0 million of net unrealized appreciation on our debt positions and $6.9 million of net unrealized depreciation on our equity holdings for the six months ended September 30, 2016. At September 30, 2016, the fair value of our investment portfolio was less than our cost basis by $36.4 million, as compared to $30.5 million at March 31, 2016, representing net unrealized depreciation of $5.9 million for the six months ended September 30, 2016. Our entire portfolio had a fair value of 93.0% of cost as of September 30, 2016.

Net Unrealized Appreciation on Other

During the six months ended September 30, 2016, we recorded net unrealized appreciation on other of $75 due to the reversal of previously recorded depreciation upon the expiration of our interest rate cap agreement in April 2016. There was no net unrealized appreciation or depreciation on other during the six months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2016 was $27.9 million, as compared to net cash used in operating activities of $14.6 million for the six months ended September 30, 2015. This change was primarily due to increased investment repayments and net proceeds from sales of investments, as well as a decrease in cash paid for the purchase of investments period over period. Purchases of investments were $31.2 million during the six months ended September 30, 2016 compared to $40.0 million during the six months ended September 30, 2015. Repayments and proceeds from the sale of investments totaled $45.1 million during the six months ended September 30, 2016 compared to $12.7 million during the six months ended September 30, 2015.

As of September 30, 2016, we had equity investments in or loans to 36 portfolio companies with an aggregate cost basis of $522.4 million. As of September 30, 2015, we had equity investments in or loans to 35 portfolio companies with an aggregate cost basis of $530.3 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,
	2016	2015
Beginning investment portfolio, at fair value	$487,656	$466,053
New investments	25,500	37,170
Disbursements to existing portfolio companies	5,686	2,875
Scheduled principal repayments	—	(3,440)
Unscheduled principal repayments	(16,661)	(7,143)
Net proceeds from sales of investments	(28,479)	(2,159)
Net realized gain (loss) on investments	18,204	(2,525)
Net unrealized appreciation (depreciation) of investments	15,282	(2,092)
Reversal of net unrealized (appreciation) depreciation of investments	(21,216)	1,896

Ending investment portfolio, at fair value	$485,972	$490,635

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2016:

		Amount
For the remaining six months ending March 31:	2017	$3,900
For the fiscal years ending March 31:	2018	93,460
	2019	82,766
	2020	86,109
	2021	75,515
	Thereafter	34,600

	Total contractual repayments	$376,350
	Investments in equity securities	146,025

	Total cost basis of investments held as of September 30, 2016:	$522,375

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2016 was $27.2 million, which consisted primarily of $31.5 million of net repayments on our Credit Facility, $11.4 million in distributions to common stockholders, and the redemption of one series of mandatorily redeemable term preferred stock of $40.0 million, partially offset by net proceeds from the issuance of another series of mandatorily redeemable term preferred stock of $55.4 million in September 2016. Net cash provided by financing activities for the six months ended September 30, 2015 was $15.3 million, which consisted primarily of $38.5 million of net proceeds from the issuance of mandatorily redeemable term preferred stock and $3.4 million of net proceeds from the issuance of common shares in April 2015, partially offset by $15.3 million of net repayments on our Credit Facility and $11.4 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, our Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.0625 per common share for each of the six months from April 2016 through September 2016. Our Board of Directors declared these distributions based on estimates of Investment Company Taxable Income for the fiscal year ending March 31, 2017.

For federal income tax purposes, we determine the tax characterization of our common distributions as of the end of our fiscal year based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. The characterization of the common stockholder distributions declared and paid for the year ending March 31, 2017 will be determined after the 2017 fiscal year end based upon our taxable income for the full year and distributions paid during the full year. Such a characterization made on an interim quarterly basis may not be representative of the actual full year characterization.

For the year ended March 31, 2016, distributions to common stockholders totaled $22.7 million, which was less than our taxable income for the same year, when also considering prior spillover amounts under Section 855(a) of the Code. At March 31, 2016, we elected to treat $6.9 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.7 million adjustment for estimated permanent book-tax differences, which decreased Capital in excess of par value and Accumulated net realized loss and increased Net investment income in excess of distributions as of March 31, 2016. As of September 30, 2016, we recorded a $0.8 million adjustment for estimated permanent book-tax differences, which decreased Capital in excess of par value, and increased Accumulated net realized gain (loss) and Net investment income in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.1484375 per share to holders of our Series A Term Preferred Stock, $0.140625 per share to holders of our Series B Term Preferred Stock, and $0.135417 per share to holders of our Series C Term Preferred Stock for each of the six months from April 2016 through September 2016. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

Equity

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. After the Series D Term Preferred Stock offering in September 2016, we currently have the ability to issue up to $242.5 million in securities under the registration statement.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has predominantly since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors, and meeting other stated requirements. On November 1, 2016, the closing market price of our common stock was $8.53 per share, representing an 11.6% discount to our NAV of $9.65 per share as of September 30, 2016. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2016 Annual Meeting of Stockholders held on August 4, 2016, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1,600,000 shares of our Series A Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.0 million, a portion of which was used to repay borrowings under our Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. Total underwriting discounts and offering costs related to this offering were $2.0 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and which, prior to the redemption in September 2016, were amortized over the period ending February 28, 2017, the mandatory redemption date.

Prior to its redemption in September 2016, our Series A Term Preferred Stock provided for a fixed dividend equal to 7.125% per year, payable monthly (which equated to $2.9 million per year). We were required to redeem all of the outstanding Series A Term Preferred Stock on February 28, 2017, for cash at a redemption price equal to $25.00 per share plus an amount equal to accumulated but unpaid dividends, if any, to the date of redemption. Our Series A Term Preferred Stock was not convertible into our common stock or any other security.

In September 2016, we used a portion of the proceeds from the issuance of our Series D Term Preferred Stock discussed below to voluntarily redeem all 1.6 million outstanding shares of our Series A Term Preferred Stock, which had a liquidation preference of $25.00 per share. In connection with this voluntary redemption, we incurred a loss on extinguishment of debt of $0.2 million, which has been recorded in Realized loss on other in our accompanying Consolidated Statements of Operations and which was primarily comprised of unamortized deferred issuance costs at the time of redemption.

Pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), in November 2014, we completed a public offering of 1,656,000 shares of our Series B Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $39.7 million. Total underwriting discounts and offering costs related to this offering were $1.7 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending December 31, 2021, the mandatory redemption date.

Our Series B Term Preferred Stock is not convertible into our common stock or any other security. Our Series B Term Preferred Stock provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates to $2.8 million per year). We are required to redeem all shares of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series B Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series B Term Preferred Stock or otherwise cure the ratio redemption trigger (and we may also redeem additional securities to cause the asset coverage ratio to be 215%). We may also voluntarily redeem all or a portion of our Series B Term Preferred Stock at our sole option at the redemption price at any time on or after December 31, 2017.

Also, pursuant to our prior registration statement on Form N-2 (Registration No. 333-181879), in May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.6 million. Total underwriting discounts and offering costs related to this offering were $1.6 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 31, 2022, the mandatory redemption date.

Our Series C Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.50% per year, payable monthly (which equates to $2.6 million per year). We are required to redeem all shares of our outstanding Series C Term Preferred Stock on May 31, 2022, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series C Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series C Term Preferred Stock or otherwise cure the ratio redemption trigger (and we may also redeem additional securities to cause the asset coverage ratio to be 215%). We may also voluntarily redeem all or a portion of our Series C Term Preferred Stock at our sole option at the redemption price at any time on or after May 31, 2018.

Pursuant to our current registration statement on Form N-2 (Registration No. 333-204996), in September 2016, we completed a public offering of 2,300,000 shares of our Series D Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $57.5 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $55.4 million. Total underwriting discounts and offering costs related to this offering were $2.1 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending September 30, 2023, the mandatory redemption date.

Our Series D Term Preferred Stock is not convertible into our common stock or any other security. Our Series D Term Preferred Stock provides for a fixed dividend equal to 6.25% per year, payable monthly. We are required to redeem all shares of our outstanding Series D Term Preferred Stock on September 30, 2023, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series D Term Preferred Stock, and (2) if we fail to maintain an asset coverage ratio of at least 200% and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series D Term Preferred Stock or otherwise cure the ratio redemption trigger (and we may also redeem additional securities to cause the asset coverage ratio to be 240%). We may also voluntarily redeem all or a portion of our Series D Term Preferred Stock at our sole option at the redemption price at any time on or after September 30, 2018.

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series B, C, and D Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series B, C, and D Term Preferred Stock) as of September 30, 2016 was 235.5%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

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

Among other things, our Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity; prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility generally also limits distributions to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Business Investment is also subject to certain limitations on the type of loan investments it can make, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. Our Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate it to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base of the credit agreement. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth of $170.0 million plus 50.0% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $233.6 million as of September 30, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $425.9 million, an asset coverage ratio with respect to senior securities representing indebtedness of 697.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. Our Credit Facility requires a minimum of 12 obligors in the borrowing base and, as of September 30, 2016, we had 29 obligors in the borrowing base. As of September 30, 2016, we were in compliance with all covenants under our Credit Facility.

Pursuant to the terms of our Credit Facility, in July 2013, we entered into an interest rate cap agreement, effective October 2013, for a notional amount of $45.0 million. The interest rate cap agreement expired in April 2016. Prior to its expiration in April 2016, the agreement effectively limited the interest rate on a portion of the borrowings pursuant to the terms of our Credit Facility. We incurrent a premium of $75 in conjunction with this agreement, which was recorded within Net realized loss on other on our accompanying Consolidated Statements of Operations during the six months ended September 30, 2016 upon the expiration of the agreement.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally recognize success fees as income when the payment has been received. As a result, as of September 30, 2016, we had off-balance sheet success fee receivables of $31.2 million (or $1.03 per common share) on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit and other uncalled capital commitments as of September 30, 2016 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended certain guaranties on behalf of one of our portfolio companies, whereby we have guaranteed an aggregate of $2.1 million of obligations of Country Club Enterprises, LLC (“CCE”). These guaranties have terms to maturity that expire between October 2016 and February 2017, unless renewed. As of September 30, 2016, we have not been required to make any payments on any of the guaranties, and we consider the credit risks to be remote and the fair value of the guaranties to be immaterial.

The following table shows our contractual obligations as of September 30, 2016, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$63,500	$—	$63,500	$—	$—
Mandatorily redeemable preferred stock	139,150	—	—	—	139,150
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	64,581	12,416	24,031	18,466	9,668

Total	$272,327	$12,416	$87,531	$23,562	$148,818

(A)	Excludes unused line of credit commitments, uncalled capital commitments and guaranties to our portfolio companies in the aggregate principal amount of $8.7 million.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date due to the revolving nature of the facility.
(C)	Includes interest payments due on our Credit Facility, secured borrowing, and dividend obligations on each series of our mandatorily redeemable term preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2016. Dividend payments on our mandatorily redeemable term preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this report. Additionally, refer to Note 3—Investments in the accompanying notes to our Consolidated Financial Statements included elsewhere in this report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this report.

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

The following table reflects risk ratings for all loans in our portfolio as of September 30, 2016 and March 31, 2016:

Rating	September 30, 2016	March 31, 2016
Highest	10.0	10.0
Average	6.0	6.0
Weighted Average	6.4	6.2
Lowest	3.0	3.0

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

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital loss carryforwards. Our capital loss carryforward balance was $0 and $13.6 million as of September 30, 2016 and March 31, 2016.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of September 30, 2016, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

89.8%	Variable rates with a floor
10.2	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the three and six months ended September 30, 2016 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on May 17, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three and six months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table provides information with respect to the purchases made by or on behalf of the Company of our 7.125% Series A Cumulative Term Preferred Stock, par value $0.001 per share (the “Series A Term Preferred Stock”), during the second quarter of our fiscal year 2017. The Company elected to voluntarily redeem the entirety of the then issued and outstanding Series A Term Preferred Stock, pursuant to its terms, on September 30, 2016. The Company does not have any existing publicly announced repurchase plans or programs.

Period	(a) Total Number of Shares of Series A Term Preferred Stock Purchased	(b) Average Price Paid per Share of Series A Term Preferred Stock	(c) Total Number of Shares of Series A Term Preferred Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares of Series A Term Preferred Stock that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2016	—	—	—	—
August 1 through 31, 2016	—	—	—	—
September 1 through 30, 2016	1,600,000	$25.00	—	—

Total	1,600,000	$25.00	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Julia Ryan
Julia Ryan
Chief Financial Officer and Treasurer

Date: November 2, 2016

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 2.A.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-160720), filed February 29, 2012.

3.1.b	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.1.c	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.1.d	Certificate of Amendment to the Certificate of Designation of 7.125% Series A Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.1.e	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.1.f	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.3	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

4.4	Specimen 6.25% Series D Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.