Form 10-Q
period 2016-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2017-02-06
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 3, 2017, was 30,270,958.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2016	2016
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $199,347 and $191,757, respectively)	$194,509	$180,933
Affiliate investments (Cost of $278,596 and $304,856, respectively)	258,193	296,723
Control investments (Cost of $21,012 and $21,512 respectively)	18,738	10,000

Total investments at fair value (Cost of $498,955 and $518,125, respectively)	471,440	487,656
Cash and cash equivalents	3,993	4,481
Restricted cash and cash equivalents	1,050	1,107
Interest receivable	2,176	2,790
Due from custodian	2,158	1,638
Deferred financing costs, net	1,760	1,147
Other assets, net	3,432	4,256

TOTAL ASSETS	$486,009	$503,075

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $43,700 and $95,000, respectively)	$43,700	$95,000
Secured borrowing	5,096	5,096

Total borrowings	48,796	100,096
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 6,356,000 and 4,956,000 shares authorized; 5,566,000 and 4,866,000 shares issued and outstanding, respectively, net	134,639	118,465
Accounts payable and accrued expenses	989	1,054
Fees due to Adviser(A)	1,861	1,912
Fee due to Administrator(A)	251	311
Other liabilities	2,091	2,215

TOTAL LIABILITIES	$188,627	$224,053

Commitments and contingencies(B)
NET ASSETS	$297,382	$279,022

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 30,270,958 shares issued and outstanding	$30	$30
Capital in excess of par value	310,511	311,608
Cumulative net unrealized depreciation of investments	(27,515)	(30,469)
Cumulative net unrealized depreciation of other	—	(75)
Net investment income in excess of distributions	7,509	6,426
Accumulated net realized gain (loss)	6,847	(8,498)

TOTAL NET ASSETS	$297,382	$279,022

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.82	$9.22

(A)	Refer to Note 4 — Related Party Transactions for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$4,334	$4,243	$13,196	$12,015
Affiliate investments	7,169	6,956	21,251	21,209
Control investments	204	208	617	1,512
Cash and cash equivalents	—	—	1	1

Total interest income	11,707	11,407	35,065	34,737
Other income
Non-Control/Non-Affiliate investments	313	469	342	3,585
Affiliate investments	1,354	192	4,104	192

Total other income	1,667	661	4,446	3,777

Total investment income	13,374	12,068	39,511	38,514

EXPENSES
Base management fee(A)	2,441	2,485	7,439	7,448
Loan servicing fee(A)	1,678	1,756	5,081	5,022
Incentive fee(A)	1,178	1,159	3,427	3,955
Administration fee(A)	251	254	825	879
Interest expense on borrowings	825	974	2,749	3,119
Dividends on mandatorily redeemable preferred stock	2,251	2,066	6,431	5,898
Amortization of deferred financing costs and discounts	546	485	1,508	1,428
Professional fees	142	243	528	946
Other general and administrative expenses	1,071	606	1,962	1,565

Expenses before credits from Adviser	10,383	10,028	29,950	30,260

Credit to base management fee — loan servicing fee(A)	(1,678)	(1,756)	(5,081)	(5,022)
Credit to fees from Adviser — other(A)	(535)	(835)	(2,486)	(2,541)

Total expenses net of credits to fees	8,170	7,437	22,383	22,697

NET INVESTMENT INCOME	5,204	4,631	17,128	15,817

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	1,251	17,000	1,086	16,999
Affiliate investments	(4,391)	(8,679)	14,401	(11,419)
Control investments	—	(10,397)	(3)	(10,197)
Other	3	—	(254)	—

Total net realized (loss) gain	(3,137)	(2,076)	15,230	(4,617)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	6,905	(22,089)	5,986	(25,571)
Affiliate investments	1,702	9,841	(12,270)	18,492
Control investments	281	3,480	9,238	(1,885)
Other	—	—	75	—

Total net unrealized appreciation (depreciation)	8,888	(8,768)	3,029	(8,964)

Net realized and unrealized gain (loss)	5,751	(10,844)	18,259	(13,581)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$10,955	$(6,213)	$35,387	$2,236

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.15	$0.57	$0.52

Net increase (decrease) in net assets resulting from operations	0.36	(0.21)	1.17	0.07

Distributions	0.19	0.19	0.56	0.56

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	30,270,958	30,270,958	30,270,958	30,267,358

(A)	Refer to Note 4 — Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2016	2015
OPERATIONS
Net investment income	$17,128	$15,817
Net realized gain (loss) on investments	15,484	(4,617)
Net realized loss on other	(254)	—
Net unrealized appreciation (depreciation) of investments	2,954	(8,964)
Net unrealized appreciation of other	75	—

Net increase in net assets from operations	35,387	2,236

DISTRIBUTIONS
Distributions to common stockholders	(17,027)	(17,027)

Net decrease in net assets from distributions	(17,027)	(17,027)

CAPITAL ACTIVITY
Issuance of common stock	—	3,663
Offering costs for issuance of common stock	—	(221)

Net increase in net assets from capital activity	—	3,442

TOTAL INCREASE (DECREASE) IN NET ASSETS	18,360	(11,349)
NET ASSETS, BEGINNING OF PERIOD	279,022	273,429

NET ASSETS, END OF PERIOD	$297,382	$262,080

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$35,387	$2,236
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(31,186)	(60,321)
Principal repayments of investments	26,886	20,883
Net proceeds from the sale of investments	36,788	20,336
Net realized (gain) loss on investments	(15,028)	4,489
Net realized loss on other	239	—
Net unrealized (appreciation) depreciation of investments	(2,954)	8,964
Net unrealized appreciation of other	(75)	—
Amortization of deferred financing costs and discounts	1,508	1,428
Bad debt expense, net of recoveries	460	358
Changes in assets and liabilities:
Decrease (increase) in restricted cash and cash equivalents	449	(97)
Decrease (increase) in interest receivable	44	(794)
(Increase) decrease in due from custodian	(520)	2,377
Decrease (increase) in other assets, net	2,230	(2,959)
Decrease in accounts payable and accrued expenses	(65)	(388)
(Decrease) increase in fees due to Adviser(A)	(51)	8
Decrease in fee due to Administrator(A)	(60)	(8)
(Decrease) increase in other liabilities	(124)	8,859

Net cash provided by operating activities	53,928	5,371

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	3,663
Offering costs for issuance of common stock	—	(221)
Borrowings from line of credit	45,200	92,000
Repayments on line of credit	(96,500)	(121,600)
Proceeds from issuance of mandatorily redeemable preferred stock	57,500	40,250
Redemption of mandatorily redeemable preferred stock	(40,000)	—
Deferred financing and offering costs	(3,589)	(1,712)
Distributions paid to common stockholders	(17,027)	(17,027)

Net cash used in financing activities	(54,416)	(4,647)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(488)	724
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,481	4,921

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,993	$5,645

CASH PAID FOR INTEREST	$2,433	$2,811

NON-CASH ACTIVITIES(B)	$8,796	$13,944

(A)	Refer to Note 4 — Related Party Transactions for additional information.
(B)	2016: Significant non-cash operating activities consisted principally of the following transaction:

In October 2016, we restructured our investment in D.P.M.S., Inc. (“Danco”), which resulted in the exchange of our existing debt investments with a total cost basis and fair value of $16.5 million and $6.4 million, respectively, for a new $8.8 million secured first lien term loan. We also relinquished our preferred equity investment and a portion of our common equity investment, which had an aggregate cost basis and fair value of $2.5 million and $0 million, respectively. The transaction resulted in a net realized loss of $10.2 million, which was recorded in our Consolidated Statements of Operations during the three months ended December 31, 2016.

2015: Significant non-cash operating activities consisted principally of the following transaction:

In August 2015, NDLI, Inc. (“NDLI”) was acquired by Diligent Delivery Systems (“Diligent”). As part of this acquisition, we restructured our investment in NDLI, which resulted in the termination of our debt investments in NDLI, which had a cost basis and fair value of $17.7 million and $14.2 million, respectively. We received cash proceeds of $1.9 million and a $13.0 million secured second lien debt investment in Diligent, which resulted in a net realized loss of $2.7 million. We recognized this net realized loss in our Consolidated Statements of Operations during the three months ended September 30, 2015.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (8.0%, Due 10/2019)(I)(Q)	$—	$—	$—
		Secured First Lien Term Debt (8.0%, Due 10/2019)(I)(Q)	5,000	5,000	5,457

				5,000	5,457
AquaVenture Holdings Limited	Utilities	Common Stock (201,586 shares)(C)(S)		3,397	4,040

				3,397	4,040
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $100 available (7.1% (0.8% Unused Fee), Due 12/2018)(L)	3,900	3,900	3,900
		Secured First Lien Term Debt (1.5%, Due 12/2019)(L)	6,433	6,443	1,330
		Secured First Lien Term Debt (1.5%, Due 12/2019)(L)	840	840	—
		Preferred Stock (2,500 shares)(C)(L)		2,516	—
		Common Stock (2,500 shares)(C)(L)		300	—

				13,999	5,230
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,245,681 shares)(C)(L)		7,725	5,202
		Guaranty ($2,000)(D)		—	—

				11,725	9,202
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(K)	13,000	13,000	13,228
		Common Stock Warrants (8% ownership)(C)(L)		500	2,331

				13,500	15,559
Drew Foam Companies, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(L)		3,375	3,803
		Common Stock (5,372 shares)(C)(L)		63	9,096

				13,351	22,812

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	9,500	9,500	9,500
		Preferred Stock (1,373 shares)(C)(L)		1,373	1,471
		Common Stock (152 shares)(C)(L)		152	7,037

				11,025	18,008
Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Preferred Stock (260 units)(C)(L)		213	364
		Common Stock (975 units)(C)(L)		—	—

				213	364
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2021)(H)(L)	13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(L)		9,583	6,514
		Common Stock (63,747 shares)(C)(L)		8	—

				22,891	19,814
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(L)		3,556	4,740
		Common Stock (548 shares)(C)(L)		94	1,314

				14,650	17,054
Mathey Investments, Inc.	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (10.0%, Due 3/2018)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2018)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2018)(E)(I)(L)	3,500	3,500	901
		Common Stock (29,102 shares)(C)(L)		777	—

				9,379	6,003
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 3/2018)(I)(Q)	13,560	13,560	15,111
		Preferred Stock (27,900 shares)(C)(Q)		2,790	78
		Common Stock (27,900 shares)(C)(Q)		28	—

				16,378	15,189

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.5%, Due 12/2020)(L)	$13,290	$13,290	$13,290
		Preferred Stock (5,660 units)(C)(L)		5,660	10,111

				18,950	23,401
SBS Industries, LLC	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (14.0%, Due 8/2019)(L)	11,355	11,355	11,233
		Preferred Stock (19,935 shares)(C)(L)		1,994	—
		Common Stock (221,500 shares)(C)(L)		222	—

				13,571	11,233
Schylling, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(L)		4,000	—

				17,081	13,081
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(E)(K)	5,000	5,000	4,650
		Preferred Stock (1,499 shares)(C)(L)		1,499	—
		Common Stock (600 shares)(C)(L)		1	—

				6,500	4,650
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $634 available (12.5%, Due 2/2018)(G)(L)	3,216	3,216	3,216
		Preferred Stock (12,998,639 shares)(C)(L)		3,768	196
		Common Stock (10,089,048 shares)(C)(L)		753	—

				7,737	3,412

Total Non-Control/Non-Affiliate Investments (represents 41.2% of total investments at fair value)				$199,347	$194,509

AFFILIATE INVESTMENTS(O):
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(K)	$12,215	$12,215	$11,665
		Secured First Lien Term Debt (13.5%, Due 10/2018)(K)(R)	910	910	869
		Secured First Lien Term Debt (Due 10/2018)(K)	175	175	168
		Preferred Stock (4,064 shares)(C)(L)		4,064	—
		Common Stock (630 shares)(C)(L)		41	—

				17,405	12,702
Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(L)	11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(L)		4,943	9,235

				16,250	20,542
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(L)		4,196	—

				18,196	14,000
Cambridge Sound Management, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured Second Lien Term Debt (13.0%, Due 8/2021)(L)	16,000	16,000	16,000
		Preferred Stock (4,500 shares)(C)(L)		4,500	9,116

				20,500	25,116
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(L)		1,841	—
		Common Stock (2,319,184 shares)(C)(L)		—	—

				1,841	—
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $1,000 available (12.8% (1.0% Unused Fee), Due 3/2017)(L)	—	—	—
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)	18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)	5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(L)		6,995	9,026

				30,495	32,526

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (10.0%, Due 10/2021)(I)(L)	$8,796	$8,796	$5,668
		Common Stock (627 shares)(C)(L)		1	—

				8,797	5,668
Edge Adhesives Holdings, Inc. (M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,161
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,376
		Preferred Stock (3,774 units)(C)(L)		3,774	941

				15,474	12,478
GI Plastek, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.3%, Due 7/2020)(L)	15,000	15,000	15,000
		Preferred Stock (5,150 units)(C)(L)		5,150	7,416

				20,150	22,416
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050
		Preferred Stock (4,000 shares)(C)(L)		4,000	5,208

				13,050	14,258
Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(L)		1,550	8,245

				10,750	17,445
Meridian Rack & Pinion, Inc.(M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	8,851
		Preferred Stock (3,381 shares)(C)(L)		3,381	1,945

				13,041	10,796
The Mountain Corporation	Personal and Non-Durable Consumer Products (Manufacturing Only)	Secured Second Lien Term Debt (13.5%, Due 8/2021)(L)	18,600	18,600	18,600
		Preferred Stock (6,899 shares)(C)(L)		6,899	—
		Common Stock (751 shares)(C)(L)		1	—

				25,500	18,600
NDLI, Inc.	Cargo Transport	Preferred Stock (3,600 shares)(C)(L)		3,600	—

		Common Stock (545 shares)(C)(L)		—	—

				3,600	—
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(L)		6,180	7,815

				21,950	23,585
Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(L)		3,739	43
		Common Stock (90,909 shares)(C)(L)		91	—

				13,448	9,661
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, and Entertainment	Secured First Lien Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200
		Preferred Stock (9,749 shares)(C)(L)		9,749	—

				28,149	18,400

Total Affiliate Investments (represents 54.8% of total investments at fair value)				$278,596	$258,193

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $500 available (6.5% (1.0% Unused Fee), Due 8/2017)(L)	$4,500	$4,500	$4,500
		Secured Second Lien Term Debt (10.0%, Due 8/2017)(L)	5,000	5,000	5,000
		Preferred Stock (5,517,444 shares)(C)(L)		11,464	9,238
		Common Stock (88,843 shares)(C)(L)		48	—

				21,012	18,738

Total Control Investments (represents 4.0% of total investments at fair value)				$21,012	$18,738

TOTAL INVESTMENTS				$498,955	$471,440

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $421.3 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 — Borrowings. Additionally, under Section 55 of the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2016, our investment in AquaVenture Holdings Limited is considered a non-qualifying asset under Section 55 of the 1940 Act and represents 0.86% of total investments, at fair value.
(B)	Percentages represent the weighted average cash interest rates in effect at December 31, 2016, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 10 — Commitments and Contingencies for additional information regarding this guaranty.
(E)	Last Out Tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT generally is paid after the other secured first lien debt but before the secured second lien debt.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2016.
(I)	Debt security has a fixed interest rate.
(J)	Reserved.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3 — Investments for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Fair value was based on the closing market price of our shares as of the reporting date less a discount for lack of marketability.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Auto Safety House, LLC	Automobile	Secured First Lien Line of Credit, $1,000 available (8.0% , Due 10/2019)(I)(Q)	$—	$—	$—
		Secured First Lien Term Debt (8.0%, Due 10/2019)(I)(Q)	5,000	5,000	5,311

				5,000	5,311

B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $500 available (6.7% (0.8% Unused Fee), Due 12/2016)(L)	3,500	3,500	3,500
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	6,433	6,443	1,191
		Secured First Lien Term Debt (12.0%, Due 12/2019)(L)	840	840	—
		Preferred Stock (2,500 shares)(C)(L)		2,516	—
		Common Stock (2,500 shares)(C)(L)		300	—

				13,599	4,691
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)	4,000	4,000	4,000
		Preferred Stock (7,245,681 shares)(C)(L)		7,725	5,313
		Guaranty ($2,000)(D)		—	—
		Guaranty ($279)(D)		—	—

				11,725	9,313
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(K)	13,000	13,000	12,984
		Common Stock Warrants (6.0% ownership)(C)(L)		—	1,500

				13,000	14,484
Drew Foam Companies, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)	9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(L)		3,375	3,583
		Common Stock (5,372 shares)(C)(L)		63	6,459

				13,351	19,955
Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2017)(L)	10,500	10,500	10,500
		Preferred Stock (1,373 shares)(C)(L)		1,373	1,386
		Common Stock (152 shares)(C)(L)		152	8,222

				12,025	20,108
Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Preferred Stock (260 units)(C)(L)		260	315
		Common Stock (975 units)(C)(L)		—	—

				260	315
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2018)(H)(L)	13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(L)		9,583	4,813
		Common Stock (63,747 shares)(C)(L)		8	—

				22,891	18,113
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(L)		3,556	4,471
		Common Stock (548 shares)(C)(L)		94	934

				14,650	16,405
Mathey Investments, Inc.	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (10.0%, Due 3/2018)(L)	1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2018)(L)	3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2018)(E)(I)(L)	3,500	3,500	3,500
		Common Stock (29,102 shares)(C)(L)		777	54

				9,379	8,656
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 10/2016)(I)(K)	13,560	13,560	5,082
		Preferred Stock (27,900 shares)(C)(L)		2,790	—
		Common Stock (27,900 shares)(C)(L)		28	—

				16,378	5,082
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.5%, Due 12/2020)(L)	13,290	13,290	13,290
		Preferred Equity (5,660 units)(C)(L)		5,660	7,712

				18,950	21,002

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

DECEMBER 31, 2016

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of results that ultimately may be achieved for the year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on May 17, 2016.

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

The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For restricted securities of portfolio companies that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. As of December 31 and March 31, 2016, our loan to Tread Corporation (“Tread”) was on non-accrual status, with an aggregate debt cost basis of $3.2 million and $1.4 million, or 0.9% and 0.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $3.2 million and $1.4 million, or 0.9% and 0.4% of the fair value of all debt investments in our portfolio, respectively.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income over the life of the obligation. As of December 31 and March 31, 2016, we did not have any loans with a PIK interest component. During the three and nine months ended December 31, 2016 and 2015, we did not record any PIK income, nor did we collect any PIK interest in cash.

Other Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically from an exit or sale. During the three and nine months ended December 31, 2016, we recorded success fee income of $1.2 million. During the three and nine months ended December 31, 2015, we recorded success fee income of $0.6 and $1.5 million, respectively.

We accrue dividend income on preferred and common equity securities of our portfolio companies to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three and nine months ended December 31, 2016, we recorded dividend income of $0.4 and $3.2 million, respectively. During the three and nine months ended December 31, 2015, we recorded dividend income of $8 and $2.3 million, respectively.

During the three months ended December 31, 2016, we recharacterized $0.5 million of dividend income from our investment in Behrens Manufacturing, LLC (“Behrens”), which was originally recorded during our fiscal year ended March 31, 2016, as a return of capital.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash (a consensus of the Emerging Issues Task Force)” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We are currently assessing the impact of ASU 2016-18 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and in December 2016 by FASB Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09, as amended, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

As of December 31, 2016, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in AquaVenture Holdings Limited (“AquaVenture,” f/k/a Quench Holdings Corp.), which was valued using Level 2 inputs. As of March 31, 2016, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy.

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three and nine months ended December 31, 2016, we transferred our investment in AquaVenture from Level 3 to Level 2 as a result of its initial public offering in October 2016. During the three and nine months ended December 31, 2015, there were no transfers in or out of Level 1, 2 and 3.

As of December 31, 2016 and March 31, 2016, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2016:
Secured first lien debt	$252,058	$—	$—		$252,058
Secured second lien debt	94,857	—	—		94,857
Preferred equity	100,707	—	—		100,707
Common equity/equivalents	23,818	—	4,040	(A)	19,778

Total Investments at December 31, 2016	$471,440	$—	$4,040		$467,400

(A)	Fair value was determined based on the closing market price of our shares at the reporting date less a discount for lack of marketability as our investment is subject to a 180-day lock-up period, which will expire in April 2017.

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016:
Secured first lien debt	$280,037	$—	$—	$280,037
Secured second lien debt	64,484	—	—	64,484
Preferred equity	113,550	—	—	113,550
Common equity/equivalents	29,585	—	—	29,585

Total Investments at March 31, 2016	$487,656	$—	$—	$487,656

The following table presents our investments valued using Level 3 inputs carried at fair value as of December 31, 2016 and March 31, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Level 3 Fair Value Measurements
	Reported in Consolidated Statements of Assets and Liabilities
	December 31, 2016	March 31, 2016
Non-Control/Non-Affiliate Investments
Secured first lien debt	$92,573	$92,343
Secured second lien debt	45,639	35,366
Preferred equity	32,479	31,696
Common equity/equivalents(A)	19,778	21,528

Total Non-Control/Non-Affiliate Investments	190,469	180,933
Affiliate Investments
Secured first lien debt	154,985	182,694
Secured second lien debt	44,218	24,118
Preferred equity	58,990	81,854
Common equity/equivalents	—	8,057

Total Affiliate Investments	258,193	296,723
Control Investments
Secured first lien debt	4,500	5,000
Secured second lien debt	5,000	5,000
Preferred equity	9,238	—
Common equity/equivalents	—	—

Total Control Investments	18,738	10,000

Total investments at fair value using Level 3 inputs	$467,400	$487,656

(A)	Excludes our investment in AquaVenture with a fair value of $4.0 million, which was valued using Level 2 inputs.

In accordance with the FASB’s ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”), the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2016 and March 31, 2016. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2016		Fair Value as of March 31, 2016		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of December 31, 2016	Range / Weighted Average as of March 31, 2016
Secured first lien debt	$208,861		$238,707		TEV	EBITDA multiple	4.4x – 8.1x / 4.6x	4.4x – 8.2x / 6.3x
						EBITDA	$1,105 - $9,759 / $2,736	$970 - $8,713 / $3,374

						Discount Rate	—	20.0% - 20.0% / 20.0%

	43,197	(A)	41,330	(A)	Yield Analysis	Discount Rate	13.3% - 18.1% / 16.0%	14.2% - 17.7% / 16.4%

Secured second lien debt	81,629	(B)	46,418	(B)	TEV	EBITDA multiple	5.4x – 7.6x / 4.6x	5.5x – 6.2x / 5.9x
						EBITDA	$3,184 - $5,242 / $2,931	$2,718 - $4,851 / $3,790

	13,228		18,066		Yield Analysis	Discount Rate	9.5% - 9.5% / 9.5%	10.1% - 20.0% / 15.1%

Preferred equity(C)	100,707		113,550		TEV	EBITDA multiple	4.8x – 8.1x / 6.4x	4.4x – 8.2x / 6.4x
						EBITDA	$1,060 - $92,069 / $4,220	$0 - $76,487 / $3,565

						Discount Rate	20.0% - 20.0% / 20.0%	20.0% - 20.0% / 20.0%

						Revenue multiple	—	0.2x – 0.5x / 0.4x

						Revenue	—	$29,300 - $56,937 / $42,761

Common equity/equivalents(D)(E)	19,778		29,585		TEV	EBITDA multiple	4.4x – 10.0x / 6.0x	4.4x – 11.0x / 8.7x
						EBITDA	$1,060 - $12,847 / $3,616	$0 - $76,487 / $820

						Discount Rate	20.0% - 20.0% / 20.0%	20.0% - 20.0% / 20.0%

						Revenue multiple	—	0.2x – 0.5x / 0.2x
						Revenue	—	$29,300 - $56,937 / $56,937

Total	$467,400		$487,656

(A)	Fair value as of December 31, 2016 includes one proprietary debt investment for $5.5 million, which was valued at the expected payoff amount. Fair value as of March 31, 2016 includes one proprietary debt investment for $5.3 million which was valued at the expected payoff amount.
(B)	Fair value as of December 31, 2016 includes one proprietary debt investment for $15.1 million, which was valued at the expected payoff amount. Fair value as of March 31, 2016 includes one proprietary debt investment for $14.5 million, which was valued at the expected payoff amount.
(C)	Fair value as of December 31, 2016 includes one proprietary equity investment for $0.1 million, which was valued at the expected payoff amount. Fair value as of March 31, 2016 includes one proprietary equity investment for $22.3 million, which was valued at the expected exit amount.
(D)	Fair value as of March 31, 2016 includes two proprietary equity investments for a combined $8.1 million, which were valued at the expected exit amount.
(E)	Excludes our investment in AquaVenture with a fair value of $4.0 million, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value of our portfolio, broken out by security type, during the three and nine months ended December 31, 2016 and 2015 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2016:
Fair value as of September 30, 2016	$262,108	$90,496	$111,109	$22,259	$485,972
Total gain (loss):
Net realized gain (loss)(A)	(7,725)	—	3,345	(1)	(4,381)
Net unrealized appreciation (depreciation)(B)	(1,353)	4,361	(789)	1,878	4,097
Reversal of previously recorded appreciation upon realization(B)	9,253	—	(4,144)	1	5,110
New investments, repayments and settlements(C):
Issuances / originations	8,796	—	—	—	8,796
Settlements / repayments	(19,021)	—	—	—	(19,021)
Sales	—	—	(8,814)	—	(8,814)
Transfers(D)	—	—	—	(4,359)	(4,359)

Fair value as of December 31, 2016	$252,058	$94,857	$100,707	$19,778	$467,400

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine months ended December 31, 2016:
Fair value as of March 31, 2016	$280,037	$64,484	$113,550	$29,585	$487,656
Total gain (loss):
Net realized gain (loss)(A)	(7,725)	—	3,345	18,825	14,445
Net unrealized appreciation (depreciation)(B)	(6,307)	10,273	13,306	2,107	19,379
Reversal of previously recorded appreciation upon realization(B)	9,253	—	(18,525)	(6,834)	(16,106)
New investments, repayments and settlements(C):
Issuances / originations	12,982	19,600	6,899	501	39,982
Settlements / repayments	(21,182)	(14,500)	—	—	(35,682)
Sales	—	—	(17,868)	(20,047)	(37,915)
Transfers(D)	(15,000)	15,000	—	(4,359)	(4,359)

Fair value as of December 31, 2016	$252,058	$94,857	$100,707	$19,778	$467,400

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2015:
Fair value as of September 30, 2015	$280,938	$74,392	$108,432	$26,873	$490,635
Total gain (loss):
Net realized gain (loss)(A)	(8,576)	(10,520)	17,000	131	(1,965)
Net unrealized appreciation (depreciation)(B)	2,816	(4,094)	(584)	256	(1,606)
Reversal of previously recorded appreciation upon realization(B)	6,083	2,761	(16,009)	3	(7,162)
New investments, repayments and settlements(C):
Issuances / originations	14,350	—	6,621	249	21,220
Settlements / repayments	(10,984)	—	—	—	(10,984)
Sales	—	—	(18,305)	(131)	(18,436)
Transfers(D)	—	—	—	—	—

Fair value as of December 31, 2015	$284,627	$62,539	$97,155	$27,381	$471,702

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine months ended December 31, 2015:
Fair value as of March 31, 2015	$267,545	$65,974	$111,090	$21,444	$466,053
Total gain (loss):
Net realized gain (loss)(A)	(11,316)	(10,520)	17,000	347	(4,489)
Net unrealized appreciation (depreciation)(B)	8,590	(7,876)	(10,307)	5,894	(3,699)
Reversal of previously recorded appreciation upon realization(B)	9,573	2,761	(17,492)	(107)	(5,265)
New investments, repayments and settlements(C):
Issuances / originations	44,002	13,000	17,014	249	74,265
Settlements / repayments	(33,767)	(800)	—	—	(34,567)
Sales	—	—	(20,150)	(446)	(20,596)
Transfers(D)	—	—	—	—	—

Fair value as of December 31, 2015	$284,627	$62,539	$97,155	$27,381	$471,702

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2016 and 2015.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the periods ended December 31, 2016 and 2015.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	Transfers represent $15.0 million of secured first lien debt of Cambridge Sound Management, Inc. (“Cambridge”), which was converted into secured second lien debt during the three months ended September 30, 2016, and $4.4 million of common equity of AquaVenture, which was transferred from Level 3 to Level 2 during the three months ended December 31, 2016 as a result of its initial public offering.

Investment Activity

During the nine months ended December 31, 2016, the following significant transactions occurred:

•	In April 2016, we sold our investment in Acme Cryogenics, Inc., which resulted in dividend income of $2.8 million and a net realized gain of $18.8 million. In connection with the sale, we received net cash proceeds of $44.6 million, including the repayment of our debt investment of $14.5 million at par and net receivables of $0.6 million, which were recorded within Other assets, net.

•	In May 2016, we invested $25.5 million in The Mountain Corporation (“The Mountain”) through a combination of secured second lien debt and preferred equity. The Mountain, headquartered in Keene, New Hampshire, is a designer and manufacturer of premium quality, bold artwear apparel serving a diverse global customer base.

•	In October 2016, we restructured our investment in D.P.M.S., Inc. (“Danco”). As a result of the restructure, we exchanged existing debt with a cost basis of $16.5 million for a new $8.8 million secured first lien term loan, relinquished our preferred equity with a cost basis of $2.5 million, and relinquished a portion of our common equity with a total cost basis of $3. The transaction resulted in a realized loss of $10.2 million.

•	In December 2016, we sold our investment in Behrens, which resulted in success fee income of $0.9 million and a net realized gain of $5.8 million. In connection with the sale, we received net cash proceeds of $19.2 million, including the repayment of our debt investment of $10.0 million at par.

Investment Concentrations

As of December 31, 2016, our investment portfolio consisted of investments in 35 portfolio companies located in 18 states across 18 different industries with an aggregate fair value of $471.4 million, of which our investments in Counsel Press Inc., Cambridge, Old World Christmas, Inc., Nth Degree, Inc., and Drew Foam Companies, Inc., our five largest portfolio investments at fair value, collectively comprised $127.4 million, or 27.0%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of December 31, 2016 and March 31, 2016:

	December 31, 2016				March 31, 2016
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$265,323	53.2%	$252,058	53.5%	$296,247	57.2%	$280,037	57.4%
Secured second lien debt	93,078	18.6	94,857	20.1	72,978	14.1	64,484	13.2

Total debt	358,401	71.8	346,915	73.6	369,225	71.3	344,521	70.6
Preferred equity	134,078	26.9	100,707	21.4	141,702	27.3	113,550	23.3
Common equity/equivalents	6,476	1.3	23,818	5.0	7,198	1.4	29,585	6.1

Total equity/equivalents	140,554	28.2	124,525	26.4	148,900	28.7	143,135	29.4

Total investments	$498,955	100.0%	$471,440	100.0%	$518,125	100.0%	$487,656	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2016 and March 31, 2016:

	December 31, 2016		March 31, 2016
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$89,057	18.9%	$86,811	17.8%
Chemicals, Plastics, and Rubber	60,416	12.8	90,602	18.6
Diversified/Conglomerate Service	55,927	11.9	49,901	10.2
Diversified/Conglomerate Manufacturing	40,510	8.6	64,986	13.3
Leisure, Amusement, Motion Pictures, Entertainment	31,480	6.7	43,330	8.9
Automobile	25,455	5.4	24,402	5.0
Farming and Agriculture	21,703	4.6	21,005	4.3
Personal and Non-Durable Consumer Products (Manufacturing Only)	18,965	4.0	315	0.1
Aerospace and Defense	18,738	4.0	10,000	2.1
Containers, Packaging, and Glass	18,009	3.8	20,108	4.1
Textiles and Leather	17,445	3.7	11,995	2.5
Machinery (Non-agriculture, Non-construction, Non-electronic)	17,236	3.7	20,011	4.1
Cargo Transport	15,559	3.3	14,484	3.0
Beverage, Food, and Tobacco	14,258	3.0	9,050	1.8
Telecommunications	14,000	3.0	14,000	2.9
Personal, Food, and Miscellaneous Services	5,231	1.1	4,692	0.9
Other < 2.0%	7,451	1.5	1,964	0.4

Total investments	$471,440	100.0%	$487,656	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2016 and March 31, 2016:

	December 31, 2016		March 31, 2016
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$158,199	33.6%	$183,265	37.6%
South	142,084	30.1	129,934	26.6
West	127,226	27.0	124,713	25.6
Midwest	43,931	9.3	49,744	10.2

Total investments	$471,440	100.0%	$487,656	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2016:

		Amount
For the remaining three months ending March 31:	2017	$—
For the fiscal years ending March 31:	2018	67,190
	2019	76,691
	2020	95,608
	2021	75,515
	Thereafter	43,397

	Total contractual repayments	$358,401
	Investments in equity securities	140,554

	Total cost basis of investments held as of December 31, 2016:	$498,955

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when collection efforts have been exhausted and the receivables are deemed uncollectible. As of December 31, 2016 and March 31, 2016, we had gross receivables from portfolio companies of $1.1 million and $1.0 million, respectively. The allowance for uncollectible receivables was $0.3 million and $0.4 million as of December 31, 2016 and March 31, 2016, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, each as described below. On July 12, 2016, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2017.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. David Dullum (our president) is also an executive managing director of the Adviser.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated voluntary, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Average total assets subject to base management fee(A)	$488,200	$497,000	$495,900	$496,500
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	2,441	2,485	7,439	7,448
Credits to fees from Adviser - other(B)	(535)	(835)	(2,486)	(2,541)

Net base management fee	$1,906	$1,650	$4,953	$4,907

Loan servicing fee(B)	1,678	1,756	5,081	5,022
Credits to base management fee - loan servicing fee(B)	(1,678)	(1,756)	(5,081)	(5,022)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee(B)	$1,178	$1,159	$3,427	$3,955
Credits to fees from Adviser - other(B)	—	—	—	—

Net incentive fee	$1,178	1,159	3,427	3,955

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million for both of the three month periods ended December 31, 2016 and 2015, respectively, and $0.2 million for both of the nine month periods ended December 31, 2016 and 2015, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily for the valuation of portfolio companies.

Loan Servicing Fee

The Adviser also services the loans held by our wholly-owned subsidiary, Business Investment (the borrower under the Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, unconditionally, and irrevocably credited back to us by the Adviser.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through December 31, 2016, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through December 31, 2016.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0 and $0.2 million during the three month periods ended December 31, 2016 and 2015, respectively, and $0.3 million and $0.6 million during the nine month periods ended December 31, 2016 and 2015, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31
	2016	2016
Base management and loan servicing fee due to Adviser, net of credits	$641	$647
Incentive fee due to Adviser	1,178	1,224
Other due to Adviser	42	41

Total fees due to Adviser	$1,861	$1,912
Fee due to Administrator	$251	$311

Total related party fees due	$2,112	$2,223

Net co-investment expenses receivable from (payable to) Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, and receivables from (payables to) other affiliates collectively totaled $2 and ($19) as of December 31, 2016 and March 31, 2016, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net or Other liabilities, as appropriate, on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2016 and March 31, 2016, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On November 16, 2016, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended on June 26, 2014, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to November 15, 2019, and if not renewed or extended by such date, all principal and interest will be due and payable on or before November 15, 2021 (two years after the revolving period end date). The amended Credit Facility provides two one-year extension options that may be exercised on or before the first and second anniversary of the November 16, 2016 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was changed from $185.0 million to $165.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $250.0 million through additional commitments of existing or new lenders. Advances under the Credit Facility generally bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum until November 15, 2019, with the margin then increasing to 3.40% for the period from November 15, 2019 to November 15, 2020, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee of 0.50% per annum on the portion of the total unused commitment amount that is less than or equal to 45.0% of the total commitment amount and 0.80% per annum on the total unused commitment amount that is greater than 45.0%. We incurred fees of approximately $1.4 million in connection with this amendment.

On January 20, 2017, we entered into Amendments No. 3 to the Credit Facility, which clarified a definition in the Company’s performance guaranty under the Credit Facility.

The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31,	As of March 31,
	2016	2016
Commitment amount	$165,000	$185,000
Borrowings outstanding at cost	43,700	95,000
Availability(A)	121,300	90,000

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Weighted average borrowings outstanding	$59,392	$85,045	$71,475	$96,236
Effective interest rate(B)	4.9%	4.2%	4.6%	4.0%
Commitment (unused) fees incurred	$160	$129	$433	$388

(A)	Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $106.9 million and $47.1 million as of December 31, 2016 and March 31, 2016, respectively.
(B)	Excludes the impact of deferred financing costs and includes weighted average unused commitment fees.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints and applicable advance rates, which are generally based on the size, characteristics, and quality of the collateral pledged by Business Investment. The Credit Facility also requires that any interest and principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to shareholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $200.0 million or $200.0 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $263.6 million as of December 31, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2016, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $430.3 million, an asset coverage ratio on our senior securities representing indebtedness of 939.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2016, we were in compliance with all covenants under the Credit Facility.

In July 2013, pursuant to the terms of the then effective revolving line of credit, we entered into an interest rate cap agreement with KeyBank effective October 2013 for a notional amount of $45.0 million. The interest rate cap agreement expired in April 2016. Prior to its expiration in April 2016, the agreement effectively limited the interest rate on a portion of our borrowings under the then effective revolving line of credit. We incurred a premium fee of $75 in conjunction with this agreement, which was recorded in Net realized loss on other on our accompanying Consolidated Statements of Operations during the nine months ended December 31, 2016. As of March 31, 2016, the fair value of our interest rate cap agreement was $0.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which is consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2016 and March 31, 2016, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 3.15% per annum, and 30-day LIBOR, plus 3.25% per annum, respectively, plus an unused fee of 0.62% and 0.5%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of December 31, 2016 and March 31, 2016, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present the Credit Facility carried at fair value as of December 31, 2016 and March 31, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and nine months ended December 31, 2016 and 2015:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2016	March 31, 2016
Credit Facility	$43,700	$95,000

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities

Credit Facility
Three months ended December 31, 2016:
Fair value at September 30, 2016	$63,500
Borrowings	8,000
Repayments	(27,800)

Fair value at December 31, 2016	$43,700

Nine months ended December 31, 2016:
Fair value at March 31, 2016	$95,000
Borrowings	45,200
Repayments	(96,500)

Fair value at December 31, 2016	$43,700

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

The fair value of the collateral under the Credit Facility was $421.3 million and $461.4 million as of December 31, 2016 and March 31, 2016, respectively.

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

The following tables summarize our Series A Term Preferred Stock, 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.50% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), and our Series D Term Preferred Stock outstanding as of December 31, 2016 and March 31, 2016:

As of December 31, 2016:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(4,511)

Term preferred stock, net(C)							$134,639

As of March 31, 2016:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series A	GAINP	March 6, 2012	February 28, 2017	7.125%	1,600,000	$25.00	$40,000
Series B	GAINO	November 13, 2014	December 31, 2021	6.750%	1,656,000	25.00	41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.500%	1,610,000	25.00	40,250

Term preferred stock, gross(B)					4,866,000	$25.00	$121,650
Less: Discounts							(3,185)

Term preferred stock, net(C)							$118,465

(A)	The optional redemption dates for each of our series of mandatorily redeemable preferred stock are February 28, 2016 for our Series A Term Preferred Stock, (and we redeemed all outstanding shares of our Series A Term Preferred Stock on September 30, 2016), December 31, 2017 for our Series B Term Preferred Stock, May 31, 2018 for our Series C Term Preferred Stock, and September 30, 2018 for our Series D Term Preferred Stock.
(B)	As of December 31, 2016 and March 31, 2016, the asset coverage on our senior securities that are stock calculated pursuant to Sections 18 and 61 of the 1940 Act was 252.1% and 221.4%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities pursuant to the adoption of ASU 2015-03. Refer to Note 2 – Summary of Significant Accounting Policies – Reclassifications for additional information regarding the adoption of ASU 2015-03.

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the nine months ended December 31, 2016 and 2015:

For the Nine Months Ended December 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share	Dividend per Series D Term Preferred Share
April 12, 2016	April 22, 2016	May 2, 2016	$0.1484375	$0.140625	$0.135417	$—
April 12, 2016	May 19, 2016	May 31, 2016	0.1484375	0.140625	0.135417	—
April 12, 2016	June 17, 2016	June 30, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	July 22, 2016	August 2, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	August 22, 2016	August 31, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	September 21, 2016	September 30, 2016	0.1484375	0.140625	0.135417	—
October 11, 2016	October 21, 2016	October 31, 2016	—	0.140625	0.135417	0.15190972	(A)
October 11, 2016	November 17, 2016	November 30, 2016	—	0.140625	0.135417	0.13020833
October 11, 2016	December 20, 2016	December 30, 2016	—	0.140625	0.135417	0.13020833

		Total	$0.8906250	$1.265625	$1.218753	$0.41232638

(A)	Represents a combined dividend for a prorated month of September 2016, based upon the issuance date of our Series D Term Preferred Stock, combined with a full month of October 2016.

For the Nine Months Ended December 31, 2015:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share
April 14, 2015	April 24, 2015	May 5, 2015	$0.1484375	$0.140625	$—
April 14, 2015	May 19, 2015	May 29, 2015	0.1484375	0.140625	—
April 14, 2015	June 19, 2015	June 30, 2015	0.1484375	0.140625	—
May 14, 2015(A)	June 19, 2015	June 30, 2015	—	—	0.221181
July 14, 2015	July 24, 2015	August 4, 2015	0.1484375	0.140625	0.135417
July 14, 2015	August 20, 2015	August 31, 2015	0.1484375	0.140625	0.135417
July 14, 2015	September 21, 2015	September 30, 2015	0.1484375	0.140625	0.135417
October 13, 2015	October 26, 2015	November 4, 2015	0.1484375	0.140625	0.135417
October 13, 2015	November 17, 2015	November 30, 2015	0.1484375	0.140625	0.135417
October 13, 2015	December 18, 2015	December 31, 2015	0.1484375	0.140625	0.135417

		Total	$1.3359375	$1.265625	$1.033683

(B)	Represents a combined dividend for a prorated month of May 2015, based upon the issuance date of our Series C Term Preferred Stock, combined with a full month of June 2015.

The tax character of dividends paid by us to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, which equals the liquidation preference, less discounts as of December 31, 2016 and March 31, 2016. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of December 31, 2016 and March 31, 2016, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	December 31, 2016	March 31, 2016
Series A Term Preferred Stock(A)	$—	$40,944
Series B Term Preferred Stock	42,741	40,738
Series C Term Preferred Stock	40,830	38,849
Series D Term Preferred Stock(B)	58,213	—

Total	$141,784	$120,531

(A)	We voluntarily redeemed all outstanding shares of our Series A Term Preferred Stock on September 30, 2016.
(B)	Our Series D Term Preferred Stock was issued on September 26, 2016.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. After the Series D Term Preferred Stock offering in September 2016, we currently have the ability to issue up to $242.5 million in securities under the registration statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Numerator: net increase (decrease) in net assets resulting from operations	$10,955	$(6,213)	$35,387	$2,236
Denominator: basic and diluted weighted average common shares	30,270,958	30,270,958	30,270,958	30,267,358

Basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share	$0.36	$(0.21)	$1.17	$0.07

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

The federal income tax characteristics of all distributions (including preferred stock dividends) will generally be reported to stockholders on Internal Revenue Service Form 1099 after the end of each calendar year.

We paid the following monthly distributions to our common stockholders for the nine months ended December 31, 2016 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	April 12, 2016	April 22, 2016	May 2, 2016	$0.0625
	April 12, 2016	May 19, 2016	May 31, 2016	0.0625
	April 12, 2016	June 17, 2016	June 30, 2016	0.0625
	July 12, 2016	July 22, 2016	August 2, 2016	0.0625
	July 12, 2016	August 22, 2016	August 31, 2016	0.0625
	July 12, 2016	September 21, 2016	September 30, 2016	0.0625
	October 11, 2016	October 21, 2016	October 31, 2016	0.0625
	October 11, 2016	November 17, 2016	November 30, 2016	0.0625
	October 11, 2016	December 20, 2016	December 30, 2016	0.0625

		Nine months ended December 31, 2016:		$0.5625

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	April 14, 2015	April 24, 2015	May 5, 2015	$0.0625
	April 14, 2015	May 19, 2015	May 29, 2015	0.0625
	April 14, 2015	June 19, 2015	June 30, 2015	0.0625
	July 14, 2015	July 24, 2015	August 4, 2015	0.0625
	July 14, 2015	August 20, 2015	August 31, 2015	0.0625
	July 14, 2015	September 21, 2015	September 30, 2015	0.0625
	October 13, 2015	October 26, 2015	November 4, 2015	0.0625
	October 13, 2015	November 17, 2015	November 30, 2015	0.0625
	October 13, 2015	December 18, 2015	December 31, 2015	0.0625

		Nine months ended December 31, 2015:		$0.5625

Aggregate distributions to our common stockholders declared quarterly and paid monthly were $17.0 million for both the nine months ended December 31, 2016 and 2015 and were declared based on estimates of Investment Company Taxable Income for each respective fiscal year. We determine the tax characterization of distributions to our common stockholders as of the end of our fiscal year, based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year.

If we determined the tax characterization of our distributions as of December 31, 2016, 100% would be from ordinary income and 0% would be a return of capital. For the nine months ended December 31, 2016, we recorded $1.1 million of net estimated adjustments for permanent book-tax differences to reflect tax character which decreased Capital in excess of par value by $1.1 million, increased Accumulated net realized gain (loss) by $0.1 million and increased Net investment income in excess of distributions by $1.0 million on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2016, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.9 million of the first distributions paid to common stockholders in fiscal year 2017, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2016 and March 31, 2016, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.7 million as of December 31, 2016. There were no aggregate reserves or holdbacks recorded against escrow amounts as of March 31, 2016.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of December 31, 2016 and March 31, 2016 was $0.6 million and $5.1 million, respectively. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of December 31, 2016 and March 31, 2016 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended a guaranty on behalf of one of our portfolio companies. During the nine months ended December 31, 2016 and 2015, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risks to be remote and the fair value of the guaranties as of December 31, 2016 and March 31, 2016 to be immaterial.

As of December 31, 2016, the following guaranty was outstanding:

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

The following table summarizes the principal balances of unused line of credit and other uncalled capital commitments and guaranties as of December 31, 2016 and March 31, 2016, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2016	March 31, 2016
Unused line of credit and other uncalled capital commitments	$3,806	$10,564
Guaranties	2,000	2,279

Total	$5,806	$12,843

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Per Common Share Data:
Net asset value at beginning of period(A)	$9.65	$9.05	$9.22	$9.18
Income from investment operations(B)
Net investment income	0.17	0.15	0.57	0.52
Net realized gain (loss) on sale of investments and other	(0.10)	(0.07)	0.50	(0.15)
Net unrealized appreciation (depreciation) of investments and other	0.29	(0.29)	0.10	(0.30)

Total from investment operations	0.36	(0.21)	1.17	0.07
Effect of equity capital activity(B)
Cash distributions to common stockholders(C)	(0.19)	(0.19)	(0.56)	(0.56)
Shelf registration offering costs	—	—	—	(0.01)
Net dilutive effect of equity offering(D)	—	—	—	(0.03)

Total from equity capital activity	(0.19)	(0.19)	(0.56)	(0.60)
Other, net(B)(E)	—	0.01	(0.01)	0.01

Net asset value at end of period(A)	$9.82	$8.66	$9.82	$8.66

Per common share market value at beginning of period	$8.89	$7.04	$7.02	7.40
Per common share market value at end of period	8.46	7.67	8.46	7.67
Total return(F)	(2.69)%	11.61%	29.35%	11.54%
Common stock outstanding at end of period(A)	30,270,958	30,270,958	30,270,958	30,270,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$297,382	$262,080	$297,382	$262,080
Average net assets(G)	295,460	281,050	292,370	278,939

Senior Securities Data:
Total borrowings, at cost	$48,796	$94,296	$48,796	$94,296
Mandatorily redeemable preferred stock, at liquidation preference	139,150	121,650	139,150	121,650

Ratios/Supplemental Data:
Ratio of net expenses to average net assets — annualized(H)	11.06%	10.58%	10.21%	10.85%
Ratio of net investment income to average net assets — annualized(I)	7.05	6.59	7.81	7.56

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic common share data for the corresponding period.
(C)	The tax character of distributions is based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the nine months ended December 31, 2015, the dilution is the result of issuing common shares in April 2015 at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning to the end of the period, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9 — Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of any voluntary, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any voluntary, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets – annualized would have been 14.06% and 14.27% for the three months ended December 31, 2016 and 2015, respectively, and 13.66% and 14.46% for the nine months ended December 31, 2016 and 2015, respectively.
(I)	Had we not received any voluntary, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets — annualized would have been 4.05% and 2.90% for the three months ended December 31, 2016 and 2015, respectively, and 4.36% and 3.95% for the nine months ended December 31, 2016 and 2015, respectively.

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

We have one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the nine month periods ended December 31, 2016 and 2015. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b) is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Nine Months Ended December 31,
Income Statement	2016	2015
Net sales	$18,086	$20,228
Gross profit	3,435	274
Net profit (loss)	(42)	(4,013)

NOTE 13. SUBSEQUENT EVENTS

Distributions

In January 2017, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share	Dividend per Series D Term Preferred Share
January 20, 2017	January 31, 2017	$0.0625	$0.140625	$0.135417	$0.13020833
February 16, 2017	February 28, 2017	0.0625	0.140625	0.135417	0.13020833
March 22, 2017	March 31, 2017	0.0625	0.140625	0.135417	0.13020833

Total for the Quarter:		$0.1875	$0.421875	$0.406251	$0.39062499

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to our stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow in value over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, depending upon our total assets or available capital at the time of investment. We seek to avoid investments in high-risk, early stage enterprises. We expect that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of December 31, 2016, our investment portfolio was made up of 71.8% in debt securities and 28.2% in equity securities, at cost.

We focus on investing in lower middle market private businesses (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization of $3 million to $20 million) in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the borrower, a public offering of the borrower’s stock or by exercising our right to require the borrower to repurchase our warrants, though there can be no assurance that we will always have these rights. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of lower middle-market companies in the U.S. During the nine months ended December 31, 2016, we invested a total of $25.5 million in one new portfolio company and exited two existing portfolio companies with a combined fair value prior to their sales of $65.3 million resulting in a net reduction of one company from our portfolio, which was comprised of 35 companies as of December 31, 2016. From our initial public offering in June 2005 through December 31, 2016, we have made investments in 44 companies, excluding investments in syndicated loans, for a total of approximately $871 million before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until they are received in cash. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections. As a result, as of December 31, 2016, we had unrecognized success fees of $24.6 million, or $0.81 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

Since inception, we have completed nine buyout liquidity events, which, in the aggregate, have generated $95.5 million in net realized gains and $19.8 million in other income upon exit, for a total increase to our net assets of $115.3 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The nine liquidity events have offset our cumulative realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 56.3% since March 2011, and allowed us to declare and pay a $0.03 per common share special distribution in fiscal year 2012, a $0.05 per common share special distribution in November 2013, and a $0.05 per common share special distribution in December 2014.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to November 2019, and currently have a total commitment amount of $165.0 million (with a potential total commitment of $250.0 million through additional commitments of new or existing lenders). Additionally, we issued approximately 3.8 million shares of common stock for gross proceeds of $28.1 million in March 2015, inclusive of the April 2015 overallotment, 1.6 million shares of our Series C Term Preferred Stock for gross proceeds of $40.3 million in May 2015, and 2.3 million shares of our Series D Term Preferred Stock for gross proceeds of $57.5 million in September 2016. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of the Credit Facility.

Although we were able to access the capital markets historically, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On February 3, 2017, the closing market price of our common stock was $8.86 per share, which represented an 9.8% discount to our net asset value (“NAV”) of $9.82 per share as of December 31, 2016. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibit the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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

Investment Highlights

During the nine months ended December 31, 2016, we received $73.6 million in proceeds from repayments and sales, invested $25.5 million in one new portfolio company, and extended $14.5 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and common equity. From our initial public offering in June 2005 through December 31, 2016, we have made investments in 44 companies, excluding investments in syndicated loans, for a total of approximately $871 million before giving effect to principal repayments and divestitures.

Investment Activity

During the nine months ended December 31, 2016, the following significant transactions occurred:

•	In April 2016, we sold our investment in Acme Cryogenics, Inc. (“Acme”), which resulted in dividend income of $2.8 million and a net realized gain of $18.8 million. In connection with the sale, we received net cash proceeds of $44.6 million, including the repayment of our debt investment of $14.5 million at par and net receivables of $0.6 million, which were recorded within Other assets, net.

•	In May 2016, we invested $25.5 million in The Mountain Corporation (“The Mountain”) through a combination of secured second lien debt and preferred equity. The Mountain, headquartered in Keene, New Hampshire, is a designer and manufacturer of premium quality, bold artwear apparel serving a diverse global customer base.

•	In October 2016, we restructured our investment in D.P.M.S., Inc (“Danco”). As a result of the restructure, we exchanged existing debt with a cost basis of $16.5 million for a new $8.8 million secured first lien term loan, relinquished our preferred equity with a cost basis of $2.5 million, and relinquished a portion of our common equity with a total cost basis of $3. The transaction resulted in a realized loss of $10.2 million.

•	In December 2016, we sold our investment in Behrens Manufacturing, LLC (“Behrens”), which resulted in success fee income of $0.9 million and a net realized gain of $5.8 million. In connection with the sale, we received net cash proceeds of $19.2 million, including the repayment of our debt investment of $10.0 million at par.

Recent Developments

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. After the Series D Term Preferred Stock offering in September 2016, we currently have the ability to issue up to $242.5 million in securities under the registration statement.

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

Credit Facility Amendment

On November 16, 2016, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended on June 26, 2014, with KeyBank National Association, as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. On January 20, 2017, we entered into Amendments No. 3 to the Credit Facility, which clarified a definition in the Company’s performance guaranty under the Credit Facility. Refer to “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of the Credit Facility.

Distributions and Dividends

In January 2017, our Board of Directors declared the following monthly distributions to common stockholders and dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share	Dividend per Series D Term Preferred Share
January 20, 2017	January 31, 2017	$0.0625	$0.140625	$0.135417	$0.13020833
February 16, 2017	February 28, 2017	0.0625	0.140625	0.135417	0.13020833
March 22, 2017	March 31, 2017	0.0625	0.140625	0.135417	0.13020833

Total for the Quarter:		$0.1875	$0.421875	$0.406251	$0.39062499

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2016 to the Three Months Ended December 31, 2015

	For the Three Months Ended December 31,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,707	$11,407	$300	2.6%
Other income	1,667	661	1,006	152.2

Total investment income	13,374	12,068	1,306	10.8

EXPENSES
Base management fee	2,441	2,485	(44)	(1.8)
Loan servicing fee	1,678	1,756	(78)	(4.4)
Incentive fee	1,178	1,159	19	1.6
Administration fee	251	254	(3)	(1.2)
Interest and dividend expense	3,076	3,040	36	1.2
Amortization of deferred financing costs and discounts	546	485	61	12.6
Other	1,213	849	364	42.9

Expenses before credits from Adviser	10,383	10,028	355	3.5
Credits to fees from Adviser	(2,213)	(2,591)	378	(14.6)

Total expenses, net of credits to fees	8,170	7,437	733	9.9

NET INVESTMENT INCOME	5,204	4,631	573	12.4

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(3,140)	(2,076)	(1,064)	51.3
Net realized gain on other	3	—	3	NM
Net unrealized appreciation (depreciation) of investments	8,888	(8,768)	17,656	NM

Net realized and unrealized gain (loss)	5,751	(10,844)	16,595	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$10,955	$(6,213)	$17,168	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.15	$0.02	13.3%

Net increase (decrease) in net assets resulting from operations	$0.36	$(0.21)	$0.57	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 10.8% for the three months ended December 31, 2016, as compared to the prior year period. This increase was primarily due to an increase in other income.

Interest income from our investments in debt securities increased 2.6% for the three months ended December 31, 2016, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2016 and the three months ended December 31, 2015, was $369.4 million and $363.4 million, respectively. This slight increase was primarily due to $18.6 million in new debt investments and $15.5 million in follow-on debt investments to existing portfolio companies originated after December 31, 2015, partially offset by the pay-off or restructure of $46.7 million of debt investments principally related to the exit or restructure of portfolio companies and their impact on the weighted average principal balance when considering timing of new investments, pay-offs, and restructures, as applicable. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.7% and 12.6% for the three months ended December 31, 2016 and 2015, respectively. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At December 31, 2016 and 2015, our loans to one portfolio company, Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $3.2 million and $1.5 million, respectively.

Other income for the three months ended December 31, 2016 increased 152.2% from the prior year period. During the three months ended December 31, 2016, other income primarily consisted of success fee income of $1.2 million and dividend income of $0.4 million. For the three months ended December 31, 2015, other income primarily consisted of $0.6 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of December 31, 2016		Three months ended December 31, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$32,526	6.9%	$786	5.9%
Cambridge Sound Management, Inc.	25,116	5.3	532	4.0
Old World Christmas, Inc.	23,585	5.0	534	4.0
Nth Degree, Inc.	23,401	5.0	425	3.2
Drew Foam Companies, Inc.	22,812	4.8	651	4.9

Subtotal—five largest investments	127,440	27.0	2,928	22.0
Other portfolio companies	344,000	73.0	10,446	78.0

Total investment portfolio	$471,440	100.0%	$13,374	100.0%

	As of December 31, 2015		Three months ended December 31, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.(A)	$33,405	7.1%	$426	3.5%
SOG Specialty Knives & Tools, LLC.	29,143	6.2	670	5.6
Cambridge Sound Management, Inc.	26,817	5.7	498	4.1
Counsel Press, Inc.	26,238	5.6	800	6.6
Frontier Packaging, Inc.	21,456	4.5	592	4.9

Subtotal—five largest investments	137,059	29.1	2,986	24.7
Other portfolio companies	334,643	70.9	9,082	75.3

Total investment portfolio	$471,702	100.0%	$12,068	100.0%

(A)	Investment exited subsequent to December 31, 2015.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, increased by 9.9% during the three months ended December 31, 2016, as compared to the prior year period, primarily as a result of an increase in other expenses, including bad debt expense, and a decrease in voluntary, unconditional, and irrevocable credits from the Adviser.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2016	2015
Average total assets subject to base management fee(A)	$488,200	$497,000
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,441	2,485
Credits to fees from Adviser - other(B)	(535)	(835)

Net base management fee	$1,906	$1,650

Loan servicing fee(B)	$1,678	$1,756
Credits to base management fee - loan servicing fee(B)	(1,678)	(1,756)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,178	$1,159
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$1,178	$1,159

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statements of Operations.

Other expenses increased 42.9% for the three months ended December 31, 2016, as compared to the prior year period, primarily as a result of bad debt expense incurred during the three months ended December 31, 2016, which was partially offset by lower professional fees, including legal and diligence fees, as well as lower tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments

During the three months ended December 31, 2016, we recorded net realized losses on investments of $3.1 million, primarily related to a $10.2 million realized loss from the restructure of Danco, partially offset by a $5.8 million realized gain from the exit of Behrens and a $1.3 million realized gain related to an additional earn-out from Funko, LLC (“Funko”), which was exited in the prior year. These amounts compared to net realized losses of approximately $2.1 million, primarily related to realized losses of $10.5 million and $8.6 million resulting from the restructures of Galaxy Tool Holding Corporation (“Galaxy”) and Tread, respectively, partially offset by a $17.0 million realized gain from the exit of Funko in the prior year period.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2016, we recorded net unrealized appreciation of investments of $8.9 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2016, were as follows:

	Three Months Ended December 31, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Mitchell Rubber Products, Inc.	$—	$4,341	$—	$4,341
Nth Degree, Inc.	—	3,085	—	3,085
Drew Foam Companies, Inc.	—	2,654	—	2,654
Logo Sportswear, Inc.	—	2,537	—	2,537
SBS Industries, LLC	—	2,221	—	2,221
Old World Christmas, Inc.	—	1,442	—	1,442
Meridian Rack & Pinion, Inc.	—	1,411	—	1,411
Funko Acquisition Holdings, LLC	1,250	53	—	1,303
GI Plastek, Inc.	—	1,124	—	1,124
Edge Adhesives Holdings, Inc.	—	999	—	999
Tread Corporation	—	994	—	994
Head Country, Inc.	—	968	—	968
Ginsey Home Solutions, Inc.	—	631	—	631
Counsel Press, Inc.	—	589	—	589
Diligent Delivery Systems	—	429	—	429
Galaxy Tool Holding Corporation	—	281	—	281
Frontier Packaging, Inc.	—	(230)	—	(230)
AquaVenture Holdings Limited	—	(319)	—	(319)
Country Club Enterprises, LLC	—	(538)	—	(538)
Brunswick Bowling Products, Inc.	—	(651)	—	(651)
Jackrabbit, Inc.	—	(680)	—	(680)
D.P.M.S., Inc.	(10,226)	(3,126)	12,601	(751)
Cambridge Sound Management, Inc.	—	(945)	—	(945)
Mathey Investments, Inc.	—	(1,248)	—	(1,248)
Behrens Manufacturing, LLC	5,845	—	(7,491)	(1,646)
SOG Specialty Knives & Tools, LLC	—	(2,833)	—	(2,833)
Schylling, Inc.	—	(4,306)	—	(4,306)
The Mountain Corporation	—	(5,028)	—	(5,028)
Other, net (<$250 Net)	(9)	(77)	—	(86)

Total	$(3,140)	$3,778	$5,110	$5,748

The primary drivers of net unrealized appreciation of $8.9 million for the three months ended December 31, 2016, were the reversal of previously recorded unrealized depreciation related to our investment in Danco upon its restructure and increased performance of several of our portfolio companies, which was partially offset by unrealized depreciation resulting from the reversal of previously recorded unrealized appreciation related to the exit of our investment in Behrens and a decrease in performance of several of our portfolio companies.

During the three months ended December 31, 2015, we recorded net unrealized depreciation on investments of $8.8 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2015, were as follows:

	Three Months Ended December 31, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized (Appreciation) Depreciation	Net (Loss) Gain
Old World Christmas, Inc.	$—	$4,371	$—	$4,371
Acme Cryogenics, Inc.	—	4,074	—	4,074
Brunswick Bowling Products, Inc.	—	3,942	—	3,942
Country Club Enterprises, LLC	—	2,053	—	2,053
D.P.M.S., Inc.	—	1,808	—	1,808
Schylling, Inc.	—	1,691	—	1,691
Jackrabbit, Inc.	—	1,616	—	1,616
Funko, LLC	17,000	—	(16,009)	991
Behrens Manufacturing, LLC	—	958	—	958
Frontier Packaging, Inc.	—	333	—	333
Logo Sportswear, Inc.	—	(345)	—	(345)
Meridian Rack & Pinion, Inc.	—	(362)	—	(362)
GI Plastek, Inc.	—	(539)	—	(539)
Alloy Die Casting Co.	—	(540)	—	(540)
B-Dry, LLC	—	(814)	—	(814)
Precision Southeast, Inc.	—	(815)	—	(815)
Counsel Press, Inc.	—	(1,370)	—	(1,370)
Cambridge Sound Management, Inc.	—	(1,401)	—	(1,401)
SBS Industries, LLC	—	(1,520)	—	(1,520)
Tread Corporation	(8,628)	942	6,086	(1,600)
Ginsey Home Solutions, Inc.	—	(2,076)	—	(2,076)
SOG Specialty Knives & Tools, LLC	—	(2,712)	—	(2,712)
Mathey Investments, Inc.	—	(3,503)	—	(3,503)
Mitchell Rubber Products, Inc.	—	(3,599)	—	(3,599)
Head Country, Inc.	—	(4,255)	—	(4,255)
Galaxy Tool Holding Corporation	(10,529)	720	2,761	(7,048)
Other, net (<$250 Net)	81	(263)	—	(182)

Total	$(2,076)	$(1,606)	$(7,162)	$(10,844)

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

Across our entire investment portfolio, we recorded $12.3 million of net unrealized appreciation on our debt positions and $3.4 million of net unrealized depreciation on our equity holdings for the three months ended December 31, 2016. At December 31, 2016, the fair value of our investment portfolio was less than our cost basis by $27.5 million, as compared to $36.4 million at September 30, 2016, representing net unrealized appreciation of $8.9 million for the three months ended December 31, 2016. Our entire portfolio had a fair value of 94.5% of cost as of December 31, 2016.

Comparison of the Nine Months Ended December 31, 2016 to the Nine Months Ended December 31, 2015

	For the Nine Months Ended December 31,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income	$35,065	$34,737	$328	0.9%
Other income	4,446	3,777	669	17.7

Total investment income	39,511	38,514	997	2.6

EXPENSES
Base management fee	7,439	7,448	(9)	(0.1)
Loan servicing fee	5,081	5,022	59	1.2
Incentive fee	3,427	3,955	(528)	(13.4)
Administration fee	825	879	(54)	(6.1)
Interest and dividend expense	9,180	9,017	163	1.8
Amortization of deferred financing costs and discounts	1,508	1,428	80	5.6
Other	2,490	2,511	(21)	(0.8)

Expenses before credits from Adviser	29,950	30,260	(310)	(1.0)
Credits to fees from Adviser	(7,567)	(7,563)	(4)	0.1

Total expenses, net of credits to fees	22,383	22,697	(314)	(1.4)

NET INVESTMENT INCOME	17,128	15,817	1,311	8.3

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	15,484	(4,617)	20,101	NM
Net realized loss on other	(254)	—	(254)	NM
Net unrealized appreciation (depreciation) of investments	2,954	(8,964)	11,918	NM
Net unrealized appreciation of other	75	—	75	NM

Net realized and unrealized gain (loss)	18,259	(13,581)	31,840	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$35,387	$2,236	$33,151	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.57	$0.52	$0.05	9.6%

Net increase in net assets resulting from operations	$1.17	$0.07	$1.10	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 2.6% for the nine months ended December 31, 2016, as compared to the prior year period. This increase was primarily due to an increase in other income for the nine months ended December 31, 2016, as compared to the prior year period.

Interest income from our investments in debt securities remained relatively flat for the nine months ended December 31, 2016, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2016, was $370.8 million, compared to $366.7 million for the prior year period. This slight increase was primarily due to $18.6 million in new debt investments and $15.5 million in follow-on debt investments to existing portfolio companies originated after December 31, 2015, partially offset by the pay-off or restructure of $46.7 million of debt investments principally related to the exit or restructure of portfolio companies and their impact on the weighted average principal balance when considering timing of new investments, pay-offs, and restructures, as applicable. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% for both the nine months ended December 31, 2016 and 2015. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At December 31, 2016 and 2015, our loans to one portfolio company, Tread, were on non-accrual status, with an aggregate debt cost basis of $3.2 million and $1.5 million, respectively.

Other income for the nine months ended December 31, 2016 increased 17.7% from the prior year period. During the nine months ended December 31, 2016, other income primarily consisted of $3.2 million of dividend income and $1.2 million of success fee income. For the nine months ended December 31, 2015, other income primarily consisted of $2.3 million of dividend income and $1.4 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments based on fair value during the respective periods:

	As of December 31, 2016		Nine months ended December 31, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$32,526	6.9%	$2,349	6.0%
Cambridge Sound Management, Inc.	25,116	5.3	1,545	3.9
Old World Christmas, Inc.	23,585	5.0	1,596	4.0
Nth Degree, Inc.	23,401	5.0	1,269	3.2
Drew Foam Companies, Inc.	22,812	4.8	1,331	3.4

Subtotal—five largest investments	127,440	27.0	8,090	20.5
Other portfolio companies	344,000	73.0	31,420	79.5

Total investment portfolio	$471,440	100.0%	$39,510	100.0%

	As of December 31, 2015		Nine months ended December 31, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.(A)	$33,405	7.1%	$1,274	3.3%
SOG Specialty Knives & Tools, LLC	29,143	6.2	2,002	5.2
Cambridge Sound Management, Inc.	26,817	5.7	1,490	3.9
Counsel Press, Inc.	26,238	5.6	2,394	6.2
Frontier Packaging, Inc.	21,456	4.5	1,303	3.4

Subtotal—five largest investments	137,059	29.1	8,463	22.0
Other portfolio companies	334,643	70.9	30,051	78.0

Total investment portfolio	$471,702	100.0%	$38,514	100.0%

(A)	Investment exited subsequent to December 31, 2015.

Expenses

Total expenses, net of any voluntary, unconditional, and irrevocable credits from the Adviser, decreased by 1.4% during the nine months ended December 31, 2016, as compared to the prior year period, primarily as a result of a decrease in the incentive fee, partially offset by an increase in interest and dividend expense.

The incentive fee decreased for the nine months ended December 31, 2016, as compared to the prior year period, as the increase in net investment income over the respective periods was more than offset by the impact of the increase in net assets, which drives the hurdle rate, over the same period.

The base management fee, loan servicing fee, incentive fee, and their related voluntary, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2016	2015
Average total assets subject to base management fee(A)	$495,900	$496,500
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	7,439	7,448
Credits to fees from Adviser - other(B)	(2,486)	(2,541)

Net base management fee	$4,953	$4,907

Loan servicing fee(B)	$5,081	$5,022
Credits to base management fee - loan servicing fee(B)	(5,081)	(5,022)

Net loan servicing fee	$—	$—

Incentive fee(B)	$3,427	$3,955
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$3,427	$3,955

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statements of Operations.

Interest and dividend expense increased 1.8% during the nine months ended December 31, 2016, as compared to the prior year period, primarily due to dividends paid related to our Series C Term Preferred Stock issued in May 2015 and our Series D Term Preferred Stock issued in September 2016, partially offset by the decrease in dividends paid related to the redemption of our Series A Term Preferred Stock in September 2016 and lower costs of borrowings on the Credit Facility, as the increase in the effective interest rate was more than offset by the decrease in average borrowings outstanding. Interest expense decreased $0.4 million from the prior year period, as the weighted average balance outstanding on the Credit Facility during the nine months ended December 31, 2016 was $71.5 million as compared to $96.2 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the nine months ended December 31, 2016 was 4.6%, as compared to 4.0% in the prior year period. Dividends on mandatorily redeemable preferred stock increased $0.5 million from the prior year period, during which the Series C Term Preferred Stock was newly issued and only outstanding for a portion of the period, and the Series D Term Preferred Stock had not yet been issued, partially offset by the Series A Term Preferred Stock redemption in September 2016.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the nine months ended December 31, 2016, we recorded net realized gains on investments of $15.5 million, primarily related to a $18.8 million realized gain from the exit of Acme, a $5.8 million realized gain from the exit of Behrens, and a $1.3 million realized gain related to an additional earn-out from Funko, which was exited in the prior year, partially offset by a $10.2 million realized loss from the restructure of Danco, compared to net realized losses of $4.6 million during the prior year period primarily related to realized losses from the restructures of Galaxy, NDLI, Inc. (“NDLI”), and Tread of $10.5 million, $2.8 million, and $8.6 million, respectively, partially offset by a realized gain of $17.0 million related to the sale of Funko.

Net Realized Loss on Other

During the nine months ended December 31, 2016, we recorded a net realized loss on other of $0.3 million, of which $0.2 million related to the redemption of our Series A Term Preferred Stock in September 2016 and $0.1 million related to the expiration of our interest rate cap agreement in April 2016. There were no realized gains or losses on other during the nine months ended December 31, 2015.

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended December 31, 2016, we recorded net unrealized appreciation of investments of $3.0 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2016, were as follows:

	Nine Months Ended December 31, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Mitchell Rubber Products, Inc.	$—	$10,107	$—	$10,107
Galaxy Tool Holding Corporation	—	9,238	—	9,238
Logo Sportswear, Inc.	—	5,451	—	5,451
Head Country, Inc.	—	5,208	—	5,208
Brunswick Bowling Products, Inc.	—	3,968	—	3,968
Old World Christmas, Inc.	—	3,656	—	3,656
Counsel Press, Inc.	—	3,627	—	3,627
Drew Foam Companies, Inc.	—	2,857	—	2,857
Nth Degree, Inc.	—	2,399	—	2,399
GI Plastek, Inc.	—	1,744	—	1,744
Ginsey Home Solutions, Inc.	—	1,700	—	1,700
Edge Adhesives Holdings, Inc.	—	1,239	—	1,239
Funko Acquisition Holdings, LLC	1,086	97	—	1,183
Meridian Rack & Pinion, Inc.	—	1,017	—	1,017
Jackrabbit, Inc.	—	649	—	649
Diligent Delivery Systems	—	575	—	575
Behrens Manufacturing, LLC	5,845	1,820	(7,491)	174
AquaVenture Holdings Limited	—	(319)	—	(319)
Tread Corporation	—	(342)	—	(342)
Alloy Die Casting Co.	—	(385)	—	(385)
Frontier Packaging, Inc.	—	(1,099)	—	(1,099)
Acme Cryogenics, Inc.	18,826	—	(21,216)	(2,390)
Mathey Investments, Inc.	—	(2,653)	—	(2,653)
D.P.M.S., Inc.	(10,226)	(5,354)	12,601	(2,979)
Cambridge Sound Management, Inc.	—	(3,719)	—	(3,719)
Precision Southeast, Inc.	—	(3,879)	—	(3,879)
Schylling, Inc.	—	(4,103)	—	(4,103)
The Mountain Corporation	—	(6,900)	—	(6,900)
SOG Specialty Knives & Tools, LLC	—	(7,747)	—	(7,747)
Other, net (<$250 Net)	(47)	208	—	161

Total	$15,484	$19,060	$(16,106)	$18,438

The primary drivers of net unrealized appreciation of $3.0 million for the nine months ended December 31, 2016, were the reversal of previously recorded unrealized depreciation related to our investment in Danco upon its restructure and increased performance of several of our portfolio companies, which were partially offset by unrealized depreciation resulting from the reversal of previously recorded unrealized appreciation related to the exit of our investments in Acme and Behrens and a decrease in performance of several of our portfolio companies.

During the nine months ended December 31, 2015, we recorded net unrealized depreciation on investments of $9.0 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2015, were as follows:

	Nine months Ended December 31, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized (Depreciation) Appreciation	Reversal of Unrealized (Appreciation) Depreciation	Net (Loss) Gain
Acme Cryogenics, Inc.	$—	$10,386	$—	$10,386
D.P.M.S., Inc.	—	7,849	—	7,849
Frontier Packaging, Inc.	—	5,774	—	5,774
Cambridge Sound Management, Inc.	—	4,619	—	4,619
Brunswick Bowling Products, Inc.	—	2,868	—	2,868
Behrens Manufacturing, Inc.	—	2,803	—	2,803
Funko, LLC	17,000	1,806	(16,009)	2,797
Drew Foam Companies, Inc.	—	2,550	—	2,550
Schylling, Inc.	—	1,691	—	1,691
Precision Southeast, Inc.	—	1,205	—	1,205
Country Club Enterprises, LLC	—	1,059	—	1,059
Tread Corporation	(8,628)	3,500	6,086	958
Jackrabbit, Inc.	—	685	—	685
NDLI, Inc.	(2,791)	(50)	3,480	639
Quench Holdings Corp.	—	(412)	—	(412)
GI Plastek, Inc.	—	(539)	—	(539)
B-Dry, LLC	—	(1,072)	—	(1,072)
Cavert II Holding Corp.	—	63	(1,483)	(1,420)
Old World Christmas, Inc.	—	(2,287)	—	(2,287)
SOG Specialty Knives & Tools, LLC	—	(2,708)	—	(2,708)
Ginsey Home Solutions, Inc.	—	(2,738)	—	(2,738)
SBS Industries, LLC	—	(2,810)	—	(2,810)
Mitchell Rubber Products, Inc.	—	(3,307)	—	(3,307)
Meridian Rack & Pinion, Inc.	—	(3,673)	—	(3,673)
Edge Adhesives Holdings, Inc.	—	(3,796)	9	(3,787)
Head Country, Inc.	—	(3,931)	—	(3,931)
Mathey Investments, Inc.	—	(4,283)	—	(4,283)
B+T Group Acquisition, Inc.	—	(4,541)	—	(4,541)
Counsel Press, Inc.	—	(4,707)	—	(4,707)
Alloy Die Casting Co.	—	(4,916)	—	(4,916)
Galaxy Tool Holding Corporation	(10,529)	(4,536)	2,762	(12,303)
Other, net (<$250 Net)	331	(251)	(110)	(30)

Total	$(4,617)	$(3,699)	$(5,265)	$(13,581)

The primary driver of net unrealized depreciation of $9.0 million for the nine months ended December 31, 2015, was the reversal of $17.5 million of previously recorded unrealized appreciation on our investments in Cavert II Holding Corp. and Funko upon their exits, as well as a decline in the performance of certain portfolio companies. This unrealized depreciation was partially offset by the reversal of $12.3 million of previously recorded unrealized depreciation on our investments in Galaxy, NDLI, and Tread upon their restructure and increased performance by several of our portfolio companies, and, to a lesser extent, an increase in certain comparable multiples used to estimate the fair value of our investments.

Across our entire investment portfolio, we recorded $13.2 million of net unrealized appreciation on our debt positions and $10.2 million of net unrealized depreciation on our equity holdings for the nine months ended December 31, 2016. At December 31, 2016, the fair value of our investment portfolio was less than our cost basis by $27.5 million, as compared to $30.5 million at March 31, 2016, representing net unrealized appreciation of $3.0 million for the nine months ended December 31, 2016. Our entire portfolio had a fair value of 94.5% of cost as of December 31, 2016.

Net Unrealized Appreciation on Other

During the nine months ended December 31, 2016, we recorded net unrealized appreciation on other of $75 due to the reversal of previously recorded depreciation upon the expiration of our interest rate cap agreement in April 2016. There was no net unrealized appreciation or depreciation on other during the nine months ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2016 was $53.9 million, as compared to $5.4 million for the nine months ended December 31, 2015. This change was primarily due to an increase in repayments and net proceeds from the sale of investments, as well as a decrease in the purchase of investments period over period. Purchases of investments were $31.2 million during the nine months ended December 31, 2016 compared to $60.3 million during the nine months ended December 31, 2015. Repayments and net proceeds from the sale of investments totaled $63.7 million during the nine months ended December 31, 2016 compared to $41.2 million during the nine months ended December 31, 2015.

As of December 31, 2016, we had equity investments in or loans to 35 portfolio companies with an aggregate cost basis of $499.0 million. As of December 31, 2015, we had equity investments in or loans to 36 portfolio companies with an aggregate cost basis of $519.9 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,
	2016	2015
Beginning investment portfolio, at fair value	$487,656	$466,053
New investments	25,500	55,436
Disbursements to existing portfolio companies	5,686	4,885
Scheduled principal repayments	—	(3,440)
Unscheduled principal repayments	(26,886)	(17,443)
Net proceeds from sales of investments	(36,788)	(20,336)
Net realized gain (loss) on investments	13,318	(4,489)
Net unrealized appreciation (depreciation) of investments	19,060	(3,699)
Reversal of net unrealized appreciation of investments	(16,106)	(5,265)

Ending investment portfolio, at fair value	$471,440	$471,702

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2016:

		Amount
For the remaining three months ending March 31:	2017	$—
For the fiscal years ending March 31:	2018	67,190
	2019	76,691
	2020	95,608
	2021	75,515
	Thereafter	43,397

	Total contractual repayments	$358,401
	Investments in equity securities	140,554

	Total cost basis of investments held as of December 31, 2016:	$498,955

Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2016 was $54.4 million, which consisted primarily of $51.3 million of net repayments on the Credit Facility, $17.0 million in distributions to common stockholders, and the redemption of our Series A Term Preferred Stock in September 2016 of $40.0 million, partially offset by net proceeds from the issuance of our Series D Term Preferred Stock of $55.4 million in September 2016. Net cash used in financing activities for the nine months ended December 31, 2015 was approximately $4.6 million, which consisted primarily of $29.6 million of net repayments on the Credit Facility and $17.0 million in distributions to common stockholders, partially offset by $38.5 million of net proceeds from the issuance of our Series C Term Preferred Stock in May 2015 and $3.4 million of net proceeds from the issuance of common shares in April 2015.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.0625 per common share for each of the nine months from April 2016 through December 2016. Our Board of Directors declared these distributions based on estimates of Investment Company Taxable Income for the fiscal year ending March 31, 2017.

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

For the year ended March 31, 2016, distributions to common stockholders totaled $22.7 million, which was less than our taxable income for the same year, when also considering prior spillover amounts under Section 855(a) of the Code. At March 31, 2016, we elected to treat $6.9 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.7 million adjustment for estimated permanent book-tax differences, which decreased Capital in excess of par value and Accumulated net realized loss and increased Net investment income in excess of distributions as of March 31, 2016. As of December 31, 2016, we recorded a $1.1 million adjustment for estimated permanent book-tax differences, which decreased Capital in excess of par value, and increased Accumulated net realized gain (loss) and Net investment income in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.1484375 per share to holders of our Series A Term Preferred Stock for each of the six months from April 2016 through September 2016; (ii) $0.140625 per share to holders of our Series B Term Preferred Stock; and (iii) $0.135417 per share to holders of our Series C Term Preferred Stock for each of the nine months from April 2016 through December 2016. Our Board of Directors also declared and we paid a combined dividend for the pro-rated period from and including the issuance date, September 26, 2016, to and including September 30, 2016 and the full month of October 2016, which totaled $0.15190972 per share, to the holders of our Series D Term Preferred Stock and monthly cash dividends of $0.13020833 per share to holders of our Series D Term Preferred Stock for each of November and December 2016.

In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Our plan agent purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

Equity

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common or preferred stock, including through concurrent, separate offerings of such securities. After the Series D Term Preferred Stock offering in September 2016, we currently have the ability to issue up to $242.5 million in securities under the registration statement.

Common Stock

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has predominantly since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors, and meeting other stated requirements. On February 3, 2017, the closing market price of our common stock was $8.86 per share, representing an 9.8% discount to our NAV of $9.82 per share as of December 31, 2016. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2016 Annual Meeting of Stockholders held on August 4, 2016, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1,600,000 shares of our Series A Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.0 million, a portion of which was used to repay borrowings under the Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. Total underwriting discounts and offering costs related to this offering were $2.0 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and which, prior to the redemption in September 2016, were amortized over the period ending February 28, 2017, the mandatory redemption date.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series B, C, and D Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series B, C, and D Term Preferred Stock) as of December 31, 2016 was 252.1%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Credit Facility

On November 16, 2016, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended on June 26, 2014, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to November 15, 2019, and if not renewed or extended by such date, all principal and interest will be due and payable on or before November 15, 2021 (two years after the revolving period end date). The amended Credit Facility provides two one-year extension options that may be exercised on or before the first and second anniversary of the November 16, 2016 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was changed from $185.0 million to $165.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $250.0 million through additional commitments of existing or new lenders. Advances under the Credit Facility generally bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum until November 15, 2019, with the margin then increasing to 3.40% for the period from November 15, 2019 to November 15, 2020, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee of 0.50% per annum on the portion of the total unused commitment amount that is less than or equal to 45.0% of the total commitment amount and 0.80% per annum on the total unused commitment amount that is greater than 45.0%. We incurred fees of approximately $1.4 million in connection with this amendment.

Interest is payable monthly during the term of the Credit Facility. Available borrowings are subject to various constraints and applicable advance rates, which are generally based on the size, characteristics, and quality of the collateral pledged by Business Investment. The Credit Facility also requires that any interest and principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to shareholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $200.0 million or $200.0 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after June 26, 2014, which equates to $263.6 million as of December 31, 2016, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2016, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $430.3 million, an asset coverage ratio on our senior securities representing indebtedness of 939.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2016, we had availability, after adjustments for various constraints based on collateral quality, of $106.9 million under the Credit Facility and were in compliance with all covenants under the Credit Facility. On January 20, 2017, we entered into Amendments No. 3 to the Credit Facility, which changed the definition of minimum net worth in the Company’s performance guaranty under the Credit Facility to the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus any equity or subordinated debt redeemed or retired after November 16, 2016.

In July 2013, pursuant to the terms of the then effective revolving line of credit, we entered into an interest rate cap agreement with KeyBank effective October 2013 for a notional amount of $45.0 million. The interest rate cap agreement expired in April 2016. Prior to its expiration in April 2016, the agreement effectively limited the interest rate on a portion of our borrowings under the then effective revolving line of credit. We incurred a premium fee of $75 in conjunction with this agreement, which was recorded in Net realized loss on other on our accompanying Consolidated Statements of Operations during the nine months ended December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally recognize success fees as income when the payment has been received. As a result, as of December 31, 2016, we had off-balance sheet success fee receivables of $24.6 million (or $0.81 per common share) on our accruing debt investments that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of such collections.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit and other uncalled capital commitments as of December 31, 2016 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $2.0 million of obligations of Country Club Enterprises, LLC (“CCE”). The guaranty expires in February 2017, unless renewed. As of December 31, 2016, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of December 31, 2016, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$43,700	$—	$—	$43,700	$—
Mandatorily redeemable preferred stock	139,150	—	—	41,400	97,750
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	66,110	11,862	23,724	23,058	7,466

Total	$254,056	$11,862	$23,724	$113,254	$105,216

(A)	Excludes unused line of credit commitments, uncalled capital commitments and guaranties to our portfolio companies in the aggregate principal amount of $5.8 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolver period end date due to the revolving nature of the facility.
(C)	Includes interest payments due on the Credit Facility, secured borrowing, and dividend obligations on each series of our mandatorily redeemable term preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2016. Dividend payments on our mandatorily redeemable term preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of December 31, 2016 and March 31, 2016:

Rating	December 31, 2016	March 31, 2016
Highest	10.0	10.0
Average	6.0	6.0
Weighted Average	6.4	6.2
Lowest	3.0	3.0

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

In an effort to limit certain federal excise taxes imposed on RICs, we currently intend to distribute to our stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward capital losses incurred in taxable years beginning after March 31, 2011, for an unlimited period. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the Treasury regulations applicable to pre-enactment capital loss carryforwards. Our capital loss carryforward balance was $0 and $13.6 million as of December 31, 2016 and March 31, 2016, respectively.

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

The primary risk we believe we are exposed to is interest rate risk. Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds, such as under the Credit Facility, and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of debt and equity capital to finance our investing activities. We may use interest rate risk management techniques to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of December 31, 2016, our portfolio consisted of the following breakdown based on total principal balance of all outstanding debt investments:

91.1%	Variable rates with a floor
8.9	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the three and nine months ended December 31, 2016 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on May 17, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Julia Ryan
Chief Financial Officer and Treasurer

Date: February 6, 2017

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.1.b	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.1.c	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.1.d	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 99.D to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.3	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

4.4	Specimen 6.25% Series D Cumulative Term Preferred Stock Certificate incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

10.1.a	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated November 16, 2016, by and among Gladstone Business Investment, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as lender, managing agent and administrative agent, Alostar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, as lenders and managing agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 811-23191), filed November 17, 2016.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.