Form 10-Q
period 2017-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2017-08-01
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 31, 2017, was 32,526,223.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	March 31,
	2017	2017
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $206,948 and $225,046, respectively)	$207,184	$223,451
Affiliate investments (Cost of $280,558 and $278,811, respectively)	266,169	262,086
Control investments (Cost of $21,312 and $21,312 respectively)	13,417	16,042

Total investments at fair value (Cost of $508,818 and $525,169, respectively)	486,770	501,579
Cash and cash equivalents	6,100	2,868
Restricted cash and cash equivalents	596	1,231
Interest receivable	1,616	2,305
Due from custodian	2,673	2,238
Deferred financing costs, net	1,491	1,588
Other assets, net	1,102	3,386

TOTAL ASSETS	$500,348	$515,195

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $34,000 and $69,700, respectively)	$34,000	$69,700
Secured borrowing	5,096	5,096

Total borrowings	39,096	74,796
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 6,356,000 shares authorized; 5,566,000 shares issued and outstanding, net	135,030	134,835
Accounts payable and accrued expenses	1,084	578
Fees due to Adviser(A)	1,962	1,671
Fee due to Administrator(A)	307	296
Other liabilities	1,634	1,937

TOTAL LIABILITIES	$179,113	$214,113

Commitments and contingencies(B)
NET ASSETS	$321,235	$301,082

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,526,223 and 30,270,958 shares issued and outstanding, respectively	33	$30
Capital in excess of par value	330,012	310,332
Cumulative net unrealized depreciation of investments	(22,048)	(23,590)
Net investment income in excess of distributions	6,997	7,283
Accumulated net realized gain	6,241	7,027

TOTAL NET ASSETS	$321,235	$301,082

NET ASSET VALUE PER SHARE AT END OF PERIOD	$9.88	$9.95

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2017	2016
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$4,466	$4,505
Affiliate investments	6,072	6,914
Control investments	206	209
Cash and cash equivalents	2	—

Total interest income	10,746	11,628
Other income:
Non-Control/Non-Affiliate investments	2,009	15
Affiliate investments	865	2,750

Total other income	2,874	2,765

Total investment income	13,620	14,393

EXPENSES
Base management fee(A)	2,516	2,509
Loan servicing fee(A)	1,564	1,681
Incentive fee(A)	1,172	1,700
Administration fee(A)	307	299
Interest expense on borrowings	729	971
Dividends on mandatorily redeemable preferred stock	2,251	2,065
Amortization of deferred financing costs and discounts	367	481
Professional fees	319	192
Other general and administrative expenses	1,072	201

Expenses before credits from Adviser	10,297	10,099

Credits to base management fee — loan servicing fee(A)	(1,564)	(1,681)
Credits to fees from Adviser — other(A)	(548)	(837)

Total expenses, net of credits to fees	8,185	7,581

NET INVESTMENT INCOME	$5,435	$6,812

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	941	(153)
Affiliate investments	224	18,789
Control investments	—	(1)
Other	—	(75)

Total net realized gain	1,165	18,560
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	1,831	7,217
Affiliate investments	2,335	(15,949)
Control investments	(2,625)	7,819
Other	—	75

Total net unrealized appreciation (depreciation)	1,541	(838)

Net realized and unrealized gain	2,706	17,722

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,141	$24,534

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.23

Net increase in net assets resulting from operations	$0.26	$0.81

Distributions	$0.25	$0.19

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	31,474,284	30,270,958

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2017	2016
OPERATIONS
Net investment income	$5,435	$6,812
Net realized gain on investments	1,165	18,635
Net realized loss on other	—	(75)
Net unrealized appreciation (depreciation) of investments	1,541	(913)
Net unrealized appreciation of other	—	75

Net increase in net assets from operations	8,141	24,534

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(6,091)	(5,676)
Distributions to common stockholders from realized gains	(1,951)	—

Net decrease in net assets from distributions	(8,042)	(5,676)

CAPITAL ACTIVITY
Issuance of common stock	21,154	—
Discounts, commissions, and offering costs for issuance of common stock	(1,100)	—

Net increase in net assets from capital activity	20,054	—

TOTAL INCREASE IN NET ASSETS	20,153	18,858
NET ASSETS, BEGINNING OF PERIOD	301,082	279,022

NET ASSETS, END OF PERIOD	$321,235	$297,880

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$8,141	$24,534
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(2,148)	(28,976)
Principal repayments of investments	13,660	15,411
Net proceeds from the sale of investments	5,797	27,531
Net realized gain on investments	(1,176)	(18,654)
Net realized loss on other	—	75
Net unrealized (appreciation) depreciation of investments	(1,541)	913
Net unrealized appreciation of other	—	(75)
Amortization of premiums, discounts, and acquisition costs, net	(2)	—
Amortization of deferred financing costs and discounts	367	481
Bad debt expense, net of recoveries	539	(18)
Changes in assets and liabilities:
Decrease (increase) in restricted cash and cash equivalents	635	(277)
Decrease (increase) in interest receivable	235	24
(Increase) decrease in due from custodian	(435)	489
Decrease (increase) in other assets, net	2,292	157
Increase (decrease) in accounts payable and accrued expenses	498	(226)
Increase in fees due to Adviser(A)	291	199
Increase (decrease) in fee due to Administrator(A)	11	(12)
(Decrease) increase in other liabilities	(185)	327

Net cash provided by operating activities	26,979	21,903

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	21,154	—
Discounts, commissions, and offering costs for issuance of common stock	(1,084)	—
Proceeds from line of credit	9,400	31,100
Repayments on line of credit	(45,100)	(46,500)
Deferred financing and offering costs	(75)	(75)
Distributions paid to common stockholders	(8,042)	(5,676)

Net cash used in financing activities	(23,747)	(21,151)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,232	752
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,868	4,481

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,100	$5,233

CASH PAID FOR INTEREST	$626	$913

NON-CASH ACTIVITIES(B)	$9,379	$—

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	2017: Significant non-cash operating activities consisted principally of the following transaction:

In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) was merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal		Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
AquaVenture Holdings Limited	Utilities	Common Stock (83,453 shares)(C)(S)	$		$1,375	$1,271

					1,375	1,271
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $100 available (1.5% (0.8% Unused Fee), Due 12/2018)(L)		4,550	4,550	4,320
		Secured First Lien Term Debt (1.5%, Due 12/2019)(L)		6,443	6,443	—
		Secured First Lien Term Debt (1.5%, Due 12/2019)(L)		840	840	—
		Preferred Stock (2,500 shares)(C)(L)			2,516	—
		Common Stock (2,500 shares)(C)(L)			300	—

					14,649	4,320
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $500 available (13.0% (1.0% Unused Fee), Due 3/2018)(L)		—	—	—
		Secured First Lien Term Debt (13.0%, Due 3/2020)(L)		18,000	18,000	18,000
		Secured First Lien Term Debt (14.2%, Due 3/2020)(L)		5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(L)			6,995	4,934

					30,495	28,434
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2018)(L)		4,000	4,000	4,000
		Preferred Stock (7,304,792 shares)(C)(L)			7,725	2,037
		Guaranty ($2,000)(D)			—	—

					11,725	6,037
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 11/2022)(K)		13,000	12,901	13,406
		Common Stock Warrants (8% ownership)(C)(L)			500	2,700

					13,401	16,106
Drew Foam Companies, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)		9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(L)			3,375	3,955
		Common Stock (5,372 shares)(C)(L)			63	11,743

					13,351	25,611

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2019)(L)		9,500	9,500	9,500
		Preferred Stock (1,373 shares)(C)(L)			1,373	1,429
		Common Stock (152 shares)(C)(L)			152	8,075

					11,025	19,004
Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Preferred Stock (260 units)(C)(L)			167	245
		Common Stock (975 units)(C)(L)			—	—

					167	245
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2021)(H)(L)		13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(L)			9,583	6,991
		Common Stock (63,747 shares)(C)(L)			8	—

					22,891	20,291
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)		11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(L)			3,556	2,163
		Common Stock (548 shares)(C)(L)			94	—

					14,650	13,163
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.7%, Due 12/2020)(L)		13,290	13,290	13,290
		Preferred Stock (5,660 units)(C)(L)			5,660	16,270

					18,950	29,560
SBS Industries, LLC	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Line of Credit, $1,500 available (10.0% (1.0% Unused Fee), Due 6/2018)(L)		—	—	—
		Secured First Lien Term Debt (14.0%, Due 6/2020)(L)		19,957	19,957	19,957
		Preferred Stock (27,705 shares)(C)(L)			2,772	1,449
		Common Stock (221,500 shares)(C)(L)			222	—

					22,951	21,406

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
Schylling, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(L)		4,000	—

				17,081	13,081
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(L)	5,000	5,000	5,000
		Preferred Stock (1,499 shares)(C)(L)		1,499	439
		Common Stock (600 shares)(C)(L)		1	—

				6,500	5,439
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $634 available (12.5%, Due 2/2018)(G)(L)	3,216	3,216	3,216
		Preferred Stock (12,998,639 shares)(C)(L)		3,768	—
		Common Stock (10,089,048 shares)(C)(L)		753	—

				7,737	3,216

Total Non-Control/Non-Affiliate Investments (represents 42.6% of total investments at fair value)				$206,948	$207,184

AFFILIATE INVESTMENTS(O):
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(G)(K)	$12,215	$12,215	$8,551
		Secured First Lien Term Debt (13.5%, Due 10/2018)(G)(K)	175	175	123
		Secured First Lien Term Debt (Due 10/2018)(K)(R)	910	910	641
		Preferred Stock (5,114 shares)(C)(L)		5,114	—
		Common Stock (630 shares)(C)(L)		41	—

				18,455	9,315
Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(L)	11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(L)		4,943	7,582

				16,250	18,889
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(L)		4,196	3,204

				18,196	17,204

Cambridge Sound Management, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured Second Lien Term Debt (13.0%, Due 8/2021)(L)	16,000	16,000	16,000
		Preferred Stock (4,500 shares)(C)(L)		4,500	17,233

				20,500	33,233
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(L)		1,841	—
		Common Stock (2,319,184 shares)(C)(L)		—	—

				1,841	—
D.P.M.S., Inc.	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (10.0%, Due 10/2021)(I)(L)	8,795	8,795	6,871
		Common Stock (627 shares)(C)(L)		1	—

				8,796	6,871
Edge Adhesives Holdings, Inc.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	8,463
		Secured First Lien Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,196
		Preferred Stock (3,774 units)(C)(L)		3,774	—

				15,474	10,659
GI Plastek, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.3%, Due 7/2020)(L)	15,000	15,000	15,000
		Preferred Stock (5,150 units)(C)(L)		5,150	3,904

				20,150	18,904

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
Head Country, Inc.	Beverage, Food and Tobacco	Secured First Lien Term Debt (12.5%, Due 2/2019)(L)	$9,050	$9,050	$9,050
		Preferred Stock (4,000 shares)(C)(L)		4,000	4,255

				13,050	13,305
JR Hobbs, Co. – Atlanta, LLC	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $50 available (10.0% (1.0% Unused Fee), Due 2/2018)(L)	3,950	3,950	3,950
		Secured First Lien Term Debt (13.0%, Due 2/2022)(L)	21,000	21,000	21,000
		Preferred Stock (5,920 shares)(C)(L)		5,920	6,355

				30,870	31,305
Logo Sportswear, Inc.	Textiles and Leather	Secured First Lien Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200
		Preferred Stock (1,550 shares)(C)(L)		1,550	12,037

				10,750	21,237
Meridian Rack & Pinion, Inc.(M)	Automobile	Secured First Lien Term Debt (13.5%, Due 12/2018)(K)	9,660	9,660	8,694
		Preferred Stock (3,381 shares)(C)(L)		3,381	940

				13,041	9,634
The Mountain Corporation	Personal and Non-Durable Consumer Products (Manufacturing Only)	Secured Second Lien Term Debt (13.7%, Due 8/2021)(L)	18,600	18,600	18,600
		Preferred Stock (6,899 shares)(C)(L)		6,899	—
		Common Stock (751 shares)(C)(L)		1	—

				25,500	18,600
NDLI, Inc.	Cargo Transport	Preferred Stock (3,600 shares)(C)(L)		3,600	—
		Common Stock (545 shares)(C)(L)		—	—

				3,600	—
Old World Christmas, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured First Lien Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770
		Preferred Stock (6,180 shares)(C)(L)		6,180	11,060

				21,950	26,830

Precision Southeast, Inc.	Diversified/Conglomerate Manufacturing	Secured Second Lien Term Debt (14.0%, Due 9/2020)(G)(L)	9,618	9,618	9,618
		Preferred Stock (37,391 shares)(C)(L)		3,739	1,627
		Common Stock (90,909 shares)(C)(L)		91	—

				13,448	11,245
SOG Specialty Knives & Tools, LLC	Leisure, Amusement, Motion Pictures, and Entertainment	Secured First Lien Term Debt (13.3%, Due 8/2020)(L)	6,200	6,200	6,200
		Secured First Lien Term Debt (14.8%, Due 8/2020)(L)	12,200	12,200	12,200
		Secured First Lien Term Loan (Due 8/2020)(L)(R)	538	538	538
		Preferred Stock (9,749 shares)(C)(L)		9,749	—

				28,687	18,938

Total Affiliate Investments (represents 54.7% of total investments at fair value)				$280,558	$266,169

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $200 available (6.5% (1.0% Unused Fee), Due 8/2019)(L)	$4,800	$4,800	$4,800
		Secured Second Lien Term Debt (10.0%, Due 8/2019)(L)	5,000	5,000	5,000
		Preferred Stock (5,517,444 shares)(C)(L)		11,464	3,617
		Common Stock (88,843 shares)(C)(L)		48	—

				21,312	13,417

Total Control Investments (represents 2.7% of total investments at fair value)				$21,312	$13,417

TOTAL INVESTMENTS				$508,818	$486,770

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $414.9 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2017, our investment in AquaVenture Holdings Limited is considered a non-qualifying asset under Section 55 of the 1940 Act and represents 0.3% of total investments, at fair value.
(B)	Percentages represent the weighted average cash interest rates in effect at June 30, 2017, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(E)	Reserved.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2017.
(I)	Debt security has a fixed interest rate.
(J)	Reserved.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Reserved.
(R)	Debt security does not have a stated current interest rate.
(S)	Fair value was based on the closing market price of our shares as of the reporting date. AquaVenture Holdings Limited is traded on the New York Stock Exchange under the trading symbol “WAAS.”

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal		Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
AquaVenture Holdings Limited	Utilities	Common Stock (201,586 shares)(C)(S)	$		$3,397	$3,433

					3,397	3,433
B-Dry, LLC	Personal, Food and Miscellaneous Services	Secured First Lien Line of Credit, $500 available (7.3% (0.8% Unused Fee), Due 12/2018)(L)		4,150	4,150	4,150
		Secured First Lien Term Debt (1.5%, Due 12/2019)(L)		6,443	6,443	205
		Secured First Lien Term Debt (1.5%, Due 12/2019)(L)		840	840	—
		Preferred Stock (2,500 shares)(C)(L)			2,516	—
		Common Stock (2,500 shares)(C)(L)			300	—

					14,249	4,355
Counsel Press, Inc.	Diversified/Conglomerate Services	Secured First Lien Line of Credit, $500 available (12.8% (1.0% Unused Fee), Due 3/2018)(L)		—	—	—
		Secured First Lien Term Debt (12.8%, Due 3/2020)(L)		18,000	18,000	18,000
		Secured First Lien Term Debt (14.0%, Due 3/2020)(L)		5,500	5,500	5,500
		Preferred Stock (6,995 shares)(C)(L)			6,995	6,117

					30,495	29,617
Country Club Enterprises, LLC	Automobile	Secured Second Lien Term Debt (18.7%, Due 5/2017)(L)		4,000	4,000	4,000
		Preferred Stock (7,245,681 shares)(C)(L)			7,725	5,256
		Guaranty ($2,000)(D)			—	—

					11,725	9,256
Diligent Delivery Systems	Cargo Transport	Secured Second Lien Term Debt (10.0%, Due 8/2020)(K)		13,000	13,000	13,292
		Common Stock Warrants (8% ownership)(C)(L)			500	2,598

					13,500	15,890
Drew Foam Companies, Inc.	Chemicals, Plastics, and Rubber	Secured First Lien Term Debt (13.5%, Due 8/2017)(L)		9,913	9,913	9,913
		Preferred Stock (34,045 shares)(C)(L)			3,375	3,878
		Common Stock (5,372 shares)(C)(L)			63	11,451

					13,351	25,242

Frontier Packaging, Inc.	Containers, Packaging, and Glass	Secured First Lien Term Debt (12.0%, Due 12/2019)(L)		9,500	9,500	9,500
		Preferred Stock (1,373 shares)(C)(L)			1,373	1,401
		Common Stock (152 shares)(C)(L)			152	7,364

					11,025	18,265
Funko Acquisition Holdings, LLC(M)	Personal and Non-Durable Consumer Products (Manufacturing Only)	Preferred Stock (260 units)(C)(L)			167	257
		Common Stock (975 units)(C)(L)			—	—

					167	257
Ginsey Home Solutions, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Secured Second Lien Term Debt (13.5%, Due 1/2021)(H)(L)		13,300	13,300	13,300
		Preferred Stock (19,280 shares)(C)(L)			9,583	7,176
		Common Stock (63,747 shares)(C)(L)			8	—

					22,891	20,476
Jackrabbit, Inc.	Farming and Agriculture	Secured First Lien Term Debt (13.5%, Due 4/2018)(L)		11,000	11,000	11,000
		Preferred Stock (3,556 shares)(C)(L)			3,556	3,421
		Common Stock (548 shares)(C)(L)			94	—

					14,650	14,421
Mathey Investments, Inc.	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (10.0%, Due 3/2018)(L)		1,375	1,375	1,375
		Secured First Lien Term Debt (12.0%, Due 3/2018)(L)		3,727	3,727	3,727
		Secured First Lien Term Debt (12.5%, Due 3/2018)(I)(L)		3,500	3,500	1,619
		Common Stock (29,102 shares)(C)(L)			777	—

					9,379	6,721
Mitchell Rubber Products, Inc.	Chemicals, Plastics, and Rubber	Secured Second Lien Term Debt (13.0%, Due 3/2018)(I)(J)(Q)		13,560	13,560	15,230
		Preferred Stock (27,900 shares)(C)(J)(Q)			2,790	3,903
		Common Stock (27,900 shares)(C)(J)(Q)			28	28

					16,378	19,161

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
Nth Degree, Inc.	Diversified/Conglomerate Service	Secured First Lien Term Debt (12.5%, Due 12/2020)(L)	$13,290	$13,290	$13,290
		Preferred Stock (5,660 units)(C)(L)		5,660	12,471

				18,950	25,761
SBS Industries, LLC	Machinery (Non-agriculture, Non-construction, Non-electronic)	Secured First Lien Term Debt (14.0%, Due 8/2019)(L)	11,355	11,355	10,561
		Preferred Stock (19,935 shares)(C)(L)		1,994	—
		Common Stock (221,500 shares)(C)(L)		222	—

				13,571	10,561
Schylling, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Secured First Lien Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081
		Preferred Stock (4,000 shares)(C)(L)		4,000	262

				17,081	13,343
Star Seed, Inc.	Farming and Agriculture	Secured First Lien Term Debt (12.5%, Due 5/2018)(K)	5,000	5,000	4,675
		Preferred Stock (1,499 shares)(C)(L)		1,499	—
		Common Stock (600 shares)(C)(L)		1	—

				6,500	4,675
Tread Corporation	Oil and Gas	Secured First Lien Line of Credit, $634 available (12.5%, Due 2/2018)(G)(L)	3,216	3,216	2,017
		Preferred Stock (12,998,639 shares)(C)(L)		3,768	—
		Common Stock (10,089,048 shares)(C)(L)		753	—

				7,737	2,017

Total Non-Control/Non-Affiliate Investments (represents 44.5% of total investments at fair value)				$225,046	$223,451

AFFILIATE INVESTMENTS(O):
Alloy Die Casting Co.(M)	Diversified/Conglomerate Manufacturing	Secured First Lien Term Debt (13.5%, Due 10/2018)(G)(K)	$12,215	$12,215	$9,772
		Secured First Lien Term Debt (13.5%, Due 10/2018)(G)(K)	175	175	140
		Secured First Lien Term Debt (Due 10/2018)(K)(R)	910	910	732
		Preferred Stock (4,904 shares)(C)(L)		4,904	—
		Common Stock (630 shares)(C)(L)		41	—

				18,245	10,644

Brunswick Bowling Products, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured First Lien Term Debt (16.3%, Due 5/2020)(L)	11,307	11,307	11,307
		Preferred Stock (4,943 shares)(C)(L)		4,943	11,329

				16,250	22,636
B+T Group Acquisition Inc.(M)	Telecommunications	Secured First Lien Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000
		Preferred Stock (12,841 shares)(C)(L)		4,196	—

				18,196	14,000
Cambridge Sound Management, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured Second Lien Term Debt (13.0%, Due 8/2021)(L)	16,000	16,000	16,000
		Preferred Stock (4,500 shares)(C)(L)		4,500	11,046

				20,500	27,046
Channel Technologies Group, LLC	Diversified/Conglomerate Manufacturing	Preferred Stock (2,279 shares)(C)(L)		1,841	—
		Common Stock (2,319,184 shares)(C)(L)		—	—

				1,841	—

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)(F)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(P):
Galaxy Tool Holding Corporation	Aerospace and Defense	Secured First Lien Line of Credit, $200 available (6.5% (1.0% Unused Fee), Due 8/2019)(L)	$4,800	$4,800	$4,800
		Secured Second Lien Term Debt (10.0%, Due 8/2019)(L)	5,000	5,000	5,000
		Preferred Stock (5,517,444 shares)(C)(L)		11,464	6,242
		Common Stock (88,843 shares)(C)(L)		48	—

				21,312	16,042

Total Control Investments (represents 3.2% of total investments at fair value)				$21,312	$16,042

TOTAL INVESTMENTS(U)				$525,169	$501,579

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $448.0 million at fair value, are pledged as collateral to our revolving line of credit as described further in Note 5 — Borrowings. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017, our investment in AquaVenture Holdings Limited is considered a non-qualifying asset under Section 55 of the 1940 Act and represents 0.7% of total investments, at fair value.
(B)	Percentages represent the weighted average cash interest rates in effect at March 31, 2017, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Refer to Note 11 — Commitments and Contingencies for additional information regarding this guaranty.
(E)	Reserved.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2017.
(I)	Debt security has a fixed interest rate.
(J)	Security was sold subsequent to March 31, 2017. Refer to Note 3 — Investments for additional information.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3 — Investments for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Fair value was based on the closing market price of our shares as of the reporting date less a discount for lack of marketability.
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2017 best represents fair value as of March 31, 2017.
(U)	Cumulative gross unrealized depreciation for federal income tax purposes is $77.9 million; cumulative gross unrealized appreciation for federal income tax purposes is $58.3 million. Cumulative net unrealized depreciation is $19.5 million, based on a tax cost of $521.1 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ended March 31, 2018 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on May 15, 2017.

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

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments (where we do not have the ability to effectuate a sale of a portfolio company) using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2017, certain of our loans to Alloy Die Cast Co. (“ADC”), Precision Southeast, Inc. (“PSI”), and Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $25.2 million, or 6.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $21.5 million, or 6.1% of the fair value of all debt investments in our portfolio. As of March 31, 2017, certain of our loans to ADC and Tread were on non-accrual status, with an aggregate debt cost basis of $15.6 million, or 4.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $11.9 million, or 3.3% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of June 30, 2017 and March 31, 2017, we did not have any loans with a PIK interest component. During the three months ended June 30, 2017 and 2016, we did not record any PIK income, nor did we collect any PIK interest in cash.

Other Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically from an exit or sale. During the three months ended June 30, 2017, we recorded success fee income of $2.0 million. We did not record any success fee income during the three months ended June 30, 2016.

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the three months ended June 30, 2017 and 2016, we recorded dividend income of $0.9 million and $2.8 million, respectively.

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

Related Party Fees

We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”).

We are also party to the Administration Agreement with the Administrator, which is also owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services. These fees are accrued when the services are performed and generally paid one month in arrears.

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

In March 2016, the FASB issued Accounting Standards Update 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related. The adoption of ASU 2016-06 did not have a material impact on our financial position, results of operations or cash flows. ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, and we adopted ASU 2016-06 effective April 1, 2017.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-02 effective April 1, 2016. In October 2016, the FASB issued Accounting Standards Update 2016-17, “Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. The adoption of ASU 2016-17 did not have a material impact on our financial position, results of operations or cash flows. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, and we adopted ASU 2016-17 effective April 1, 2017.

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

As of June 30, 2017 and March 31, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in AquaVenture Holdings Limited (“AquaVenture,” f/k/a Quench Holdings Corp.), which was valued using Level 1 inputs as of June 30, 2017 and Level 2 inputs as of March 31, 2017.

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended June 30, 2017, we transferred our investment in AquaVenture from Level 2 to Level 1 as a result of the expiration of the lock-up period from the initial public offering in October 2016. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2016.

As of June 30, 2017 and March 31, 2017, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017:
Secured first lien debt	$271,331	$—		$—	$271,331
Secured second lien debt	79,924	—		—	79,924
Preferred equity	111,726	—		—	111,726
Common equity/equivalents	23,789	1,271	(A)	—	22,518

Total Investments at June 30, 2017	$486,770	$1,271		$—	$485,499

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2017:
Secured first lien debt	$268,150	$—	$—		$268,150
Secured second lien debt	95,040	—	—		95,040
Preferred equity	113,515	—	—		113,515
Common equity/equivalents	24,874	—	3,433	(B)	21,441

Total Investments at March 31, 2017	$501,579	$—	$3,433		$498,146

(A)	Fair value was determined based on the closing market price of our shares at the reporting date.
(B)	Fair value was determined based on the closing market price of our shares at the reporting date less a discount for lack of marketability as our investment was subject to a 180-day lock-up period, which expired in April 2017.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2017 and March 31, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements
	Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	June 30, 2017		March 31, 2017
Non-Control/Non-Affiliate Investments
Secured first lien debt	$112,777		$108,613
Secured second lien debt	30,706		45,822
Preferred equity	39,912		44,142
Common equity/equivalents	22,518	(A)	21,441	(A)

Total Non-Control/Non-Affiliate Investments	205,913		220,018
Affiliate Investments
Secured first lien debt	153,754		154,737
Secured second lien debt	44,218		44,218
Preferred equity	68,197		63,131
Common equity/equivalents	—		—

Total Affiliate Investments	266,169		262,086
Control Investments
Secured first lien debt	4,800		4,800
Secured second lien debt	5,000		5,000
Preferred equity	3,617		6,242
Common equity/equivalents	—		—

Total Control Investments	13,417		16,042

Total investments at fair value using Level 3 inputs	$485,499		$498,146

(A)	Excludes our investment in AquaVenture with a fair value of $1.3 million and $3.4 million as of June 30, 2017 and March 31, 2017, respectively, which was valued using Level 1 inputs and Level 2 inputs, respectively.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2017 and March 31, 2017. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2017	Fair Value as of March 31, 2017		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of June 30, 2017	Range / Weighted Average as of March 31, 2017
Secured first lien debt	$242,664	$232,590	(A)	TEV	EBITDA multiple	4.2x – 7.9x / 6.1x	4.3x – 7.9x / 6.2x
					EBITDA	$900 – $12,315 / $4,214	$897 – $10,887 / $4,093

	28,667	35,560		Yield Analysis	Discount Rate	19.0% – 22.1% / 20.3%	13.1% – 30.3% / 19.7%

Secured second lien debt	66,518	81,747	(B)	TEV	EBITDA multiple	5.0x – 7.4x / 6.3x	5.3x – 7.4x / 6.4x
					EBITDA	$1,986 – $6,809 / $4,633	$2,357 – $5,824 / $4,588

	13,406	13,293		Yield Analysis	Discount Rate	9.3% – 9.3% / 9.3%	9.2% – 9.2% / 9.2%

Preferred equity(C)	111,726	113,515		TEV	EBITDA multiple	4.7x – 7.9x / 6.2x	4.8x – 7.9x / 6.3x
					EBITDA	$900 – $94,854 / $4,377	$897 – $97,366 / $4,415

					Revenue multiple	0.5x – 0.5x / 0.5x	0.5x – 0.5x / 0.5x

					Revenue	$21,168 – $21,168 / $21,168	$21,662 – $21,662 / $21,662

Common equity/equivalents(D)(E)	22,518	21,441		TEV	EBITDA multiple	4.2x – 9.0x / 6.0x	4.3x – 9.8x / 6.0x
					EBITDA	$900 – $15,162 / $4,994	$897 – $13,378 / $3,687

					Revenue multiple	0.5x – 0.5x / 0.5x	0.5x – 0.5x / 0.5x

					Revenue	$21,168 – $21,168 / $21,168	$21,662 – $21,662 / $21,662

Total	$485,499	$498,146

(A)	Fair value as of March 31, 2017 includes two new proprietary debt investments for a combined $24.0 million, which were valued at cost.
(B)	Fair value as of March 31, 2017 includes one proprietary debt investment for $15.2 million, which was valued at the expected payoff amount.
(C)	Fair value as of March 31, 2017 includes one new proprietary equity investment for $5.9 million, which was valued at cost, and one proprietary equity investment for $3.9 million, which was valued at the expected payoff amount.
(D)	Fair value as of March 31, 2017 includes one proprietary equity investment for $28, which was valued at the expected payoff amount.
(E)	Fair value as of June 30, 2017 and March 31, 2017 excludes our investment in AquaVenture with a fair value of $1.3 million and $3.4 million, respectively, which was valued using Level 1 inputs and Level 2 inputs, respectively.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2017 and 2016 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2017:
Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146
Total gain (loss):
Net realized gain (loss)(A)	—	—	957	—	957
Net unrealized appreciation (depreciation)(B)	(638)	212	1,128	1,105	1,807
Reversal of previously recorded (appreciation) depreciation upon realization(B)	1,881	(1,670)	(1,113)	777	(125)
New investments, repayments and settlements(C):
Issuances / originations	10,540	2	987	—	11,529
Settlements / repayments	(8,602)	(13,660)	—	—	(22,262)
Sales	—	—	(3,748)	(805)	(4,553)
Transfers	—	—	—	—	—

Fair value as of June 30, 2017	$271,331	$79,924	$111,726	$22,518	$485,499

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2016:
Fair value as of March 31, 2016	$280,037	$64,484	$113,550	$29,585	$487,656
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	18,806	18,806
Net unrealized appreciation (depreciation)(B)	(1,714)	1,406	15,604	5,007	20,303
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(14,381)	(6,835)	(21,216)
New investments, repayments and settlements(C):
Issuances / originations	2,976	18,600	6,899	501	28,976
Settlements / repayments	(911)	(14,500)	—	—	(15,411)
Sales	—	—	(8,106)	(20,027)	(28,133)
Transfers	—	—	—	—	—

Fair value as of June 30, 2016	$280,388	$69,990	$113,566	$27,037	$490,981

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2017 and 2016.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the periods ended June 30, 2017 and 2016.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Investment Activity

During the three months ended June 30, 2017, the following significant transactions occurred:

•	In April 2017, we sold our investment in Mitchell Rubber Products, Inc. (“Mitchell”), which resulted in success fee income of $1.7 million and a realized gain of $1.0 million. In connection with the sale, we received net cash proceeds of $19.0 million, including the repayment of our debt investment of $13.6 million at par.

•	In May and June 2017, we sold a portion of our common stock investment in AquaVenture resulting in net cash proceeds of $2.0 million, which represented a return of capital.

•	In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) was merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, we received success fee income of $0.3 million from Mathey. Our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis. In connection with the merger, we also extended a secured first lien revolving line of credit to SBS with a total facility amount of $1.5 million, which was undrawn at the time of the transaction.

Investment Concentrations

As of June 30, 2017, our investment portfolio consisted of investments in 33 portfolio companies located in 17 states across 18 different industries with an aggregate fair value of $486.8 million. Our investments in Cambridge Sound Management, Inc., JR Hobbs Co. – Atlanta, LLC, Nth Degree, Inc., Counsel Press, Inc., and Old World Christmas, Inc. represented our five largest portfolio investments at fair value as of June 30, 2017, and collectively comprised $149.4 million, or 30.6%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of June 30, 2017 and March 31, 2017:

	June 30, 2017				March 31, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$286,760	56.4%	$271,331	55.7%	$284,823	54.3%	$268,150	53.5%
Secured second lien debt	79,419	15.6	79,924	16.4	93,078	17.7	95,040	18.9

Total debt	366,179	72.0	351,255	72.1	377,901	72.0	363,190	72.4
Preferred equity	138,989	27.3	111,726	23.0	140,791	26.8	113,515	22.6
Common equity/equivalents	3,650	0.7	23,789	4.9	6,477	1.2	24,874	5.0

Total equity/equivalents	142,639	28.0	135,515	27.9	147,268	28.0	138,389	27.6

Total investments	$508,818	100.0%	$486,770	100.0%	$525,169	100.0%	$501,579	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2017 and March 31, 2017:

	June 30, 2017		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$99,244	20.4%	$93,062	18.6%
Diversified/Conglomerate Service	89,298	18.3	85,248	17.0
Chemicals, Plastics, and Rubber	44,514	9.1	65,156	13.0
Diversified/Conglomerate Manufacturing	38,090	7.8	40,303	8.0
Leisure, Amusement, Motion Pictures, Entertainment	32,018	6.6	32,453	6.5
Machinery (Non-agriculture, Non-construction, Non-electronic)	21,406	4.4	17,283	3.4
Textiles and Leather	21,237	4.4	20,369	4.1
Containers, Packaging, and Glass	19,004	3.9	18,266	3.6
Personal and Non-Durable Consumer Products (Manufacturing Only)	18,845	3.9	19,011	3.8
Farming and Agriculture	18,602	3.8	19,096	3.8
Telecommunications	17,205	3.5	14,000	2.8
Cargo Transport	16,106	3.3	15,891	3.2
Automobile	15,671	3.2	20,792	4.1
Aerospace and Defense	13,417	2.8	16,042	3.2
Beverage, Food, and Tobacco	13,305	2.7	14,802	3.0
Other < 2.0%	8,808	1.9	9,805	1.9

Total investments	$486,770	100.0%	$501,579	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2017 and March 31, 2017:

	June 30, 2017		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$185,209	38.0%	$175,136	34.9%
Northeast	159,817	32.8	159,614	31.8
West	103,999	21.4	123,475	24.6
Midwest	37,745	7.8	43,354	8.7

Total investments	$486,770	100.0%	$501,579	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2017:

		Amount
For the remaining nine months ending March 31:	2018	$17,078
For the fiscal years ending March 31:	2019	81,341
	2020	89,053
	2021	101,409
	2022	64,396
	Thereafter	13,000

	Total contractual repayments	$366,277
	Adjustments to cost basis of debt investments	(98)
	Investments in equity securities	142,639

	Total cost basis of investments held as of June 30, 2017:	$508,818

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of both June 30, 2017 and March 31, 2017, we had gross receivables from portfolio companies of $1.2 million. The allowance for uncollectible receivables was $0.4 million and $0.3 million as of June 30, 2017 and March 31, 2017, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, each as described below. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Advisory Agreement through August 31, 2018.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2017	2016
Average total assets subject to base management fee(A)	$503,200	$501,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,516	2,509
Credits to fees from Adviser - other(B)	(548)	(837)

Net base management fee	$1,968	$1,672

Loan servicing fee(B)	$1,564	$1,681
Credits to base management fee - loan servicing fee(B)	(1,564)	(1,681)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,172	$1,700
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$1,172	$1,700

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $56 and $53 for the three month periods ended June 30, 2017 and 2016, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily for the valuation of portfolio companies.

Loan Servicing Fee

The Adviser also services the loans held by our wholly-owned subsidiary, Business Investment (the borrower under the Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through June 30, 2017, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee from our inception through June 30, 2017.

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

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of such party, approved the annual renewal of the Administration Agreement through August 31, 2018.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. Gladstone Securities did not receive any fees from portfolio companies during the three month period ended June 30, 2017. During the three month period ended June 30, 2016, Gladstone Securities received $0.3 million in fees from portfolio companies.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31
	2017	2017
Base management and loan servicing fee due to Adviser, net of credits	$777	$346
Incentive fee due to Adviser	1,172	1,324
Other due to Adviser	13	1

Total fees due to Adviser	$1,962	$1,671
Fee due to Administrator	$307	$296

Total related party fees due	$2,269	$1,967

Net co-investment expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, totaled $38 and $27 as of June 30, 2017 and March 31, 2017, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2017 and March 31, 2017.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of June 30,	As of March 31,
	2017	2017
Commitment amount	$165,000	$165,000
Borrowings outstanding at cost	34,000	69,700
Availability(A)	131,000	95,300

	For the Three Months Ended June 30,
	2017	2016
Weighted average borrowings outstanding	$42,148	$79,876
Effective interest rate(B)	6.1%	4.4%
Commitment (unused) fees incurred	$191	$133

(A)	Availability is subject to various constraints, characteristics and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $110.5 million and $93.4 million as of June 30, 2017 and March 31, 2017, respectively.
(B)	Excludes the impact of deferred financing costs and includes weighted average unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of (a) $210.0 million or (b) $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.6 million as of June 30, 2017, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2017, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $454.8 million, asset coverage on our senior securities representing indebtedness of 1,197.6%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2017, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At June 30, 2017 and March 31, 2017, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus an unused fee of 0.6%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of June 30, 2017 and March 31, 2017, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present the Credit Facility, carried at fair value as of June 30, 2017 and March 31, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three months ended June 30, 2017 and 2016:

	Level 3 – Borrowings
	Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2017	March 31, 2017
Credit Facility	$34,000	$69,700

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended June 30, 2017:
Fair value at March 31, 2017	$69,700
Borrowings	9,400
Repayments	(45,100)

Fair value at June 30, 2017	$34,000

Three months ended June 30, 2016:
Fair value at March 31, 2016	$95,000
Borrowings	31,100
Repayments	(46,500)

Fair value at June 30, 2016	$79,600

The fair value of the collateral under the Credit Facility was $414.9 million and $448.0 million as of June 30, 2017 and March 31, 2017, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.50% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), and our 6.25% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”) outstanding as of June 30, 2017 and March 31, 2017:

As of June 30, 2017:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(4,120)

Term preferred stock, net(C)							$135,030

As of March 31, 2017:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(4,315)

Term preferred stock, net(C)							$134,835

(A)	The optional redemption dates for each of our series of mandatorily redeemable preferred stock are: any time on or after December 31, 2017 for our Series B Term Preferred Stock, any time on or after May 31, 2018 for our Series C Term Preferred Stock, and any time on or after September 30, 2018 for our Series D Term Preferred Stock.
(B)	As of June 30, 2017 and March 31, 2017, the asset coverage on our senior securities that are stock calculated pursuant to Sections 18 and 61 of the 1940 Act was 273.8% and 235.6%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” during the three months ended June 30, 2016.

The following tables summarize dividends declared by our Board of Directors and paid by us on our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock”), Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock during the three months ended June 30, 2017 and 2016:

For the Three Months Ended June 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock(A)
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2016	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833

		Total	$0.421875	$0.406251	$0.39062499

For the Three Months Ended June 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series A Term Preferred Stock(B)	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock
April 12, 2016	April 22, 2016	May 2, 2016	$0.1484375	$0.140625	$0.135417
April 12, 2016	May 19, 2016	May 31, 2016	0.1484375	0.140625	0.135417
April 12, 2016	June 17, 2016	June 30, 2016	0.1484375	0.140625	0.135417

		Total	$0.4453125	$0.421875	$0.406251

(A)	We issued our Series D Term Preferred Stock on September 26, 2016.
(B)	We voluntarily redeemed all outstanding shares of our Series A Term Preferred Stock on September 30, 2016.

The tax character of dividends paid by us to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, which equals the liquidation preference, less discounts, as of June 30, 2017 and March 31, 2017. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of June 30, 2017 and March 31, 2017, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	June 30, 2017	March 31, 2017
Series B Term Preferred Stock	$42,195	$42,973
Series C Term Preferred Stock	41,200	41,216
Series D Term Preferred Stock	58,949	58,719

Total	$142,344	$142,908

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2017, we have the ability to issue up to $221.3 million in securities under the registration statement.

Common Equity Offering

Pursuant to our current registration statement on Form N-2 (File No. 333-204996), in May 2017, we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then current NAV of $9.95 per share. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, were $18.7 million, which were used to repay borrowings under the Credit Facility and for other general corporate purposes. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments, which resulted in gross proceeds of $1.5 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, of $1.4 million.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Numerator: net increase in net assets resulting from operations	$8,141	$24,534
Denominator: basic and diluted weighted average common shares	31,474,284	30,270,958

Basic and diluted net increase in net assets resulting from operations per weighted average common share	$0.26	$0.81

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based upon management’s estimate of Investment Company Taxable Income. Based on that estimate, our Board of Directors declares three monthly distributions to common stockholders each quarter.

The federal income tax characteristics of all distributions (including preferred stock dividends) will generally be reported to stockholders on Internal Revenue Service Form 1099 after the end of each calendar year.

We paid the following monthly distributions to our common stockholders for the three months ended June 30, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064

		Three months ended June 30, 2017:		$0.252

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	April 12, 2016	April 22, 2016	May 2, 2016	$0.0625
	April 12, 2016	May 19, 2016	May 31, 2016	0.0625
	April 12, 2016	June 17, 2016	June 30, 2016	0.0625

		Three months ended June 30, 2016:		$0.1875

(A)	Represents a supplemental distribution of $0.06 per share of common stock.

Aggregate distributions to our common stockholders declared quarterly and paid were $8.0 million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively. We determine the tax characterization of distributions to our common stockholders as of the end of our fiscal year, based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. If we determined the tax characterization of our distributions as of June 30, 2017, 76.2% would be from ordinary income and 23.8% would be from capital gains. For the three months ended June 30, 2017, we recorded $0.4 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Net investment income in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2017, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $8.2 million of the first distributions paid to common stockholders in fiscal year 2018, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2017 and March 31, 2017, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.3 million and $0.5 million as of June 30, 2017 and March 31, 2017, respectively.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility as of both June 30, 2017 and March 31, 2017 was $0. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of June 30, 2017 and March 31, 2017 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended a guaranty on behalf of one of our portfolio companies. As of June 30, 2017, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risks to be remote and the fair value of the guaranty as of June 30, 2017 and March 31, 2017 to be immaterial.

As of June 30, 2017, the following guaranty was outstanding:

•	In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February of each subsequent year and expires in February 2018, unless it is renewed again by us, CCE and Agricredit.

The following table summarizes the principal balances of unused line of credit and other uncalled capital commitments and guaranties as of June 30, 2017 and March 31, 2017, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2017	March 31, 2017
Unused line of credit and other uncalled capital commitments	$2,984	$2,884
Guaranties	2,000	2,000

Total	$4,984	$4,884

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2017	2016
Per Common Share Data:
Net asset value, at beginning of period(A)	$9.95	$9.22
Income from investment operations(B)
Net investment income	0.17	0.23
Net realized gain on sale of investments and other	0.04	0.61
Net unrealized appreciation (depreciation) of investments and other	0.05	(0.03)

Total from investment operations	0.26	0.81
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.19)	(0.19)
Cash distributions to common stockholders from realized gains(C)	(0.06)	—
Discounts, commissions, and offering costs	(0.03)	—
Net dilutive effect of equity offering(D)	(0.04)	—

Total from equity capital activity	(0.32)	(0.19)
Other, net(B)(E)	(0.01)	—

Net asset value, at end of period(A)	$9.88	$9.84

Per common share market value at beginning of period	$9.07	$7.02
Per common share market value at end of period	9.40	7.16
Total investment return(F)	6.44%	4.75%
Common stock outstanding at end of period(A)	32,526,223	30,270,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$321,235	$297,880
Average net assets(G)	313,668	285,546

Senior Securities Data:
Total borrowings, at cost	$39,096	$84,696
Mandatorily redeemable preferred stock(H)	139,150	121,650

Ratios/Supplemental Data:
Ratio of net expenses to average net assets — annualized(I)	10.44%	10.62%
Ratio of net investment income to average net assets — annualized(J)	6.93	9.54

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic common share data for the corresponding period.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three months ended June 30, 2017, the dilution is the result of issuing common shares at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9 — Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.
(I)	Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets – annualized would have been 13.13% and 14.15% for the three months ended June 30, 2017 and 2016, respectively.
(J)	Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets — annualized would have been 4.24% and 6.02% for the three months ended June 30, 2017 and 2016, respectively.

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended June 30, 2017 and 2016. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b) is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Three Months Ended June 30,
Income Statement	2017	2016
Net sales	$5,803	$6,148
Gross profit	1,028	1,551
Net profit	134	604

NOTE 13. SUBSEQUENT EVENTS

Distributions

In July 2017, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
July 21, 2017	July 31, 2017	$0.064	$0.140625	$0.135417	$0.13020833
August 21, 2017	August 31, 2017	0.064	0.140625	0.135417	0.13020833
September 20, 2017	September 29, 2017	0.064	0.140625	0.135417	0.13020833

Total for the Quarter:		$0.192	$0.421875	$0.406251	$0.39062499

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or David Dullum; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2017 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Quarterly Report on Form 10-Q (the “Quarterly Report”), the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts, except per share amounts, are in thousands unless otherwise indicated.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report and in our Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through June 30, 2017, we have made 144 consecutive monthly distributions to common stockholders.

We are externally managed by Gladstone Management Corporation, an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services. The Adviser and Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer.

Additionally, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. For additional information refer to Note 4 – Related Party Transactions of the notes to our accompanying Consolidated Financial Statements.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of June 30, 2017, our investment portfolio was made up of 72.0% in debt securities and 28.0% in equity securities, at cost.

We focus on investing in lower middle market private businesses (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million) (“Lower Middle Market”) in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger or acquisition of the portfolio company, a public offering of the portfolio company’s stock, or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, though there can be no assurance that we will always have these rights. We invest in portfolio companies that need funds for growth capital or to finance acquisitions or recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital Corporation (“Gladstone Capital”) and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order. Since 2012, we have opportunistically made several co-investments with Gladstone Capital pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2017, we exited one portfolio company with a fair value prior to its sale of $19.2 million and one of our existing portfolio companies merged with and into another one of our portfolio companies, resulting in a net reduction of two companies from our portfolio, which was comprised of 33 companies as of June 30, 2017. From our initial public offering in June 2005 through June 30, 2017, we have made investments in 45 companies, excluding investments in syndicated loans, for a total of approximately $925 million, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2017, we had unrecognized, contractual success fees of $24.1 million, or $0.74 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through June 30, 2017, we have completed eleven buyout liquidity events, which, in the aggregate, have generated $85.4 million in net realized gains and $22.0 million in other income upon exit, for a total increase to our net assets of $107.4 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The eleven liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 60.0% from March 2011 through June 30, 2017, and allowed us to declare and pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, and most recently, a $0.06 per common share supplemental distribution in June 2017.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to November 2019, and currently have a total commitment amount of $165.0 million (with a potential total commitment of $250.0 million through additional commitments of new or existing lenders). Most recently, we issued approximately 2.3 million shares of common stock for gross proceeds of $21.2 million in May 2017, inclusive of the June 2017 over-allotment, and 2.3 million shares of our Series D Term Preferred Stock for gross proceeds of $57.5 million in September 2016. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility, “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we were able to access the capital markets historically, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On July 31, 2017, the closing market price of our common stock was $9.68 per share, which represented a 2.0% discount to our net asset value (“NAV”) of $9.88 per share as of June 30, 2017. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2016 Annual Meeting of Stockholders held on August 4, 2016, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our board of directors (“Board of Directors”) makes certain determinations prior to any such sale. This August 2016 stockholder authorization is in effect for one year from the date of stockholder approval. At our 2017 Annual Meeting of Stockholders, scheduled to take place on August 3, 2017, we will again ask our stockholders to vote in favor of a similar proposal to be in effect for another year. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings (including offerings of additional shares of common stock to cover over-allotments) at a price below the then current NAV per share, once in May and June 2017, once in March and April 2015, and once in October and November 2012. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act), of at least 200.0% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our three series of term preferred stock). As of June 30, 2017, our asset coverage on our senior securities representing indebtedness was 1,197.6% and our asset coverage on our senior securities that are stock was 273.8%.

Investment Highlights

During the three months ended June 30, 2017, we received $26.8 million in proceeds from repayments and sales and extended $11.5 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and additions to equity.

Investment Activity

During the three months ended June 30, 2017, the following significant transactions occurred:

•	In April 2017, we sold our investment in Mitchell Rubber Products, Inc. (“Mitchell”), which resulted in success fee income of $1.7 million and a realized gain of $1.0 million. In connection with the sale, we received net cash proceeds of $19.0 million, including the repayment of our debt investment of $13.6 million at par.

•	In May and June 2017, we sold a portion of our common stock investment in AquaVenture resulting in net cash proceeds of $2.0 million, which represented a return of capital.

•	In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) was merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, we received success fee income of $0.3 million from Mathey. Our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis. In connection with the merger, we also extended a secured first lien revolving line of credit to SBS with a total facility amount of $1.5 million, which was undrawn at the time of the transaction.

Recent Developments

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities, including through concurrent, separate offerings of such securities. As of June 30, 2017, we have the ability to issue up to $221.3 million in securities under the registration statement.

Common Stock Offering

Pursuant to our current registration statement on Form N-2 (File No. 333-204996), in May 2017, we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then current NAV of $9.95 per share. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, were $18.7 million, which were used to repay borrowings under the Credit Facility and for other general corporate purposes. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments, which resulted in gross proceeds of $1.5 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, of $1.4 million.

Distributions and Dividends

In July 2017, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
July 21, 2017	July 31, 2017	$0.064	$0.140625	$0.135417	$0.13020833
August 21, 2017	August 31, 2017	0.064	0.140625	0.135417	0.13020833
September 20, 2017	September 29, 2017	0.064	0.140625	0.135417	0.13020833

Total for the Quarter:		$0.192	$0.421875	$0.406251	$0.39062499

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$10,746	$11,628	$(882)	(7.6)%
Other income	2,874	2,765	109	3.9

Total investment income	13,620	14,393	(773)	(5.4)

EXPENSES
Base management fee	2,516	2,509	7	0.3
Loan servicing fee	1,564	1,681	(117)	(7.0)
Incentive fee	1,172	1,700	(528)	(31.1)
Administration fee	307	299	8	2.7
Interest and dividend expense	2,980	3,036	(56)	(1.8)
Amortization of deferred financing costs and discounts	367	481	(114)	(23.7)
Other	1,391	393	998	253.9

Expenses before credits from Adviser	10,297	10,099	198	2.0
Credits to fees from Adviser	(2,112)	(2,518)	406	(16.1)

Total expenses, net of credits to fees	8,185	7,581	604	8.0

NET INVESTMENT INCOME	5,435	6,812	(1,377)	(20.2)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	1,165	18,635	(17,470)	(93.7)
Net realized loss on other	—	(75)	75	(100.0)
Net unrealized appreciation (depreciation) of investments	1,541	(913)	2,454	NM
Net unrealized appreciation of other	—	75	(75)	(100.0)

Net realized and unrealized gain	2,706	17,722	(15,016)	(84.7)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,141	$24,534	$(16,393)	(66.8)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.17	$0.23	$(0.06)	(26.1)%

Net increase in net assets resulting from operations	$0.26	$0.81	$(0.55)	(67.9)

NM = Not Meaningful

Investment Income

Total investment income decreased by 5.4% for the three months ended June 30, 2017, as compared to the prior year period. This decrease was primarily due to a decrease in interest income which resulted from a decrease in the size of our interest-bearing portfolio for the three months ended June 30, 2017 as compared to the prior year period.

Interest income from our investments in debt securities decreased 7.6% for the three months ended June 30, 2017, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2017 was $340.5 million, compared to $367.2 million for the prior year period. This decrease was primarily due to the pay-off or restructure of $55.2 million of debt investments principally related to the exit or restructure of portfolio companies, $22.0 million of loans placed on non-accrual, partially offset by $23.0 million in new debt investments and $23.1 million in follow-on debt investments to existing portfolio companies originated after June 30, 2016, and their respective impact on the weighted average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.6% for the three months ended June 30, 2017, compared to 12.7% for the prior year period. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At June 30, 2017, certain of our loans to three portfolio companies, Alloy Die Casting Co., Precision Southeast, Inc., and Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $25.2 million. At June 30, 2016, our loan to Tread was on non-accrual status, with a debt cost basis of $3.2 million.

Other income for the three months ended June 30, 2017 increased 3.9% from the prior year period. During the three months ended June 30, 2017, other income primarily consisted of $2.0 million of success fee income and $0.9 million of dividend income. During the three months ended June 30, 2016, other income primarily consisted of $2.8 million of dividend income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of June 30, 2017		Three months ended June 30, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.	$33,233	6.8%	$526	3.9%
J.R. Hobbs Co. – Atlanta, LLC	31,305	6.4	787	5.8
Nth Degree, Inc.	29,560	6.1	421	3.1
Counsel Press, Inc.	28,434	5.8	778	5.7
Old World Christmas, Inc.	26,830	5.5	528	3.9

Subtotal—five largest investments	149,362	30.6	3,040	22.4
Other portfolio companies	337,408	69.4	10,578	77.6

Total investment portfolio	$486,770	100.0%	$13,618	100.0%

	As of June 30, 2016		Three months ended June 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$30,198	6.2%	$777	5.4%
Cambridge Sound Management, Inc.	26,806	5.5	493	3.4
The Mountain Corporation(A)	25,500	5.2	370	2.6
SOG Specialty Knives & Tools, LLC	22,731	4.6	662	4.6
Nth Degree, Inc.	22,405	4.6	420	2.9

Subtotal—five largest investments	127,640	26.1	2,722	18.9
Other portfolio companies	363,341	73.9	11,671	81.1

Total investment portfolio	$490,981	100.0%	$14,393	100.0%

(A)	New investment during the applicable period.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 8.0% during the three months ended June 30, 2017, as compared to the prior year period, primarily as a result of an increase in other expenses and a decrease in non-contractual, unconditional, and irrevocable credits from the Adviser, partially offset by a decrease in the incentive fee.

The incentive fee decreased for the three months ended June 30, 2017 as compared to the prior year period, as pre-incentive fee net investment income decreased over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2017	2016
Average total assets subject to base management fee(A)	$503,200	$501,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,516	2,509
Credits to fees from Adviser - other(B)	(548)	(837)

Net base management fee	$1,968	$1,672

Loan servicing fee(B)	$1,564	$1,681
Credits to base management fee - loan servicing fee(B)	(1,564)	(1,681)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,172	$1,700
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$1,172	$1,700

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Other expenses increased 253.9% for the three months ended June 30, 2017 as compared to the prior year period, primarily as a result of higher bad debt expense and tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the three months ended June 30, 2017, we recorded net realized gains on investments of $1.2 million, primarily related to a $1.0 million realized gain from the exit of Mitchell, compared to net realized gains on investments of $18.6 million during the prior year period, primarily related to a $18.8 million realized gain from the exit of Acme Cryogenics, Inc. (“Acme”).

Net Realized Loss on Other

During the three months ended June 30, 2016, we recorded a net realized loss on other of $75 due to the expiration of our interest rate cap agreement. There were no realized gains or losses on other during the three months ended June 30, 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2017, we recorded net unrealized appreciation of investments of $1.5 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2017, were as follows:

	Three Months Ended June 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$6,187	$—	$6,187
Old World Christmas, Inc.	—	3,926	—	3,926
Nth Degree, Inc.	—	3,799	—	3,799
B+T Group Acquisition, Inc.	—	3,205	—	3,205
Mathey Investments, Inc.	—	—	2,658	2,658
Precision Southeast, Inc.	—	1,627	—	1,627
SBS Industries, LLC	—	1,466	—	1,466
Tread Corporation	—	1,199	—	1,199
Logo Sportswear, Inc.	—	867	—	867
Star Seed, Inc.	—	764	—	764
Frontier Packaging, Inc.	—	738	—	738
J.R. Hobbs Co. - Atlanta, LLC	—	435	—	435
Drew Foam Company, Inc.	—	370	—	370
Diligent Delivery Systems	—	314	—	314
Ginsey Home Solutions, Inc.	—	(185)	—	(185)
Schylling, Inc.	—	(262)	—	(262)
D.P.M.S., Inc.	—	(304)	—	(304)
B-Dry, LLC	—	(434)	—	(434)
SOG Specialty Knives & Tools, LLC	—	(711)	—	(711)
Counsel Press, Inc.	—	(1,183)	—	(1,183)
Jackrabbit, Inc.	—	(1,258)	—	(1,258)
Head Country, Inc.	—	(1,498)	—	(1,498)
Alloy Die Casting Co.	—	(1,540)	—	(1,540)
Mitchell Rubber Products, Inc.	957	—	(2,783)	(1,826)
GI Plastek, Inc.	—	(1,851)	—	(1,851)
Meridian Rack & Pinion, Inc.	—	(1,902)	—	(1,902)
Edge Adhesives Holdings, Inc.	—	(2,207)	—	(2,207)
Galaxy Tool Holding Corporation	—	(2,625)	—	(2,625)
Country Club Enterprises, LLC	—	(3,219)	—	(3,219)
Brunswick Bowling Products, Inc.	—	(3,747)	—	(3,747)
Other, net (<$250 Net)	208	(284)	(21)	(97)

Total	$1,165	$1,687	$(146)	$2,706

The primary drivers of net unrealized appreciation of $1.5 million for the three months ended June 30, 2017, were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain of our other portfolio companies.

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

The primary driver of net unrealized depreciation of $0.9 million for the three months ended June 30, 2016 was the reversal of $21.2 million of previously recorded unrealized appreciation on our investment in Acme upon exit. This decrease was partially offset by unrealized appreciation resulting from an increase in performance of certain of our portfolio companies.

Across our entire investment portfolio, we recorded $0.2 million of net unrealized depreciation on our debt positions and $1.7 million of net unrealized appreciation on our equity positions for the three months ended June 30, 2017. At June 30, 2017, the fair value of our investment portfolio was less than our cost basis by $22.0 million, as compared to $23.6 million at March 31, 2017, representing net unrealized appreciation of $1.5 million for the three months ended June 30, 2017. Our entire portfolio had a fair value of 95.7% of cost as of June 30, 2017.

Net Unrealized Appreciation on Other

During the three months ended June 30, 2016, we recorded net unrealized appreciation on other of $75 due to the reversal of previously recorded depreciation upon the expiration of our interest rate cap agreement. There was no unrealized appreciation or depreciation on other during the three months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2017 was $27.0 million, as compared to $21.9 million for the three months ended June 30, 2016. This change was primarily due to a decrease in the purchase of investments, which was partially offset by lower repayments and net proceeds from the sale of investments, and a decrease in other assets period over period. Purchases of investments were $2.1 million during the three months ended June 30, 2017, compared to $29.0 million during the three months ended June 30, 2016. Repayments and net proceeds from the sale of investments totaled $19.5 million during the three months ended June 30, 2017, compared to $42.9 million during the three months ended June 30, 2016. The decrease in other assets was $2.3 million during the three months ended June 30, 2017, compared to $0.2 million during the three months ended June 30, 2016.

As of June 30, 2017, we had equity investments in or loans to 33 portfolio companies with an aggregate cost basis of $508.8 million. As of June 30, 2016, we had equity investments in or loans to 36 portfolio companies with an aggregate cost basis of $522.4 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Beginning investment portfolio, at fair value	$501,579	$487,656
New investments	—	25,500
Disbursements to existing portfolio companies	2,148	3,476
Unscheduled principal repayments	(13,660)	(15,411)
Net proceeds from sales of investments	(5,797)	(27,531)
Net realized gain on investments	957	18,204
Net unrealized appreciation of investments	1,687	20,303
Reversal of net unrealized appreciation of investments	(146)	(21,216)
Amortization of premiums, discounts, and acquisition costs, net	2	—

Ending investment portfolio, at fair value	$486,770	$490,981

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2017:

		Amount
For the remaining nine months ending March 31:	2018	$17,078
For the fiscal years ending March 31:	2019	81,341
	2020	89,053
	2021	101,409
	2022	64,396
	Thereafter	13,000

	Total contractual repayments	$366,277
	Adjustments to cost basis of debt investments	(98)
	Investments in equity securities	142,639

	Total cost basis of investments held as of June 30, 2017:	$508,818

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2017 was $23.7 million, which consisted primarily of $35.7 million of net repayments on the Credit Facility and $8.0 million in distributions to common stockholders, partially offset by $20.1 million of net proceeds from the issuance of common stock in May 2017, including the partial exercise of the underwriters’ over-allotment option in June 2017. Net cash used in financing activities for the three months ended June 30, 2016 was $21.2 million, which consisted primarily of $15.4 million of net repayments on the Credit Facility and $5.7 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.064 per common share for each of the three months, April, May, and June 2017 and a supplemental distribution of $0.06 per common share for June 2017. In July 2017, our Board of Directors declared a monthly distribution of $0.064 per common share for each of July, August, and September 2017. Our Board of Directors declared these distributions based on estimates of taxable income for the fiscal year ending March 31, 2018.

For federal income tax purposes, we determine the tax characterization of our common distributions as of the end of our fiscal year based upon our taxable income for the full fiscal year and distributions paid during the full fiscal year. The characterization of the common stockholder distributions declared and paid for the year ending March 31, 2018 will be determined after the 2018 fiscal year-end based upon our taxable income for the full year and distributions paid during the full year. Such a characterization made on an interim, quarterly basis may not be representative of the actual full year characterization.

For the year ended March 31, 2017, distributions to common stockholders totaled $22.7 million and were less than our taxable income for the same year, when also taking into account spillover amounts under Section 855(a) of the Code with respect to the prior year. At March 31, 2017, we elected to treat $8.2 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.3 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and increased Accumulated net realized gain (loss) and Net investment income in excess of distributions. As of June 30, 2017, we recorded a $0.4 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and increased Net investment income in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.140625 per share to holders of our Series B Term Preferred Stock, (ii) $0.135417 per share to holders of our Series C Term Preferred Stock, and (iii) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the three months, April, May, and June 2017.

In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare (the “Plan Agent”). This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. The Plan Agent purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

Equity

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock or debt securities, including through concurrent, separate offerings of such securities. We currently have the ability to issue up to $221.3 million in securities under the registration statement.

Common Stock

Pursuant to our current registration statement on Form N-2 (File No. 333-204996), in May 2017, we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then current NAV of $9.95 per share. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, were $18.7 million, which were used to repay borrowings under the Credit Facility and for other general corporate purposes. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments, which resulted in gross proceeds of $1.5 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, of $1.4 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has predominantly since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On July 31, 2017, the closing market price of our common stock was $9.68 per share, which represented a 2.0% discount to our NAV per share of $9.88 as of June 30, 2017. To the extent that our common stock continues to trade at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2016 Annual Meeting of Stockholders held on August 4, 2016, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2017 Annual Meeting of Stockholders, scheduled to take place on August 3, 2017, we intend to again ask our stockholders to vote in favor of a similar proposal to be in effect for another year.

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

Our Series B Term Preferred Stock is not convertible into our common stock or any other security. Our Series B Term Preferred Stock provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates to $2.8 million per year). We are required to redeem all shares of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series B Term Preferred Stock, and (2) if we fail to maintain asset coverage of at least 200%, we are required to redeem a portion of our outstanding Series B Term Preferred Stock or otherwise cure the asset coverage redemption trigger (and we may also redeem additional securities to cause the asset coverage to be 215%). We may also voluntarily redeem all or a portion of our Series B Term Preferred Stock at our sole option at the redemption price at any time on or after December 31, 2017.

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

Our Series C Term Preferred Stock is not convertible into our common stock or any other security. Our Series C Term Preferred Stock provides for a fixed dividend equal to 6.50% per year, payable monthly (which equates to $2.6 million per year). We are required to redeem all shares of our outstanding Series C Term Preferred Stock on May 31, 2022, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series C Term Preferred Stock, and (2) if we fail to maintain asset coverage of at least 200%, we are required to redeem a portion of our outstanding Series C Term Preferred Stock or otherwise cure the asset coverage redemption trigger (and we may also redeem additional securities to cause the asset coverage to be 215%). We may also voluntarily redeem all or a portion of our Series C Term Preferred Stock at our sole option at the redemption price at any time on or after May 31, 2018.

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

Our Series D Term Preferred Stock is not convertible into our common stock or any other security. Our Series D Term Preferred Stock provides for a fixed dividend equal to 6.25% per year, payable monthly (which equates to $3.6 million per year). We are required to redeem all shares of our outstanding Series D Term Preferred Stock on September 30, 2023, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series D Term Preferred Stock, and (2) if we fail to maintain asset coverage of at least 200% and are unable to correct such failure within a specific amount of time, we are required to redeem a portion of our outstanding Series D Term Preferred Stock or otherwise cure the asset coverage redemption trigger (and we may also redeem additional securities to cause the asset coverage to be 240%). We may also voluntarily redeem all or a portion of our Series D Term Preferred Stock at our sole option at the redemption price at any time on or after September 30, 2018.

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock) as of June 30, 2017 was 273.8%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to shareholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of (a) $210.0 million or (b) $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.6 million as of June 30, 2017, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2017, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $454.8 million, asset coverage on our senior securities representing indebtedness of 1,197.6%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2017, we had availability, after adjustments for various constraints based on collateral quality, of approximately $110.5 million under the Credit Facility and were in compliance with all covenants under the Credit Facility. As of July 31, 2017, we had availability, before adjustments for various constraints based on collateral quality, of $135.2 million under the Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2017 and March 31, 2017, we had unrecognized, contractual off-balance sheet success fee receivables of $24.1 million and $24.2 million (or approximately $0.74 and $0.80 per common share), respectively, on our debt investments. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of June 30, 2017 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $2.0 million of obligations of Country Club Enterprises, LLC. The guaranty expires in February 2018, unless renewed. As of June 30, 2017, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of June 30, 2017, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$34,000	$—	$—	$34,000	$—
Mandatorily redeemable preferred stock	139,150	—	—	81,650	57,500
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	59,070	11,626	23,259	19,693	4,492

Total	$237,316	$11,626	$23,259	$140,439	$61,992

(A)	Excludes unused line of credit commitments, uncalled capital commitments and guaranties to our portfolio companies in the aggregate principal amount of $5.0 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)	Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2017. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3—Investments in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate equity securities. For loans that have been rated by an SEC-registered Nationally Recognized Statistical Rating Organization (“NRSRO”), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss, if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of Lower Middle Market companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the Lower Middle Market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

The following table reflects risk ratings for all loans in our portfolio as of June 30, 2017 and March 31, 2017:

Rating	June 30, 2017	March 31, 2017
Highest	10.0	10.0
Average	6.3	6.1
Weighted Average	6.8	6.5
Lowest	3.0	3.0

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

In an effort to limit certain federal excise taxes imposed on RICs, we generally intend to distribute to our stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2017 and March 31, 2017.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of June 30, 2017, our portfolio consisted of the following breakdown based on the total principal balance of all outstanding debt investments:

97.2%	Variable rates with a floor
2.8	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2017 from that disclosed in our Annual Report for the fiscal year ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on May 15, 2017. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
Julia Ryan
Chief Financial Officer and Treasurer

Date: August 1, 2017

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.1.b	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.1.c	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.1.d	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.3	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

4.4	Specimen 6.25% Series D Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.