Form 10-Q
period 2017-09-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2017-11-01
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of October 31, 2017, was 32,526,223.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	March 31,
	2017	2017
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $206,952 and $225,046, respectively)	$221,482	$223,451
Affiliate investments (Cost of $305,908 and $278,811, respectively)	286,574	262,086
Control investments (Cost of $21,512 and $21,312 respectively)	12,118	16,042
Cash and cash equivalents	2,433	2,868
Restricted cash and cash equivalents	422	1,231
Interest receivable	2,375	2,305
Due from custodian	2,043	2,238
Deferred financing costs, net	1,319	1,588
Other assets, net	952	3,386

TOTAL ASSETS	$529,718	$515,195

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $56,700 and $69,700, respectively)	$56,700	$69,700
Secured borrowing	5,096	5,096

Total borrowings	61,796	74,796
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 6,356,000 shares authorized; 5,566,000 shares issued and outstanding, net	135,225	134,835
Accounts payable and accrued expenses	956	578
Fees due to Adviser(A)	1,786	1,671
Fee due to Administrator(A)	201	296
Other liabilities	1,206	1,937

TOTAL LIABILITIES	$201,170	$214,113

Commitments and contingencies(B)
NET ASSETS	$328,548	$301,082

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,526,223 and 30,270,958 shares issued and outstanding, respectively	$33	$30
Capital in excess of par value	329,731	310,332
Cumulative net unrealized depreciation of investments	(14,198)	(23,590)
Net investment income in excess of distributions	6,784	7,283
Accumulated net realized gain	6,198	7,027

TOTAL NET ASSETS	$328,548	$301,082

NET ASSET VALUE PER SHARE AT END OF PERIOD	$10.10	$9.95

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$4,587	$4,357	$9,053	$8,862
Affiliate investments	6,408	7,168	12,480	14,082
Control investments	210	204	416	413
Cash and cash equivalents	8	1	10	1

Total interest income	11,213	11,730	21,959	23,358
Dividend income
Non-Control/Non-Affiliate investments	1,770	12	1,770	16
Affiliate investments	—	—	865	2,750

Total dividend income	1,770	12	2,635	2,766
Success fee income
Non-Control/Non-Affiliate investments	149	—	2,158	—

Total success fee income	149	—	2,158	—
Other income	—	2	—	13

Total investment income	13,132	11,744	26,752	26,137

EXPENSES
Base management fee(A)	2,554	2,489	5,070	4,998
Loan servicing fee(A)	1,485	1,722	3,049	3,403
Incentive fee(A)	1,295	549	2,467	2,249
Administration fee(A)	201	275	508	574
Interest expense on borrowings	754	953	1,483	1,924
Dividends on mandatorily redeemable preferred stock	2,251	2,115	4,502	4,180
Amortization of deferred financing costs and discounts	367	481	734	962
Professional fees	260	194	579	386
Other general and administrative expenses	626	690	1,698	891

Expenses before credits from Adviser	9,793	9,468	20,090	19,567

Credits to base management fee — loan servicing fee(A)	(1,485)	(1,722)	(3,049)	(3,403)
Credits to fees from Adviser — other(A)	(926)	(1,114)	(1,474)	(1,951)

Total expenses, net of credits to fees	7,382	6,632	15,567	14,213

NET INVESTMENT INCOME	5,750	5,112	11,185	11,924

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	37	(12)	978	(165)
Affiliate investments	(80)	3	144	18,792
Control investments	—	(2)	—	(3)
Other	—	(182)	—	(257)

Total net realized gain (loss)	(43)	(193)	1,122	18,367
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	14,293	(8,136)	16,124	(919)
Affiliate investments	(4,945)	1,977	(2,610)	(13,972)
Control investments	(1,499)	1,138	(4,124)	8,957
Other	—	—	—	75

Total net unrealized appreciation (depreciation)	7,849	(5,021)	9,390	(5,859)

Net realized and unrealized gain (loss)	7,806	(5,214)	10,512	12,508

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,556	$(102)	$21,697	$24,432

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.18	$0.17	$0.35	$0.39

Net increase (decrease) in net assets resulting from operations	0.42	—	0.68	0.81

Distributions	0.19	0.19	0.44	0.38
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,526,223	30,270,958	32,003,128	30,270,958

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2017	2016
OPERATIONS
Net investment income	$11,185	$11,924
Net realized gain on investments	1,122	18,624
Net realized loss on other	—	(257)
Net unrealized appreciation (depreciation) of investments	9,390	(5,934)
Net unrealized appreciation of other	—	75

Net increase in net assets from operations	21,697	24,432

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(12,336)	(11,352)
Distributions to common stockholders from realized gains	(1,951)	—

Net decrease in net assets from distributions	(14,287)	(11,352)

CAPITAL ACTIVITY
Issuance of common stock	21,154	—
Discounts, commissions, and offering costs for issuance of common stock	(1,098)	—

Net increase in net assets from capital activity	20,056	—

TOTAL INCREASE IN NET ASSETS	27,466	13,080
NET ASSETS, BEGINNING OF PERIOD	301,082	279,022

NET ASSETS, END OF PERIOD	$328,548	$292,102

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$21,697	$24,432
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(31,648)	(31,186)
Principal repayments of investments	17,610	16,661
Net proceeds from the sale of investments	5,796	28,479
Net realized gain on investments	(1,214)	(18,662)
Net realized loss on other	—	257
Net unrealized (appreciation) depreciation of investments	(9,390)	5,934
Net unrealized appreciation of other	—	(75)
Amortization of premiums, discounts, and acquisition costs, net	(6)	—
Amortization of deferred financing costs and discounts	734	962
Bad debt expense, net of recoveries	575	(186)
Changes in assets and liabilities:
Decrease in restricted cash and cash equivalents	808	464
(Increase) decrease in interest receivable	(524)	818
Decrease (increase) in due from custodian	195	(1,051)
Decrease in other assets, net	2,469	2,885
Increase (decrease) in accounts payable and accrued expenses	378	(71)
Increase (decrease) in fees due to Adviser(A)	115	(1,290)
Decrease in fee due to Administrator(A)	(95)	(36)
Decrease in other liabilities	(637)	(481)

Net cash provided by operating activities	6,863	27,854

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	21,154	—
Discounts, commissions, and offering costs for issuance of common stock	(1,090)	—
Proceeds from line of credit	49,600	37,200
Repayments on line of credit	(62,600)	(68,700)
Proceeds from issuance of mandatorily redeemable preferred stock	—	57,500
Redemption of mandatorily redeemable preferred stock	—	(40,000)
Deferred financing and offering costs	(75)	(1,886)
Distributions paid to common stockholders	(14,287)	(11,352)

Net cash used in financing activities	(7,298)	(27,238)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(435)	616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,868	4,481

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,433	$5,097

CASH PAID FOR INTEREST	$1,135	$1,730

NON-CASH ACTIVITIES(B)	$9,379	$—

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	2017: Significant non-cash operating activities consisted principally of the following transaction:

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 67.4%
Secured First Lien Debt – 34.3%
Chemicals, Plastics, and Rubber – 3.0%
Drew Foam Companies, Inc. – Term Debt (13.5%, Due 12/2017)(Q)	$9,913	$9,913	$9,989

Containers, Packaging, and Glass – 2.9%
Frontier Packaging, Inc. – Term Debt (12.0%, Due 12/2019)(L)	9,500	9,500	9,500

Diversified/Conglomerate Services – 11.2%
Counsel Press, Inc. – Line of Credit, $500 available (13.0% (1.0% Unused Fee), Due 3/2018)(L)	—	—	—
Counsel Press, Inc. – Term Debt (13.0%, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (14.2%, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (12.7%, Due 12/2020)(L)	13,290	13,290	13,290

		36,790	36,790

Farming and Agriculture – 4.9%
Jackrabbit, Inc. – Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (12.5%, Due 5/2018)(L)	5,000	5,000	5,000

		16,000	16,000

Leisure, Amusement, Motion Pictures, and Entertainment – 4.0%
Schylling, Inc. – Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 6.1%
SBS Industries, LLC – Line of Credit, $1,500 available (10.0% (1.0% Unused Fee), Due 6/2018)(L)	—	—	—
SBS Industries, LLC – Term Debt (14.0%, Due 6/2020)(L)	19,957	19,957	19,957

		19,957	19,957

Oil and Gas – 1.0%
Tread Corporation – Line of Credit, $634 available (12.5%, Due 2/2018)(G)(L)	3,216	3,216	3,216

Personal, Food, and Miscellaneous Services – 1.2%
B-Dry, LLC – Line of Credit, $100 available (1.5% (0.8% Unused Fee), Due 12/2018)(L)	4,550	4,550	3,980
B-Dry, LLC – Term Debt (1.5%, Due 12/2019)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (1.5%, Due 12/2019)(L)	840	840	—

		11,833	3,980

Total Secured First Lien Debt		$120,290	$112,513

Secured Second Lien Debt – 9.2%
Automobile – 1.2%
Country Club Enterprises, LLC – Term Debt (18.7%, Due 5/2018)(L)	$4,000	$4,000	$4,000

Cargo Transport – 4.0%
Diligent Delivery Systems – Term Debt (10.0%, Due 11/2022)(Q)	13,000	12,905	13,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.0%
Ginsey Home Solutions, Inc. – Term Debt (13.5%, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,205	$30,300

Preferred Equity – 14.3%
Automobile – 0.7%
Country Club Enterprises, LLC – Preferred Stock(C)(L)	7,304,792	$7,725	$2,169
Country Club Enterprises, LLC – Guaranty ($2,000)(V)	—	—	—

		$7,725	$2,169

Chemicals, Plastics, and Rubber – 1.1%
Drew Foam Companies, Inc. – Preferred Stock(C)(Q)	34,045	$3,375	$3,456

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,373

Diversified/Conglomerate Services – 7.6%
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	5,446
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	19,424

		12,655	24,870

Farming and Agriculture – 1.0%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	2,271
Star Seed, Inc. – Preferred Stock(C)(L)	1,499	1,499	978

		5,055	3,249

Home and Office Furnishings, Housewares, and Durable Consumer Products – 2.5%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	8,359

Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.5%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,772	1,724

Oil and Gas – 0.5%
Tread Corporation – Preferred Stock(C)(L)	12,998,639	3,768	1,732

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Preferred Stock(C)(L)	260	167	159

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$52,989	$47,091

Common Equity – 9.6%
Cargo Transport – 0.9%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	$500	$2,832

Chemicals, Plastics, and Rubber – 5.3%
Drew Foam Companies, Inc. – Common Stock(C)(Q)	5,372	63	17,477

Containers, Packaging, and Glass – 3.1%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	10,142

Farming and Agriculture – 0.0%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	—
Star Seed, Inc. – Common Stock(C)(L)	600	1	—

		95	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	—

Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(L)	10,089,048	753	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Stock(C)(L)	975	—	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Utilities – 0.3%
AquaVenture Holdings Limited – Common Stock(C)(S)(U)	83,453	1,375	1,127

Total Common Equity		$3,468	$31,578

Total Non-Control/Non-Affiliate Investments		$206,952	$221,482

AFFILIATE INVESTMENTS(O) – 87.2%
Secured First Lien Debt – 52.1%
Automobile – 2.6%
Meridian Rack & Pinion, Inc.(M) – Term Debt (13.5%, Due 12/2018)(K)	$9,660	$9,660	$8,501

Beverage, Food, and Tobacco – 2.8%
Head Country, Inc. – Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050

Chemicals, Plastics, and Rubber – 4.6%
GI Plastek, Inc. – Term Debt (13.3%, Due 7/2020)(L)	15,000	15,000	15,000

Diversified/Conglomerate Manufacturing – 7.7%
Alloy Die Casting Co.(M) – Term Debt (13.5%, Due 10/2018)(G)(K)	12,215	12,215	7,634
Alloy Die Casting Co.(M) – Term Debt (13.5%, Due 10/2018)(G)(K)	175	175	109
Alloy Die Casting Co.(M) – Term Debt (Due 10/2018)(K)(R)	910	910	574
D.P.M.S., Inc. – Term Debt (10.0%, Due 10/2021)(I)(L)	8,795	8,795	6,354
Edge Adhesives Holdings, Inc.(M) – Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	8,556
Edge Adhesives Holdings, Inc.(M) – Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,220

		33,795	25,447

Diversified/Conglomerate Services – 6.4%
JR Hobbs Co. – Atlanta, LLC – Term Debt (13.0%, Due 2/2022)(L)	21,000	21,000	21,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.2%
Brunswick Bowling Products, Inc. – Term Debt (16.3%, Due 5/2020)(L)	11,307	11,307	11,307
Old World Christmas, Inc. – Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770

		27,077	27,077

Leisure, Amusement, Motion Pictures, and Entertainment – 5.8%
SOG Specialty Knives & Tools, LLC – Term Debt (13.3%, Due 8/2020)(L)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (14.8%, Due 8/2020)(L)	12,200	12,200	12,200
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	538

		18,938	18,938
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.9%
Pioneer Square Brands, Inc. – Line of Credit, $1,200 available (10.2% (1.0% Unused Fee), Due 2/2018)(T)	1,800	1,800	1,800
Pioneer Square Brands, Inc. – Term Debt (13.2%, Due 8/2022)(T)	21,000	21,000	21,000

		22,800	22,800

Telecommunications – 4.3%
B+T Group Acquisition, Inc.(M) – Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000

Textiles and Leather – 2.8%
Logo Sportswear, Inc. – Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200

Total Secured First Lien Debt		$180,520	$171,013

Secured Second Lien Debt – 11.8%
Diversified/Conglomerate Manufacturing – 2.9%
Precision Southeast, Inc. – Term Debt (14.0%, Due 9/2020)(G)(L)	$9,618	$9,618	$9,618

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.9%
Cambridge Sound Management, Inc. – Term Debt (13.0%, Due 8/2021)(L)	$16,000	$16,000	$16,000

Personal and Non-Durable Consumer Products (Manufacturing Only) – 4.0%
The Mountain Corporation – Term Debt (13.7%, Due 8/2021)(L)	18,600	18,600	13,257
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,000	1,000	—

		19,600	13,527

Total Secured Second Lien Debt		$45,218	$38,875

Preferred Equity – 23.3%
Automobile – 0.1%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$311

Beverage, Food, and Tobacco – 1.6%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	5,117

Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock(C)(L)	3,600	3,600	—

Chemicals, Plastics, and Rubber – 1.2%
GI Plastek, Inc. – Preferred Stock(C)(L)	5,150	5,150	3,898

Diversified/Conglomerate Manufacturing – 0.8%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	—
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	—
Precision Southeast, Inc. – Preferred Stock(C)(L)	37,391	3,739	2,776

		14,468	2,776

Diversified/Conglomerate Services – 2.4%
JR Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	7,901

Home and Office Furnishings, Housewares, and Durable Consumer Products – 12.1%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	9,887
Cambridge Sound Management, Inc. – Preferred Stock(C)(L)	4,500	4,500	19,381
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	10,667

		15,623	39,935

Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.7%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(T)	5,502	5,500	5,500

		12,399	5,500

Telecommunications – 0.1%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	327

Textiles and Leather – 3.3%
Logo Sportswear, Inc. – Preferred Stock(C)(L)	1,550	1,550	10,921

Total Preferred Equity		$80,036	$76,686

Common Equity – 0.0%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock(C)(L)	545	$—	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	$41	$—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—
Precision Southeast, Inc. – Common Stock(C)(L)	90,909	91	—

		133	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$134	$—

Total Affiliate Investments		$305,908	$286,574

CONTROL INVESTMENTS(P) – 3.7%:
Secured First Lien Debt – 1.5%
Aerospace and Defense – 1.5%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (6.5% (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000

Secured Second Lien Debt – 1.5%
Aerospace and Defense – 1.5%
Galaxy Tool Holding Corporation – Term Debt (10.0%, Due 8/2019)(L)	$5,000	$5,000	$5,000

Preferred Equity – 0.7%
Aerospace and Defense – 0.7%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$2,118

Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$12,118

TOTAL INVESTMENTS – 158.3%		$534,372	$520,174

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $451.8 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2017, our investment in AquaVenture Holdings Limited (“AquaVenture”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents 0.2% of total investments, at fair value.
(B)	Interest rate percentages represent the cash interest rates in effect at September 30, 2017, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate, which was 1.2% as of September 30, 2017. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2017.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2017.
(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Fair value was based on the closing market price of our shares as of the reporting date. AquaVenture is traded on the New York Stock Exchange under the trading symbol “WAAS.”
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended September 30, 2017 best represents fair value as of September 30, 2017.
(U)	As of September 30, 2017, our investment in AquaVenture was valued using Level 1 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(V)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 74.2%
Secured First Lien Debt – 36.1%
Chemicals, Plastics, and Rubber – 3.3%
Drew Foam Companies, Inc. – Term Debt (13.5%, Due 8/2017)(L)	$9,913	$9,913	$9,913

Containers, Packaging, and Glass – 3.2%
Frontier Packaging, Inc. – Term Debt (12.0%, Due 12/2019)(L)	9,500	9,500	9,500

Diversified/Conglomerate Services – 12.2%
Counsel Press, Inc. – Line of Credit, $500 available (12.8% (1.0% Unused Fee), Due 3/2018)(L)	—	—	—
Counsel Press, Inc. – Term Debt (12.8%, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (14.0%, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (12.5%, Due 12/2020)(L)	13,290	13,290	13,290

		36,790	36,790

Farming and Agriculture – 5.2%
Jackrabbit, Inc. – Term Debt (13.5%, Due 4/2018)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (12.5%, Due 5/2018)(K)	5,000	5,000	4,675

		16,000	15,675

Leisure, Amusement, Motion Pictures, and Entertainment – 4.3%
Schylling, Inc. – Term Debt (13.0%, Due 8/2018)(L)	13,081	13,081	13,081

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 5.7%
Mathey Investments, Inc. – Term Debt (10.0%, Due 3/2018)(L)	1,375	1,375	1,375
Mathey Investments, Inc. – Term Debt (12.0%, Due 3/2018)(L)	3,727	3,727	3,727
Mathey Investments, Inc. – Term Debt (12.5%, Due 3/2018)(I)(L)	3,500	3,500	1,619
SBS Industries, LLC – Term Debt (14.0%, Due 8/2019)(L)	11,355	11,355	10,561

		19,957	17,282

Oil and Gas – 0.7%
Tread Corporation – Line of Credit, $634 available (12.5%, Due 2/2018)(G)(L)	3,216	3,216	2,017

Personal, Food, and Miscellaneous Services – 1.5%
B-Dry, LLC – Line of Credit, $500 available (7.3% (0.8% Unused Fee), Due 12/2018)(L)	4,150	4,150	4,150
B-Dry, LLC – Term Debt (1.5%, Due 12/2019)(L)	6,443	6,443	205
B-Dry, LLC – Term Debt (1.5%, Due 12/2019)(L)	840	840	—

		11,433	4,355

Total Secured First Lien Debt		$119,890	$108,613

Secured Second Lien Debt – 15.2%
Automobile – 1.3%
Country Club Enterprises, LLC – Term Debt (18.7%, Due 5/2017)(L)	$4,000	$4,000	$4,000

Cargo Transport – 4.4%
Diligent Delivery Systems – Term Debt (10.0%, Due 8/2020)(K)	13,000	13,000	13,292

Chemicals, Plastics, and Rubber – 5.1%
Mitchell Rubber Products, Inc. – Term Debt (13.0%, Due 3/2018)(I)(Q)	13,560	13,560	15,230

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Ginsey Home Solutions, Inc. – Term Debt (13.0%, Due 3/2018)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$43,860	$45,822

Preferred Equity – 14.7%
Automobile – 1.7%
Country Club Enterprises, LLC – Preferred Stock(C)(L)	7,245,681	$7,725	$5,256
Country Club Enterprises, LLC – Guaranty ($2,000)(V)	—	—	—

		7,725	5,256

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Chemicals, Plastics, and Rubber – 2.6%
Drew Foam Companies, Inc. – Preferred Stock(C)(L)	34,045	$3,375	$3,878
Mitchell Rubber Products, Inc. – Preferred Stock(C)(Q)	27,900	2,790	3,903

		6,165	7,781

Containers, Packaging, and Glass – 0.5%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	1,373	1,401

Diversified/Conglomerate Services – 6.2%
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	6,117
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	12,471

		12,655	18,588

Farming and Agriculture – 1.1%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	3,421
Star Seed, Inc. – Preferred Stock(C)(L)	1,499	1,499	—

		5,055	3,421

Home and Office Furnishings, Housewares, and Durable Consumer Products – 2.4%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	7,176

Leisure, Amusement, Motion Pictures, and Entertainment – 0.1%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	262

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries, LLC – Preferred Stock(C)(L)	19,935	1,994	—

Oil and Gas – 0.0%
Tread Corporation – Preferred Stock(C)(L)	12,998,639	3,768	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(M) – Preferred Stock(C)(L)	260	167	257

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$55,001	$44,142

Common Equity – 8.2%
Cargo Transport – 0.9%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$2,598

Chemicals, Plastics, and Rubber – 3.8%
Drew Foam Companies, Inc. – Common Stock(C)(L)	5,372	63	11,451
Mitchell Rubber Products, Inc. – Common Stock(C)(Q)	27,900	28	28

		91	11,479

Containers, Packaging, and Glass – 2.4%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	7,364

Farming and Agriculture – 0.0%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	—
Star Seed, Inc. – Common Stock(C)(L)	600	1	—

		95	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
Mathey Investments, Inc. – Common Stock(C)(L)	29,102	777	—
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	—

		999	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(L)	10,089,048	$753	$—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Stock(C)(L)	975	—	—

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	300	—

Utilities – 1.1%
AquaVenture Holdings Limited – Common Stock(C)(S)(U)	201,586	3,397	3,433

Total Common Equity		$6,295	$24,874

Total Non-Control/Non-Affiliate Investments		$225,046	$223,451

AFFILIATE INVESTMENTS(O) – 87.1%
Secured First Lien Debt – 51.4%
Automobile – 2.9%
Meridian Rack & Pinion, Inc.(M) – Term Debt (13.5%, Due 12/2018)(K)	$9,660	$9,660	$8,646

Beverage, Food, and Tobacco – 3.0%
Head Country, Inc. – Term Debt (12.5%, Due 2/2019)(L)	9,050	9,050	9,050

Chemicals, Plastics, and Rubber – 5.0%
GI Plastek, Inc. – Term Debt (13.3%, Due 7/2020)(L)	15,000	15,000	15,000

Diversified/Conglomerate Manufacturing – 9.7%
Alloy Die Casting Co.(M) – Term Debt (13.5%, Due 10/2018)(G)(K)	12,215	12,215	9,772
Alloy Die Casting Co.(M) – Term Debt (13.5%, Due 10/2018)(G)(K)	175	175	140
Alloy Die Casting Co.(M) – Term Debt (Due 10/2018)(K)(R)	910	910	732
D.P.M.S., Inc. – Term Debt (10.0%, Due 10/2021)(I)(L)	8,796	8,796	7,175
Edge Adhesives Holdings, Inc.(M) – Term Debt (12.5%, Due 2/2019)(K)	9,300	9,300	9,207
Edge Adhesives Holdings, Inc.(M) – Term Debt (13.8%, Due 2/2019)(K)	2,400	2,400	2,388

		33,796	29,414

Diversified/Conglomerate Services – 8.0%
JR Hobbs Co. – Atlanta, LLC – Line of Credit, $1,050 available (10.0% (1.0% Unused Fee), Due 2/2018)(T)	2,950	2,950	2,950
JR Hobbs Co. – Atlanta, LLC – Term Debt (13.0%, Due 2/2022)(T)	21,000	21,000	21,000

		23,950	23,950

Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.0%
Brunswick Bowling Products, Inc. – Term Debt (16.3%, Due 5/2020)(L)	11,307	11,307	11,307
Old World Christmas, Inc. – Term Debt (13.3%, Due 10/2019)(L)	15,770	15,770	15,770

		27,077	27,077

Leisure, Amusement, Motion Pictures, and Entertainment – 6.1%
SOG Specialty Knives & Tools, LLC – Term Debt (13.3%, Due 10/2017)(L)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (14.8%, Due 10/2017)(L)	12,200	12,200	12,200

		18,400	18,400

Telecommunications – 4.6%
B+T Group Acquisition, Inc.(M) – Term Debt (13.0%, Due 12/2019)(L)	14,000	14,000	14,000

Textiles and Leather – 3.1%
Logo Sportswear, Inc. – Term Debt (12.5%, Due 3/2020)(L)	9,200	9,200	9,200

Total Secured First Lien Debt		$160,133	$154,737

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Secured Second Lien Debt – 14.7%
Diversified/Conglomerate Manufacturing – 3.2%
Precision Southeast, Inc. – Term Debt (14.0%, Due 9/2020)(L)	$9,618	$9,618	$9,618

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.3%
Cambridge Sound Management, Inc. – Term Debt (13.0%, Due 8/2021)(L)	16,000	16,000	16,000

Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.2%
The Mountain Corporation – Term Debt (13.5%, Due 8/2021)(L)	18,600	18,600	18,600

Total Secured Second Lien Debt		$44,218	$44,218

Preferred Equity – 21.0%
Automobile – 1.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$2,890

Beverage, Food, and Tobacco – 1.9%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	5,752

Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock(C)(L)	3,600	3,600	—

Chemicals, Plastics, and Rubber – 1.9%
GI Plastek, Inc. – Preferred Stock(C)(L)	5,150	5,150	5,754

Diversified/Conglomerate Manufacturing – 0.4%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	4,904	4,904	—
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	1,271
Precision Southeast, Inc. – Preferred Stock(C)(L)	37,391	3,739	—

		14,258	1,271

Diversified/Conglomerate Services – 2.0%
JR Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(T)	5,920	5,920	5,920

Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.8%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	11,329
Cambridge Sound Management, Inc. – Preferred Stock(C)(L)	4,500	4,500	11,046
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	7,135

		15,623	29,510

Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	711

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	153

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

Textiles and Leather – 3.7%
Logo Sportswear, Inc. – Preferred Stock(C)(L)	1,550	1,550	11,170

Total Preferred Equity		$74,326	$63,131

Common Equity – 0.0%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock(C)(L)	545	$—	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	$41	$—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—
Precision Southeast, Inc. – Common Stock(C)(L)	90,909	91	—

		133	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$134	$—

Total Affiliate Investments		$278,811	$262,086

CONTROL INVESTMENTS(P) – 5.3%:
Secured First Lien Debt – 1.6%
Aerospace and Defense – 1.6%
Galaxy Tool Holding Corporation – Line of Credit, $200 available (6.5% (1.0% Unused Fee), Due 8/2019)(L)	$4,800	$4,800	$4,800

Secured Second Lien Debt – 1.7%
Aerospace and Defense – 1.7%
Galaxy Tool Holding Corporation – Term Debt (10.0%, Due 8/2019)(L)	$5,000	$5,000	$5,000

Preferred Equity – 2.0%
Aerospace and Defense – 2.0%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$6,242

Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,312	$16,042

TOTAL INVESTMENTS(W) – 166.6%		$525,169	$501,579

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $448.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017, our investment in AquaVenture Holdings Limited (“AquaVenture”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents 0.7% of total investments, at fair value.
(B)	Interest rate percentages represent the cash interest rates in effect at March 31, 2017, and due date represents the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate, which was 1.0% as of March 31, 2017. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates.
(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2017.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2017.
(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Fair value was based on the closing market price of our shares as of the reporting date less a discount for lack of marketability.
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2017 best represents fair value as of March 31, 2017.
(U)	As of March 31, 2017, our investment in AquaVenture was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(V)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(W)	Cumulative gross unrealized depreciation for federal income tax purposes is $77.9 million; cumulative gross unrealized appreciation for federal income tax purposes is $58.3 million. Cumulative net unrealized depreciation is $19.5 million, based on a tax cost of $521.1 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2018 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on May 15, 2017.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying notes. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities or total net assets, or Statement of Changes in Net Assets and Statement of Cash Flows classifications.

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

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments (where we do not have the ability to effectuate a sale of a portfolio company) using the yield analysis, which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter are generally valued at our original cost basis, as near-measurement date transaction value is a reasonable indicator of fair value.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2017, certain of our loans to Alloy Die Cast Co. (“Alloy Die Casting”), Precision Southeast, Inc., and Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $25.2 million, or 6.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $20.6 million, or 5.7% of the fair value of all debt investments in our portfolio. As of March 31, 2017, certain of our loans to Alloy Die Casting and Tread were on non-accrual status, with an aggregate debt cost basis of $15.6 million, or 4.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $11.9 million, or 3.3% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of September 30, 2017 and March 31, 2017, we did not have any loans with a PIK interest component. During the three and six months ended September 30, 2017 and 2016, we did not record any PIK income, nor did we collect any PIK interest in cash.

Success Fee Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically resulting from an exit or sale.

Dividend Income Recognition

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

As of September 30, 2017 and March 31, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in AquaVenture Holdings Limited, f/k/a Quench Holdings Corp., (“AquaVenture”), which was valued using Level 1 inputs as of September 30, 2017 and Level 2 inputs as of March 31, 2017.

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. In April 2017, we transferred our investment in AquaVenture from Level 2 to Level 1 as a result of the expiration of the lock-up period in connection with AquaVenture’s initial public offering in October 2016. There were no transfers in or out of Level 1, 2 and 3 during the three and six months ended September 30, 2016.

As of September 30, 2017 and March 31, 2017, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Secured first lien debt	$288,526	$—		$—	$288,526
Secured second lien debt	74,175	—		—	74,175
Preferred equity	125,895	—		—	125,895
Common equity/equivalents	31,578	1,127	(A)	—	30,451

Total Investments at September 30, 2017	$520,174	$1,127		$—	$519,047

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2017:
Secured first lien debt	$268,150	$—	$—		$268,150
Secured second lien debt	95,040	—	—		95,040
Preferred equity	113,515	—	—		113,515
Common equity/equivalents	24,874	—	3,433	(B)	21,441

Total Investments at March 31, 2017	$501,579	$—	$3,433		$498,146

(A)	Fair value was determined based on the closing market price of our shares at the reporting date.
(B)	Fair value was determined based on the closing market price of our shares at the reporting date less a discount for lack of marketability as our investment was subject to a 180-day lock-up period, which expired in April 2017.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2017 and March 31, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements
	Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	September 30, 2017		March 31, 2017
Non-Control/Non-Affiliate Investments
Secured first lien debt	$112,513		$108,613
Secured second lien debt	30,300		45,822
Preferred equity	47,091		44,142
Common equity/equivalents	30,451	(A)	21,441	(A)

Total Non-Control/Non-Affiliate Investments	220,355		220,018
Affiliate Investments
Secured first lien debt	171,013		154,737
Secured second lien debt	38,875		44,218
Preferred equity	76,686		63,131
Common equity/equivalents	—		—

Total Affiliate Investments	286,574		262,086
Control Investments
Secured first lien debt	5,000		4,800
Secured second lien debt	5,000		5,000
Preferred equity	2,118		6,242
Common equity/equivalents	—		—

Total Control Investments	12,118		16,042

Total investments at fair value using Level 3 inputs	$519,047		$498,146

(A)	Excludes our investment in AquaVenture with a fair value of $1.1 million and $3.4 million as of September 30, 2017 and March 31, 2017, respectively, which was valued using Level 1 inputs and Level 2 inputs, respectively.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of September 30, 2017 and March 31, 2017. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of September 30, 2017		Fair Value as of March 31, 2017		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of September 30, 2017	Range / Weighted Average as of March 31, 2017
Secured first lien debt	$260,932	(A)	$232,590	(A)	TEV	EBITDA multiple	4.3x – 7.9x / 6.3x	4.3x – 7.9x / 6.2x
						EBITDA	$1,105 – $13,423 / $4,622	$897 – $10,887 / $4,093
						Revenue multiple	0.3x – 0.3x / 0.3x	—
						Revenue	$15,919 – $15,919 / $15,919	—
	27,594		35,560		Yield Analysis	Discount Rate	19.1% – 25.0% / 22.9%	13.1% – 30.3% / 19.7%
Secured second lien debt	74,175	(B)	81,747	(B)	TEV	EBITDA multiple	5.0x – 7.4x / 6.4x	5.3x – 7.4x / 6.4x
						EBITDA	$2,005 – $7,211 / $4,711	$2,357 – $5,824 / $4,588
	—		13,293		Yield Analysis	Discount Rate	—	9.2% – 9.2% / 9.2%
Preferred equity(C)	125,895		113,515		TEV	EBITDA multiple	5.0x – 7.9x / 6.1x	4.8x – 7.9x / 6.3x
						EBITDA	$1,105 – $84,828 / $4,345	$897 – $97,366 / $4,415
						Revenue multiple	0.3x – 0.5x / 0.4x	0.5x – 0.5x / 0.5x
						Revenue	$15,919 – $19,900 / $18,587	$21,662 – $21,662 / $21,662
Common equity/equivalents(D)(E)	30,451		21,441		TEV	EBITDA multiple	4.3x – 7.4x / 5.6x	4.3x – 9.8x / 6.0x
						EBITDA	$1,105 – $5,420 / $2,495	$897 – $13,378 / $3,687
						Revenue multiple	0.3x – 0.5x / 0.3x	0.5x – 0.5x / 0.5x
						Revenue	$15,919 – $19,900 / $16,398	$21,662 – $21,662 / $21,662

Total	$519,047		$498,146

(A)	Fair value as of September 30, 2017 includes two new proprietary debt investments for a combined $22.8 million, which were valued at cost using the transaction price as the unobservable input, and one proprietary debt investment for $10.0 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes two new proprietary debt investments for a combined $24.0 million, which were valued at cost using the transaction price as the unobservable input.
(B)	Fair value as of September 30, 2017 includes one proprietary debt investment for $13.0 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one proprietary debt investment for $15.2 million, which was valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of September 30, 2017 includes one new proprietary equity investment for $5.5 million, which was valued at cost using the transaction price as the unobservable input, and one proprietary equity investment for $3.5 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one new proprietary equity investment for $5.9 million, which was valued at cost using the transaction price as the unobservable input, and one proprietary equity investment for $3.9 million, which was valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of September 30, 2017 includes two proprietary equity investments for a combined $20.3 million, which were valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one proprietary equity investment for $28, which was valued at the expected payoff amount as the unobservable input.
(E)	Fair value as of September 30, 2017 and March 31, 2017 excludes our investment in AquaVenture with a fair value of $1.1 million and $3.4 million, respectively, which was valued using Level 1 inputs and Level 2 inputs, respectively.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and six months ended September 30, 2017 and 2016 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2017:
Fair value as of June 30, 2017	$271,331	$79,924	$111,726	$22,518	$485,499
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	(1,855)	(6,753)	8,669	7,933	7,994
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	23,000	1,004	5,500	—	29,504
Settlements / repayments	(3,950)	—	—	—	(3,950)
Sales	—	—	—	—	—
Transfers	—	—	—	—	—

Fair value as of September 30, 2017	$288,526	$74,175	$125,895	$30,451	$519,047

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six months ended September 30, 2017:
Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146
Total gain (loss):
Net realized gain (loss)(A)	—	—	957	—	957
Net unrealized appreciation (depreciation)(B)	(2,493)	(6,541)	9,797	9,038	9,801
Reversal of previously recorded (appreciation) depreciation upon realization(B)	1,881	(1,670)	(1,113)	777	(125)
New investments, repayments and settlements(C):
Issuances / originations	33,540	1,006	6,487	—	41,033
Settlements / repayments	(12,552)	(13,660)	—	—	(26,212)
Sales	—	—	(3,748)	(805)	(4,553)
Transfers	—	—	—	—	—

Fair value as of September 30, 2017	$288,526	$74,175	$125,895	$30,451	$519,047

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended September 30, 2016:
Fair value as of June 30, 2016	$280,388	$69,990	$113,566	$27,037	$490,981
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	20	20
Net unrealized appreciation (depreciation)(B)	(3,240)	4,506	(1,509)	(4,778)	(5,021)
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	—	—	—
New investments, repayments and settlements(C):
Issuances / originations	1,210	1,000	—	—	2,210
Settlements / repayments	(1,250)	—	—	—	(1,250)
Sales	—	—	(948)	(20)	(968)
Transfers(D)	(15,000)	15,000	—	—	—

Fair value as of September 30, 2016	$262,108	$90,496	$111,109	$22,259	$485,972

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Six months ended September 30, 2016:
Fair value as of March 31, 2016	$280,037	$64,484	$113,550	$29,585	$487,656
Total gain (loss):
Net realized gain (loss)(A)	—	—	—	18,826	18,826
Net unrealized appreciation (depreciation)(B)	(4,954)	5,912	14,095	229	15,282
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	(14,381)	(6,835)	(21,216)
New investments, repayments and settlements(C):
Issuances / originations	4,186	19,600	6,899	501	31,186
Settlements / repayments	(2,161)	(14,500)	—	—	(16,661)
Sales	—	—	(9,054)	(20,047)	(29,101)
Transfers(D)	(15,000)	15,000	—	—	—

Fair value as of September 30, 2016	$262,108	$90,496	$111,109	$22,259	$485,972

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended September 30, 2017 and 2016.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the periods ended September 30, 2017 and 2016.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	Transfers represent $15.0 million of secured first lien debt of Cambridge Sound Management, Inc. (“Cambridge”), which was converted into secured second lien debt in August 2016.

Investment Activity

During the six months ended September 30, 2017, the following significant transactions occurred:

•	In April 2017, we sold our investment in Mitchell Rubber Products, Inc. (“Mitchell”), which resulted in success fee income of $1.7 million and a realized gain of $1.0 million. In connection with the sale, we received net cash proceeds of $19.0 million, including the repayment of our debt investment of $13.6 million at par.

•	In May and June 2017, we sold a portion of our common stock investment in AquaVenture resulting in net cash proceeds of $2.0 million, which represented a return of capital.

•	In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) was merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, we received success fee income of $0.3 million from Mathey. Our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis. In connection with the merger, we also extended a secured first lien revolving line of credit to SBS with a total facility amount of $1.5 million, which was undrawn at the time of the transaction.

•	In August 2017, we invested $28.3 million in Pioneer Square Brands, Inc. (“Pioneer”) through a combination of secured first lien debt and preferred equity. Pioneer, headquartered in Seattle, Washington, is a designer, manufacturer, and marketer of premium mobile technology bags and cases serving a diverse customer base, primarily in the education and corporate sectors.

Investment Concentrations

As of September 30, 2017, our investment portfolio consisted of investments in 34 portfolio companies located in 17 states across 18 different industries with an aggregate fair value of $520.2 million. Our investments in Cambridge, Nth Degree, Inc., Drew Foam Companies, Inc., Counsel Press, Inc., and JR Hobbs Co. – Atlanta, LLC represented our five largest portfolio investments at fair value as of September 30, 2017, and collectively comprised $156.9 million, or 30.2%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of September 30, 2017 and March 31, 2017:

	September 30, 2017				March 31, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$305,810	57.2%	$288,526	55.5%	$284,823	54.3%	$268,150	53.5%
Secured second lien debt	80,424	15.1	74,175	14.3	93,078	17.7	95,040	18.9

Total debt	386,234	72.3	362,701	69.8	377,901	72.0	363,190	72.4
Preferred equity	144,488	27.0	125,895	24.2	140,791	26.8	113,515	22.6
Common equity/equivalents	3,650	0.7	31,578	6.0	6,477	1.2	24,874	5.0

Total equity/equivalents	148,138	27.7	157,473	30.2	147,268	28.0	138,389	27.6

Total investments	$534,372	100.0%	$520,174	100.0%	$525,169	100.0%	$501,579	100.0%

Investments at fair value consisted of the following industry classifications as of September 30, 2017 and March 31, 2017:

	September 30, 2017		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Home and Office Furnishings, Housewares, and Durable Consumer Products	$104,671	20.1%	$93,062	18.6%
Diversified/Conglomerate Services	90,561	17.4	85,248	17.0
Chemicals, Plastics, and Rubber	49,820	9.6	65,156	13.0
Personal and Non-Durable Consumer Products (Manufacturing Only)	41,716	8.0	19,011	3.8
Diversified/Conglomerate Manufacturing	37,841	7.3	40,303	8.0
Leisure, Amusement, Motion Pictures, Entertainment	32,019	6.2	32,453	6.5
Machinery (Non-agriculture, Non-construction, Non-electronic)	21,681	4.2	17,283	3.4
Containers, Packaging, and Glass	21,015	4.0	18,266	3.6
Textiles and Leather	20,121	3.9	20,369	4.1
Farming and Agriculture	19,249	3.7	19,096	3.8
Cargo Transport	15,832	3.0	15,891	3.2
Automobile	14,981	2.9	20,792	4.1
Telecommunications	14,327	2.8	14,000	2.8
Beverage, Food, and Tobacco	14,167	2.7	14,802	3.0
Aerospace and Defense	12,118	2.3	16,042	3.2
Other < 2.0%	10,055	1.9	9,805	1.9

Total investments	$520,174	100.0%	$501,579	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of September 30, 2017 and March 31, 2017:

	September 30, 2017		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$191,769	36.9%	$175,136	34.9%
Northeast	157,514	30.3	159,614	31.8
West	131,601	25.3	123,475	24.6
Midwest	39,290	7.5	43,354	8.7

Total investments	$520,174	100.0%	$501,579	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2017:

		Amount(A)
For the remaining six months ending March 31:	2018	$14,929
For the fiscal years ending March 31:	2019	81,341
	2020	89,253
	2021	101,410
	2022	65,396
	Thereafter	34,000

	Total contractual repayments	$386,329
	Adjustments to cost basis of debt investments	(95)
	Investments in equity securities	148,138

	Total cost basis of investments held as of September 30, 2017:	$534,372

(A)	Subsequent to September 30, 2017, debt investments in one portfolio company with a combined principal balance of $13.3 million, which previously had maturity dates during the fiscal year ending March 31, 2019, were extended to mature during the fiscal year ending March 31, 2022.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2017 and March 31, 2017, we had gross receivables from portfolio companies of $0.9 million and $1.2 million, respectively. The allowance for uncollectible receivables was $0.4 million and $0.3 million as of September 30, 2017 and March 31, 2017, respectively.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Average total assets subject to base management fee(A)	$510,800	$497,800	$507,000	$499,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.0%	1.0%

Base management fee(B)	2,554	2,489	5,070	4,998
Credits to fees from Adviser - other(B)	(926)	(1,114)	(1,474)	(1,951)

Net base management fee	$1,628	$1,375	$3,596	$3,047

Loan servicing fee(B)	1,485	1,722	3,049	3,403
Credits to base management fee - loan servicing fee(B)	(1,485)	(1,722)	(3,049)	(3,403)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee(B)	$1,295	$549	$2,467	$2,249
Credits to fees from Adviser - other(B)	—	—	—	—

Net incentive fee	$1,295	$549	$2,467	$2,249

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $57 and $75 for the three month periods ended September 30, 2017 and 2016, respectively, and $113 and $132 for the six month periods ended September 30, 2017 and 2016, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser and primarily for the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through September 30, 2017, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate unrealized capital appreciation. If such amount is positive at the end of a reporting period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee from our inception through September 30, 2017.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0.3 million and $0 during the three month periods ended September 30, 2017 and 2016, respectively, and $0.3 million during each of the six month periods ended September 30, 2017 and 2016.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,	As of March 31,
	2017	2017
Base management and loan servicing fee due to Adviser, net of credits	$473	$346
Incentive fee due to Adviser	1,303	1,324
Other due to Adviser	10	1

Total fees due to Adviser	$1,786	$1,671
Fee due to Administrator	$201	$296

Total related party fees due	$1,987	$1,967

Net co-investment expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, totaled $54 and $27 as of September 30, 2017 and March 31, 2017, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2017 and March 31, 2017.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of September 30,	As of March 31,
	2017	2017
Commitment amount	$165,000	$165,000
Borrowings outstanding at cost	56,700	69,700
Availability(A)	108,300	95,300

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016
Weighted average borrowings outstanding	$42,037	$75,248	$42,092	$77,549
Effective interest rate(B)	6.3%	4.6%	6.2%	4.5%
Commitment (unused) fees incurred	$195	$140	$386	$273

(A)	Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under our Credit Facility, which equated to an adjusted availability of $105.1 million and $93.4 million as of September 30, 2017 and March 31, 2017, respectively.
(B)	Excludes the impact of deferred financing costs and includes weighted average unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of (a) $210.0 million or (b) $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.6 million as of September 30, 2017, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2017, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $462.5 million, asset coverage on our senior securities representing indebtedness of 819.6%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2017, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At September 30, 2017 and March 31, 2017, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus an unused fee of 0.6%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of September 30, 2017 and March 31, 2017, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present the Credit Facility, carried at fair value as of September 30, 2017 and March 31, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and six months ended September 30, 2017 and 2016:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2017	March 31, 2017
Credit Facility	$56,700	$69,700

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended September 30, 2017:
Fair value at June 30, 2017	$34,000
Borrowings	40,200
Repayments	(17,500)

Fair value at September 30, 2017	$56,700

Six months ended September 30, 2017:
Fair value at March 31, 2017	$69,700
Borrowings	49,600
Repayments	(62,600)

Fair value at September 30, 2017	$56,700

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

The fair value of the collateral under the Credit Facility was $451.8 million and $448.0 million as of September 30, 2017 and March 31, 2017, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.50% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), and our 6.25% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”) outstanding as of September 30, 2017 and March 31, 2017:

As of September 30, 2017:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(3,925)

Term preferred stock, net(C)							$135,225

As of March 31, 2017:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(4,315)

Term preferred stock, net(C)							$134,835

(A)	The optional redemption dates for each of our series of mandatorily redeemable preferred stock are: any time on or after December 31, 2017 for our Series B Term Preferred Stock, any time on or after May 31, 2018 for our Series C Term Preferred Stock, and any time on or after September 30, 2018 for our Series D Term Preferred Stock.
(B)	As of September 30, 2017 and March 31, 2017, the asset coverage on our senior securities that are stock calculated pursuant to Sections 18 and 61 of the 1940 Act was 258.2% and 235.6%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” during the six months ended September 30, 2016.

The following tables summarize dividends declared by our Board of Directors and paid by us on our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock”), Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock during the six months ended September 30, 2017 and 2016:

For the Six Months Ended September 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock(A)
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2017	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833
July 11, 2017	July 21, 2017	July 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	August 21, 2017	August 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	September 20, 2017	September 29, 2017	0.140625	0.135417	0.13020833

		Total	$0.843750	$0.812502	$0.78124998

For the Six Months Ended September 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series A Term Preferred Stock(B)	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock
April 12, 2016	April 22, 2016	May 2, 2016	$0.1484375	$0.140625	$0.135417
April 12, 2016	May 19, 2016	May 31, 2016	0.1484375	0.140625	0.135417
April 12, 2016	June 17, 2016	June 30, 2016	0.1484375	0.140625	0.135417
July 12, 2016	July 22, 2016	August 2, 2016	0.1484375	0.140625	0.135417
July 12, 2016	August 22, 2016	August 31, 2016	0.1484375	0.140625	0.135417
July 12, 2016	September 21, 2016	September 30, 2016	0.1484375	0.140625	0.135417

		Total	$0.8906250	$0.843750	$0.812502

(A)	We issued our Series D Term Preferred Stock on September 26, 2016.
(B)	We voluntarily redeemed all outstanding shares of our Series A Term Preferred Stock on September 30, 2016.

The tax character of dividends paid by us to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, which equals the liquidation preference, less discounts, as of September 30, 2017 and March 31, 2017. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of September 30, 2017 and March 31, 2017, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	September 30, 2017	March 31, 2017
Series B Term Preferred Stock	$41,797	$42,973
Series C Term Preferred Stock	41,280	41,216
Series D Term Preferred Stock	58,581	58,719

Total	$141,658	$142,908

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2017, we have the ability to issue up to $221.3 million in securities under the registration statement.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Numerator: net increase (decrease) in net assets resulting from operations	$13,556	$(102)	$21,697	$24,432
Denominator: basic and diluted weighted average common shares	32,526,223	30,270,958	32,003,128	30,270,958

Basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share	$0.42	$—	$0.68	$0.81

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

We paid the following monthly distributions to our common stockholders for the six months ended September 30, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064
	July 11, 2017	July 21, 2017	July 31, 2017	0.064
	July 11, 2017	August 21, 2017	August 31, 2017	0.064
	July 11, 2017	September 20, 2017	September 29, 2017	0.064

		Six months ended September 30, 2017:		$0.444

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	April 12, 2016	April 22, 2016	May 2, 2016	$0.0625
	April 12, 2016	May 19, 2016	May 31, 2016	0.0625
	April 12, 2016	June 17, 2016	June 30, 2016	0.0625
	July 12, 2016	July 22, 2016	August 2, 2016	0.0625
	July 12, 2016	August 22, 2016	August 31, 2016	0.0625
	July 12, 2016	September 21, 2016	September 30, 2016	0.0625

		Six months ended September 30, 2016:		$0.3750

(A)	Represents a supplemental distribution of $0.06 per share of common stock.

Aggregate distributions to our common stockholders declared quarterly and paid were $14.3 million and $11.4 million for the six months ended September 30, 2017 and 2016, respectively. We determine the tax characterization of distributions to our common stockholders as of the end of our fiscal year, based upon our taxable income for the full year and distributions paid during the full year. Therefore, a determination of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. If we determined the tax characterization of our distributions as of September 30, 2017, 86.5% would be from ordinary income and 13.5% would be from capital gains. For the six months ended September 30, 2017, we recorded $0.7 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Net investment income in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2017, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $8.2 million of the first distributions paid to common stockholders in fiscal year 2018, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2017 and March 31, 2017, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.3 million and $0.5 million as of September 30, 2017 and March 31, 2017, respectively.

Financial Commitments and Obligations

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which expires in February 2018. Under the terms of the agreement, we may be required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility was $0.7 million and $0 as of September 30, 2017 and March 31, 2017, respectively. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of September 30, 2017 and March 31, 2017 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended a guaranty on behalf of one of our portfolio companies. As of September 30, 2017, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risks to be remote and the fair value of the guaranty as of September 30, 2017 and March 31, 2017 to be immaterial.

As of September 30, 2017, the following guaranty was outstanding:

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

The following table summarizes the principal balances of unused line of credit and other uncalled capital commitments and guaranties as of September 30, 2017 and March 31, 2017, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	September 30, 2017	March 31, 2017
Unused line of credit and other uncalled capital commitments	$4,636	$2,884
Guaranties	2,000	2,000

Total	$6,636	$4,884

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Per Common Share Data:
Net asset value, at beginning of period(A)	$9.88	$9.84	$9.95	$9.22
Income from investment operations(B)
Net investment income	0.18	0.17	0.35	0.39
Net realized gain (loss) on sale of investments and other	—	(0.01)	0.04	0.61
Net unrealized appreciation (depreciation) of investments and other	0.24	(0.16)	0.29	(0.19)

Total from investment operations	0.42	—	0.68	0.81
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.19)	(0.19)	(0.38)	(0.38)
Cash distributions to common stockholders from realized gains(C)	—	—	(0.06)	—
Discounts, commissions, and offering costs	—	—	(0.03)	—
Net dilutive effect of equity offering(D)	—	—	(0.04)	—

Total from equity capital activity	(0.19)	(0.19)	(0.51)	(0.38)
Other, net(B)(E)	(0.01)	—	(0.02)	—

Net asset value, at end of period(A)	$10.10	$9.65	$10.10	$9.65

Per common share market value at beginning of period	$9.40	$7.16	$9.07	$7.02
Per common share market value at end of period	9.49	8.89	9.49	8.89
Total investment return(F)	3.02%	26.89%	9.66%	32.92%
Common stock outstanding at end of period(A)	32,526,223	30,270,958	32,526,223	30,270,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$328,548	$292,102	$328,548	$292,102
Average net assets(G)	323,834	296,105	318,751	290,825

Senior Securities Data:
Total borrowings, at cost	$61,796	$68,596	$61,796	$68,596
Mandatorily redeemable preferred stock (H)	139,150	139,150	139,150	139,150

Ratios/Supplemental Data:
Ratio of net expenses to average net assets — annualized(I)	9.12%	8.96%	9.77%	9.77%
Ratio of net investment income to average net assets — annualized(J)	7.10	6.91	7.02	8.20

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic common share data for the corresponding period.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the six months ended September 30, 2017, the dilution is the result of issuing common shares at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.
(I)	Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets – annualized would have been 12.10% and 12.79% for the three months ended September 30, 2017 and 2016, respectively, and 12.61% and 13.46% for the six months ended September 30, 2017 and 2016, respectively.
(J)	Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets—annualized would have been 4.12% and 3.07% for the three months ended September 30, 2017 and 2016, respectively, and 4.18% and 4.52% for the six months ended September 30, 2017 and 2016, respectively.

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the six month periods ended September 30, 2017 and 2016. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b) is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Six Months Ended September 30,
Income Statement	2017	2016
Net sales	$12,361	$12,480
Gross profit	1,931	2,743
Net profit	442	764

NOTE 13. SUBSEQUENT EVENTS

Distributions

In October 2017, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
October 20, 2017	October 31, 2017	$0.065		$0.140625	$0.135417	$0.13020833
November 20, 2017	November 30, 2017	0.065		0.140625	0.135417	0.13020833
December 5, 2017	December 15, 2017	0.060	(A)	—	—	—
December 19, 2017	December 29, 2017	0.065		0.140625	0.135417	0.13020833

	Total for the Quarter:	$0.255		$0.421875	$0.406251	$0.39062499

(A) Denotes supplemental distribution to common stockholders.

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

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through September 30, 2017, we have made 147 consecutive monthly distributions to common stockholders.

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

Additionally, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. For additional information refer to Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of September 30, 2017, our investment portfolio was made up of 72.3% in debt securities and 27.7% in equity securities, at cost.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the six months ended September 30, 2017, we exited one portfolio company with a fair value prior to its sale of $19.2 million, invested $28.3 million in one new portfolio company, and one of our existing portfolio companies merged with and into another one of our portfolio companies, resulting in a net reduction of one company from our portfolio, which was comprised of 34 companies as of September 30, 2017. From our initial public offering in June 2005 through September 30, 2017, we have made investments in 46 companies, excluding investments in syndicated loans, for a total of approximately $955 million, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2017, we had unrecognized, contractual success fees of $26.0 million, or $0.80 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through September 30, 2017, we have completed eleven buyout liquidity events, which, in the aggregate, have generated $85.5 million in net realized gains and $22.0 million in other income upon exit, for a total increase to our net assets of $107.5 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The eleven liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 60.0% from March 2011 through September 30, 2017, and allowed us to pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, and a $0.06 per common share supplemental distribution in June 2017.

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

Although we were able to access the capital markets historically, we believe market conditions continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On October 31, 2017, the closing market price of our common stock was $10.09 per share, which represented a 0.1% discount to our net asset value (“NAV”) of $10.10 per share as of September 30, 2017. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2017 Annual Meeting of Stockholders held on August 24, 2017, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our board of directors (“Board of Directors”) makes certain determinations prior to any such sale. This August 2017 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings (including offerings of additional shares of common stock to cover over-allotments) at a price below the then current NAV per share, once in May and June 2017, once in March and April 2015, and once in October and November 2012. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act), of at least 200.0% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our three series of term preferred stock). As of September 30, 2017, our asset coverage on our senior securities representing indebtedness was 819.6% and our asset coverage on our senior securities that are stock was 258.2%.

Investment Highlights

During the six months ended September 30, 2017, we invested $28.3 million in one new portfolio company, received $30.8 million in proceeds from repayments and sales, and extended $12.7 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and additions to equity, as applicable.

Investment Activity

During the six months ended September 30, 2017, the following significant transactions occurred:

•	In April 2017, we sold our investment in Mitchell Rubber Products, Inc. (“Mitchell”), which resulted in success fee income of $1.7 million and a realized gain of $1.0 million. In connection with the sale, we received net cash proceeds of $19.0 million, including the repayment of our debt investment of $13.6 million at par.

•	In May and June 2017, we sold a portion of our common stock investment in AquaVenture resulting in net cash proceeds of $2.0 million, which represented a return of capital.

•	In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) was merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, we received success fee income of $0.3 million from Mathey. Our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis. In connection with the merger, we also extended a secured first lien revolving line of credit to SBS with a total facility amount of $1.5 million, which was undrawn at the time of the transaction.

•	In August 2017, we invested $28.3 million in Pioneer Square Brands, Inc. (“Pioneer”) through a combination of secured first lien debt and preferred equity. Pioneer, headquartered in Seattle, Washington, is a designer, manufacturer, and marketer of premium mobile technology bags and cases serving a diverse customer base, primarily in the education and corporate sectors.

Recent Developments

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities, including through concurrent, separate offerings of such securities. As of September 30, 2017, we have the ability to issue up to $221.3 million in securities under the registration statement.

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

Executive Officers

In October 2017, our Board of Directors announced that Julia Ryan, the Company’s Chief Financial Officer and Treasurer, had taken a temporary family medical leave of absence and that Nicole Schaltenbrand, the Chief Financial Officer and Treasurer of the Company’s affiliated fund, Gladstone Capital Corporation, will serve as the Company’s Acting Principal Financial Officer during Ms. Ryan’s absence. Ms. Ryan will return to her position as Chief Financial Officer and Treasurer of the Company in January 2018.

Distributions and Dividends

In October 2017, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
October 20, 2017	October 31, 2017	$0.065		$0.140625	$0.135417	$0.13020833
November 20, 2017	November 30, 2017	0.065		0.140625	0.135417	0.13020833
December 5, 2017	December 15, 2017	0.060	(A)	—	—	—
December 19, 2017	December 29, 2017	0.065		0.140625	0.135417	0.13020833

Total for the Quarter:		$0.255		$0.421875	$0.406251	$0.39062499

(A)	Denotes supplemental distribution to common stockholders.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,213	$11,730	$(517)	(4.4)%
Dividend, success fee, and other income	1,919	14	1,905	NM

Total investment income	13,132	11,744	1,388	11.8

EXPENSES
Base management fee	2,554	2,489	65	2.6
Loan servicing fee	1,485	1,722	(237)	(13.8)
Incentive fee	1,295	549	746	135.9
Administration fee	201	275	(74)	(26.9)
Interest and dividend expense	3,005	3,068	(63)	(2.1)
Amortization of deferred financing costs and discounts	367	481	(114)	(23.7)
Other	886	884	2	0.2

Expenses before credits from Adviser	9,793	9,468	325	3.4
Credits to fees from Adviser	(2,411)	(2,836)	425	(15.0)

Total expenses, net of credits to fees	7,382	6,632	750	11.3

NET INVESTMENT INCOME	5,750	5,112	638	12.5

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(43)	(11)	(32)	290.9
Net realized loss on other	—	(182)	182	(100.0)
Net unrealized appreciation (depreciation) of investments	7,849	(5,021)	12,870	NM

Net realized and unrealized gain (loss)	7,806	(5,214)	13,020	NM

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,556	$(102)	$13,658	NM

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.18	$0.17	$0.01	5.9%

Net increase (decrease) in net assets resulting from operations	$0.42	$—	$0.42	NM

NM = Not Meaningful

Investment Income

Total investment income increased by 11.8% for the three months ended September 30, 2017, as compared to the prior year period. This increase was primarily due to an increase in other income, partially offset by a decrease in interest income, which resulted from a decrease in the size of our interest-bearing portfolio for the three months ended September 30, 2017 as compared to the prior year period.

Interest income from our investments in debt securities decreased 4.4% for the three months ended September 30, 2017, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended September 30, 2017 was $351.7 million, compared to $375.9 million for the prior year period. This decrease was primarily due to the pay-off or restructure of $57.9 million of debt investments principally related to the exit or restructure of portfolio companies and $22.0 million of loans placed on non-accrual, partially offset by $45.8 million in new debt investments and $22.1 million in follow-on debt investments to existing portfolio companies originated after September 30, 2016, and their respective impact on the weighted average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.8% for the three months ended September 30, 2017, compared to 12.5% for the prior year period. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At September 30, 2017, certain of our loans to three portfolio companies, Alloy Die Casting Co. (“Alloy Die Casting”), Precision Southeast, Inc. (“Precision”), and Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $25.2 million. At September 30, 2016, our loan to Tread was on non-accrual status, with a debt cost basis of $3.2 million.

Other income for the three months ended September 30, 2017 increased by $1.9 million as compared to the prior year period. During the three months ended September 30, 2017, other income primarily consisted of $1.8 million of dividend income and $0.1 million of success fee income. During the three months ended September 30, 2016, other income primarily consisted of dividend income of $12.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of September 30, 2017		Three months ended September 30, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.	$35,381	6.8%	$532	4.1%
Nth Degree, Inc.	32,714	6.3	432	3.3
Drew Foam Companies, Inc.	30,922	5.9	1,068	8.1
Counsel Press, Inc.	28,946	5.6	798	6.1
J.R. Hobbs Co. – Atlanta, LLC	28,901	5.6	749	5.7

Subtotal—five largest investments	156,864	30.2	3,579	27.3
Other portfolio companies	363,310	69.8	9,545	72.7

Total investment portfolio	$520,174	100.0%	$13,124	100.0%

	As of September 30, 2016		Three months ended September 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$31,937	6.6%	$786	6.7%
Cambridge Sound Management, Inc.	26,061	5.4	520	4.4
The Mountain Corporation	23,628	4.9	642	5.5
Old World Christmas, Inc.	22,143	4.6	534	4.5
GI Plastek Inc.	21,291	4.4	508	4.3

Subtotal—five largest investments	125,060	25.9	2,990	25.4
Other portfolio companies	360,912	74.1	8,754	74.6

Total investment portfolio	$485,972	100.0%	$11,744	100.0%

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 11.3% during the three months ended September 30, 2017, as compared to the prior year period, primarily as a result of an increase in the incentive fee and a decrease in non-contractual, unconditional, and irrevocable credits from the Adviser, partially offset by a decrease in amortization of deferred financing costs and discounts.

The incentive fee increased for the three months ended September 30, 2017 as compared to the prior year period, as pre-incentive fee net investment income increased over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended September 30,
	2017	2016
Average total assets subject to base management fee(A)	$510,800	$497,800
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,554	2,489
Credits to fees from Adviser - other(B)	(926)	(1,114)

Net base management fee	$1,628	$1,375

Loan servicing fee(B)	$1,485	$1,722
Credits to base management fee - loan servicing fee(B)	(1,485)	(1,722)

Net loan servicing fee	$—	$—

Incentive fee(B)	$1,295	$549
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$1,295	$549

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Amortization of deferred financing costs and discounts decreased 23.7% for the three months ended September 30, 2017, as compared to the prior year period, primarily as a result of the write-off of previously deferred costs related to the 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock”) upon its redemption in September 2016, as well as the write-off of previously deferred costs related to our Credit Facility due to the amendment in November 2016, partially offset by the amortization of deferred costs incurred related to the issuance of the Series D Term Preferred Stock in September 2016 and the amendment to the Credit Facility in November 2016.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

There was no significant realized gain (loss) activity during each of the three months ended September 30, 2017 and 2016.

Net Realized Loss on Other

During the three months ended September 30, 2016, we recorded a net realized loss on other of $0.2 million related to the redemption of our Series A Term Preferred Stock in September 2016. There were no realized gains or losses on other during the three months ended September 30, 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended September 30, 2017, we recorded net unrealized appreciation of investments of $7.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended September 30, 2017, were as follows:

	Three Months Ended September 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Drew Foam Companies, Inc.	$—	$5,312	$—	$5,312
Nth Degree, Inc.	—	3,154	—	3,154
Brunswick Bowling Products, Inc.	—	2,305	—	2,305
Cambridge Sound Management, Inc.	—	2,148	—	2,148
Frontier Packaging, Inc.	—	2,010	—	2,010
Tread Corporation	—	1,732	—	1,732
J.R. Hobbs Co. - Atlanta, LLC	—	1,547	—	1,547
Ginsey Home Solutions, Inc.	—	1,368	—	1,368
Precision Southeast, Inc.	—	1,149	—	1,149
Head Country, Inc.	—	862	—	862
Star Seed, Inc.	—	539	—	539
Counsel Press, Inc.	—	512	—	512
SBS Industries, LLC	—	275	—	275
Diligent Delivery Systems	—	(278)	—	(278)
B-Dry, LLC	—	(341)	—	(341)
Old World Christmas, Inc.	—	(394)	—	(394)
D.P.M.S., Inc.	—	(517)	—	(517)
Meridian Rack & Pinion, Inc.	—	(823)	—	(823)
Alloy Die Casting Co.	—	(998)	—	(998)
Logo Sportswear, Inc.	—	(1,116)	—	(1,116)
Galaxy Tool Holding Corporation	—	(1,499)	—	(1,499)
B+T Group Acquisition, Inc.	—	(2,878)	—	(2,878)
The Mountain, Inc.	—	(6,342)	—	(6,342)
Other, net (<$250 Net)	(43)	122	—	79

Total	$(43)	$7,849	$—	$7,806

The primary drivers of net unrealized appreciation of $7.8 million for the three months ended September 30, 2017, were an increase in the fair value of our investment in Drew Foam Companies, Inc. (“Drew Foam”), increased performance of certain of our other portfolio companies, and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain of our other portfolio companies.

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

The primary driver of net unrealized depreciation of $5.0 million for the three months ended September 30, 2016 was decreased performance of certain of our portfolio companies, which was partially offset by increased performance of certain of our portfolio companies.

Across our entire investment portfolio, we recorded $8.6 million of net unrealized depreciation on our debt positions and $16.4 million of net unrealized appreciation on our equity positions for the three months ended September 30, 2017. At September 30, 2017, the fair value of our investment portfolio was less than our cost basis by $14.2 million, as compared to $22.0 million at June 30, 2017, representing net unrealized appreciation of $7.8 million for the three months ended September 30, 2017. Our entire portfolio had a fair value of 97.3% of cost as of September 30, 2017.

Comparison of the Six Months Ended September 30, 2017 to the Six Months Ended September 30, 2016

	For the Six Months Ended September 30,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$21,959	$23,358	$(1,399)	(6.0)%
Dividend, success fee, and other income	4,793	2,779	2,014	72.5

Total investment income	26,752	26,137	615	2.4

EXPENSES
Base management fee	5,070	4,998	72	1.4
Loan servicing fee	3,049	3,403	(354)	(10.4)
Incentive fee	2,467	2,249	218	9.7
Administration fee	508	574	(66)	(11.5)
Interest and dividend expense	5,985	6,104	(119)	(1.9)
Amortization of deferred financing costs and discounts	734	962	(228)	(23.7)
Other	2,277	1,277	1,000	78.3

Expenses before credits from Adviser	20,090	19,567	523	2.7
Credits to fees from Adviser	(4,523)	(5,354)	831	(15.5)

Total expenses, net of credits to fees	15,567	14,213	1,354	9.5

NET INVESTMENT INCOME	11,185	11,924	(739)	(6.2)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	1,122	18,624	(17,502)	(94.0)
Net realized loss on other	—	(257)	257	(100.0)
Net unrealized appreciation (depreciation) of investments	9,390	(5,934)	15,324	NM
Net unrealized appreciation of other	—	75	(75)	(100.0)

Net realized and unrealized gain	10,512	12,508	(1,996)	(16.0)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$21,697	$24,432	$(2,735)	(11.2)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.35	$0.39	$(0.04)	(10.3)%

Net increase in net assets resulting from operations	$0.68	$0.81	$(0.13)	(16.0)

NM = Not Meaningful

Investment Income

Total investment income increased by 2.4% for the six months ended September 30, 2017, as compared to the prior year period. This increase was primarily due to an increase in other income, partially offset by a decrease in interest income, which resulted from a decrease in the size of our interest-bearing portfolio for the six months ended September 30, 2017 as compared to the prior year period.

Interest income from our investments in debt securities decreased 6.0% for the six months ended September 30, 2017, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended September 30, 2017 was $346.1 million, compared to $371.5 million for the prior year period. This decrease was primarily due to the pay-off or restructure of $57.9 million of debt investments principally related to the exit or restructure of portfolio companies and $22.0 million of loans placed on non-accrual, partially offset by $45.8 million in new debt investments and $22.1 million in follow-on debt investments to existing portfolio companies originated after September 30, 2016, and their respective impact on the weighted average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 12.7% for the six months ended September 30, 2017, compared to 12.6% for the prior year period. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At September 30, 2017, certain of our loans to three portfolio companies, Alloy Die Casting, Precision, and Tread, were on non-accrual status, with an aggregate debt cost basis of $25.2 million. At September 30, 2016, our loan to Tread was on non-accrual status, with a debt cost basis of $3.2 million.

Other income for the six months ended September 30, 2017 increased 72.5% from the prior year period. During the six months ended September 30, 2017, other income primarily consisted of $2.6 million of dividend income and $2.2 million of success fee income. During the six months ended September 30, 2016, other income primarily consisted of $2.8 million of dividend income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of September 30, 2017		Six months ended September 30, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.	$35,381	6.8%	$1,057	3.9%
Nth Degree, Inc.	32,714	6.3	853	3.2
Drew Foam Companies, Inc.	30,922	5.9	1,407	5.3
Counsel Press, Inc.	28,946	5.6	1,576	5.9
J.R. Hobbs Co. – Atlanta, LLC	28,901	5.6	1,537	5.7

Subtotal—five largest investments	156,864	30.2	6,430	24.0
Other portfolio companies	363,310	69.8	20,312	76.0

Total investment portfolio	$520,174	100.0%	$26,742	100.0%

	As of September 30, 2016		Six months ended September 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$31,937	6.6%	$1,563	6.0%
Cambridge Sound Management, Inc.	26,061	5.4	1,013	3.9
The Mountain Corporation(A)	23,628	4.9	1,011	3.9
Old World Christmas, Inc.	22,143	4.6	1,062	4.1
GI Plastek, Inc.	21,291	4.4	1,010	3.9

Subtotal—five largest investments	125,060	25.9	5,659	21.8
Other portfolio companies	360,912	74.1	20,478	78.2

Total investment portfolio	$485,972	100.0%	$26,137	100.0%

(A)	New investment during the applicable period.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 9.5% during the six months ended September 30, 2017, as compared to the prior year period, primarily as a result of an increase in other expenses and the incentive fee and a decrease in non-contractual, unconditional, and irrevocable credits from the Adviser, partially offset by a decrease in amortization of deferred financing fees and discounts and interest and dividend expense.

The incentive fee increased for the six months ended September 30, 2017 as compared to the prior year period, as pre-incentive fee net investment income increased over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended September 30,
	2017	2016
Average total assets subject to base management fee(A)	$507,000	$499,800
Multiplied by prorated annual base management fee of 2.0%	1.0%	1.0%

Base management fee(B)	5,070	4,998
Credits to fees from Adviser - other(B)	(1,474)	(1,951)

Net base management fee	$3,596	$3,047

Loan servicing fee(B)	$3,049	$3,403
Credits to base management fee - loan servicing fee(B)	(3,049)	(3,403)

Net loan servicing fee	$—	$—

Incentive fee(B)	$2,467	$2,249
Credits to fees from Adviser - other(B)	—	—

Net incentive fee	$2,467	$2,249

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Interest and dividend expense decreased 1.9% during the six months ended September 30, 2017, as compared to the prior year period, primarily due to lower costs of borrowings on our Credit Facility, as the increase in the effective interest rate was more than offset by the decrease in average borrowings outstanding. Interest expense decreased $0.4 million from the prior year period, as the weighted average balance outstanding on our Credit Facility during the six months ended September 30, 2017 was $42.1 million as compared to $77.5 million in the prior year period. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, during the six months ended September 30, 2017 was 6.2% as compared to 4.5% in the prior year period. Dividends on mandatorily redeemable preferred stock increased $0.3 million from the prior year period, during which the Series D Term Preferred Stock was newly issued and only outstanding for a portion of the period and the Series A Term Preferred Stock was outstanding until September 2016.

Amortization of deferred financing costs and discounts decreased 23.7% for the six months ended September 30, 2017 as compared to the prior year period, primarily as a result of the write-off of previously deferred costs related to the Series A Term Preferred Stock upon its redemption in September 2016, as well as the write-off of previously deferred costs related to our Credit Facility due to the amendment in November 2016, partially offset by the amortization of deferred costs incurred related to the issuance of the Series D Term Preferred Stock in September 2016 and the amendment to the Credit Facility in November 2016.

Other expenses increased 78.3% for the six months ended September 30, 2017 as compared to the prior year period, primarily as a result of higher bad debt expense, professional fees, and tax expense.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the six months ended September 30, 2017, we recorded net realized gains on investments of $1.1 million, primarily related to a $1.0 million realized gain from the exit of Mitchell, compared to net realized gains on investments of $18.6 million during the prior year period, primarily related to an $18.8 million realized gain from the exit of Acme Cryogenics, Inc. (“Acme”).

Net Realized Loss on Other

During the six months ended September 30, 2016, we recorded a net realized loss on other of $0.3 million, of which $0.2 million related to the redemption of our Series A Term Preferred Stock in September 2016 and $0.1 million related to the expiration of our interest rate cap agreement in April 2016. There were no realized gains or losses on other during the six months ended September 30, 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended September 30, 2017, we recorded net unrealized appreciation of investments of $9.4 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the six months ended September 30, 2017, were as follows:

	Six Months Ended September 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$8,335	$—	$8,335
Nth Degree, Inc.	—	6,953	—	6,953
Drew Foam Companies, Inc.	—	5,682	—	5,682
Old World Christmas, Inc.	—	3,532	—	3,532
Tread Corporation	—	2,931	—	2,931
Precision Southeast, Inc.	—	2,776	—	2,776
Frontier Packaging, Inc.	—	2,748	—	2,748
Mathey Investments, Inc.	—	—	2,658	2,658
J.R. Hobbs Co. - Atlanta, LLC	—	1,981	—	1,981
SBS Industries, LLC	—	1,741	—	1,741
Star Seed, Inc.	—	1,303	—	1,303
Ginsey Home Solutions, Inc.	—	1,184	—	1,184
B+T Group Acquisition, Inc.	—	327	—	327
Schylling, Inc.	—	(262)	—	(262)
AquaVenture Holdings Limited	—	(265)	(21)	(286)
Head Country, Inc.	—	(635)	—	(635)
Counsel Press, Inc.	—	(671)	—	(671)
SOG Specialty Knives & Tools, LLC	—	(711)	—	(711)
B-Dry, LLC	—	(775)	—	(775)
D.P.M.S., Inc.	—	(821)	—	(821)
Jackrabbit, Inc.	—	(1,150)	—	(1,150)
Brunswick Bowling Products, Inc.	—	(1,442)	—	(1,442)
Mitchell Rubber Products, Inc.	957	—	(2,783)	(1,826)
GI Plastek, Inc.	—	(1,856)	—	(1,856)
Edge Adhesives Holdings, Inc.	—	(2,090)	—	(2,090)
Alloy Die Casting Co.	—	(2,538)	—	(2,538)
Meridian Rack & Pinion, Inc.	—	(2,724)	—	(2,724)
Country Club Enterprises, LLC	—	(3,087)	—	(3,087)
Galaxy Tool Holding Corporation	—	(4,124)	—	(4,124)
The Mountain, Inc.	—	(6,496)	—	(6,496)
Other, net (<$250 Net)	165	(310)	—	(145)

Total	$1,122	$9,536	$(146)	$10,512

The primary drivers of net unrealized appreciation of $9.4 million for the six months ended September 30, 2017, were an increase in the fair value of our investment in Drew Foam, increased performance of certain of our other portfolio companies, and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain of our other portfolio companies.

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

The primary driver of net unrealized depreciation of $5.9 million for the six months ended September 30, 2016, was the reversal of $21.2 million of previously recorded unrealized appreciation on our investment in Acme upon exit, which was partially offset by increased performance of certain of our portfolio companies.

Across our entire investment portfolio, we recorded $8.8 million of net unrealized depreciation on our debt positions and $18.2 million of net unrealized appreciation on our equity positions for the six months ended September 30, 2017. At September 30, 2017, the fair value of our investment portfolio was less than our cost basis by $14.2 million, as compared to $23.6 million at March 31, 2017, representing net unrealized appreciation of $9.4 million for the six months ended September 30, 2017. Our entire portfolio had a fair value of 97.3% of cost as of September 30, 2017.

Net Unrealized Appreciation on Other

During the six months ended September 30, 2016, we recorded net unrealized appreciation on other of $75 due to the reversal of previously recorded depreciation upon the expiration of our interest rate cap agreement in April 2016. There was no unrealized appreciation or depreciation on other during the six months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2017 was $6.9 million, as compared to $27.9 million for the six months ended September 30, 2016. This change was primarily due to lower net proceeds from the sale of investments. Net proceeds from the sale of investments totaled $5.8 million during the six months ended September 30, 2017, compared to $28.5 million during the six months ended September 30, 2016.

As of September 30, 2017, we had equity investments in or loans to 34 portfolio companies with an aggregate cost basis of $534.4 million. As of September 30, 2016, we had equity investments in or loans to 36 portfolio companies with an aggregate cost basis of $522.4 million. The following table summarizes our total portfolio investment activity during the six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,
	2017	2016
Beginning investment portfolio, at fair value	$501,579	$487,656
New investments	28,300	25,500
Disbursements to existing portfolio companies	3,348	5,686
Unscheduled principal repayments	(17,610)	(16,661)
Net proceeds from sales of investments	(5,796)	(28,479)
Net realized gain on investments	957	18,204
Net unrealized appreciation of investments	9,536	15,282
Reversal of net unrealized appreciation of investments	(146)	(21,216)
Amortization of premiums, discounts, and acquisition costs, net	6	—

Ending investment portfolio, at fair value	$520,174	$485,972

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2017:

		Amount(A)
For the remaining six months ending March 31:	2018	$14,929
For the fiscal years ending March 31:	2019	81,341
	2020	89,253
	2021	101,410
	2022	64,396
	Thereafter	34,000

	Total contractual repayments	$386,329
	Adjustments to cost basis of debt investments	(95)
	Investments in equity securities	148,138

	Total cost basis of investments held as of September 30, 2017:	$534,372

(A)	Subsequent to September 30, 2017, debt investments in one portfolio company with a combined principal balance of $13.3 million, which previously had maturity dates during the fiscal year ending March 31, 2019, were extended to mature during the fiscal year ending March 31, 2022.

Financing Activities

Net cash used in financing activities for the six months ended September 30, 2017 was $7.3 million, which consisted primarily of $13.0 million of net repayments on the Credit Facility and $14.3 million in distributions to common stockholders, partially offset by $20.1 million of net proceeds from the issuance of common stock in May 2017, including the partial exercise of the underwriters’ over-allotment option in June 2017. Net cash used in financing activities for the six months ended September 30, 2016 was $27.2 million, which consisted primarily of $31.5 million of net repayments on our Credit Facility, $11.4 million in distributions to common stockholders, and the redemption of our Series A Term Preferred Stock of $40.0 million in September 2016, partially offset by net proceeds from the issuance of our Series D Term Preferred Stock of $55.4 million in September 2016.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.064 per common share for each of the six months from April 2017 through September 2017, and a supplemental distribution of $0.06 per common share for June 2017. In October 2017, our Board of Directors declared a monthly distribution of $0.065 per common share for each of October, November, and December 2017 and a supplemental distribution of $0.06 per common share for December 2017. Our Board of Directors declared these distributions based on estimates of taxable income for the fiscal year ending March 31, 2018.

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

For the year ended March 31, 2017, distributions to common stockholders totaled $22.7 million and were less than our taxable income for the same year, after also taking into account spillover amounts under Section 855(a) of the Code with respect to the prior year. At March 31, 2017, we elected to treat $8.2 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.3 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and increased Accumulated net realized gain (loss) and Net investment income in excess of distributions. As of September 30, 2017, we recorded a $0.7 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and increased Net investment income in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.140625 per share to holders of our Series B Term Preferred Stock, (ii) $0.135417 per share to holders of our Series C Term Preferred Stock, and (iii) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the six months from April 2017 through September 2017. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare (the “Plan Agent”). This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do make such election will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. The Plan Agent purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, as it has predominantly since September 30, 2008, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On October 31, 2017, the closing market price of our common stock was $10.09 per share, which represented a 0.1% discount to our NAV per share of $10.10 as of September 30, 2017. To the extent that our common stock trades at a market price below our NAV per common share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder approval or through a rights offering to existing common stockholders. At our 2017 Annual Meeting of Stockholders held on August 24, 2017, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

Term Preferred Stock

Pursuant to an earlier registration statement on Form N-2 (File No. 333-160720), in March 2012, we completed an offering of 1,600,000 shares of our Series A Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.0 million, and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.0 million, a portion of which was used to repay borrowings under the Credit Facility, with the remaining proceeds being held to make additional investments and for general corporate purposes. Total underwriting discounts and offering costs related to this offering were $2.0 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and which, prior to the redemption in September 2016, were amortized over the period ended February 28, 2017, the mandatory redemption date.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock) as of September 30, 2017 was 258.2%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to shareholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of (a) $210.0 million or (b) $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.6 million as of September 30, 2017, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2017, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $462.5 million, asset coverage on our senior securities representing indebtedness of 819.6%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of September 30, 2017, we had availability, after adjustments for various constraints based on collateral quality, of approximately $105.1 million under the Credit Facility and were in compliance with all covenants under the Credit Facility. As of October 31, 2017, we had availability, before adjustments for various constraints based on collateral quality, of $107.1 million under the Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of September 30, 2017 and March 31, 2017, we had unrecognized, contractual off-balance sheet success fee receivables of $26.0 million and $24.2 million (or approximately $0.80 per common share for each period), respectively, on our debt investments. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of September 30, 2017 to be immaterial.

In addition to the lines of credit and other uncalled capital commitments to our portfolio companies, we have also extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $2.0 million of obligations of Country Club Enterprises, LLC. The guaranty expires in February 2018, unless renewed. As of September 30, 2017, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of September 30, 2017, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$56,700	$—	$—	$56,700	$—
Mandatorily redeemable preferred stock	139,150	—	—	81,650	57,500
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	59,925	12,538	25,086	18,707	3,594

Total	$260,871	$12,538	$25,086	$162,153	$61,094

(A)	Excludes unused line of credit commitments, uncalled capital commitments and guaranties to our portfolio companies in the aggregate principal amount of $6.6 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)	Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of September 30, 2017. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The following table reflects risk ratings for all loans in our portfolio as of September 30, 2017 and March 31, 2017:

Rating	September 30, 2017	March 31, 2017
Highest	10.0	10.0
Average	6.2	6.1
Weighted Average	6.6	6.5
Lowest	3.0	3.0

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

In an effort to limit certain federal excise taxes imposed on RICs, we generally intend to distribute to our stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both September 30, 2017 and March 31, 2017.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of September 30, 2017, our portfolio consisted of the following breakdown based on the total principal balance of all outstanding debt investments:

97.1%	Variable rates with a floor
2.9	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended September 30, 2017 from that disclosed in our Annual Report for the fiscal year ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.2	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.3	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.4	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.5	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.7	First Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.3	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

4.4	Specimen 6.25% Series D Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Acting Principal Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Acting Principal Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

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

GLADSTONE INVESTMENT CORPORATION

By:	/s/ Nicole Schaltenbrand
Nicole Schaltenbrand
Acting Principal Financial Officer

Date: November 1, 2017