Form 10-Q
period 2017-12-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2018-02-06
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of February 5, 2018, was 32,526,223.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	March 31,
	2017	2017
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $205,771 and $225,046, respectively)	$227,631	$223,451
Affiliate investments (Cost of $343,450 and $278,811, respectively)	327,887	262,086
Control investments (Cost of $21,512 and $21,312 respectively)	10,861	16,042
Cash and cash equivalents	2,733	2,868
Restricted cash and cash equivalents	428	1,231
Interest receivable	2,902	2,305
Due from custodian	5,937	2,238
Deferred financing costs, net	1,148	1,588
Other assets, net	1,088	3,386

TOTAL ASSETS	$580,615	$515,195

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $96,600 and $69,700, respectively)	$96,858	$69,700
Secured borrowing	5,096	5,096

Total borrowings	101,954	74,796
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 6,356,000 shares authorized; 5,566,000 shares issued and outstanding, net	135,420	134,835
Accounts payable and accrued expenses	1,233	578
Fees due to Adviser(A)	3,391	1,671
Fee due to Administrator(A)	261	296
Other liabilities	959	1,937

TOTAL LIABILITIES	$243,218	$214,113

Commitments and contingencies(B)
NET ASSETS	$337,397	$301,082

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,526,223 and 30,270,958 shares issued and outstanding, respectively	$33	$30
Capital in excess of par value	329,548	310,332
Cumulative net unrealized depreciation of investments	(4,354)	(23,590)
Cumulative net unrealized appreciation of other	(258)	—
Net investment income in excess of distributions	6,570	7,283
Accumulated net realized gain	5,858	7,027

TOTAL NET ASSETS	$337,397	$301,082

NET ASSET VALUE PER SHARE AT END OF PERIOD	$10.37	$9.95

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$4,593	$4,334	$13,646	$13,196
Affiliate investments	8,780	7,169	21,260	21,251
Control investments	211	204	627	617
Cash and cash equivalents	4	—	14	1

Total interest income	13,588	11,707	35,547	35,065
Dividend income
Non-Control/Non-Affiliate investments	152	4	1,922	20
Affiliate investments	—	440	865	3,190

Total dividend income	152	444	2,787	3,210
Success fee income
Non-Control/Non-Affiliate investments	706	309	2,864	309
Affiliate investments	1,738	914	1,738	914

Total success fee income	2,444	1,223	4,602	1,223
Other income	—	—	—	13

Total investment income	16,184	13,374	42,936	39,511

EXPENSES
Base management fee(A)	2,769	2,441	7,839	7,439
Loan servicing fee(A)	1,567	1,678	4,616	5,081
Incentive fee(A)	2,822	1,178	5,289	3,427
Administration fee(A)	261	251	769	825
Interest expense on borrowings	1,035	825	2,518	2,749
Dividends on mandatorily redeemable preferred stock	2,251	2,251	6,753	6,431
Amortization of deferred financing costs and discounts	366	546	1,100	1,508
Professional fees	231	142	810	528
Other general and administrative expenses	(16)	1,071	1,682	1,962

Expenses before credits from Adviser	11,286	10,383	31,376	29,950

Credits to base management fee – loan servicing fee(A)	(1,567)	(1,678)	(4,616)	(5,081)
Credits to fees from Adviser - other(A)	(1,066)	(535)	(2,540)	(2,486)

Total expenses, net of credits to fees	8,653	8,170	24,220	22,383

NET INVESTMENT INCOME	7,531	5,204	18,716	17,128

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	25	1,251	1,003	1,086
Affiliate investments	—	(4,391)	144	14,401
Control investments	—	—	—	(3)
Other	—	3	—	(254)

Total net realized gain (loss)	25	(3,137)	1,147	15,230
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	7,330	6,905	23,454	5,986
Affiliate investments	3,773	1,702	1,163	(12,270)
Control investments	(1,257)	281	(5,381)	9,238
Other	(258)	—	(258)	75

Total net unrealized appreciation	9,588	8,888	18,978	3,029

Net realized and unrealized gain	9,613	5,751	20,125	18,259

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,144	$10,955	$38,841	$35,387

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.23	$0.17	$0.58	$0.57

Net increase in net assets resulting from operations	0.53	0.36	1.21	1.17

Distributions	0.26	0.19	0.70	0.56

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,526,223	30,270,958	32,178,127	30,270,958

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2017	2016
OPERATIONS
Net investment income	$18,716	$17,128
Net realized gain on investments	1,147	15,484
Net realized loss on other	—	(254)
Net unrealized appreciation of investments	19,236	2,954
Net unrealized appreciation of other	(258)	75

Net increase in net assets from operations	38,841	35,387

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(20,826)	(17,027)
Distributions to common stockholders from realized gains	(1,756)	—

Net decrease in net assets from distributions	(22,582)	(17,027)

CAPITAL ACTIVITY
Issuance of common stock	21,154	—
Discounts, commissions, and offering costs for issuance of common stock	(1,098)	—

Net increase in net assets from capital activity	20,056	—

TOTAL INCREASE IN NET ASSETS	36,315	18,360
NET ASSETS, BEGINNING OF PERIOD	301,082	279,022

NET ASSETS, END OF PERIOD	$337,397	$297,382

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$38,841	$35,387
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(71,188)	(31,186)
Principal repayments of investments	19,610	26,886
Net proceeds from the sale of investments	7,007	36,788
Net realized gain on investments	(1,239)	(15,028)
Net realized loss on other	—	239
Net unrealized appreciation of investments	(19,236)	(2,954)
Net unrealized appreciation of other	258	(75)
Amortization of premiums, discounts, and acquisition costs, net	(11)	—
Amortization of deferred financing costs and discounts	1,100	1,508
Bad debt expense, net of recoveries	302	460
Changes in assets and liabilities:
Decrease in restricted cash and cash equivalents	803	449
(Increase) decrease in interest receivable	(1,051)	44
Increase in due from custodian	(3,699)	(520)
Decrease in other assets, net	2,606	2,230
Increase (decrease) in accounts payable and accrued expenses	655	(65)
Increase (decrease) in fees due to Adviser(A)	1,720	(51)
Decrease in fee due to Administrator(A)	(35)	(60)
Decrease in other liabilities	(885)	(124)

Net cash (used in) provided by operating activities	(24,442)	53,928

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	21,154	—
Discounts, commissions, and offering costs for issuance of common stock	(1,090)	—
Proceeds from line of credit	96,300	45,200
Repayments on line of credit	(69,400)	(96,500)
Proceeds from issuance of mandatorily redeemable preferred stock	—	57,500
Redemption of mandatorily redeemable preferred stock	—	(40,000)
Deferred financing and offering costs	(75)	(3,589)
Distributions paid to common stockholders	(22,582)	(17,027)

Net cash provided by (used in) financing activities	24,307	(54,416)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(135)	(488)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,868	4,481

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,733	$3,993

CASH PAID FOR INTEREST	$1,928	$2,433

NON-CASH ACTIVITIES(B)	$42,977	$8,796

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

(B)	2017: Significant non-cash operating activities consisted principally of the following transactions:

In November 2017, one of our portfolio companies, GI Plastek, Inc. (“GI Plastek”) merged with another one of our portfolio companies, Precision Southeast, Inc. (“Precision”), into a new company, PSI Molded Plastics, Inc. (“PSI Molded”). As a result of this transaction, our debt investments in GI Plastek and Precision, which totaled $15.0 million and $9.6 million, respectively, at principal and cost, were assumed by PSI Molded and combined into a new secured second lien term loan totaling $24.6 million. Our preferred equity investment in GI Plastek, with a cost basis of $5.2 million, and our preferred and common equity investments in Precision, with a combined cost basis of $3.8 million, were converted into a preferred equity investment in PSI Molded with the same cost basis.

In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 67.5%
Secured First Lien Debt – 33.3%
Chemicals, Plastics, and Rubber – 2.9%
Drew Foam Companies, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2018)(Q)	$9,913	$9,913	$9,913

Containers, Packaging, and Glass – 2.8%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 12/2019)(L)	9,500	9,500	9,500

Diversified/Conglomerate Services – 10.9%
Counsel Press, Inc. – Line of Credit, $500 available (L+11.8%, 13.3% Cash (1.0% Unused Fee), Due 3/2018)(L)	—	—	—
Counsel Press, Inc. – Term Debt (L+11.8%, 13.3% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.6% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 13.1% Cash, Due 12/2020)(L)	13,290	13,290	13,290

		36,790	36,790

Farming and Agriculture – 4.7%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 4/2018)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 5/2018)(L)	5,000	5,000	5,000

		16,000	16,000

Leisure, Amusement, Motion Pictures, and Entertainment – 3.9%
Schylling, Inc. – Term Debt (L+11.0%, 13.0%, Due 8/2018)(L)	13,081	13,081	13,081

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 5.9%
SBS Industries, LLC – Line of Credit, $1,500 available (L+8.5%, 10.1% Cash (1.0% Unused Fee), Due 6/2018)(L)	—	—	—
SBS Industries, LLC – Term Debt (L+12.0%, 14.0% Cash, Due 6/2020)(L)	19,957	19,957	19,957

		19,957	19,957

Oil and Gas – 1.0%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(G)(L)	3,216	3,216	3,216

Personal, Food, and Miscellaneous Services – 1.2%
B-Dry, LLC – Line of Credit, $100 available (L+0.3%, 1.8% Cash (0.8% Unused Fee), Due 12/2018)(L)	4,550	4,550	3,908
B-Dry, LLC – Term Debt (L+0.3%, 1.8% Cash, Due 12/2019)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 1.8% Cash, Due 12/2019)(L)	840	840	—

		11,833	3,908

Total Secured First Lien Debt		$120,290	$112,365

Secured Second Lien Debt – 9.0%
Automobile – 1.2%
Country Club Enterprises, LLC – Term Debt (L+11.0%, 18.7% Cash, Due 5/2018)(L)	$4,000	$4,000	$4,000

Cargo Transport – 3.9%
Diligent Delivery Systems – Term Debt (L+8.0%, 10.0% Cash, Due 11/2022)(Q)	13,000	12,911	13,000

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.9%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,211	$30,300

Preferred Equity – 16.8%
Automobile – 0.6%
Country Club Enterprises, LLC – Preferred Stock(C)(L)	7,304,792	$7,725	$2,122
Country Club Enterprises, LLC – Guaranty ($2,000)(V)	—	—	—

		7,725	2,122

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Chemicals, Plastics, and Rubber – 1.0%
Drew Foam Companies, Inc. – Preferred Stock(C)(Q)	34,045	$3,375	$3,375

Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	1,373	1,400

Diversified/Conglomerate Services – 9.0%
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	5,916
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	24,431

		12,655	30,347

Farming and Agriculture – 1.1%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	1,581
Star Seed, Inc. – Preferred Stock(C)(L)	1,499	1,499	2,000

		5,055	3,581

Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.6%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	11,713

Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.5%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	1,842

Oil and Gas – 0.6%
Tread Corporation – Preferred Stock(C)(L)	12,998,639	3,768	2,175

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$52,821	$56,555

Common Equity – 8.4%
Cargo Transport – 0.9%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	$500	$2,832

Chemicals, Plastics, and Rubber – 4.4%
Drew Foam Companies, Inc. – Common Stock(C)(Q)	5,372	63	14,951

Containers, Packaging, and Glass – 3.0%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	10,244

Farming and Agriculture – 0.0%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	—
Star Seed, Inc. – Common Stock(C)(L)	600	1	—

		95	—

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	—

Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(L)	10,089,048	753	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(U)	67,873	167	157

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Utilities – 0.1%
AquaVenture Holdings Limited – Common Stock(C)(S)	14,889	189	227

Total Common Equity		$2,449	$28,411

Total Non-Control/Non-Affiliate Investments		$205,771	$227,631

AFFILIATE INVESTMENTS(O) – 97.2%
Secured First Lien Debt – 52.1%
Automobile – 2.3%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 12/2018)(K)	$9,660	$9,660	$7,728

Beverage, Food, and Tobacco – 2.7%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)(L)	9,050	9,050	9,050

Diversified/Conglomerate Manufacturing – 5.4%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	8,795	8,795	7,172
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)(K)	9,300	9,300	8,672
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2019)(K)	2,400	2,400	2,250

		20,495	18,094

Diversified/Conglomerate Services – 12.9%
ImageWorks Display and Marketing Group, Inc. – Line of Credit, $2,625 available (L+9.0%, 10.6% Cash, Due 5/2018)(T)	375	375	375
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(T)	22,000	22,000	22,000
JR Hobbs Co. – Atlanta, LLC – Term Debt (L+11.5%, 13.1% Cash, Due 2/2022)(L)	21,000	21,000	21,000

		43,375	43,375

Home and Office Furnishings, Housewares, and Durable Consumer Products – 10.1%
Brunswick Bowling Products, Inc. – Term Debt (L+14.3%, 16.3% Cash, Due 5/2020)(L)	11,307	11,307	11,307
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 12/2022)(T)	6,917	6,917	6,917
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.3% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,994	33,994

Leisure, Amusement, Motion Pictures, and Entertainment – 5.1%
SOG Specialty Knives & Tools, LLC – Term Debt (L+11.3%, 13.3% Cash, Due 8/2020)(L)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (L+12.8%, 14.8% Cash, Due 8/2020)(L)	12,200	12,200	10,611
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	492

		18,938	17,303

Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.8%
Pioneer Square Brands, Inc. – Line of Credit, $1,200 available (L+9.0%, 10.6% Cash (1.0% Unused Fee), Due 2/2018)(L)	1,800	1,800	1,800
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.6% Cash, Due 8/2022)(L)	21,000	21,000	21,000

		22,800	22,800

Telecommunications – 4.1%
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2019)(L)	14,000	14,000	14,000

Textiles and Leather – 2.7%
Logo Sportswear, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 3/2020)(L)	9,200	9,200	9,200

Total Secured First Lien Debt		$181,512	$175,544

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Secured Second Lien Debt – 18.5%
Chemicals, Plastics, and Rubber – 7.3%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.6% Cash, Due 1/2024)(L)	$24,618	$24,618	$24,618

Diversified/Conglomerate Manufacturing – 2.5%
Alloy Die Casting Co.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 4/2021)(G)(K)	12,215	12,215	7,818
Alloy Die Casting Co.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 4/2021)(G)(K)	175	175	112
Alloy Die Casting Co.(M) – Term Debt (Due 4/2021)(K)(R)	910	910	587

		13,300	8,517
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.7%
Cambridge Sound Management, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2021)(L)	16,000	16,000	16,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 4.0%
The Mountain Corporation – Term Debt (L+12.5%, 14.1% Cash, Due 8/2021)(L)	18,600	18,600	13,428
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,000	1,000	—
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,500	1,500	—

		21,100	13,428

Total Secured Second Lien Debt		$75,018	$62,563

Preferred Equity – 26.6%
Automobile – 0.1%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$376

Beverage, Food, and Tobacco – 1.2%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	3,910

Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock(C)(L)	3,600	3,600	—

Chemicals, Plastics, and Rubber – 2.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	51,098	8,980	6,714

Diversified/Conglomerate Manufacturing – 0.2%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	—
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	577

		10,729	577

Diversified/Conglomerate Services – 5.5%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(T)	67,490	6,750	6,750
JR Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	11,710

		12,670	18,460

Home and Office Furnishings, Housewares, and Durable Consumer Products – 12.9%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	8,688
Cambridge Sound Management, Inc. – Preferred Stock(C)(L)	4,500	4,500	23,977
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	10,963

		15,623	43,628

Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.8%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	6,232

		12,399	6,232

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Textiles and Leather – 2.9%
Logo Sportswear, Inc. – Preferred Stock(C)(L)	1,550	$1,550	$9,883

Total Preferred Equity		$86,877	$89,780

Common Equity – 0.0%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock(C)(L)	545	$—	$—
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	41	—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$—

Total Affiliate Investments		$343,450	$327,887

CONTROL INVESTMENTS(P) – 3.2%:
Secured First Lien Debt – 1.5%
Aerospace and Defense – 1.5%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000

Secured Second Lien Debt – 1.5%
Aerospace and Defense – 1.5%
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	$5,000	$5,000	$5,000

Preferred Equity – 0.2%
Aerospace and Defense – 0.2%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$861

Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$10,861

TOTAL INVESTMENTS – 167.9%		$570,733	$566,379

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $484.6 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2017, our investments in AquaVenture Holdings Limited (“AquaVenture”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act and represent a combined 0.1% of total investments, at fair value.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.6% as of December 31, 2017. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2017.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2017.
(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Our investment in AquaVenture was valued using Level 1 inputs within the ASC 820 fair value hierarchy. Fair value was based on the closing market price of our shares as of the reporting date. AquaVenture is traded on the New York Stock Exchange under the trading symbol “WAAS.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended December 31, 2017 best represents fair value as of December 31, 2017.
(U)	Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon the expiration of a lock-up agreement and meeting certain other requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(V)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 74.2%
Secured First Lien Debt – 36.1%
Chemicals, Plastics, and Rubber – 3.3%
Drew Foam Companies, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 8/2017)(L)	$9,913	$9,913	$9,913

Containers, Packaging, and Glass – 3.2%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 12/2019)(L)	9,500	9,500	9,500

Diversified/Conglomerate Services – 12.2%
Counsel Press, Inc. – Line of Credit, $500 available (L+11.8%, 12.8% Cash (1.0% Unused Fee), Due 3/2018)(L)	—	—	—
Counsel Press, Inc. – Term Debt (L+11.8%, 12.8% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.0% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 12.5% Cash, Due 12/2020)(L)	13,290	13,290	13,290

		36,790	36,790
Farming and Agriculture – 5.2%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 4/2018)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 5/2018)(K)	5,000	5,000	4,675

		16,000	15,675
Leisure, Amusement, Motion Pictures, and Entertainment – 4.3%
Schylling, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2018)(L)	13,081	13,081	13,081

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 5.7%
Mathey Investments, Inc. – Term Debt (L+5.5%, 10.0% Cash, Due 3/2018)(L)	1,375	1,375	1,375
Mathey Investments, Inc. – Term Debt (L+7.5%, 12.0% Cash, Due 3/2018)(L)	3,727	3,727	3,727
Mathey Investments, Inc. – Term Debt (12.5% Cash, Due 3/2018)(I)(L)	3,500	3,500	1,619
SBS Industries, LLC – Term Debt (L+12.0%, 14.0% Cash, Due 8/2019)(L)	11,355	11,355	10,561

		19,957	17,282
Oil and Gas – 0.7%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 2/2018)(G)(L)	3,216	3,216	2,017

Personal, Food, and Miscellaneous Services – 1.5%
B-Dry, LLC – Line of Credit, $500 available (L+6.3%, 7.3% Cash (0.8% Unused Fee), Due 12/2018)(L)	4,150	4,150	4,150
B-Dry, LLC – Term Debt (L+0.3%, 1.5% Cash, Due 12/2019)(L)	6,443	6,443	205
B-Dry, LLC – Term Debt (L+0.3%, 1.5% Cash, Due 12/2019)(L)	840	840	—

		11,433	4,355

Total Secured First Lien Debt		$119,890	$108,613

Secured Second Lien Debt – 15.2%
Automobile – 1.3%
Country Club Enterprises, LLC – Term Debt (L+11.0%, 18.7% Cash, Due 5/2017)(L)	$4,000	$4,000	$4,000

Cargo Transport – 4.4%
Diligent Delivery Systems – Term Debt (L+8.0%, 10.0% Cash, Due 8/2020)(K)	13,000	13,000	13,292

Chemicals, Plastics, and Rubber – 5.1%
Mitchell Rubber Products, Inc. – Term Debt (13.0% Cash, Due 3/2018)(I)(Q)	13,560	13,560	15,230

Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.4%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$43,860	$45,822

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Preferred Equity – 14.7%
Automobile – 1.7%
Country Club Enterprises, LLC – Preferred Stock(C)(L)	7,245,681	$7,725	$5,256
Country Club Enterprises, LLC – Guaranty ($2,000)(V)	—	—	—

		7,725	5,256

Chemicals, Plastics, and Rubber – 2.6%
Drew Foam Companies, Inc. – Preferred Stock(C)(L)	34,045	3,375	3,878
Mitchell Rubber Products, Inc. – Preferred Stock(C)(Q)	27,900	2,790	3,903

		6,165	7,781

Containers, Packaging, and Glass – 0.5%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	1,373	1,401

Diversified/Conglomerate Services – 6.2%
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	6,117
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	12,471

		12,655	18,588

Farming and Agriculture – 1.1%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	3,421
Star Seed, Inc. – Preferred Stock(C)(L)	1,499	1,499	—

		5,055	3,421

Home and Office Furnishings, Housewares, and Durable Consumer Products – 2.4%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	7,176

Leisure, Amusement, Motion Pictures, and Entertainment – 0.1%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	262

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries, LLC – Preferred Stock(C)(L)	19,935	1,994	—

Oil and Gas – 0.0%
Tread Corporation – Preferred Stock(C)(L)	12,998,639	3,768	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(M) – Preferred Stock(C)(L)	260	167	257

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$55,001	$44,142

Common Equity – 8.2%
Cargo Transport – 0.9%
Diligent Delivery Systems – Common Stock Warrants(C)(L)	8%	$500	$2,598

Chemicals, Plastics, and Rubber – 3.8%
Drew Foam Companies, Inc. – Common Stock(C)(L)	5,372	63	11,451
Mitchell Rubber Products, Inc. – Common Stock(C)(Q)	27,900	28	28

		91	11,479

Containers, Packaging, and Glass – 2.4%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	7,364

Farming and Agriculture – 0.0%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	—
Star Seed, Inc. – Common Stock(C)(L)	600	1	—

		95	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	$8	$—

Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
Mathey Investments, Inc. – Common Stock(C)(L)	29,102	777	—
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	—

		999	—

Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(L)	10,089,048	753	—

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(M) – Common Stock(C)(L)	975	—	—

Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	300	—

Utilities – 1.1%
AquaVenture Holdings Limited – Common Stock(C)(S)(U)	201,586	3,397	3,433

Total Common Equity		$6,295	$24,874

Total Non-Control/Non-Affiliate Investments		$225,046	$223,451

AFFILIATE INVESTMENTS(O) – 87.1%
Secured First Lien Debt – 51.4%
Automobile – 2.9%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 12/2018)(K)	$9,660	$9,660	$8,646

Beverage, Food, and Tobacco – 3.0%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)(L)	9,050	9,050	9,050

Chemicals, Plastics, and Rubber – 5.0%
GI Plastek, Inc. – Term Debt (L+11.3%, 13.3% Cash, Due 7/2020)(L)	15,000	15,000	15,000

Diversified/Conglomerate Manufacturing – 9.7%
Alloy Die Casting Co.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 10/2018)(G)(K)	12,215	12,215	9,772
Alloy Die Casting Co.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 10/2018)(G)(K)	175	175	140
Alloy Die Casting Co.(M) – Term Debt (Due 10/2018)(K)(R)	910	910	732
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	8,796	8,796	7,175
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)(K)	9,300	9,300	9,207
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2019)(K)	2,400	2,400	2,388

		33,796	29,414

Diversified/Conglomerate Services – 8.0%
JR Hobbs Co. – Atlanta, LLC – Line of Credit, $1,050 available (L+8.5%, 10.0% Cash (1.0% Unused Fee), Due 2/2018)(T)	2,950	2,950	2,950
JR Hobbs Co. – Atlanta, LLC – Term Debt (L+11.5%, 13.0% Cash, Due 2/2022)(T)	21,000	21,000	21,000

		23,950	23,950

Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.0%
Brunswick Bowling Products, Inc. – Term Debt (L+14.3%, 16.3% Cash, Due 5/2020)(L)	11,307	11,307	11,307
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.3% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		27,077	27,077

Leisure, Amusement, Motion Pictures, and Entertainment – 6.1%
SOG Specialty Knives & Tools, LLC – Term Debt (L+11.3%, 13.3% Cash, Due 10/2017)(L)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (L+12.8%, 14.8% Cash, Due 10/2017)(L)	12,200	12,200	12,200

		18,400	18,400

Telecommunications – 4.6%
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2019)(L)	14,000	14,000	14,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Textiles and Leather – 3.1%
Logo Sportswear, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 3/2020)(L)	9,200	$9,200	$9,200

Total Secured First Lien Debt		$160,133	$154,737

Secured Second Lien Debt – 14.7%
Diversified/Conglomerate Manufacturing – 3.2%
Precision Southeast, Inc. – Term Debt (L+12.0%, 14.0% Cash, Due 9/2020)(L)	$9,618	$9,618	$9,618

Home and Office Furnishings, Housewares, and Durable Consumer Products – 5.3%
Cambridge Sound Management, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2021)(L)	16,000	16,000	16,000

Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.2%
The Mountain Corporation – Term Debt (L+12.5%, 13.5% Cash, Due 8/2021)(L)	18,600	18,600	18,600

Total Secured Second Lien Debt		$44,218	$44,218

Preferred Equity – 21.0%
Automobile – 1.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$2,890

Beverage, Food, and Tobacco – 1.9%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	5,752

Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock(C)(L)	3,600	3,600	—

Chemicals, Plastics, and Rubber – 1.9%
GI Plastek, Inc. – Preferred Stock(C)(L)	5,150	5,150	5,754

Diversified/Conglomerate Manufacturing – 0.4%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	4,904	4,904	—
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	1,271
Precision Southeast, Inc. – Preferred Stock(C)(L)	37,391	3,739	—

		14,258	1,271

Diversified/Conglomerate Services – 2.0%
JR Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(T)	5,920	5,920	5,920

Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.8%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	11,329
Cambridge Sound Management, Inc. – Preferred Stock(C)(L)	4,500	4,500	11,046
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	7,135

		15,623	29,510

Leisure, Amusement, Motion Pictures, and Entertainment – 0.2%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	711

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	153

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

Textiles and Leather – 3.7%
Logo Sportswear, Inc. – Preferred Stock(C)(L)	1,550	1,550	11,170

Total Preferred Equity		$74,326	$63,131

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value

Common Equity – 0.0%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock(C)(L)	545	$—	$—
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	41	—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—
Precision Southeast, Inc. – Common Stock(C)(L)	90,909	91	—

		133	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$134	$—

Total Affiliate Investments		$278,811	$262,086

CONTROL INVESTMENTS(P) – 5.3%:
Secured First Lien Debt – 1.6%
Aerospace and Defense – 1.6%
Galaxy Tool Holding Corporation – Line of Credit, $200 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2019)(L)	$4,800	$4,800	$4,800

Secured Second Lien Debt – 1.7%
Aerospace and Defense – 1.7%
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	$5,000	$5,000	$5,000

Preferred Equity – 2.0%
Aerospace and Defense – 2.0%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$6,242

Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,312	$16,042

TOTAL INVESTMENTS(W) – 166.6%		$525,169	$501,579

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $448.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017, our investment in AquaVenture Holdings Limited (“AquaVenture”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents 0.7% of total investments, at fair value.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.0% as of March 31, 2017. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2017.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2017.
(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Fair value was based on the closing market price of our shares as of the reporting date less a discount for lack of marketability.
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2017 best represents fair value as of March 31, 2017.
(U)	As of March 31, 2017, our investment in AquaVenture was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(V)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(W)	Cumulative gross unrealized depreciation for federal income tax purposes is $77.9 million; cumulative gross unrealized appreciation for federal income tax purposes is $58.3 million. Cumulative net unrealized depreciation is $19.5 million, based on a tax cost of $521.1 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

(UNAUDITED)

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

Gladstone Business Investment, LLC (“Business Investment”), a wholly-owned subsidiary of ours, was established on August 11, 2006 for the sole purpose of owning our portfolio of investments in connection with our line of credit. The financial statements of Business Investment are consolidated with those of Gladstone Investment. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 12 – Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory agreement and management agreement (the “Advisory Agreement”). Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement (the “Administration Agreement”). Refer to Note 4 – Related Party Transactions for more information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2018 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on May 15, 2017.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials presented by the chief valuation officer. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve the fair value of our investments in accordance with the Policy.

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

Fair value measurements of our investments may involve subjective judgments and estimates and, due to the uncertainty inherent in valuing these securities, the determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2017, certain of our loans to Alloy Die Casting Co. (“Alloy Die Casting”) and Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $15.6 million, or 3.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $11.1 million, or 2.9% of the fair value of all debt investments in our portfolio. As of March 31, 2017, certain of our loans to Alloy Die Casting and Tread were on non-accrual status, with an aggregate debt cost basis of $15.6 million, or 4.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $11.9 million, or 3.3% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of December 31, 2017 and March 31, 2017, we did not have any loans with a PIK interest component. During the three and nine months ended December 31, 2017 and 2016, we did not record any PIK income, nor did we collect any PIK interest in cash.

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

As of December 31, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in AquaVenture Holdings Limited, f/k/a Quench Holdings Corp., (“AquaVenture”) and Funko Acquisition Holdings, LLC. (“Funko”), which were valued using Level 1 inputs and Level 2 inputs, respectively. As of March 31, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in AquaVenture, which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2017, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 due to the convertibility of our investment into shares of Funko, Inc. In April 2017, we transferred our investment in AquaVenture from Level 2 to Level 1 as a result of the expiration of the lock-up period from the initial public offering in October 2016. During the three and nine months ended December 31, 2016, we transferred our investment in AquaVenture from Level 3 to Level 2 as a result of its initial public offering in October 2016.

As of December 31, 2017 and March 31, 2017, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2017:
Secured first lien debt	$292,909	$—		$—		$292,909
Secured second lien debt	97,863	—		—		97,863
Preferred equity	147,196	—		—		147,196
Common equity/equivalents	28,411	227	(A)	157	(B)	28,027

Total Investments at December 31, 2017	$566,379	$227		$157		$565,995

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2017:
Secured first lien debt	$268,150	$—		$—		$268,150
Secured second lien debt	95,040	—		—		95,040
Preferred equity	113,515	—		—		113,515
Common equity/equivalents	24,874	—		3,433	(C)	21,441

Total Investments at March 31, 2017	$501,579	$—		$3,433		$498,146

(A)	Fair value was determined based on the closing market price of our shares of AquaVenture at the reporting date.
(B)	Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to a 180-day lock-up period, which expires in May 2018, and other restrictions.
(C)	Fair value was determined based on the closing market price of our shares of AquaVenture at the reporting date less a discount for lack of marketability as our investment was subject to a 180-day lock-up period, which expired in April 2017.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2017 and March 31, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements
	Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs
	December 31, 2017		March 31, 2017
Non-Control/Non-Affiliate Investments
Secured first lien debt	$112,365		$108,613
Secured second lien debt	30,300		45,822
Preferred equity	56,555		44,142
Common equity/equivalents	28,027	(A)	21,441	(B)

Total Non-Control/Non-Affiliate Investments	227,247		220,018
Affiliate Investments
Secured first lien debt	175,544		154,737
Secured second lien debt	62,563		44,218
Preferred equity	89,780		63,131
Common equity/equivalents	—		—

Total Affiliate Investments	327,887		262,086
Control Investments
Secured first lien debt	5,000		4,800
Secured second lien debt	5,000		5,000
Preferred equity	861		6,242
Common equity/equivalents	—		—

Total Control Investments	10,861		16,042

Total investments at fair value using Level 3 inputs	$565,995		$498,146

(A)	Excludes our investments in AquaVenture and Funko, each with a fair value of $0.2 million as of December 31, 2017, which were valued using Level 1 inputs and Level 2 inputs, respectively.
(B)	Excludes our investment in AquaVenture with a fair value of $3.4 million as of March 31, 2017, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of December 31, 2017 and March 31, 2017. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of December 31, 2017		Fair Value as of March 31, 2017		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of December 31, 2017	Range / Weighted Average as of March 31, 2017
Secured first lien debt	$274,259	(A)	$232,590	(A)	TEV	EBITDA multiple	4.8x – 8.0x / 6.0x	4.3x – 7.9x / 6.2x
						EBITDA	$1,169 – $14,024 / $5,129	$897 – $10,887 / $4,093
						Revenue multiple	0.3x – 0.8x / 0.6x	—
						Revenue	$15,633 – $31,414 / $25,346	—
	18,650		35,560		Yield Analysis	Discount Rate	19.1% – 22.9% / 20.9%	13.1% – 30.3% / 19.7%
Secured second lien debt	89,346	(B)	81,747	(B)	TEV	EBITDA multiple	4.2x – 6.5x / 6.2x	5.3x – 7.4x / 6.4x
						EBITDA	$2,387 – $8,539 / $7,003	$2,357 – $5,824 / $4,588
						Revenue multiple	0.9x – 0.9x / 0.9x	—
						Revenue	$23,326 – $23,326 / $23,326	—
	8,517		13,293		Yield Analysis	Discount Rate	22.4% – 23.9% / 22.5%	9.2% – 9.2% / 9.2%
Preferred equity(C)	147,196		113,515		TEV	EBITDA multiple	4.2x – 8.0x / 6.0x	4.8x – 7.9x / 6.3x
						EBITDA	$1,169 – $14,024 / $5,227	$897 – $97,366 / $4,415
						Revenue multiple	0.3x – 0.9x / 0.7x	0.5x – 0.5x / 0.5x
						Revenue	$15,633 – $31,414 / $25,095	$21,662 – $21,662 / $21,662
Common equity/equivalents(D)	28,027	(E)	21,441	(F)	TEV	EBITDA multiple	4.8x – 6.0x / 5.4x	4.3x – 9.8x / 6.0x
						EBITDA	$1,169 – $5,831 / $2,394	$897 – $13,378 / $3,687
						Revenue multiple	0.3x – 0.9x / 0.3x	0.5x – 0.5x / 0.5x
						Revenue	$15,633 – $23,326 / $16,186	$21,662 – $21,662 / $21,662

Total	$565,995		$498,146

(A)	Fair value as of December 31, 2017 includes three new proprietary debt investments for a combined $29.3 million, which were valued at cost using the transaction price as the unobservable input, and one proprietary debt investment for $9.9 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes two new proprietary debt investments for a combined $24.0 million, which were valued at cost using the transaction price as the unobservable input.
(B)	Fair value as of December 31, 2017 includes one proprietary debt investment for $13.0 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one proprietary debt investment for $15.2 million, which was valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of December 31, 2017 includes one new proprietary equity investment for $6.8 million, which was valued at cost using the transaction price as the unobservable input, and one proprietary equity investment for $3.4 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one new proprietary equity investment for $5.9 million, which was valued at cost using the transaction price as the unobservable input, and one proprietary equity investment for $3.9 million, which was valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of December 31, 2017 includes two proprietary equity investments for a combined $17.8 million, which were valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one proprietary equity investment for $28, which was valued at the expected payoff amount as the unobservable input.
(E)	Fair value as of December 31, 2017 excludes our investments in AquaVenture and Funko, each with a fair value of $0.2 million, which were valued using Level 1 inputs and Level 2 inputs, respectively.
(F)	Fair value as of March 31, 2017 excludes our investment in AquaVenture with a fair value of $3.4 million, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three and nine months ended December 31, 2017 and 2016 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2017:
Fair value as of September 30, 2017	$288,526	$74,175	$125,895	$30,451	$519,047
Total gain (loss):
Net realized gain (loss)(A)	—	—	25	—	25
Net unrealized appreciation (depreciation)(B)	(1,592)	(1,133)	12,405	(2,424)	7,256
Reversal of previously recorded (appreciation) depreciation upon realization(B)	—	—	2,215	91	2,306
New investments, repayments and settlements(C):
Issuances / originations	31,292	26,122	15,729	—	73,143
Settlements / repayments	(17,000)	(9,618)	—	—	(26,618)
Sales	—	—	(8,914)	(91)	(9,005)
Transfers(D)	(8,317)	8,317	(159)	—	(159)

Fair value as of December 31, 2017	$292,909	$97,863	$147,196	$28,027	$565,995

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine months ended December 31, 2017:
Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146
Total gain (loss):
Net realized gain (loss)(A)	—	—	982	—	982
Net unrealized appreciation (depreciation)(B)	(4,085)	(7,674)	22,202	6,614	17,057
Reversal of previously recorded (appreciation) depreciation upon realization(B)	1,881	(1,670)	1,102	868	2,181
New investments, repayments and settlements(C):
Issuances / originations	64,832	27,128	22,216	—	114,176
Settlements / repayments	(29,552)	(23,278)	—	—	(52,830)
Sales	—	—	(12,662)	(896)	(13,558)
Transfers(D)	(8,317)	8,317	(159)	—	(159)

Fair value as of December 31, 2017	$292,909	$97,863	$147,196	$28,027	$565,995

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended December 31, 2016:
Fair value as of September 30, 2016	$262,108	$90,496	$111,109	$22,259	$485,972
Total gain (loss):
Net realized gain (loss)(A)	(7,725)	—	3,345	(1)	(4,381)
Net unrealized appreciation (depreciation)(B)	(1,353)	4,361	(789)	1,878	4,097
Reversal of previously recorded appreciation upon realization(B)	9,253	—	(4,144)	1	5,110
New investments, repayments and settlements(C):
Issuances / originations	8,796	—	—	—	8,796
Settlements / repayments	(19,021)	—	—	—	(19,021)
Sales	—	—	(8,814)	—	(8,814)
Transfers(D)	—	—	—	(4,359)	(4,359)

Fair value as of December 31, 2016	$252,058	$94,857	$100,707	$19,778	$467,400

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Nine months ended December 31, 2016:
Fair value as of March 31, 2016	$280,037	$64,484	$113,550	$29,585	$487,656
Total gain (loss):
Net realized gain (loss)(A)	(7,725)	—	3,345	18,825	14,445
Net unrealized appreciation (depreciation)(B)	(6,307)	10,273	13,306	2,107	19,379
Reversal of previously recorded appreciation upon realization(B)	9,253	—	(18,525)	(6,834)	(16,106)
New investments, repayments and settlements(C):
Issuances / originations	12,982	19,600	6,899	501	39,982
Settlements / repayments	(21,182)	(14,500)	—	—	(35,682)
Sales	—	—	(17,868)	(20,047)	(37,915)
Transfers(D)	(15,000)	15,000	—	(4,359)	(4,359)

Fair value as of December 31, 2016	$252,058	$94,857	$100,707	$19,778	$467,400

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended December 31, 2017 and 2016.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the periods ended December 31, 2017 and 2016.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	2017: Transfers represent $8.3 million of secured first lien debt of Alloy Die Casting, which was converted into secured second lien debt during the three months ended December 31, 2017 and $0.2 million of preferred equity of Funko, which was transferred from Level 3 to Level 2 during the three months ended December 31, 2017 as a result of the initial public offering of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc. after the expiration of the lock-up period in May 2018 and certain other restrictions are met).

2016: Transfers represent $15.0 million of secured first lien debt of Cambridge Sound Management, Inc. (“Cambridge”), which was converted into secured second lien debt during the three months ended September 30, 2016, and $4.4 million of common equity of AquaVenture, which was transferred from Level 3 to Level 2 during the three months ended December 31, 2016 as a result of its initial public offering.

Investment Activity

During the nine months ended December 31, 2017, the following significant transactions occurred:

•	In April 2017, we sold our investment in Mitchell Rubber Products, Inc. (“Mitchell”), which resulted in success fee income of $1.7 million and a realized gain of $1.0 million. In connection with the sale, we received net cash proceeds of $19.0 million, including the repayment of our debt investment of $13.6 million at par.

•	In May and June 2017, we sold a portion of our common stock investment in AquaVenture resulting in net cash proceeds of $2.0 million, which represented a return of capital. In December 2017, we sold another portion of our common stock investment in AquaVenture resulting in net cash proceeds of $1.2 million, which also represented a return of capital.

•	In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, we received success fee income of $0.3 million from Mathey. Our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis. In connection with the merger, we also extended a secured first lien revolving line of credit to SBS with a total facility amount of $1.5 million, which was undrawn at the time of the transaction.

•	In August 2017, we invested $28.3 million in Pioneer Square Brands, Inc. (“Pioneer”) through a combination of secured first lien debt and preferred equity. Pioneer, headquartered in Seattle, Washington, is a designer, manufacturer, and marketer of premium mobile technology bags and cases serving a diverse customer base, primarily in the education and corporate sectors.

•	In November 2017, one of our portfolio companies, GI Plastek, Inc. (“GI Plastek”) merged with another one of our portfolio companies, Precision Southeast, Inc. (“Precision”), into a new company, PSI Molded Plastics, Inc. (“PSI Molded”). As a result of this transaction, our debt investments in GI Plastek and Precision, which totaled $15.0 million and $9.6 million, respectively, at principal and cost, were assumed by PSI Molded and combined into a new secured second lien term loan totaling $24.6 million. Our preferred equity investment in GI Plastek, with a cost basis of $5.2 million and our preferred and common equity investments in Precision, with a combined cost basis of $3.8 million, were converted into a preferred equity investment in PSI Molded with the same cost basis.

•	In November 2017, we invested $31.1 million in ImageWorks Display and Marketing Group, Inc. (“ImageWorks”) through a combination of secured first lien debt and preferred equity. ImageWorks, headquartered in Winston-Salem, North Carolina, is a market leading point-of-purchase display provider specializing in the design, engineering and production of custom semi-permanent and permanent displays across a variety of brands and consumer product end markets.

•	In December 2017, we invested $6.9 million in an existing portfolio company, Brunswick Bowling Products, Inc., through a secured first lien debt investment.

Investment Concentrations

As of December 31, 2017, our investment portfolio consisted of investments in 34 portfolio companies located in 17 states across 18 different industries with an aggregate fair value of $566.4 million. Our investments in Cambridge, Nth Degree, Inc. (“Nth Degree”), JR Hobbs Co. – Atlanta, LLC, PSI Molded, and Counsel Press, Inc. represented our five largest portfolio investments at fair value as of December 31, 2017, and collectively comprised $171.2 million, or 30.3%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of December 31, 2017 and March 31, 2017:

	December 31 2017				March 31, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$306,802	53.8%	$292,909	51.7%	$284,823	54.3%	$268,150	53.5%
Secured second lien debt	110,229	19.3	97,863	17.3	93,078	17.7	95,040	18.9

Total debt	417,031	73.1	390,772	69.0	377,901	72.0	363,190	72.4
Preferred equity	151,162	26.5	147,196	26.0	140,791	26.8	113,515	22.6
Common equity/equivalents	2,540	0.4	28,411	5.0	6,477	1.2	24,874	5.0

Total equity/equivalents	153,702	26.9	175,607	31.0	147,268	28.0	138,389	27.6

Total investments	$570,733	100.0%	$566,379	100.0%	$525,169	100.0%	$501,579	100.0%

Investments at fair value consisted of the following industry classifications as of December 31, 2017 and March 31, 2017:

	December 31, 2017		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$128,972	22.8%	$85,248	17.0%
Home and Office Furnishings, Housewares, and Durable Consumer Products	118,635	20.9	93,062	18.6
Chemicals, Plastics, and Rubber	59,571	10.5	65,156	13.0
Personal and Non-Durable Consumer Products (Manufacturing Only)	42,617	7.5	19,011	3.8
Leisure, Amusement, Motion Pictures, Entertainment	30,384	5.4	32,453	6.5
Diversified/Conglomerate Manufacturing	27,188	4.8	40,303	8.0
Machinery (Non-agriculture, Non-construction, Non-electronic)	21,799	3.8	17,283	3.4
Containers, Packaging, and Glass	21,144	3.7	18,266	3.6
Farming and Agriculture	19,581	3.5	19,096	3.8
Textiles and Leather	19,083	3.4	20,369	4.1
Cargo Transport	15,832	2.8	15,891	3.2
Automobile	14,226	2.5	20,792	4.1
Telecommunications	14,000	2.5	14,000	2.8
Beverage, Food, and Tobacco	12,960	2.3	14,802	3.0
Aerospace and Defense	10,861	1.9	16,042	3.2
Other < 2.0%	9,526	1.7	9,805	1.9

Total investments	$566,379	100.0%	$501,579	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of December 31, 2017 and March 31, 2017:

	December 31, 2017		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$213,409	37.7%	$175,136	34.9%
Northeast	177,453	31.3	159,614	31.8
West	130,743	23.1	123,475	24.6
Midwest	44,774	7.9	43,354	8.7

Total investments	$566,379	100.0%	$501,579	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2017:

		Amount(A)
For the remaining three months ending March 31:	2018	$11,713
For the fiscal years ending March 31:	2019	68,416
	2020	89,253
	2021	80,007
	2022	80,196
	Thereafter	87,535

	Total contractual repayments	$417,120
	Adjustments to cost basis of debt investments	(89)
	Investments in equity securities	153,702

	Total cost basis of investments held as of December 31, 2017:	$570,733

(A)	Subsequent to December 31, 2017, three debt investments with principal balances of $9.9 million, $9.7 million, and $11.3 million, respectively, which were previously scheduled to mature during the fiscal years ending March 31, 2018, March 31, 2019, and March 31, 2021, respectively, were extended to mature during the fiscal years ending March 31, 2019, March 31, 2020, and March 31, 2023, respectively.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2017 and March 31, 2017, we had gross receivables from portfolio companies of $0.9 million and $1.2 million, respectively. The allowance for uncollectible receivables was $0.2 million and $0.3 million as of December 31, 2017 and March 31, 2017, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, each as described below. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2018.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Average total assets subject to base management fee(A)	$553,800	$488,200	$522,600	$495,900
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%	1.5%	1.5%

Base management fee(B)	2,769	2,441	7,839	7,439
Credits to fees from Adviser - other(B)	(1,066)	(535)	(2,540)	(2,486)

Net base management fee	$1,703	$1,906	$5,299	$4,953

Loan servicing fee(B)	1,567	1,678	4,616	5,081
Credits to base management fee - loan servicing fee(B)	(1,567)	(1,678)	(4,616)	(5,081)

Net loan servicing fee	$—	$—	$—	$—

Incentive fee – income-based	$2,070	$1,178	$4,537	$3,427
Incentive fee – capital gains-based(C)	752	—	752	—

Total incentive fee(B)	2,822	1,178	5,289	3,427
Credits to fees from Adviser - other(B)	—	—	—	—

Net total incentive fee	$2,822	$1,178	$5,289	$3,427

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not yet contractually due under the terms of the Advisory Agreement.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million for each of the three month periods ended December 31, 2017 and 2016 and $0.2 million for each of the nine month periods ended December 31, 2017 and 2016, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through December 31, 2017, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. As of and for the three and nine month periods ended December 31, 2017, we recorded a capital gains-based incentive fee of $0.8 million, which is not contractually due under the terms of the Advisory Agreement. There has been no GAAP accrual of a capital gains-based incentive fee for any period prior to December 31, 2017.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0.3 million and $0 during the three month periods ended December 31, 2017 and 2016, respectively, and $0.6 million and $0.3 million during the nine month periods ended December 31, 2017 and 2016, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of December 31,	As of March 31,
	2017	2017
Base management and loan servicing fee due to Adviser, net of credits	$519	$346
Incentive fee due to Adviser(A)	2,822	1,324
Other due to Adviser	50	1

Total fees due to Adviser	$3,391	$1,671
Fee due to Administrator	$261	$296

Total related party fees due	$3,652	$1,967

(A)	Includes a capital gains-based incentive fee of $0.8 million and $0 at December 31, 2017 and March 31, 2017, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4—Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $24 and $27 as of December 31, 2017 and March 31, 2017, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2017 and March 31, 2017.

NOTE 5. BORROWINGS

Revolving Line of Credit

On November 16, 2016, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended on June 26, 2014, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to November 15, 2019, and if not renewed or extended by such date, all principal and interest will be due and payable on or before November 15, 2021 (two years after the revolving period end date). The amended Credit Facility provides a one-year extension option that may be exercised on or before the second anniversary of the November 16, 2016 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was changed from $185.0 million to $165.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $250.0 million through additional commitments of existing or new lenders. Advances under the Credit Facility generally bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum until November 15, 2019, with the margin then increasing to 3.40% for the period from November 15, 2019 to November 15, 2020, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee of 0.50% per annum on the portion of the total unused commitment amount that is less than or equal to 45.0% of the total commitment amount and 0.80% per annum on the total unused commitment amount that is greater than 45.0%.

On January 20, 2017, we entered into Amendment No. 3 to the Credit Facility, which clarified a definition in the Company’s performance guaranty under the Credit Facility.

The following tables summarize noteworthy information related to the Credit Facility:

	As of December 31,	As of March 31,
	2017	2017
Commitment amount	$165,000	$165,000
Borrowings outstanding at cost	96,600	69,700
Availability(A)	68,400	95,300

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016
Weighted average borrowings outstanding	$71,523	$59,392	$51,938	$96,236
Effective interest rate(B)	5.3%	4.9%	5.8%	4.0%
Commitment (unused) fees incurred	$135	$160	$522	$388

(A)	Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $62.6 million and $93.4 million as of December 31, 2017 and March 31, 2017, respectively.
(B)	Excludes the impact of deferred financing costs and includes weighted average unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of (a) $210.0 million or (b) $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.6 million as of December 31, 2017, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2017, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $471.7 million, asset coverage on our senior securities representing indebtedness of 551.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2017, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At December 31, 2017 and March 31, 2017, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 3.00% and 3.15%, respectively, per annum, plus an unused fee of 0.5% and 0.6%, respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of December 31, 2017 and March 31, 2017, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present the Credit Facility, carried at fair value as of December 31, 2017 and March 31, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and a roll-forward of the changes in fair value during the three and nine months ended December 31, 2017 and 2016:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2017	March 31, 2017
Credit Facility	$96,858	$69,700

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended December 31, 2017:
Fair value at September 30, 2017	$56,700
Borrowings	46,700
Repayments	(6,800)
Unrealized appreciation	258

Fair value at December 31, 2017	$96,858

Nine months ended December 31, 2017:
Fair value at March 31, 2017	$69,700
Borrowings	96,300
Repayments	(69,400)
Unrealized appreciation	258
Fair value at December 31, 2017	$96,858

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

The fair value of the collateral under the Credit Facility was $484.6 million and $448.0 million as of December 31, 2017 and March 31, 2017, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.50% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), and our 6.25% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”) outstanding as of December 31, 2017 and March 31, 2017:

As of December 31, 2017:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(3,730)

Term preferred stock, net(C)							$135,420

As of March 31, 2017:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(4,315)

Term preferred stock, net(C)							$134,835

(A)	The optional redemption dates for each of our series of mandatorily redeemable preferred stock are: any time on or after December 31, 2017 for our Series B Term Preferred Stock, any time on or after May 31, 2018 for our Series C Term Preferred Stock, and any time on or after September 30, 2018 for our Series D Term Preferred Stock.
(B)	As of December 31, 2017 and March 31, 2017, the asset coverage on our senior securities that are stock calculated pursuant to Sections 18 and 61 of the 1940 Act was 236.0% and 235.6%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” during the nine months ended December 31, 2016.

The following tables summarize dividends declared by our Board of Directors and paid by us on our 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock”), Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock during the nine months ended December 31, 2017 and 2016:

For the Nine Months Ended December 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock(A)
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2017	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833
July 11, 2017	July 21, 2017	July 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	August 21, 2017	August 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	September 20, 2017	September 29, 2017	0.140625	0.135417	0.13020833
October 10, 2017	October 20, 2017	October 31, 2017	0.140625	0.135417	0.13020833
October 10, 2017	November 20, 2017	November 30, 2017	0.140625	0.135417	0.13020833
October 10, 2017	December 19, 2017	December 29, 2017	0.140625	0.135417	0.13020833

		Total	$1.265625	$1.218753	$1.17187497

For the Nine Months Ended December 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share(B)	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share	Dividend per Series D Term Preferred Share
April 12, 2016	April 22, 2016	May 2, 2016	$0.1484375	$0.140625	$0.135417	$—
April 12, 2016	May 19, 2016	May 31, 2016	0.1484375	0.140625	0.135417	—
April 12, 2016	June 17, 2016	June 30, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	July 22, 2016	August 2, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	August 22, 2016	August 31, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	September 21, 2016	September 30, 2016	0.1484375	0.140625	0.135417	—
October 11, 2016	October 21, 2016	October 31, 2016	—	0.140625	0.135417	0.15190972	(C)
October 11, 2016	November 17, 2016	November 30, 2016	—	0.140625	0.135417	0.13020833
October 11, 2016	December 20, 2016	December 30, 2016	—	0.140625	0.135417	0.13020833

		Total	$0.8906250	$1.265625	$1.218753	$0.41232638

(A)	We issued our Series D Term Preferred Stock on September 26, 2016.
(B)	We voluntarily redeemed all outstanding shares of our Series A Term Preferred Stock on September 30, 2016.
(C)	Represents a combined dividend for a prorated month of September 2016, based upon the issuance date of our Series D Term Preferred Stock, combined with a full month of October 2016.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar years ended December 31, 2017 and 2016 was 93.8% from ordinary income and 6.2% from capital gains and 100% from ordinary income, respectively.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, which equals the liquidation preference, less discounts, as of December 31, 2017 and March 31, 2017. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of December 31, 2017 and March 31, 2017, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	December 31, 2017	March 31, 2017
Series B Term Preferred Stock	$41,946	$42,973
Series C Term Preferred Stock	40,975	41,216
Series D Term Preferred Stock	58,880	58,719

Total	$141,801	$142,908

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2017, we have the ability to issue up to $221.3 million in securities under the registration statement.

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

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted average common share for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator: net increase in net assets resulting from operations	$17,144	$10,955	$38,841	$35,387
Denominator: basic and diluted weighted average common shares	32,526,223	30,270,958	32,178,127	30,270,958

Basic and diluted net increase in net assets resulting from operations per weighted average common share	$0.53	$0.36	$1.21	$1.17

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

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of distributions paid to our common stockholders during the calendar years ended December 31, 2017 and 2016 was 93.8% from ordinary income and 6.2% from capital gains and 100% from ordinary income, respectively.

We paid the following monthly distributions to our common stockholders for the nine months ended December 30, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064
	July 11, 2017	July 21, 2017	July 31, 2017	0.064
	July 11, 2017	August 21, 2017	August 31, 2017	0.064
	July 11, 2017	September 20, 2017	September 29, 2017	0.064
	October 10, 2017	October 20, 2017	October 31, 2017	0.065
	October 10, 2017	November 20, 2017	November 30, 2017	0.065
	October 10, 2017	December 5, 2017	December 15, 2017	0.060	(A)
	October 10, 2017	December 19, 2017	December 29, 2017	0.065

		Nine months ended December 31, 2017:		$0.699

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	April 12, 2016	April 22, 2016	May 2, 2016	$0.0625
	April 12, 2016	May 19, 2016	May 31, 2016	0.0625
	April 12, 2016	June 17, 2016	June 30, 2016	0.0625
	July 12, 2016	July 22, 2016	August 2, 2016	0.0625
	July 12, 2016	August 22, 2016	August 31, 2016	0.0625
	July 12, 2016	September 21, 2016	September 30, 2016	0.0625
	October 11, 2016	October 21, 2016	October 31, 2016	0.0625
	October 11, 2016	November 17, 2016	November 30, 2016	0.0625
	October 11, 2016	December 20, 2016	December 30, 2016	0.0625

		Nine months ended December 31, 2016:		$0.5625

(A)	Represents a supplemental distribution of $0.06 per share of common stock.

Aggregate distributions to our common stockholders declared quarterly and paid were $22.6 million and $17.0 million for the nine months ended December 31, 2017 and 2016, respectively. For the nine months ended December 31, 2017, we recorded $0.8 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Net investment income in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2017, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $8.2 million of the first distributions paid to common stockholders in fiscal year 2018, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2017 and March 31, 2017, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and

Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.3 million and $0.5 million as of December 31, 2017 and March 31, 2017, respectively.

Financial Commitments and Obligations

We may have lines of credit and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these lines of credit and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which was terminated in December 2017. Under the terms of the agreement, we were required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility was $0 as of March 31, 2017 and we did not make any capital contributions under the terms of the agreement. We estimate the fair value of the combined unused line of credit and other uncalled capital commitments as of December 31, 2017 and March 31, 2017 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of December 31, 2017, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of December 31, 2017 and March 31, 2017 to be immaterial.

As of December 31, 2017, the following guaranty was outstanding:

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

The following table summarizes the principal balances of unused line of credit and other uncalled capital commitments and guaranties as of December 31, 2017 and March 31, 2017, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2017	March 31, 2017
Unused line of credit and other uncalled capital commitments	$6,559	$2,884
Guaranties	2,000	2,000

Total	$8,559	$4,884

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Per Common Share Data:
Net asset value, at beginning of period(A)	$10.10	$9.65	$9.95	$9.22
Income from investment operations(B)
Net investment income	0.23	0.17	0.58	0.57
Net realized gain (loss) on sale of investments and other	—	(0.10)	0.04	0.50
Net unrealized appreciation of investments and other	0.30	0.29	0.59	0.10

Total from investment operations	0.53	0.36	1.21	1.17
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.27)	(0.19)	(0.65)	(0.56)
Cash distributions to common stockholders from realized gains(C)	0.01	—	(0.05)	—
Discounts, commissions, and offering costs	—	—	(0.03)	—
Net dilutive effect of equity offering(D)	—	—	(0.04)	—

Total from equity capital activity	(0.26)	(0.19)	(0.77)	(0.56)
Other, net(B)(E)	—	—	(0.02)	(0.01)

Net asset value, at end of period(A)	$10.37	$9.82	$10.37	$9.82

Per common share market value at beginning of period	$9.49	$8.89	$9.07	$7.02
Per common share market value at end of period	11.16	8.46	11.16	8.46
Total investment return(F)	20.39%	(2.69)%	32.01%	29.35%
Common stock outstanding at end of period(A)	32,526,223	30,270,958	32,526,223	30,270,958

Statement of Assets and Liabilities Data:
Net assets at end of period	$337,397	$297,382	$337,397	$297,382
Average net assets(G)	331,839	295,460	323,114	292,370

Senior Securities Data:
Total borrowings, at cost	$101,696	$48,796	$101,696	$48,796
Mandatorily redeemable preferred stock(H)	139,150	139,150	139,150	139,150

Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	10.43%	11.06%	9.99%	10.21%
Ratio of net investment income to average net assets — annualized(J)	9.08	7.05	7.72	7.81

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic common share data for the corresponding period.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9—Distributions to Common Stockholders.
(D)	During the nine months ended December 31, 2017, the dilution is the result of issuing common shares at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9—Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.
(I)	Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets – annualized would have been 13.60% and 14.06% for the three months ended December 31, 2017 and 2016, respectively, and 12.95% and 13.66% for the nine months ended December 31, 2017 and 2016, respectively.
(J)	Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets—annualized would have been 5.90% and 4.05% for the three months ended December 31, 2017 and 2016, respectively, and 4.77% and 4.36% for the nine months ended December 31, 2017 and 2016, respectively.

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the nine month periods ended December 31, 2017 and 2016. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b) is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Nine Months Ended December 31,
Income Statement	2017	2016
Net sales	$20,451	$18,086
Gross profit	2,841	3,435
Net profit (loss)	414	(42)

NOTE 13. SUBSEQUENT EVENTS

Distributions

In January 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
January 22, 2018	January 31, 2018	$0.065	$0.140625	$0.135417	$0.13020833
February 16, 2018	February 28, 2018	0.065	0.140625	0.135417	0.13020833
March 20, 2018	March 30, 2018	0.065	0.140625	0.135417	0.13020833

	Total for the Quarter:	$0.195	$0.421875	$0.406251	$0.39062499

Investment Activity

•	In January 2018, we invested $14.5 million in an existing portfolio company, Schylling, Inc., through a secured first lien debt investment.

•	In January 2018, we invested $11.0 million in an existing portfolio company, Nth Degree, through a secured first lien debt investment.

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

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through December 31, 2017, we have made 150 consecutive monthly distributions to common stockholders.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of December 31, 2017, our investment portfolio was made up of 73.1% in debt securities and 26.9% in equity securities, at cost.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the nine months ended December 31, 2017, we exited one portfolio company with a fair value prior to its sale of $19.2 million, invested $59.4 million in two new portfolio companies, and completed two separate mergers in which one of our existing portfolio companies merged with another one of our portfolio companies, resulting in a net reduction of one company from our portfolio, which was comprised of 34 companies as of December 31, 2017. From our initial public offering in June 2005 through December 31, 2017, we have made investments in 47 companies, excluding investments in syndicated loans, for a total of approximately $1 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2017, we had unrecognized, contractual success fees of $25.9 million, or $0.80 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through December 31, 2017, we have completed eleven buyout liquidity events, which, in the aggregate, have generated $85.5 million in net realized gains and $22.0 million in other income upon exit, for a total increase to our net assets of $107.5 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The eleven liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 62.5% from March 2011 through December 31, 2017, and allowed us to pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, a $0.06 per common share supplemental distribution in June 2017, and a $0.06 per common share supplemental distribution in December 2017.

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

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On February 5, 2018, the closing market price of our common stock was $9.25 per share, which represented a 10.8% discount to our net asset value (“NAV”) of $10.37 per share as of December 31, 2017. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

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

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act), of at least 200.0% on each of our senior securities representing indebtedness and our senior securities that are stock (such as our three series of term preferred stock). As of December 31, 2017, our asset coverage on our senior securities representing indebtedness was 551.9% and our asset coverage on our senior securities that are stock was 236.0%.

Investment Highlights

During the nine months ended December 31, 2017, and inclusive of non-cash transactions, we invested $59.4 million in two new portfolio companies, received $66.4 million in proceeds from repayments and sales, and extended $54.8 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and additions to equity, as applicable.

Investment Activity

During the nine months ended December 31, 2017, the following significant transactions occurred:

•	In April 2017, we sold our investment in Mitchell Rubber Products, Inc. (“Mitchell”), which resulted in success fee income of $1.7 million and a realized gain of $1.0 million. In connection with the sale, we received net cash proceeds of $19.0 million, including the repayment of our debt investment of $13.6 million at par.

•	In May and June 2017, we sold a portion of our common stock investment in AquaVenture Holdings Limited resulting in net cash proceeds of $2.0 million, which represented a return of capital. In December 2017, we sold another portion of our common stock investment in AquaVenture resulting in net cash proceeds of $1.2 million, which also represented a return of capital.

•	In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, we received success fee income of $0.3 million from Mathey. Our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis. In connection with the merger, we also extended a secured first lien revolving line of credit to SBS with a total facility amount of $1.5 million, which was undrawn at the time of the transaction.

•	In August 2017, we invested $28.3 million in Pioneer Square Brands, Inc. (“Pioneer”) through a combination of secured first lien debt and preferred equity. Pioneer, headquartered in Seattle, Washington, is a designer, manufacturer, and marketer of premium mobile technology bags and cases serving a diverse customer base, primarily in the education and corporate sectors.

•	In November 2017, one of our portfolio companies, GI Plastek, Inc. (“GI Plastek”) merged with another one of our portfolio companies, Precision Southeast, Inc. (“Precision”), into a new company, PSI Molded Plastics, Inc. (“PSI Molded”). As a result of this transaction, our debt investments in GI Plastek and Precision, which totaled $15.0 million and $9.6 million, respectively, at principal and cost, were assumed by PSI Molded and combined into a new secured second lien term loan totaling $24.6 million. Our preferred equity investment in GI Plastek, with a cost basis of $5.2 million, and our preferred and common equity investments in Precision, with a combined cost basis of $3.8 million, were converted into a preferred equity investment in PSI Molded with the same cost basis.

•	In November 2017, we invested $31.1 million in ImageWorks Display and Marketing Group, Inc. (“ImageWorks”) through a combination of secured first lien debt and preferred equity. ImageWorks, headquartered in Winston-Salem, North Carolina, is a market leading point-of-purchase display provider specializing in the design, engineering and production of custom semi-permanent and permanent displays across a variety of brands and consumer product end markets.

•	In December 2017, we invested $6.9 million in an existing portfolio company, Brunswick Bowling Products, Inc., through a secured first lien debt investment.

The following significant investment activity occurred subsequent to December 31, 2017. Also refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

•	In January 2018, we invested $14.5 million in an existing portfolio company, Schylling, Inc., through a secured first lien debt investment.

•	In January 2018, we invested $11.0 million in an existing portfolio company, Nth Degree, Inc., through a secured first lien debt investment.

Recent Developments

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities, including through concurrent, separate offerings of such securities. As of December 31, 2017, we have the ability to issue up to $221.3 million in securities under the registration statement.

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

Executive Officers

In October 2017, our Board of Directors announced that Julia Ryan, the Company’s Chief Financial Officer and Treasurer, had taken a temporary family medical leave of absence and that Nicole Schaltenbrand, the Chief Financial Officer and Treasurer of the Company’s affiliated fund, Gladstone Capital Corporation, would serve as the Company’s Acting Principal Financial Officer during Ms. Ryan’s absence. Ms. Ryan returned to her position as Chief Financial Officer and Treasurer of the Company in January 2018.

Distributions and Dividends

In January 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
January 22, 2018	January 31, 2018	$0.065	$0.140625	$0.135417	$0.13020833
February 16, 2018	February 28, 2018	0.065	0.140625	0.135417	0.13020833
March 20, 2018	March 30, 2018	0.065	0.140625	0.135417	0.13020833

Total for the Quarter:		$0.195	$0.421875	$0.406251	$0.39062499

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2017 to the Three Months Ended December 31, 2016

	For the Three Months Ended December 31,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$13,588	$11,707	$1,881	16.1%
Dividend, success fee, and other income	2,596	1,667	929	55.7

Total investment income	16,184	13,374	2,810	21.0

EXPENSES
Base management fee	2,769	2,441	328	13.4
Loan servicing fee	1,567	1,678	(111)	(6.6)
Incentive fee	2,822	1,178	1,644	139.6
Administration fee	261	251	10	4.0
Interest and dividend expense	3,286	3,076	210	6.8
Amortization of deferred financing costs and discounts	366	546	(180)	(33.0)
Other	215	1,213	(998)	(82.3)

Expenses before credits from Adviser	11,286	10,383	903	8.7
Credits to fees from Adviser	(2,633)	(2,213)	(420)	19.0

Total expenses, net of credits to fees	8,653	8,170	483	5.9

NET INVESTMENT INCOME	7,531	5,204	2,327	44.7

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	25	(3,140)	3,165	NM
Net realized gain on other	—	3	(3)	(100.0)
Net unrealized appreciation of investments	9,846	8,888	958	10.8
Net unrealized appreciation of other	(258)	—	(258)	NM

Net realized and unrealized gain	9,613	5,751	3,862	67.2

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,144	$10,955	$6,189	56.5

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.23	$0.17	$0.06	35.3%

Net increase in net assets resulting from operations	$0.53	$0.36	$0.17	47.2

NM = Not Meaningful

Investment Income

Total investment income increased by 21.0% for the three months ended December 31, 2017, as compared to the prior year period. This increase was due to an increase in both interest income and other income for the three months ended December 31, 2017 as compared to the prior year period.

Interest income from our investments in debt securities increased 16.1% for the three months ended December 31, 2017, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2017 was $381.9 million, compared to $369.4 million for the prior year period. This increase was primarily due to $70.1 million in new debt investments and $43.3 million in follow-on debt investments in existing portfolio companies originated after December 31, 2016, partially offset by the pay-off or restructure of $57.7 million of debt investments principally related to the exit, merger, or restructure of portfolio companies and $12.4 million of loans placed on non-accrual since December 31, 2016, and their respective impact on the weighted average principal balance when considering timing of new investments, pay-offs, mergers, restructures, and non-accruals, as applicable. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 14.2% for the three months ended December 31, 2017, compared to 12.7% for the prior year period. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At December 31, 2017, certain of our loans to two portfolio companies, Alloy Die Casting Co. (“Alloy Die Casting”) and Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $15.6 million. At December 31, 2016, our loan to Tread was on non-accrual status, with a debt cost basis of $3.2 million.

Other income for the three months ended December 31, 2017 increased by 55.7% as compared to the prior year period. During the three months ended December 31, 2017, other income primarily consisted of $2.4 million of success fee income and $0.2 million of dividend income. During the three months ended December 31, 2016, other income primarily consisted of success fee income of $1.2 million and dividend income of $0.4 million.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of December 31, 2017		Three months ended December 31, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.	$39,977	7.1%	$1,806	11.2%
Nth Degree, Inc.	37,721	6.7	987	6.1
J.R. Hobbs Co. – Atlanta, LLC	32,710	5.8	1,161	7.2
PSI Molded Plastics, Inc.(A)	31,332	5.5	434	2.7
Counsel Press, Inc.	29,416	5.2	802	4.9

Subtotal—five largest investments	171,156	30.3	5,190	32.1
Other portfolio companies	395,223	69.7	10,990	67.9

Total investment portfolio	$566,379	100.0%	$16,180	100.0%

	As of December 31, 2016		Three months ended December 31, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$32,526	6.9%	$786	5.9%
Cambridge Sound Management, Inc.	25,116	5.3	532	4.0
Old World Christmas, Inc.	23,585	5.0	534	4.0
Nth Degree, Inc.	23,401	5.0	425	3.2
Drew Foam Companies, Inc.	22,812	4.8	651	4.9

Subtotal—five largest investments	127,440	27.0	2,928	22.0
Other portfolio companies	344,000	73.0	10,446	78.0

Total investment portfolio	$471,440	100.0%	$13,374	100.0%

(A)	New investment during the applicable period as a result of the merger of two portfolio companies, GI Plastek and Precision. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 5.9% during the three months ended December 31, 2017, as compared to the prior year period, primarily as a result of an increase in the incentive fee, the base management fee, and interest and dividend expense, partially offset by a decrease in other expenses and amortization of deferred financing costs and discounts and an increase in non-contractual, unconditional, and irrevocable credits from the Adviser.

The income-based incentive fee increased for the three months ended December 31, 2017, as compared to the prior year period, as pre-incentive fee net investment income increased over the respective periods. Additionally, in accordance with GAAP, we recorded a capital gains-based incentive fee of $0.8 million during the three months ended December 31, 2017. There was no capital gains-based incentive fee during the prior year period.

The base management fee increased for the three months ended December 31, 2017, as compared to the prior year period, as average total assets increased over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2017	2016
Average total assets subject to base management fee(A)	$553,800	$488,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	2,769	2,441
Credits to fees from Adviser - other(B)	(1,066)	(535)

Net base management fee	$1,703	$1,906

Loan servicing fee(B)	$1,567	$1,678
Credits to base management fee - loan servicing fee(B)	(1,567)	(1,678)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$2,070	$1,178
Incentive fee – capital gains-based(C)	752	—

Total incentive fee(B)	2,822	1,178
Credits to fees from Adviser - other(B)	—	—

Net total incentive fee	$2,822	$1,178

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not contractually due under the terms of the Advisory Agreement.

Interest and dividend expense increased 6.8% during the three months ended December 31, 2017, as compared to the prior year period, primarily due to a higher weighted average balance outstanding and higher costs of borrowings on the Credit Facility. The weighted average balance outstanding on the Credit Facility during the three months ended December 31, 2017 was $71.5 million, as compared to $59.4 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended December 31, 2017 was 5.3%, as compared to 4.9% in the prior year period.

Amortization of deferred financing costs and discounts decreased 33.0% for the three months ended December 31, 2017, as compared to the prior year period, primarily as a result of the write-off of previously deferred costs related to the Credit Facility due to its amendment in November 2016.

Other expenses decreased 82.3% during the three months ended December 31, 2017, as compared to the prior year period, primarily due to bad debt recoveries in the current year period as compared to bad debt expense in the prior year period.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

There was no significant realized gain (loss) activity during the three months ended December 31, 2017. During the three months ended December 31, 2016, we recorded net realized losses on investments of $3.1 million, primarily related to a $10.2 million realized loss from the restructure of D.P.M.S., Inc. (“Danco”), partially offset by a $5.8 million realized gain from the exit of Behrens Manufacturing, LLC (“Behrens”) and a $1.3 million realized gain related to an additional earn-out from Funko, LLC, which was exited during the fiscal year ended March 31, 2016.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2017, we recorded net unrealized appreciation of investments of $9.8 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2017, were as follows:

	Three Months Ended December 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Nth Degree, Inc.	$—	$5,007	$—	$5,007
Cambridge Sound Management, Inc.	—	4,597	—	4,597
J.R. Hobbs Co. - Atlanta, LLC	—	3,809	—	3,809
Ginsey Home Solutions, Inc.	—	3,354	—	3,354
GI Plastek, Inc.	—	—	1,252	1,252
Precision Southeast, Inc.	—	—	1,054	1,054
Star Seed, Inc.	—	1,022	—	1,022
D.P.M.S., Inc.	—	818	—	818
Pioneer Square Brands, Inc.	—	732	—	732
Edge Adhesives Holdings, Inc.	—	723	—	723
Counsel Press, Inc.	—	470	—	470
Tread Corporation	—	443	—	443
Old World Christmas, Inc.	—	297	—	297
AquaVenture Holdings Limited	—	79	205	284
Alloy Die Casting Co.	—	200	—	200
B+T Group Acquisition, Inc.	—	(327)	—	(327)
Jackrabbit, Inc.	—	(690)	—	(690)
Meridian Rack & Pinion, Inc.	—	(707)	—	(707)
Logo Sportswear, Inc.	—	(1,039)	—	(1,039)
Brunswick Bowling Products, Inc.	—	(1,199)	—	(1,199)
Head Country, Inc.	—	(1,207)	—	(1,207)
Galaxy Tool Holding Corporation	—	(1,257)	—	(1,257)
The Mountain, Inc.	—	(1,329)	—	(1,329)
SOG Specialty Knives & Tools, LLC	—	(1,635)	—	(1,635)
PSI Molded Plastics, Inc.	—	(2,266)	—	(2,266)
Drew Foam Companies, Inc.	—	(2,685)	—	(2,685)
Other, net (<$250 Net)	25	125	—	150

Total	$25	$7,335	$2,511	$9,871

The primary drivers of net unrealized appreciation of $9.8 million for the three months ended December 31, 2017, were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain of our other portfolio companies.

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

The primary drivers of net unrealized appreciation of $8.9 million for the three months ended December 31, 2016, were the reversal of previously recorded unrealized depreciation related to our investment in Danco upon its restructure and increased performance of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized appreciation related to the exit of our investment in Behrens and a decline in performance of certain of our portfolio companies.

Across our entire investment portfolio, we recorded $2.7 million of net unrealized depreciation on our debt positions and $12.5 million of net unrealized appreciation on our equity positions for the three months ended December 31, 2017. At December 31, 2017, the fair value of our investment portfolio was less than our cost basis by $4.4 million, as compared to $14.2 million at September 30, 2017, representing net unrealized appreciation of $9.8 million for the three months ended December 31, 2017. Our entire portfolio had a fair value of 99.2% of cost as of December 31, 2017.

Net Unrealized Appreciation of Other

During the three months ended December 31, 2017, we recorded net unrealized appreciation of other of $0.3 million related to the Credit Facility recorded at fair value. There was no unrealized appreciation or depreciation on other during the three months ended December 31, 2016.

Comparison of the Nine Months Ended December 31, 2017 to the Nine Months Ended December 31, 2016

	For the Nine Months Ended December 31,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$35,547	$35,065	$482	1.4%
Dividend, success fee, and other income	7,389	4,446	2,943	66.2

Total investment income	42,936	39,511	3,425	8.7

EXPENSES
Base management fee	7,839	7,439	400	5.4
Loan servicing fee	4,616	5,081	(465)	(9.2)
Incentive fee	5,289	3,427	1,862	54.3
Administration fee	769	825	(56)	(6.8)
Interest and dividend expense	9,271	9,180	91	1.0
Amortization of deferred financing costs and discounts	1,100	1,508	(408)	(27.1)
Other	2,492	2,490	2	0.1

Expenses before credits from Adviser	31,376	29,950	1,426	4.8
Credits to fees from Adviser	(7,156)	(7,567)	411	(5.4)

Total expenses, net of credits to fees	24,220	22,383	1,837	8.2

NET INVESTMENT INCOME	18,716	17,128	1,588	9.3

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	1,147	15,484	(14,337)	(92.6)
Net realized loss on other	—	(254)	254	(100.0)
Net unrealized appreciation of investments	19,236	2,954	16,282	551.2
Net unrealized appreciation of other	(258)	75	(333)	NM

Net realized and unrealized gain	20,125	18,259	1,866	10.2

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$38,841	$35,387	$3,454	9.8

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.58	$0.57	$0.01	1.8%

Net increase in net assets resulting from operations	$1.21	$1.17	$0.04	3.4

NM = Not Meaningful

Investment Income

Total investment income increased by 8.7% for the nine months ended December 31, 2017, as compared to the prior year period. This increase was due to an increase in other income and, to a lesser extent, an increase in interest income for the nine months ended December 31, 2017 as compared to the prior year period.

Interest income from our investments in debt securities increased by 1.4% for the nine months ended December 31, 2017, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended December 31, 2017 was $358.0 million, compared to $370.8 million for the prior year period. This decrease was primarily due to the pay-off or restructure of $57.7 million of debt investments principally related to the exit, merger, or restructure of portfolio companies and $12.4 million of loans placed on non-accrual since December 31, 2016, which was partially offset by $70.1 million in new debt investments and $43.3 million in follow-on debt investments in existing portfolio companies originated after December 31, 2016, and their respective impact on the weighted average principal balance when considering timing of new investments, pay-offs, mergers, restructures, and non-accruals, as applicable. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.2% for the nine months ended December 31, 2017, compared to 12.6% for the prior year period. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At December 31, 2017, certain of our loans to two portfolio companies, Alloy Die Casting and Tread, were on non-accrual status, with an aggregate debt cost basis of $15.6 million. At December 31, 2016, our loan to Tread was on non-accrual status, with a debt cost basis of $3.2 million.

Other income for the nine months ended December 31, 2017 increased by 66.2% as compared to the prior year period. During the nine months ended December 31, 2017, other income primarily consisted of $4.6 million of success fee income and $2.8 million of dividend income. During the nine months ended December 31, 2016, other income primarily consisted of $3.2 million of dividend income and $1.2 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of December 31, 2017		Nine months ended December 31, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.	$39,977	7.1%	$2,863	6.7%
Nth Degree, Inc.	37,721	6.7	1,840	4.3
J.R. Hobbs Co. – Atlanta, LLC	32,710	5.8	2,698	6.3
PSI Molded Plastics, Inc.(A)	31,332	5.5	434	1.0
Counsel Press, Inc.	29,416	5.2	2,378	5.5

Subtotal—five largest investments	171,156	30.3	10,213	23.8
Other portfolio companies	395,223	69.7	32,709	76.2

Total investment portfolio	$566,379	100.0%	$42,922	100.0%

	As of December 31, 2016		Nine months ended December 31, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Counsel Press, Inc.	$32,526	6.9%	$2,349	6.0%
Cambridge Sound Management, Inc.	25,116	5.3	1,545	3.9
Old World Christmas, Inc.	23,585	5.0	1,596	4.0
Nth Degree, Inc.	23,401	5.0	1,269	3.2
Drew Foam Companies, Inc.	22,812	4.8	1,331	3.4

Subtotal—five largest investments	127,440	27.0	8,090	20.5
Other portfolio companies	344,000	73.0	31,420	79.5

Total investment portfolio	$471,440	100.0%	$39,510	100.0%

(A)	New investment during the applicable period as a result of the merger of two portfolio companies, GI Plastek and Precision. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased by 8.2% during the nine months ended December 31, 2017, as compared to the prior year period, primarily as a result of an increase in the incentive fee and the base management fee, partially offset by a decrease in amortization of deferred financing fees and discounts.

The income-based incentive fee increased for the nine months ended December 31, 2017 as compared to the prior year period, as pre-incentive fee net investment income increased over the respective periods. Additionally, in accordance with GAAP, we recorded a capital gains-based incentive fee of $0.8 million during the nine months ended December 31, 2017. There was no capital gains-based incentive fee during the prior year period.

The base management fee increased for the nine months ended December 31, 2017, as compared to the prior year period, as average total assets increased over the respective periods.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended December 31,
	2017	2016
Average total assets subject to base management fee(A)	$522,600	$495,900
Multiplied by prorated annual base management fee of 2.0%	1.5%	1.5%

Base management fee(B)	7,839	7,439
Credits to fees from Adviser - other(B)	(2,540)	(2,486)

Net base management fee	$5,299	$4,953

Loan servicing fee(B)	$4,616	$5,081
Credits to base management fee - loan servicing fee(B)	(4,616)	(5,081)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$4,537	$3,427
Incentive fee – capital gains-based(C)	752	—

Total incentive fee(B)	5,289	3,427
Credits to fees from Adviser - other(B)	—	—

Net total incentive fee	$5,289	$3,427

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not contractually due under the terms of the Advisory Agreement.

Amortization of deferred financing costs and discounts decreased 27.1% for the nine months ended December 31, 2017, as compared to the prior year period, primarily as a result of the write-off of previously deferred costs related to the Series A Term Preferred Stock upon its redemption in September 2016, as well as the write-off of previously deferred costs related to the Credit Facility due to its amendment in November 2016.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the nine months ended December 31, 2017, we recorded net realized gains on investments of $1.1 million, primarily related to a $1.0 million realized gain from the exit of Mitchell, compared to net realized gains on investments of $15.5 million during the prior year period, primarily related to an $18.8 million realized gain from the exit of Acme Cryogenics, Inc. (“Acme”), a $5.8 million realized gain from the exit of Behrens, and a $1.3 million realized gain related to an additional earn-out from Funko, LLC, which was exited during the fiscal year ended March 31, 2016, partially offset by a $10.2 million realized loss from the restructure of Danco.

Net Realized Loss on Other

There were no realized gains or losses on other during the nine months ended December 31, 2017. During the nine months ended December 31, 2016, we recorded a net realized loss on other of $0.3 million, of which $0.2 million related to the redemption of our Series A Term Preferred Stock in September 2016 and $0.1 million related to the expiration of our interest rate cap agreement in April 2016.

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended December 31, 2017, we recorded net unrealized appreciation of investments of $19.2 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended December 31, 2017, were as follows:

	Nine Months Ended December 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$12,932	$—	$12,932
Nth Degree, Inc.	—	11,959	—	11,959
J.R. Hobbs Co. - Atlanta, LLC	—	5,790	—	5,790
Ginsey Home Solutions, Inc.	—	4,537	—	4,537
Precision Southeast, Inc.	—	2,776	1,054	3,830
Old World Christmas, Inc.	—	3,829	—	3,829
Tread Corporation	—	3,374	—	3,374
Drew Foam Companies, Inc.	—	2,997	—	2,997
Frontier Packaging, Inc.	—	2,879	—	2,879
Mathey Investments, Inc.	—	—	2,658	2,658
Star Seed, Inc.	—	2,325	—	2,325
SBS Industries, LLC	—	1,859	—	1,859
Pioneer Square Brands, Inc.	—	732	—	732
Schylling, Inc.	—	(262)	—	(262)
GI Plastek, Inc.	—	(1,856)	1,252	(604)
B-Dry, LLC	—	(847)	—	(847)
Logo Sportswear, Inc.	—	(1,287)	—	(1,287)
Edge Adhesives Holdings, Inc.	—	(1,366)	—	(1,366)
Mitchell Rubber Products, Inc.	982	—	(2,783)	(1,801)
Jackrabbit, Inc.	—	(1,840)	—	(1,840)
Head Country, Inc.	—	(1,842)	—	(1,842)
PSI Molded Plastics, Inc.	—	(2,266)	—	(2,266)
Alloy Die Casting Co.	—	(2,338)	—	(2,338)
SOG Specialty Knives & Tools, LLC	—	(2,346)	—	(2,346)
Brunswick Bowling Products, Inc.	—	(2,641)	—	(2,641)
Country Club Enterprises, LLC	—	(3,134)	—	(3,134)
Meridian Rack & Pinion, Inc.	—	(3,432)	—	(3,432)
Galaxy Tool Holding Corporation	—	(5,381)	—	(5,381)
The Mountain, Inc.	—	(7,824)	—	(7,824)
Other, net (<$250 Net)	165	(455)	183	(107)

Total	$1,147	$16,872	$2,364	$20,383

The primary drivers of net unrealized appreciation of $19.2 million for the nine months ended December 31, 2017, were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain of our other portfolio companies.

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

The primary drivers of net unrealized appreciation of $3.0 million for the nine months ended December 31, 2016, were the reversal of previously recorded unrealized depreciation related to our investment in Danco upon its restructure and increased performance of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized appreciation related to the exit of our investments in Acme and Behrens and a decline in performance of certain of our portfolio companies.

Across our entire investment portfolio, we recorded $11.5 million of net unrealized depreciation on our debt positions and $30.7 million of net unrealized appreciation on our equity positions for the nine months ended December 31, 2017. At December 31, 2017, the fair value of our investment portfolio was less than our cost basis by $4.4 million, as compared to $23.6 million at March 31, 2017, representing net unrealized appreciation of $19.2 million for the nine months ended December 31, 2017. Our entire portfolio had a fair value of 99.2% of cost as of December 31, 2017.

Net Unrealized Appreciation on Other

During the nine months ended December 31, 2017, we recorded net unrealized appreciation of other of $0.3 million related to the Credit Facility recorded at fair value. During the nine months ended December 31, 2016, we recorded net unrealized appreciation of other of $0.1 million due to the reversal of previously recorded unrealized depreciation upon the expiration of our interest rate cap agreement in April 2016.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2017 was $24.4 million, as compared to net cash provided by operating activities of $53.9 million for the nine months ended December 31, 2016. This change was primarily due to an increase in purchases of investments and lower repayments and net proceeds from the sale of investments. Purchases of investments totaled $71.2 million during the nine months ended December 31, 2017, compared to $31.2 million during the nine months ended December 31, 2016. Repayments and net proceeds from the sale of investments totaled $26.6 million during the nine months ended December 31, 2017, compared to $63.7 million during the nine months ended December 31, 2016.

As of December 31, 2017, we had equity investments in or loans to 34 portfolio companies with an aggregate cost basis of $570.7 million. As of December 31, 2016, we had equity investments in or loans to 35 portfolio companies with an aggregate cost basis of $499.0 million. The following table summarizes our total portfolio investment activity during the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
	2017	2016
Beginning investment portfolio, at fair value	$501,579	$487,656
New investments	59,424	25,500
Disbursements to existing portfolio companies	11,764	5,686
Unscheduled principal repayments	(19,610)	(26,886)
Net proceeds from sales of investments	(7,007)	(36,788)
Net realized gain on investments	982	13,318
Net unrealized appreciation of investments	16,872	19,060
Reversal of net unrealized depreciation (appreciation) of investments	2,364	(16,106)
Amortization of premiums, discounts, and acquisition costs, net	11	—

Ending investment portfolio, at fair value	$566,379	$471,440

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2017:

		Amount(A)
For the remaining three months ending March 31:	2018	$11,713
For the fiscal years ending March 31:	2019	68,416
	2020	89,253
	2021	80,007
	2022	80,196
	Thereafter	87,535

	Total contractual repayments	$417,120
	Adjustments to cost basis of debt investments	(89)
	Investments in equity securities	153,702

	Total cost basis of investments held as of December 31, 2017:	$570,733

(A)	Subsequent to December 31, 2017, two debt investments with principal balances of $9.9 million, $9.7 million, and $11.3 million, respectively, which were previously scheduled to mature during the fiscal years ending March 31, 2018, March 31, 2019, and March 31, 2021, respectively, were extended to mature during the fiscal years ending March 31, 2019, March 31, 2020, and March 31, 2023, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2017 was $24.3 million, which consisted primarily of $26.9 million of net proceeds from the Credit Facility and $20.1 million of net proceeds from the issuance of common stock in May 2017, including the partial exercise of the underwriters’ over-allotment option in June 2017, partially offset by $22.6 million in distributions to common stockholders. Net cash used in financing activities for the nine months ended December 31, 2016 was $54.4 million, which consisted primarily of $51.3 million of net repayments on the Credit Facility, $17.0 million in distributions to common stockholders, and the redemption of our Series A Term Preferred Stock in September 2016 of $40.0 million, partially offset by net proceeds from the issuance of our Series D Term Preferred Stock of $55.4 million in September 2016.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.064 per common share for each of the six months from April 2017 through September 2017, and $0.065 per common share for each of the three months from October 2017 through December 2017, and supplemental distributions of $0.06 per common share for each of June 2017 and December 2017. In January 2018, our Board of Directors declared a monthly distribution of $0.065 per common share for each of January, February, and March 2018. Our Board of Directors declared these distributions based on estimates of taxable income for the fiscal year ending March 31, 2018.

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

For the year ended March 31, 2017, distributions to common stockholders totaled $22.7 million and were less than our taxable income for the same year, after also taking into account spillover amounts under Section 855(a) of the Code with respect to the prior year. At March 31, 2017, we elected to treat $8.2 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.3 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and increased Accumulated net realized gain (loss) and Net investment income in excess of distributions. For the nine months ended December 31, 2017, we recorded $0.8 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and increased Net investment income in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.140625 per share to holders of our Series B Term Preferred Stock, (ii) $0.135417 per share to holders of our Series C Term Preferred Stock, and (iii) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the nine months from April 2017 through December 2017. In accordance with GAAP, we treat these monthly dividends as an operating expense. The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On February 5, 2018, the closing market price of our common stock was $9.25 per share, which represented a 10.8% discount to our NAV per share of $10.37 as of December 31, 2017. At our 2017 Annual Meeting of Stockholders held on August 24, 2017, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock) as of December 31, 2017 was 236.0%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

Revolving Line of Credit

On November 16, 2016, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended on June 26, 2014, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to November 15, 2019, and if not renewed or extended by such date, all principal and interest will be due and payable on or before November 15, 2021 (two years after the revolving period end date). The amended Credit Facility provides a one-year extension option that may be exercised on or before the second anniversary of the November 16, 2016 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was changed from $185.0 million to $165.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $250.0 million through additional commitments of existing or new lenders. Advances under the Credit Facility generally bear interest at 30-day LIBOR plus 3.15% per annum until November 15, 2019, with the margin then increasing to 3.40% for the period from November 15, 2019 to November 15, 2020, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee of 0.50% per annum on the portion of the total unused commitment amount that is less than or equal to 45.0% of the total commitment amount and 0.80% per annum on the total unused commitment amount that is greater than 45.0%. We incurred fees of approximately $1.4 million in connection with this amendment.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to shareholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of (a) $210.0 million or (b) $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $220.6 million as of December 31, 2017, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of December 31, 2017, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $471.7 million, asset coverage on our senior securities representing indebtedness of 551.9%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of December 31, 2017, we had availability, after adjustments for various constraints based on collateral quality, of approximately $62.6 million under the Credit Facility and were in compliance with all covenants under the Credit Facility. As of February 5, 2018, we had availability, before adjustments for various constraints based on collateral quality, of $47.7 million under the Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of December 31, 2017 and March 31, 2017, we had unrecognized, contractual off-balance sheet success fee receivables of $25.9 million and $24.2 million (or approximately $0.80 per common share for each period), respectively, on our debt investments. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit commitments have expiration dates and we expect many will never be fully drawn, the total line of credit commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit commitments as of December 31, 2017 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $2.0 million of obligations of Country Club Enterprises, LLC. The guaranty expires in February 2018, unless renewed. As of December 31, 2017, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of December 31, 2017, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$96,600	$—	$—	$96,600	$—
Mandatorily redeemable preferred stock	139,150	—	—	81,650	57,500
Secured borrowing	5,096	—	—	5,096	—
Interest payments on obligations(C)	63,730	14,330	28,675	18,030	2,695

Total	$304,576	$14,330	$28,675	$201,376	$60,195

(A)	Excludes unused line of credit commitments and guaranties to our portfolio companies in the aggregate principal amount of $8.6 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)	Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2017. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of December 31, 2017 and March 31, 2017:

Rating	December 31, 2017	March 31, 2017
Highest	10.0	10.0
Average	6.1	6.1
Weighted Average	6.4	6.5
Lowest	3.0	3.0

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

In an effort to limit certain federal excise taxes imposed on RICs, we generally intend to distribute to our stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both December 31, 2017 and March 31, 2017.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. Currently, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate. As of December 31, 2017, our portfolio consisted of the following breakdown based on the total principal balance of all outstanding debt investments:

96.9%	Variable rates with a floor
3.1	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended December 31, 2017 from that disclosed in our Annual Report for the fiscal year ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on May 15, 2017 as well as the risks discussed below. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The recently enacted legislation informally titled the Tax Cuts and Jobs Act and other legislative, regulatory and administrative developments may adversely affect the Company or its stockholders.

On December 22, 2017, President Trump signed into law P.L. 115-97, informally titled the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes major changes to the Code, including a number of provisions of the Code that affect the taxation of RICs and their stockholders. Certain provisions of the Tax Act that may impact us and our stockholders include:

•	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate will be reduced from 39.6% to 37% (through taxable years ending in 2025);

•	reducing the maximum corporate income tax rate from 35% to 21%;

•	permitting a deduction for certain pass-through business income, which generally will allow individuals, trusts, and estates to deduct up to 20% of such amounts, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025);

•	limiting the deduction for net operating losses to 80% of taxable income (prior to the application of the dividends paid deduction);

•	amending the limitation on the deduction of net interest expense for all businesses, other than certain electing businesses; and

•	eliminating the corporate alternative minimum tax.

The individual and collective impact of these provisions and other provisions of the Tax Act on the Company and its stockholders is uncertain, and may not become evident for some period of time. In addition, other legislative, regulatory or administrative changes may be enacted or promulgated, either prospectively or with retroactive effect, and may adversely affect the Company or its stockholders. The Company’s stockholders should consult their individual tax advisors regarding the implications of the Tax Act and other potential legislative, regulatory or administrative changes on their investment in the Company’s stock.

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

Date: February 6, 2018