Form 10-K
period 2018-03-31
GLADSTONE INVESTMENT CORPORATION\DE
filed 2018-05-15
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 29, 2017, based on the closing price on that date of $9.49 on the Nasdaq Global Select Market, was $300,451,948. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 32,822,459 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of May 14, 2018.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein. Such proxy statement will be filed with the Securities and Exchange Commission no later than 120 days following the end of the Registrant’s fiscal year ended March 31, 2018.

GLADSTONE INVESTMENT CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

MARCH  31, 2018

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; 4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation, or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from our historical performance. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events, or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed, or in the future may file, with the U.S. Securities and Exchange Commission, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

In this Annual Report on Form 10-K (the “Annual Report”), the terms the “Company,” “we,” “us,” and “our” refer to Gladstone Investment Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts, except per share amounts, are in thousands unless otherwise indicated.

PART I

The information contained in this section should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

ITEM 1. BUSINESS

Overview

Organization

We were incorporated under the General Corporation Law of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. Since our initial public offering in 2005 and through March 31, 2018, we have made 153 consecutive monthly distributions to common stockholders.

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

Investment Adviser and Administrator

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours, under an investment advisory and management agreement (the “Advisory Agreement”) and another of our affiliates, Gladstone Administration, LLC, (the “Administrator”) provides administrative services to us pursuant to a contractual agreement (the “Administration Agreement”). Each of the Adviser and Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Lee Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president, general counsel and secretary of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Capital Corporation (“Gladstone Capital”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land,” together with “Gladstone Commercial,” and “Gladstone Capital,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

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

Investment Objectives and Strategy

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2018, our investment portfolio was made up of 73.8% in debt securities and 26.2% in equity securities, at cost.

We focus on investing in lower middle market private businesses (which we generally define as private companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $20 million) (“Lower Middle Market”) in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the portfolio company, reasonable capitalization of the portfolio company, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples, and the potential to realize appreciation and gain liquidity in our equity position, if any. We anticipate that liquidity in our equity position will be achieved through a merger, acquisition, or recapitalization of the portfolio company, a public offering of the portfolio company’s stock or, to a lesser extent, by exercising our right to require the portfolio company to repurchase our warrants, as applicable, though there can be no assurance that we will always have these rights. We invest in portfolio companies that need funds for growth capital, to finance acquisitions, recapitalize or, to a lesser extent, refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the U.S. Securities and Exchange Commission (“SEC”) granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order. Since 2012, we have opportunistically made several co-investments with Gladstone Capital pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. As of March 31, 2018, our loan portfolio consisted of 97.0% variable rate loans with floors and 3.0% fixed rate loans based on the total principal balance of all outstanding debt investments. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement such as a success fee or, to a lesser extent, deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the business. Some debt securities may have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called “paid-in-kind” (“PIK”) interest. As of March 31, 2018, we did not have any securities with a PIK feature.

Typically, our investments in equity securities take the form of common stock, preferred stock, limited liability company interests, or warrants or options to purchase any of the foregoing. Often, these equity investments occur in connection with our original investment, buyouts and recapitalizations of a business, or refinancing existing debt. From our initial public offering in 2005 through March 31, 2018, we have made investments in 47 companies, excluding investments in syndicated loans.

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

Because the majority of the loans in our portfolio consist of term debt in private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be rated below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered higher risk as compared to investment grade debt instruments. With the exception of our policy to conduct our business as a BDC, these investment policies are not fundamental and may be changed without stockholder approval.

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

Investment Concentrations

As of March 31, 2018, our investment portfolio consisted of investments in 33 portfolio companies located in 16 states across 17 different industries with an aggregate fair value of $599.1 million. Our investments in Cambridge Sound Management, Inc. (“Cambridge”), Nth Degree, Inc. (“Nth Degree”), J.R. Hobbs Co. – Atlanta, LLC (“JR Hobbs”), Brunswick Bowling Products, Inc. (“Brunswick”), and ImageWorks Display and Marketing Group, Inc. (“ImageWorks”) represented our five largest portfolio investments at fair value and collectively comprised $183.4 million, or 30.5%, of our total investment portfolio at fair value. The following table summarizes our investments by security type as of March 31, 2018 and 2017:

	March 31, 2018				March 31, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$321,303	54.9%	$305,856	51.0%	$284,823	54.3%	$268,150	53.5%
Secured second lien debt	110,484	18.9	97,339	16.2	93,078	17.7	95,040	18.9

Total debt	431,787	73.8	403,195	67.2	377,901	72.0	363,190	72.4
Preferred equity	150,708	25.8	167,150	28.0	140,791	26.8	113,515	22.6
Common equity/equivalents	2,351	0.4	28,802	4.8	6,477	1.2	24,874	5.0

Total equity/equivalents	153,059	26.2	195,952	32.8	147,268	28.0	138,389	27.6

Total investments	$584,846	100.0%	$599,147	100.0%	$525,169	100.0%	$501,579	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$136,719	22.8%	$85,248	17.0%
Home and Office Furnishings, Housewares, and Durable Consumer Products	128,529	21.5	93,062	18.6
Chemicals, Plastics, and Rubber	55,740	9.3	65,156	13.0
Leisure, Amusement, Motion Pictures, Entertainment	43,048	7.2	32,453	6.5
Personal and Non-Durable Consumer Products (Manufacturing Only)	42,836	7.1	19,011	3.8
Diversified/Conglomerate Manufacturing	29,942	5.0	40,303	8.0
Machinery (Non-agriculture, Non-construction, Non-electronic)	21,915	3.7	17,283	3.4
Farming and Agriculture	21,483	3.6	19,096	3.8
Containers, Packaging, and Glass	21,387	3.6	18,266	3.6
Textiles and Leather	19,407	3.2	20,369	4.1
Cargo Transport	15,816	2.6	15,891	3.2
Telecommunications	14,000	2.3	14,000	2.8
Automobile	13,830	2.3	20,792	4.1
Aerospace and Defense	12,457	2.1	16,042	3.2
Beverage, Food, and Tobacco	11,605	1.9	14,802	3.0
Other < 2.0%	10,433	1.8	9,805	1.9

Total investments	$599,147	100.0%	$501,579	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$221,725	37.0%	$175,136	34.9%
Northeast	188,911	31.5	159,614	31.8
West	133,774	22.3	123,475	24.6
Midwest	54,737	9.2	43,354	8.7

Total investments	$599,147	100.0%	$501,579	100.0%

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

•	Experienced Management: We typically require that the companies in which we invest have experienced management teams or a hiring plan in place to install an experienced management team. We also require the companies to have in place proper incentives to induce management to succeed and act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

•	Value and Income Orientation and Positive Cash Flow: Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value and income orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of EBITDA, and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales, cash flows, and EBITDA to fixed charges coverage, which provides some assurance that the companies will be able to service their debt. We do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

•	Strong Competitive Position in an Industry: We seek to invest in companies that have developed strong market positions and significant relative market share within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek companies that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Liquidation Value of Assets: The projected liquidation value of the assets, if any, is an important factor in our investment analysis in collateralizing our debt securities.

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

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in Lower Middle Market companies. Such competitors include private equity funds, leveraged buyout funds, other BDCs, investment banks and other equity and non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish a larger portfolio of investments. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over many other providers of financing to Lower Middle Market companies.

Management Expertise

Our Adviser has an investment committee for each of the Company and the Affiliated Public Funds. Messrs. Gladstone and Brubaker serve as members of the Adviser’s investment committees for each of the Company and each of the Affiliated Public Funds. Messrs. Gladstone and Dullum have extensive experience in investing in Lower Middle Market companies and with operating in the BDC marketplace in general. Mr. Brubaker has substantial experience in acquisitions and operations of companies. These three individuals, who are part of our executive management team and comprise the Adviser’s investment committee for the Company, dedicate a significant portion of their time to managing our investment portfolio. They have extensive experience providing capital to Lower Middle Market companies and have worked together at the Gladstone family of companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.

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

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, the Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect the Adviser to use the same value and income-oriented investment philosophy that its professionals use in the management of the other Affiliated Public Funds and to commit resources to manage downside exposure. The Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

•	Focusing on companies with attractive and sustainable market positions and cash flow;

•	Investing in companies with experienced and established management teams;

•	Engaging in extensive due diligence from the perspective of a long-term investor;

•	Investing at low price-to-cash flow multiples; and

•	Adopting flexible transaction structures by drawing on the experience of the investment professionals of the Adviser and its affiliates.

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

Flexible Transaction Structuring

We believe the Adviser’s and our management team’s broad expertise and its ability to draw upon many years of combined experience enables the Adviser to identify, assess, and structure investments successfully across all levels of a prospective portfolio company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest, thereby affording us a competitive advantage of providing both, equity and debt financing, which may limit uncertainty related to the close of the transaction and the risk of refinancing during periods of market yield compression. We believe that this approach enables the Adviser to develop a financing structure which best fits the investment and growth profile of the underlying company and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets.

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

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance, as defined in the 1940 Act, to our portfolio companies and provide other services (other than such managerial assistance) to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser, as discussed below in “—Transactions with Related Parties – Investment Advisory and Management Agreement – Base Management Fee;” however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies.

Gladstone Securities also provides other services (such as investment banking and due diligence services) to certain of our portfolio companies, see “—Transactions with Related Parties – Other Transactions” below.

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

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the uncertainty inherent in valuing these securities, the Valuation Team’s determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our net asset value (“NAV”) could be materially affected if the Valuation Team’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Our valuation policies, procedures and processes are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Investment Valuation.”

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

Additionally, as stated above, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies. Loan servicing fees that are payable to the Adviser pursuant to our Fifth Amended and Restated Credit Agreement, as amended (the “Credit Facility”), are also 100% credited against the base management fee as discussed below “—Loan Servicing Fee Pursuant to Credit Facility.”

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through March 31, 2018, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. As of and for the year ended March 31, 2018, we recorded a capital gains-based incentive fee of $4.4 million; however, such amount is not contractually due under the terms of the Advisory Agreement. There has been no GAAP accrual of a capital gains-based incentive fee for any year prior to March 31, 2018.

Our Board of Directors may accept non-contractual, unconditional, and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income generated in the current or prior year does not cover 100% of the distributions to common stockholders for a year. For the years ended March 31, 2018, 2017 and 2016, there were no such incentive fee credits from the Adviser.

Loan Servicing Fee Pursuant to Credit Facility

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Investment, LLC (“Business Investment”) (the borrower under the Credit Facility), in return for which the Adviser receives a 2.0% annual fee based on the monthly aggregate outstanding balance of loans pledged under the Credit Facility. Since Business Investment is a consolidated subsidiary of ours, coupled with the fact that the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 2.0% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat the payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.

Administration Agreement

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the Administrator’s president), and their respective staffs.

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter that the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2018.

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

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90% of our Investment Company Taxable Income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the calendar years ended December 31, 2017, 2016 and 2015, we incurred $0.2 million, $0.4 million and $0.2 million, respectively, in excise taxes. As of March 31, 2018, our capital loss carryforward was $0.

We will be subject to regular corporate income tax, currently a flat rate of 21%, on any income that is not distributed or deemed to be distributed, including both ordinary income and capital gains. We may retain some or all of our net long-term capital gains, if any, retain and designate them as deemed distributions, or distribute such capital gains to stockholders in cash. If we retain long-term capital gains, we will be subject to federal and state income taxes on such retained capital gains. If we deem long-term capital gains to be distributed, among other consequences, we will pay federal tax on the retained net long-term capital gains, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder, and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained long-term capital gain. The amount of the deemed distribution, net of such tax, will be added to the stockholder’s tax basis for its stock. We expect to pay federal tax on any retained long-term capital gains at regular corporate tax rates, and therefore, if that rate is in excess of the marginal income tax rate payable by a particular individual stockholder on long-term capital gains, the amount of tax that such individual stockholder will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess may be claimed as a credit or refund against the stockholder’s other tax obligations. A stockholder that is not subject to U.S. federal income tax or tax on long-term capital gains would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to the stockholders after the close of the relevant tax year. As of March 31, 2018, we have never made a deemed distribution.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our Investment Company Taxable Income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of stock and thereafter as gain from the sale of shares of our stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period of the stock and whether the distributions are paid in cash or invested in additional stock. Corporate stockholders are generally eligible for the 50% dividends received deduction with respect to dividends received from us, other than capital gains dividends, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations.

A RIC that has two or more classes of stock generally is required to allocate to each class proportionate amounts of each type of its income (such as ordinary income, capital gains, qualified dividend income and dividends qualifying for the dividends-received deduction) based upon the percentage of total distributions paid to each class for the tax year. Accordingly, we intend to allocate capital gain distributions, distributions of qualified dividend income, and distributions qualifying for the dividends-received deduction, if any, between our common shares and preferred shares in proportion to the total distributions paid to each class with respect to such tax year.

Any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by the stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above. As of March 31, 2018, our Section 855(a) distributions were $8.4 million.

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

Sale of Our Shares

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of the shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 21%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on, among other things, dividends on and capital gain from the sale or other disposition of shares of our stock.

Backup Withholding and Other Required Withholding

We may be required to withhold federal income tax, or backup withholding, currently at a rate of 24%, from all taxable distributions to any non-corporate U.S. stockholder (i) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (ii) with respect to whom the Internal Revenue Service (“IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

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

We intend to conduct our business so as to retain our status as a BDC. A BDC may use capital provided by public stockholders and from other sources to make long-term investments in private companies. A BDC provides stockholders the ability to retain the liquidity of a publicly-traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in qualifying assets, as described in Sections 55(a)(1) through (a)(3) of the 1940 Act.

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

As of March 31, 2018, 99.7% of our assets were qualifying assets.

Asset Coverage

Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that is stock. In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 200% (currently) or 150% (effective April 10, 2019; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — Small Business Credit Availability Act” for a discussion of changes to the asset coverage requirements pursuant to the Small Business Credit Availability Act (“SBCAA”)).

In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to holders of any class of our capital stock would be restricted if our senior securities representing indebtedness fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our senior securities that are stock fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering costs will not be available for distributions to our stockholders. If we are unable to regain asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions.

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

Code of Ethics

We and all of the Gladstone family of companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933 and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Investor Relations - Corporate Governance” at www.GladstoneInvestment.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 20 to 25 full-time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2018 and all of calendar year 2019. To the extent we acquire more investments, we anticipate that the number of employees of the Adviser and the Administrator who devote time to our matters will increase.

As of May 10, 2018, the Adviser and Administrator collectively had 65 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
18	Accounting, administration, compliance, human resources, legal, and treasury
35	Investment management, portfolio management, and due diligence

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the investor relations section of our website at www.GladstoneInvestment.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Investment Corporation, 1521 Westbranch Drive, Suite 100,

McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments we seek to make in Lower Middle Market companies. We generally compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds, mutual funds, and private equity. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in Lower Middle Market portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in Lower Middle Market portfolio companies are subject to a number of significant risks including the following:

•	Lower Middle Market businesses are likely to be more significantly impacted in economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and any economic downturns or recessions, are more likely to have a material adverse effect on them. In the event that the economy contracts, it is likely that the financial results of Lower Middle Market businesses, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, if one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan(s) or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•	Lower Middle Market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan(s) may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of realizing on any guaranties we may have obtained from the borrower’s management. As of March 31, 2018, certain loans to two portfolio companies were on non-accrual status with an aggregate debt cost basis of $15.6 million, or 3.6%, of the cost basis of all debt investments in our portfolio. While we are working with the portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will generally seek to be a secured first lien lender to a borrower, in some of our loans we expect to be subordinated to a senior lender and our security interest in any collateral would, accordingly, likely be second lien and subordinate to another lender’s security interest.

•	Lower Middle Market businesses typically have narrower product lines and smaller market shares than large businesses. Our target portfolio companies tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

•	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations to make a well-informed investment decision.

•	Lower Middle Market businesses generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be exposed to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan(s) would be jeopardized.

•	Lower Middle Market businesses are more likely to be dependent on one or two persons. Typically, the success of a Lower Middle Market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

•	Lower Middle Market businesses may have limited operating histories. While we intend to continue to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

•	Debt securities of Lower Middle Market companies typically are not rated by a credit rating agency. Typically, a Lower Middle Market business cannot or will not expend the resources to have their debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment grade debt instruments.

Because the loans we make and equity securities we invest in are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our NAV.

Substantially all of our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, but not limited to, a total enterprise value approach, a yield analysis, and market quotes. Currently, ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.) provides estimates of fair value on generally all of our debt investments that are not valued using total enterprise value (“TEV”) and we use another independent valuation firm to provide valuation inputs for our significant equity investments, generally valued using TEV, including earnings multiple ranges, as well as other information. In addition to these techniques, inputs and information, other factors are considered when determining fair value of our investments, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current three month reporting period are generally valued at original cost basis. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policy — Investment Valuation” for additional information on our valuation policies, procedures, and processes.

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

Our most recent NAV was calculated on March 31, 2018 and our NAV when calculated effective June 30, 2018 and thereafter may be higher or lower.

As of March 31, 2018, our NAV per share was $10.85, which was based on the fair value of our investments that were reviewed and approved by the Valuation Committee and Board of Directors in connection with financial statements that were audited by our independent registered public accounting firm. NAV per share as of June 30, 2018 may be higher or lower than $10.85 based on potential changes in valuations, issuance of shares of common stock subsequent to March 31, 2018, or dividends paid and earnings for the quarter then ended. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis and if our June 30, 2018 fair value is less than the March 31, 2018 fair value, we will record an unrealized loss on our investment portfolio. If the fair value is greater, we will record an unrealized gain on our investment portfolio. Upon publication of our next quarterly NAV per share determination (generally in our next Quarterly Report on Form 10-Q), the market price of our common stock may fluctuate materially.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith pursuant to the Policy. In connection with that determination, our Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of our Adviser’s investment professionals in our valuation process and Mr. Gladstone’s pecuniary interest in our Adviser may result in a conflict of interest, as the management fees that we pay our Adviser are based on our average gross assets, less uninvested cash or cash equivalents from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.

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

Due to the uncertainty inherent in valuing these securities, the Adviser’s determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Adviser’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Additional discussion regarding risks associated with determinations made by the Adviser is found in the risk factor “The valuation process for certain of our portfolio holdings creates a conflict of interest.”

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in one or more companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our five largest investments represented 30.5% of the fair value of our total portfolio as of March 31, 2018, compared to 27.4% as of March 31, 2017.

Any disposition of a significant investment in one or more portfolio companies may negatively impact our net investment income and limit our ability to pay distributions.

The tightening of the U.S. monetary policy through the increase in the Federal Reserve System (“Fed”) interest rate has resulted in several interest rate raises of 25 basis points each. The increase in the Fed rate can have a negative effect on our investments by making it harder and more expensive to refinance capital structures or even obtain financing.

In recent years, the Fed has incrementally raised the target range for the federal funds rate to its current range of 1.5% to 1.75%, with additional increases expected to come over the next year. As interest rates increase, generally, the cost of borrowing increases, affecting our ability to make new investments on favorable terms or at all. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR, so an increase in interest rates from the current interest rate may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. To the extent that interest rates increase, this may negatively impact the operating performance of our portfolio companies due to increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that an increase in interest rates makes it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. There can be no guaranty the Fed will raise rates at the gradual pace they originally proposed, nor can there be any assurance that the Fed will make sound decisions as to when to raise rates. The increase in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.

The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which may be phased out in the future.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of March 31, 2018, our loan portfolio consisted of 97.0% variable rate loans with floors and 3.0% fixed rate loans based on the total principal balance of all outstanding debt investments.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Fed, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Our strategy, in part, includes making debt and equity investments in companies in connection with acquisitions, buyouts and recapitalizations, which subjects us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees and maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments, which would likely harm our operating results, financial condition, and cash flows.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and/or we could be subject to lender liability claims.

We primarily invest in secured first and second lien debt securities issued by our portfolio companies. In some cases, portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt securities may provide that the holders thereof are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. Additionally, depending on the facts and circumstances, including the extent to which we provide managerial assistance to any portfolio company subject to bankruptcy, a bankruptcy court might re-characterize our debt investments and subordinate all or a portion of our claims to that of other creditors. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower as a result of actions taken in rendering any managerial assistance. Furthermore, in the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company.

Prepayments of our investments by our portfolio companies could adversely impact our results of operations and reduce our return on investment.

In addition to risks associated with delays in investing our capital, to a lesser extent, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. During the fiscal year 2018, we experienced prepayments of term debt investments of $13.6 million. We will first use any proceeds from prepayments to repay any borrowings outstanding on the Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we may reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. While we generally do not provide for prepayments of our debt investments where we also own a significant equity investment in a portfolio company, prepayments allowable under pure debt investments could negatively impact our return on those investments, which could negatively impact our operating results, financial condition, and cash flows and could lead to a decline in the market price of our common stock.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of March 31, 2018, we had investments in 33 portfolio companies, the five largest of which included Cambridge, Nth Degree, JR Hobbs, Brunswick, and ImageWorks, and comprised $183.4 million, or 30.5%, of our total investment portfolio, at fair value. A consequence of a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25% of the value of our total assets. A downturn in a particular industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of March 31, 2018, our largest industry concentration was in Diversified/Conglomerate Services, representing 22.8% of our total investments, at fair value.

Our investments are typically long term and will require several years to realize liquidation events.

Since we generally make five to seven year term loans and hold our loans and equity positions until the loans mature and/or we exit the investment, investors should not expect realization events, if any, to occur over the near term. In addition, we expect that any equity investments may require several years to appreciate in value and we cannot give any assurance that such appreciation will occur.

The disposition of our investments may result in contingent liabilities.

Currently, all but one of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the underlying portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that may ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

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

During the fiscal years ended March 31, 2018 and 2017, we recorded net realized gains on investments of $1.3 million and $15.6 million, respectively. During the fiscal year ended March 31, 2016, we recorded a net realized loss on investments of $4.6 million. There can be no guaranties that such net realized gains can be achieved in future periods and the impact of such sales on our results of operations in prior periods should not be relied upon as being indicative of performance in future periods. For the fiscal years ended March 31, 2018, 2017 and 2016, success fee income totaled $5.3 million, $2.4 million and $1.6 million, respectively.

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

Risks Related to Our External Financing

In addition to regulatory limitations on our ability to raise capital, the Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations, cash flows, and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of March 31, 2018, we, through our wholly-owned subsidiary, Business Investment, had $107.0 million in borrowings, at cost, outstanding under the Credit Facility, which provides for maximum borrowings of $165.0 million, with a revolving period end date of November 15, 2019 (the “Revolving Period End Date”). The Credit Facility permits us to fund additional loans and investments as long as we are within the conditions and covenants set forth in the credit agreement. Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $221.2 million as of March 31, 2018, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200% (or such higher percentage as may be set forth in Section 18 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $488.8 million, an asset coverage ratio on our senior securities representing indebtedness of 525.7%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2018, we were in compliance with all covenants under the Credit Facility; however, our continued compliance depends on many factors, some of which are beyond our control.

Given the continued uncertainty in the capital markets, any unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the minimum net worth covenant and other covenants under the Credit Facility. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations, cash flows, and ability to pay distributions to our stockholders.

Any inability to renew, extend or replace the Credit Facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

If the Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before November 15, 2021 (two years after the Revolving Period End Date). Subject to certain terms and conditions, the Credit Facility may be expanded to a total of $250 million through additional commitments of existing or new lenders. However, if such lenders are unwilling to provide additional commitments under the terms of the Credit Facility, we will be unable to expand the Credit Facility and thus will continue to have limited availability to finance new investments under the Credit Facility. There can be no guaranty that we will be able to renew, extend or replace the Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand the Credit Facility, and to obtain replacement financing at or before the time of its Revolving Period End Date, will be constrained by then current economic conditions affecting the credit markets. In the event that we are not able to expand the Credit Facility, or to renew, extend or refinance the Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding mandatorily redeemable preferred stock, which could potentially require us to sell more assets. In addition to selling assets, or as an alternative, we may issue common equity in order to repay amounts outstanding under the Credit Facility. Depending upon the trading prices of our common stock, such an equity offering may have a dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are able to renew, extend or refinance the Credit Facility prior to maturity, renewal, extension or refinancing, it could potentially result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to common and preferred stockholders.

Because we expect to distribute substantially all of our Investment Company Taxable Income, at least 90%, on an annual basis, our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

Although we completed equity offerings of our Series D Term Preferred Stock, Series C Term Preferred Stock and Series B Term Preferred Stock in September 2016, May 2015 and November 2014, respectively, a common stock offering in May 2017, and initiated our at-the-market program in February 2018, there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•	Senior Securities: We may issue senior securities representing indebtedness (including borrowings under the Credit Facility) and senior securities that are stock (including our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock), up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue senior securities representing indebtedness and senior securities which are stock, in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% (currently) or 150% (effective April 10, 2019; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — Small Business Credit Availability Act” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA) on each such senior security immediately after each issuance of each such senior security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 200%. If the aggregate fair value of our assets declines, we might be unable to satisfy that 200% requirement. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering costs will not be available for distributions to stockholders. Furthermore, if we have to issue common stock below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of senior securities representing indebtedness. However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of senior securities that are stock.

•

Common and Convertible Preferred Stock: Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholders may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, as we did at times during March 2018 under the at-the-market program, and in other offerings in May 2017, March 2015, and October 2012, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10% of our common stock at a 5% discount from NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of senior securities that are stock. As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding mandatorily redeemable preferred stock. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — At-the-Market Program” for a discussion of our at-the-market program.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%

Corresponding return to common stockholder(A)	(21.4)%	(12.8)%	(4.2)%	4.4%	13.1%

(A)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of March 31, 2018 by the assumed rates of return and subtracting all interest on our debt and dividends on our mandatorily redeemable preferred stock expected to be paid or declared during the twelve months following March 31, 2018; and then dividing the resulting difference by our total net assets attributable to common stock as of March 31, 2018. Based on $610.9 million in total assets, $107.0 million in borrowings outstanding on the Credit Facility, at cost, $5.1 million in a secured borrowing, $41.4 million in aggregate liquidation preference of Series B Term Preferred Stock, $40.3 million in aggregate liquidation preference of Series C Term Preferred Stock, $57.5 million in aggregate liquidation preference of Series D Term Preferred Stock, and $354.2 million in net assets as of March 31, 2018.

Based on an aggregate outstanding indebtedness of $112.1 million at principal as of March 31, 2018, the effective annual interest rate of 5.2% as of that date, and aggregate liquidation preference of our mandatorily redeemable preferred stock of $139.2 million, our investment portfolio at fair value would have to produce an annual return of at least 2.5% to cover annual interest payments on the outstanding debt and dividends on our mandatorily redeemable preferred stock.

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

Ultimately, we expect approximately 90.0% of the loans in our portfolio to be at variable rates determined on the basis of the LIBOR and approximately 10.0% to be at fixed rates. As of March 31, 2018, based on the total principal balance of debt investments outstanding, our portfolio consisted of 97.0% of loans at variable rates with floors and 3.0% at fixed rates.

As of March 31, 2018, we did not have any hedging arrangement, such as interest rate hedges. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.

Also, the fair value of certain of our debt investments is based, in part, on the current market yields or interest rates of similar securities. A change in interest rates could have a significant impact on our determination of the fair value of these debt investments. In addition, a change in interest rates could also have an impact on the fair value of any hedging arrangements then in effect that could result in the recording of unrealized appreciation or depreciation in future periods. Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Refer to “Quantitative and Qualitative Disclosures About Market Risk” for additional information on interest rate fluctuations.

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must maintain our status as a BDC and meet annual distribution, income source, and asset diversification requirements. The annual distribution requirement is satisfied if we distribute at least 90% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we may receive with respect to debt investments generally create original issue discount (“OID”), which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. As of March 31, 2018, we did not have investments with OID or a PIK feature. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — Small Business Credit Availability Act” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA.

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

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility. Refer to “Business — Regulation as a BDC — Qualifying Assets” for additional information regarding qualifying assets.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We, and our portfolio companies, are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. Refer to “Business—Material U.S. Federal Income Tax Considerations — RIC Status” and “Business — Regulation as a BDC” for additional information regarding the regulations to which we are subject.

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

We may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy the asset coverage tests under the provisions of the 1940 Act that apply to BDCs. As a BDC, we have the ability to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150%, provided certain conditions are met) after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue senior securities representing indebtedness, including borrowing money from banks or other financial institutions, or senior securities that are stock, such as our Series B Term Preferred Stock, our Series C Term Preferred Stock, and our Series D Term Preferred Stock, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (currently) or 150% (effective April 10, 2019; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview—Recent Developments — Small Business Credit Availability Act” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA) after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy this test. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Recently-enacted legislation allows us to incur additional leverage under the 1940 Act, distinct from certain of our obligations under our Credit Facility and our three series of mandatorily redeemable preferred stock.

Historically, as a BDC, under the 1940 Act, we are generally required to maintain asset coverage of 200% for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock). On March 23, 2018, President Trump signed into legislation the Consolidated Appropriations Act of 2018, also known as the “omnibus spending package.” Included in Title VIII therein is the Small Business Credit Availability Act that includes certain regulations under the federal securities laws impacting BDCs. Among other items, the Small Business Credit Availability Act allows a BDC to increase the amount of debt it may incur by modifying the asset coverage percentage from 200% to 150% (subject to specific approval and disclosure requirements).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Director’s approval; or on April 10, 2019. Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase.

Notwithstanding the modified asset coverage leverage ratio under the 1940 Act described above, we remain subject to a minimum asset coverage requirement of 200% with respect to certain provisions of our Credit Facility and our three series of mandatorily redeemable preferred stock. If we drop below the 200% minimum asset coverage requirement, we may under certain circumstances be required to repay all outstanding indebtedness under our Credit Facility and redeem our three series of mandatorily redeemable preferred stock. Such events, if they were to occur, could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.

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

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone, David Dullum and Terry Lee Brubaker, and on the continued operations of the Adviser, for our future success.

We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, chief valuation officer, and the employees of the Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, David Dullum and Terry Lee Brubaker for their experience, skills, and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.

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

The part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include income that has been accrued but not yet received in cash, such as debt instruments with PIK interest. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. During the years ended March 31, 2018, 2017, and 2016, we did not record any PIK income or any other non-cash income, nor did we collect any PIK interest in cash.

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

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, the prior approval of our Board of Directors. As of March 31, 2018, our Board of Directors has approved the following types of transactions:

•	Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Capital in senior loans in the broadly syndicated market whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•	Pursuant to the Co-Investment Order, we may co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing subject to the conditions in the SEC’s order.

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

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, placing and removing investments on non-accrual status, the degree to which we encounter competition in our markets, the ability to sell investments at attractive terms, the ability to fund and close suitable investments, and general economic conditions, including the impacts of inflation. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to service and repay our loans. In addition, any potential future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There is a risk that you may not receive distributions or that distributions may not grow over time.

Our current intention is to distribute up to 100% of our Investment Company Taxable Income to our stockholders by paying monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, or retain and designate them as deemed distributions to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine to distribute these net realized long-term capital gains to our stockholders in cash. In addition, the Credit Facility restricts the amount of distributions we are permitted to make annually. We cannot assure investors that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

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

Our Board of Directors declares monthly common distributions each quarter based on estimates of Investment Company Taxable Income and capital gains for each fiscal year, which may differ, and in the past have differed, from actual results. Because our common distributions are based on estimates of Investment Company Taxable Income and capital gains that may differ from actual results, future common distributions payable to our common stockholders may include a return of capital. To the extent that we distribute amounts that exceed our accumulated earnings and profits, these distributions constitute a return of capital. A return of capital represents a return of a common stockholder’s original investment in common shares of our stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our common stock by reducing the investor’s tax basis for such common stock. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have a material adverse impact on our ability to make new investments.

The issuance of subscription rights to our existing stockholders may dilute the ownership and voting powers of existing stockholders in our common stock, dilute their NAV per share and have a material adverse effect on the trading price of our common stock.

There are significant capital raising constraints applicable to us under the 1940 Act when our common stock is trading below its NAV per share. In the event that we issue subscription rights to our existing stockholders to subscribe for and purchase additional shares of our common stock, there is a significant possibility that the rights offering will dilute the ownership interest and voting power of stockholders who do not fully exercise their subscription rights. Stockholders who do not fully exercise their subscription rights should expect that they will, upon completion of the rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their subscription rights. In addition, because the subscription price of the rights offering is likely to be less than our most recently determined NAV per common share, our common stockholders are likely to experience an immediate dilution of the per share NAV of their shares as a result of the offer. As a result of these factors, any future rights offerings of our common stock, or our announcement of our intention to conduct a rights offering, could have a material adverse impact on the trading price of our common stock.

Common shares of closed-end investment companies frequently trade at a discount from NAV.

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV per share and at times below NAV per share. During the past year, our common stock has at times traded significantly below NAV per share. Subsequent to March 31, 2018, and through May 14, 2018, our common stock has traded at discounts of up to 7.8% and premiums of up to 5.1%, of our NAV per share, which was $10.85 as of March 31, 2018. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our common shares will fluctuate with market conditions and other factors. If common shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our common shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the common shares will trade at, below or above our NAV per share.

Under the 1940 Act, we are generally not able to issue additional shares of our common stock at a price below NAV per share to purchasers other than our existing common stockholders through a rights offering without first obtaining the approval of our stockholders and our independent directors. Additionally, at times when our common stock is trading below its NAV per share, our dividend yield may exceed the weighted average returns that we would expect to realize on new investments that would be made with the proceeds from the sale of such stock, making it unlikely that we would determine to issue additional common shares in such circumstances. Thus, for as long as our common stock may trade below NAV per share, we generally will be subject to significant constraints on our ability to raise capital through the issuance of common stock. Additionally, an extended period of time in which we are unable to raise capital may restrict our ability to grow and adversely impact our ability to increase or maintain our distributions.

Common stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share.

At our most recent annual meeting of stockholders on August 24, 2017, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale).

Subject to a previous approval from our stockholders, we exercised this right with Board of Director approval in March 2018 for certain sales under the at-the-market program (Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — At-the-Market Program” for a discussion of our at-the-market program.), and in May 2017, when we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then current NAV of $9.95 per share. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments. The net dilutive effect of the issuance of common stock from the May and June 2017 offerings, net of discounts, commissions, and offering costs borne by us, below NAV was $0.07 per share of common stock.

Also subject to a previous approval from our stockholders, we exercised this right with Board of Director approval in March 2015, when we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below our then current NAV of $8.55 per share. In April 2015, the underwriters exercised their option to purchase an additional 495,000 shares at the public offering price of $7.40 per share and on the same terms and conditions solely to cover over-allotments. The net dilutive effect of the issuance of common stock, net of discounts, commissions, and offering costs borne by us, below NAV was $0.29 per share of common stock.

Additionally and subject to a previous approval from our stockholders, we also exercised this right with our Board of Director’s approval in October 2012, when we completed a public offering of 4.4 million shares of our common stock at a public offering price of $7.50 per share, which was below our then current NAV of $9.10 per share. The net dilutive effect of the issuance of common stock, net of discounts, commissions, and offering costs borne by us, below NAV was $0.39 per share of common stock.

At the upcoming annual stockholders meeting scheduled for August 2, 2018, we expect that our stockholders will again be asked to vote in favor of renewing this proposal for another year. During the past year, our common stock has frequently traded, and at times significantly, below NAV per share. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

Holders of our debt or mandatorily redeemable preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock. Any future issuance of debt or additional shares of preferred stock could adversely affect the market price of our common stock.

We may in the future raise additional capital through the issuance of debt or additional shares of preferred stock. Our Board of Directors is authorized to issue one or more classes or series of preferred stock (so long as such stock is issued in parity with our outstanding shares of mandatorily redeemable preferred stock in accordance with Section 18(c) of the 1940 Act) from time to time without any action on the part of the stockholders, as it has done with respect to our outstanding series of mandatorily redeemable preferred stock. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or upon our dissolution, winding-up or liquidation, and other terms. Holders of our outstanding mandatorily redeemable preferred stock have, and holders of any future debt securities will have, preference over our common stock with respect to the payment of dividends and upon our liquidation, dissolution or winding-up. This will reduce the amount of our assets, if any, available for distribution to holders of our common stock. The decision to issue debt or preferred stock is dependent on market conditions and other factors that may be beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future issuances. Any such future issuance could reduce the market price of our common stock.

Additionally, if we issue additional preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

An active trading market for the mandatorily redeemable preferred stock may not exist or continue, which could adversely affect the market price of the mandatorily redeemable preferred stock or a holder’s ability to sell its shares.

Our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock are listed on Nasdaq. However, we cannot provide any assurances that an active trading market for the mandatorily redeemable preferred stock will exist in the future or that stockholders will be able to sell their shares of mandatorily redeemable preferred stock. Even if an active trading market does exist, shares of the mandatorily redeemable preferred stock may trade at a discount from the liquidation preference for such shares depending on prevailing interest rates, the market for similar securities, general economic conditions, our issuance of debt or preferred equity securities and our financial condition, results of operation and prospects. To the extent an active trading market does not exist, the liquidity and trading price for shares of the mandatorily redeemable preferred stock may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in the mandatorily redeemable preferred stock for an indefinite period of time.

An investment in preferred stock with a fixed interest rate bears interest rate risk.

Our series of mandatorily redeemable preferred stock pays dividends at a fixed dividend rate. Prices of fixed income investments vary inversely with changes in market yields. The market yields on securities comparable to our mandatorily redeemable preferred stock may increase, which would likely result in a decline in the secondary market price of the mandatorily redeemable preferred stock prior to the mandatory redemption date for that series of mandatorily redeemable preferred stock.

The mandatorily redeemable preferred stock is not rated.

Our series of mandatorily redeemable preferred stock are not rated by any rating agency. Unrated securities usually trade at a discount to similar, rated securities. As a result, our series of mandatorily redeemable preferred stock may trade at a price that is lower than it might otherwise trade if rated by a rating agency.

Our mandatorily redeemable preferred stock bears a risk of early redemption by us.

We may voluntarily redeem some or all of the Series B Term Preferred Stock at any time, the Series C Term Preferred Stock on or after May 31, 2018, and the Series D Term Preferred Stock on or after September 30, 2018. We also may be forced to redeem some or all of the outstanding shares of mandatorily redeemable preferred stock to meet regulatory requirements or the asset coverage requirements of such shares. We are also required to redeem all of the mandatorily redeemable preferred stock upon certain change of control transactions. Any such redemption may occur at a time that is unfavorable to holders of the affected series of mandatorily redeemable preferred stock. We may have an incentive to redeem a series of mandatorily redeemable preferred stock voluntarily before the mandatory redemption date for such series if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on such series of mandatorily redeemable preferred stock or for other reasons. If we redeem shares of the mandatorily redeemable preferred stock before the mandatory redemption date for such series of mandatorily redeemable preferred stock, the holders of such redeemed shares face the risk that the return on an investment purchased with proceeds from such redemption may be lower than the return previously obtained from the investment in the mandatorily redeemable preferred stock.

Claims of holders of the mandatorily redeemable preferred stock will be subject to a risk of subordination relative to holders of our debt instruments.

While holders of the mandatorily redeemable preferred stock will have equal liquidation rights to the holder of any other outstanding series of our mandatorily redeemable preferred stock, such holders will be subordinated to the rights of holders of our current and any future indebtedness, including the Credit Facility. Even though the mandatorily redeemable preferred stock is classified as a liability for purposes of GAAP and considered senior securities under the 1940 Act, the mandatorily redeemable preferred stock are not debt instruments. Therefore, dividends, distributions and other payments to holders of mandatorily redeemable preferred stock in liquidation or otherwise may be subject to prior payments due to the holders of our indebtedness. In addition, under some circumstances the 1940 Act may provide debt holders with voting rights that are superior to the voting rights of holders of the mandatorily redeemable preferred stock.

Holders of the mandatorily redeemable preferred stock will bear dividend risk.

We may be unable to pay dividends on the mandatorily redeemable preferred stock under some circumstances. The terms of our indebtedness, including the Credit Facility, preclude the payment of dividends in respect of equity securities, including the mandatorily redeemable preferred stock, under certain conditions.

There is a risk of delay in our redemption of the mandatorily redeemable preferred stock, and we may fail to redeem such securities as required by their terms.

We generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to obtain cash equal to the value at which we record our investments quickly if a need arises. If we are unable to obtain sufficient liquidity prior to the mandatory redemption date or any other date on which we are required by law or the terms of a series of mandatorily redeemable preferred stock to redeem shares of such series, we may be forced to engage in a partial redemption or to delay a required redemption. If such a partial redemption or delay were to occur, the market price of the mandatorily redeemable preferred stock might be adversely affected.

Other Risks

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. Refer to “Risk Factors – Risks Related to Our Investments – Portfolio company-related litigation could result in costs, including defense costs or damages, and the diversion of management time and resources” for additional information. While we do not expect that the resolution of these matters, if they arise, would materially affect our business, financial condition, results of operations or cash flows, resolution will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on Nasdaq under the symbol “GAIN.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two fiscal years. Amounts presented for each fiscal quarter of 2018 and 2017 represent the cumulative amount of the distributions declared per common share for the months composing such quarter.

	Quarter Ended		Sales Prices		Premium / (Discount) of High to NAV (B)	Premium (Discount) of Low to NAV (B)	Declared Common Stock Distributions
		NAV(A)	High	Low
FY 2018	6/30/2017	$9.88	$9.84	$8.90	(0)%	(10)%	$0.2520	(C)
	9/30/2017	10.10	9.84	9.04	(3)	(10)	0.1920
	12/31/2017	10.37	11.50	9.48	11	(9)	0.2550	(C)
	3/31/2018	10.85	11.42	9.00	5	(17)	0.1950

FY 2017	6/30/2016	$9.84	$7.24	$6.65	(26)%	(32)%	$0.1875
	9/30/2016	9.65	9.30	7.16	(4)	(26)	0.1875
	12/31/2016	9.82	9.15	7.16	(7)	(27)	0.1875
	3/31/2017	9.95	9.36	8.45	(6)	(15)	0.1875

(A)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low intraday sales prices. The NAVs per share shown are based on outstanding shares at the end of each period.
(B)	The premiums (discounts) set forth in these columns represent the high or low, as applicable, intraday sale prices per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the premium (discount) to NAV per share on the date of the high and low intraday sales prices.
(C)	Includes a $0.06 per common share supplemental distribution in each of June and December 2017.

As of May 14, 2018, there were 22 record owners of our common stock. This number does not include stockholders for whom shares are held in “street name.”

Distributions

We generally intend to distribute, in the form of cash distributions, up to 100% of our Investment Company Taxable Income, if any, to our stockholders in the form of monthly distributions. We may retain some or all of our net realized long-term capital gains, if any, or designate them as a deemed distribution to supplement our equity capital and support the growth of our portfolio, but we generally intend to distribute all or a substantial portion of such gains to stockholders in cash.

The Credit Facility also generally seeks to restrict distributions on our common stock to the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code.

Recent Sales of Unregistered Securities

We did not sell any unregistered shares of stock during the fiscal year ended March 31, 2018.

Purchases of Equity Securities

We did not repurchase any of our shares of stock during the fourth quarter ended March 31, 2018.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on March 31, 2013 for (i) our common stock, (ii) the Nasdaq’s 100 Total Return index (“Nasdaq 100 TR”), (iii) the Russell 1000 Total Return index (“Russell 1000 TR”) and (iv) the Wells Fargo BDC Total Return index (“WF BDC TR”). This year we have replaced our peer group of four companies included in our 2017 annual report with the WF BDC TR. By utilizing the WF BDC TR, which includes over 40 BDCs, we are able to include a larger representation of the BDC landscape. The WF BDC TR includes BDCs that are listed on the Nasdaq or the New York Stock Exchange and have a market capitalization greater than $100 million on the evaluation date. We believe the WF BDC TR is a more appropriate comparative market index because, among other reasons, it better reflects the price volatility that BDCs experience.

However, the following stock performance graph compares our cumulative total return with that of both the newly selected indices and the indices used in our 2017 annual report. The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GAIN	Nasdaq 100 TR	Russell 1000 TR	WF BDC TR	Peer Group
3/31/2013	$100.00	$100.00	$100.00	$100.00	$100.00
3/31/2014	124.26	129.40	122.41	107.29	107.49
3/31/2015	123.29	157.90	138.00	104.65	119.60
3/31/2016	129.24	165.39	138.69	100.04	113.43
3/31/2017	182.98	203.06	162.87	127.68	150.81
3/31/2018	222.91	248.51	169.02	116.08	150.54

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data as of and for the fiscal years ended March 31, 2018, 2017, 2016, 2015, and 2014, are derived from our accompanying audited Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our audited accompanying Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended March 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Total investment income	$58,355	$51,875	$50,955	$41,643	$36,264
Total expenses, net of credits from Adviser	36,395	29,453	30,239	21,746	16,957

Net investment income	21,960	22,422	20,716	19,897	19,307

Net realized and unrealized gain (loss)	38,727	22,341	4,138	30,317	(20,636)

Net increase (decrease) in net assets resulting from operations	$60,687	$44,763	$24,854	$50,214	$(1,329)

Per Common Share Data:
Net increase (decrease) in net assets resulting from operations per common share — basic and diluted(A)	$1.88	$1.48	$0.82	$1.88	$(0.05)
Net investment income before net gain (loss) per common share — basic and diluted(A)	0.68	0.74	0.68	0.75	0.73
Cash distributions declared per common share(B)	0.89	0.75	0.75	0.77	0.71

Statement of Assets and Liabilities Data:
Total assets	$610,899	$515,195	$506,260	$483,521	$330,694
Net assets	354,200	301,082	279,022	273,429	220,837
Net asset value per common share	10.85	9.95	9.22	9.18	8.34
Common shares outstanding	32,653,635	30,270,958	30,270,958	29,775,958	26,475,958
Weighted common shares outstanding — basic and diluted	32,268,776	30,270,958	30,268,253	26,665,821	26,475,958
Senior Securities Data:
Total borrowings, at cost(C)	$112,096	$74,796	$100,096	$123,896	$66,250
Mandatorily redeemable preferred stock(D)	139,150	139,150	121,650	81,400	40,000

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.
(B)	The tax character of distributions is determined on an annual basis. For further information on the estimated character of our distributions to common stockholders, refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(C)	Includes borrowings under the Credit Facility and other secured borrowings, as applicable.
(D)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended March 31,
Other Unaudited Data:	2018	2017	2016	2015	2014
Number of portfolio companies	33	35	36	34	29
Average size of portfolio company investment at cost	$17,723	$15,005	$14,392	$14,861	$13,225
Principal amount of new investments	59,424	54,370	69,380	108,197	132,291
Proceeds from loan repayments and investments sold	39,859	68,825	44,582	11,260	83,415
Weighted average yield on investments, excluding loans on non-accrual status(A)	13.06%	12.65%	12.62%	12.60%	12.61%
Weighted average yield on investments, including loans on non-accrual status(B)	12.35	12.44	12.33	12.12	11.65
Total return(C)	21.82	41.58	4.82	11.96	24.26

(A)	Weighted average yield on investments, excluding loans on non-accrual status, equals interest income earned on investments divided by the weighted average interest-bearing principal balance throughout the fiscal year.
(B)	Weighted average yield on investments, including loans on non-accrual status, equals interest income earned on investments divided by the weighted average total principal balance throughout the fiscal year.
(C)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account common dividends reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9 — Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition, results of operations or percentage relationships for any future periods. Except per share amounts, dollar amounts in the tables included herein are in thousands unless otherwise indicated.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally, in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of March 31, 2018, our investment portfolio was made up of 73.8% in debt securities and 26.2% in equity securities, at cost.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. For the fiscal year ended March 31, 2018, we exited two portfolio companies with fair values prior to their sales of $19.2 million and $3.4 million, respectively, invested $59.4 million in two new portfolio companies, and completed two separate mergers (in each case, one of our existing portfolio companies merged with another one of our portfolio companies), resulting in a net reduction of two companies from our portfolio, which was comprised of 33 companies as of March 31, 2018. From our initial public offering in June 2005 through March 31, 2018, we have made investments in 47 companies, excluding investments in syndicated loans, for a total of approximately $1 billion, before giving effect to principal repayments and divestures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2018, we had unrecognized, contractual success fees of $28.3 million, or $0.87 per common share. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through March 31, 2018, we have completed 12 buyout liquidity events, which, in the aggregate, have generated $85.7 million in net realized gains and $22.0 million in other income upon exit, for a total increase to our net assets of $107.7 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 12 liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 62.5% from March 2011 through March 31, 2018, and allowed us to pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, a $0.06 per common share supplemental distribution in June 2017, and a $0.06 per common share supplemental distribution in December 2017.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to November 2019, and currently have a total commitment amount of $165.0 million (with a potential total commitment of $250.0 million through additional commitments of new or existing lenders). During the year ended March 31, 2018, we sold 127,412 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.3 million. Additionally, we issued approximately 2.3 million shares of common stock for gross proceeds of $21.2 million in May 2017, inclusive of the June 2017 over-allotment, and 2.3 million shares of our Series D Term Preferred Stock for gross proceeds of $57.5 million in September 2016. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — At-the-Market Program” for a discussion of our at-the-market program, to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility and to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On May 14, 2018, the closing market price of our common stock was $11.25 per share, which represented a 3.7% premium to our March 31, 2018 NAV per share of $10.85. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then current NAV per share without stockholder approval, other than through sales to our then existing stockholders pursuant to a rights offering.

At our 2017 Annual Meeting of Stockholders held on August 24, 2017, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, provided that our Board of Directors makes certain determinations prior to any such sale. This August 2017 stockholder authorization is in effect for one year from the date of stockholder approval. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the at-the-market program in March 2018 were also below the then current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Sections 18 and 61 of the 1940 Act), of at least 200.0% (currently) or 150.0% (effective April 10, 2019; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — Small Business Credit Availability Act” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA) on each of our senior securities representing indebtedness and our senior securities that are stock (such as our three series of term preferred stock). As of March 31, 2018, our asset coverage ratio on our senior securities representing indebtedness was 525.7% and our asset coverage ratio on our senior securities that are stock was 237.3%.

Investment Highlights

For the fiscal year ended March 31, 2018, and inclusive of non-cash transactions, we invested $59.4 million in two new portfolio companies, received $83.2 million in proceeds from repayments and sales, and extended $82.1 million of follow-on investments to existing portfolio companies through revolver draws, term loans, and additions to equity, as applicable.

Investment Activity

During the fiscal year ended March 31, 2018, the following significant transactions occurred:

•	In April 2017, we sold our investment in Mitchell Rubber Products, Inc. (“Mitchell”), which resulted in success fee income of $1.7 million and a realized gain of $1.0 million. In connection with the sale, we received net cash proceeds of $19.0 million, including the repayment of our debt investment of $13.6 million at par.

•	In May and June 2017, we sold a portion of our common stock investment in AquaVenture Holdings Limited f/k/a Quench Holdings Corp. (“AquaVenture”) resulting in net cash proceeds of $2.0 million, which represented a return of capital. In December 2017, we sold another portion of our common stock investment in AquaVenture resulting in net cash proceeds of $1.2 million, which also represented a return of capital. In March 2018, we sold the remaining portion of our common stock investment in AquaVenture resulting in net cash proceeds of $0.2 million, which resulted in a nominal realized gain.

•	In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, we received success fee income of $0.3 million from Mathey. Our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis. In connection with the merger, we also extended a secured first lien revolving line of credit to SBS with a total facility amount of $1.5 million, which was undrawn at the time of the transaction.

•	In August 2017, we invested $28.3 million in Pioneer Square Brands, Inc. (“Pioneer”) through a combination of secured first lien debt and preferred equity. Pioneer, headquartered in Seattle, Washington, is a designer, manufacturer, and marketer of premium mobile technology bags and cases serving a diverse customer base, primarily in the education and corporate sectors.

•	In November 2017, one of our portfolio companies, GI Plastek, Inc. (“GI Plastek”) merged with another one of our portfolio companies, Precision Southeast, Inc. (“Precision”), into a new company, PSI Molded Plastics, Inc. (“PSI Molded”). As a result of this transaction, our debt investments in GI Plastek and Precision, which totaled $15.0 million and $9.6 million, respectively, at principal and cost, were assumed by PSI Molded and combined into a new secured second lien term loan totaling $24.6 million. Our preferred equity investment in GI Plastek, with a cost basis of $5.2 million and our preferred and common equity investments in Precision, with a combined cost basis of $3.8 million, were converted into a preferred equity investment in PSI Molded with the same cost basis.

•	In November 2017, we invested $31.1 million in ImageWorks through a combination of secured first lien debt and preferred equity. ImageWorks, headquartered in Winston-Salem, North Carolina, is a market leading point-of-purchase display provider specializing in the design, engineering and production of custom semi-permanent and permanent displays across a variety of brands and consumer product end markets.

•	In December 2017, we invested $6.9 million in an existing portfolio company, Brunswick, through a secured first lien debt investment. In January 2018, we refinanced our existing loans to Brunswick into a new secured first lien debt investment with a principal and cost basis of $17.7 million.

•	In January 2018, we invested $8.5 million in an existing portfolio company, Schylling, Inc., through a secured first lien debt investment and also provided a $6.0 million secured first lien bridge loan.

•	In January 2018, we provided an $11.0 million secured first lien bridge loan to an existing portfolio company, Nth Degree, which was repaid at par in March 2018.

The following significant investment activity occurred subsequent to March 31, 2018. Also refer to Note 15 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

•	In April 2018, we invested $29.2 million in Bassett Creek Restoration, Inc. (d/b/a J.R. Johnson, LLC) (“Bassett Creek”) through a combination of secured first lien debt and preferred equity. Bassett Creek, headquartered in Portland, Oregon, is a leading provider of commercial restoration and renovation services to the Oregon and Southwest Washington region.

Recent Developments

At-the-Market Program

In February 2018, we entered into equity distribution agreements (commonly referred to as “at-the-market” (“ATM”) programs) with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. During the year ended March 31, 2018, we sold 127,412 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $10.45 per share and raised approximately $1.3 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.24 and resulted in total net proceeds of approximately $1.3 million. These sales were below our then current estimated NAV per share during the sales period, with such discounts ranging from $0.01 per share to $0.07 per share, when comparing the sales price per share, after deducting commissions, to the then current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share. As of March 31, 2018, we had a remaining capacity to sell up to $33.7 million of common stock under the ATM program.

Subsequent to March 31, 2018 and through May 8, 2018, we sold an additional 168,824 shares of our common stock under our ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share. In aggregate, these sales were above our then current estimated NAV per share.

Small Business Credit Availability Act

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Directors’ approval; or April 10, 2019. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to certain provisions of our Credit Facility and our three series of mandatorily redeemable preferred stock.

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed a Pre-Effective Amendment No. 1 to the registration statement on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2018, we had the ability to issue up to $220.0 million in securities under the registration statement.

Common stock offering

In May 2017, we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then current NAV of $9.95 per share. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, were $18.7 million, which were used to repay borrowings under the Credit Facility and other general corporate purposes. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments, which resulted in gross proceeds of $1.5 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, of $1.4 million.

Distributions and Dividends

In April 2018, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
April 20, 2018	April 30, 2018	$0.067		$0.140625	$0.135417	$0.13020833
May 22, 2018	May 31, 2018	0.067		0.140625	0.135417	0.13020833
June 6, 2018	June 15, 2018	0.060	(A)	—	—	—
June 20, 2018	June 29, 2018	0.067		0.140625	0.135417	0.13020833

Total for the Quarter:		$0.261		$0.421875	$0.406251	$0.39062499

(A)	Represents a supplemental distribution to common stockholders.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2018 to the Fiscal Year Ended March 31, 2017

	For the Fiscal Years Ended March 31,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$48,799	$46,147	$2,652	5.7%
Other income	9,556	5,728	3,828	66.8

Total investment income	58,355	51,875	6,480	12.5

EXPENSES
Base management fee	10,796	9,925	871	8.8
Loan servicing fee	6,277	6,606	(329)	(5.0)
Incentive fee	10,648	4,750	5,898	124.2
Administration fee	1,087	1,120	(33)	(2.9)
Interest and dividend expense	13,039	12,223	816	6.7
Amortization of deferred financing costs and discounts	1,468	1,875	(407)	(21.7)
Other	3,031	3,066	(35)	(1.1)

Expenses before credits from Adviser	46,346	39,565	6,781	17.1
Credits to fees from Adviser	(9,951)	(10,112)	161	(1.6)

Total expenses, net of credits to fees	36,395	29,453	6,942	23.6

NET INVESTMENT INCOME	21,960	22,422	(462)	(2.1)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	1,336	15,641	(14,305)	(91.5)
Net realized loss on other	—	(254)	254	(100.0)
Net unrealized appreciation of investments	37,891	6,879	31,012	450.8
Net unrealized appreciation of other	(500)	75	(575)	NM

Net realized and unrealized gain	38,727	22,341	16,386	73.3

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$60,687	$44,763	$15,924	35.6

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.68	$0.74	$(0.06)	(8.1)%

Net increase in net assets resulting from operations	1.88	1.48	0.40	27.0

NM = Not Meaningful

Investment Income

Total investment income increased by 12.5% for the year ended March 31, 2018 as compared to the prior year. This increase was due to increases in both interest income and other income for the year ended March 31, 2018 as compared to the prior year.

Interest income from our investments in debt securities increased 5.7% for the year ended March 31, 2018 as compared to the prior year. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended March 31, 2018, was $373.4 million, compared to $364.7 million for the prior year. This increase was primarily due to $47.2 million in new debt investments and $68.8 million in follow-on debt investments to existing portfolio companies originated after March 31, 2017, partially offset by the pay-off or restructure of $65.3 million of debt investments principally related to the exit, merger, or restructure of portfolio companies, and their respective impact on the weighted average principal balance when considering the timing of new investments, pay-offs, mergers, restructures, and non-accruals, as applicable. The weighted average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as other income, was 13.1% and 12.7% for the year ended March 31, 2018 and 2017, respectively. The weighted average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At March 31, 2018, and March 31, 2017, certain of our loans to two portfolio companies, Alloy Die Casting Co. (“ADC”) and Tread Corporation (“Tread”), were on non-accrual status, with an aggregate debt cost basis of $15.6 million as of both periods.

Other income for the year ended March 31, 2018 increased 66.8% from the prior year. During the year ended March 31, 2018, other income primarily consisted of $4.2 million of dividend income and $5.3 million of success fee income. During the year ended March 31, 2017, other income primarily consisted of $3.3 million of dividend income and $2.4 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective fiscal years:

	As of March 31, 2018		Year Ended March 31, 2018
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.	$42,178	7.0%	$3,383	5.8%
Nth Degree, Inc.	39,714	6.6	2,636	4.5
J.R. Hobbs Co. – Atlanta, LLC	35,480	5.9	3,386	5.8
Brunswick Bowling Products, Inc.	34,315	5.7	2,239	3.8
ImageWorks Display and Marketing Group, Inc.(A)	31,722	5.3	1,080	1.9

Subtotal — five largest investments	183,409	30.5	12,724	21.8
Other portfolio companies	415,738	69.5	45,610	78.2

Total investment portfolio	$599,147	100.0%	$58,334	100.0%

	As of March 31, 2017		Year Ended March 31, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
J.R. Hobbs Co. – Atlanta, LLC(A)	$29,870	6.0%	$359	0.7%
Counsel Press, Inc.	29,617	5.9	3,118	6.0
Cambridge Sound Management, Inc.	27,046	5.4	2,065	4.0
Nth Degree, Inc.	25,761	5.1	1,684	3.2
Drew Foam Companies, Inc.	25,242	5.0	1,666	3.2

Subtotal — five largest investments	137,536	27.4	8,892	17.1
Other portfolio companies	364,043	72.6	42,980	82.9

Total investment portfolio	$501,579	100.0%	$51,872	100.0%

(A)	New investment during the applicable year.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 23.6% for the year ended March 31, 2018, as compared to the prior year, primarily due to an increase in the incentive fee, the base management fee, and interest and dividend expense, partially offset by a decrease in amortization of deferred financing fees and discounts.

The income-based incentive fee increased for the year ended March 31, 2018, as compared to the prior year, as pre-incentive fee net investment income increased, partially offset by an increase in net assets, which drives the hurdle rate. Additionally, in accordance with GAAP, we recorded a capital gains-based incentive fee of $4.4 million during the year ended March 31, 2018, which is not contractually due under the terms of the Advisory Agreement. There was no capital gains-based incentive fee recorded or paid during the prior year.

The base management fee increased for the year ended March 31, 2018, as compared to the prior year, as average total assets increased over the period.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2018	2017
Average total assets subject to base management fee(A)	$539,800	$496,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	10,796	9,925
Credits to fees from Adviser — other(B)	(3,674)	(3,506)

Net base management fee	$7,122	$6,419

Loan servicing fee(B)	$6,277	$6,606
Credits to base management fee — loan servicing fee(B)	(6,277)	(6,606)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$6,249	$4,750
Incentive fee – capital gains-based(C)	4,399	—

Total incentive fee(B)	10,648	4,750
Credits to fees from Adviser — other(B)	—	—

Net total incentive fee	$10,648	$4,750

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not contractually due under the terms of the Advisory Agreement.

Interest and dividend expense increased 6.7% during the year ended March 31, 2018, as compared to the prior year, primarily due to higher costs of borrowings under the Credit Facility. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the year ended March 31, 2018 was 5.4%, as compared to 4.7% in the prior year. Dividends on our mandatorily redeemable preferred stock increased $0.3 million in the current year, when the Series D Term Preferred Stock was outstanding for the entire year, as compared to the prior year, when the Series D Term Preferred Stock was newly issued and only outstanding for a portion of the period and the 7.125% Series A Cumulative Term Preferred Stock (our “Series A Term Preferred Stock” or “Series A”) was outstanding until September 2016.

Amortization of deferred financing costs and discounts decreased 21.7% for the year ended March 31, 2018 as compared to the prior year, primarily as a result of the write-off of previously deferred costs in the prior year related to the Credit Facility’s amendment in November 2016.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the year ended March 31, 2018, we recorded a net realized gain on investments of $1.3 million, primarily related to a $1.0 million realized gain from the exit of Mitchell, compared to net realized gains on investments of $15.6 million during the prior year period, primarily related to an $18.9 million realized gain from the exit of Acme Cryogenics, Inc. (“Acme”), a $5.9 million realized gain from the exit of Behrens Manufacturing, LLC (“Behrens”), and a $1.3 million realized gain related to an additional earn-out from Funko, LLC, which was exited during the fiscal year ended March 31, 2016, partially offset by a $10.2 million realized loss from the restructure of D.P.M.S., Inc. (“Danco”).

Net Realized Loss on Other

There were no realized gains or losses on other during the year ended March 31, 2018. During the year ended March 31, 2017, we recorded a net realized loss on other of $0.3 million, of which $0.2 million related to the redemption of our Series ATerm Preferred Stock in September 2016 and $0.1 million related to the expiration of our interest rate cap agreement in April 2016.

Net Unrealized Appreciation of Investments

During the year ended March 31, 2018, we recorded net unrealized appreciation of investments of $37.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2018, were as follows:

	Year Ended March 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$15,132	$—	$15,132
Nth Degree, Inc.	—	13,953	—	13,953
J.R. Hobbs Co. — Atlanta, LLC	—	8,560	—	8,560
Ginsey Home Solutions, Inc.	—	5,380	—	5,380
Brunswick Bowling Products, Inc.	—	5,286	—	5,286
Tread Corporation	—	4,534	—	4,534
Precision Southeast, Inc.	—	2,776	1,054	3,830
Star Seed, Inc.	—	3,290	—	3,290
Old World Christmas, Inc.	—	3,276	—	3,276
Frontier Packaging, Inc.	—	3,121	—	3,121
Drew Foam Companies, Inc.	—	2,865	—	2,865
ImageWorks Display and Marketing Group, Inc.	—	2,673	—	2,673
Mathey Investments, Inc.	—	—	2,658	2,658
Pioneer Square Brands, Inc.	—	2,300	—	2,300
SBS Industries, LLC	—	1,974	—	1,974
Acme Cryogenics, Inc.	236	—	—	236
Schylling, Inc.	—	(262)	—	(262)
Logo Sportswear, Inc.	—	(509)	—	(509)
GI Plastek, Inc.	—	(1,856)	1,252	(604)
B-Dry, LLC	—	(873)	—	(873)
Alloy Die Casting Co.	—	(875)	—	(875)
Jackrabbit, Inc.	—	(903)	—	(903)
Mitchell Rubber Products, Inc.	982	—	(2,783)	(1,801)
Meridian Rack & Pinion, Inc.	—	(2,716)	—	(2,716)
Head Country, Inc.	—	(3,197)	—	(3,197)
Galaxy Tool Holding Corporation	—	(3,785)	—	(3,785)
SOG Specialty Knives & Tools, LLC	—	(4,182)	—	(4,182)
Country Club Enterprises, LLC	—	(4,246)	—	(4,246)
PSI Molded Plastics, Inc.	—	(5,964)	—	(5,964)
The Mountain Corporation	—	(10,061)	—	(10,061)
Other, net (<$250 Net)	118	(128)	147	137

Total	$1,336	$35,563	$2,328	$39,227

The primary drivers of net unrealized appreciation of investments of $37.9 million for the year ended March 31, 2018 were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, partially offset by the reversal of previously recorded unrealized appreciation upon the exit of our investment in Mitchell and a decline in performance of certain of our other portfolio companies.

During the year ended March 31, 2017, we recorded net unrealized appreciation of investments of $6.9 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the year ended March 31, 2017 were as follows:

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

The primary drivers of net unrealized appreciation of investments of $6.9 million for the year ended March 31, 2017 were the reversal of previously recorded unrealized depreciation related to our investment in Danco upon its restructure, an increase in the fair value of our investment in Mitchell based on its sale in April 2017, and increased performance and comparable multiples used to estimate the fair value of certain of our investments, which was partially offset by unrealized depreciation resulting from the reversal of previously recorded unrealized appreciation related to the exit of our investments in Acme and Behrens and a decrease in performance of certain of our portfolio companies.

Across our entire investment portfolio, we recorded $13.9 million of net unrealized depreciation on our debt positions and $51.8 million of net unrealized appreciation on our equity holdings for the year ended March 31, 2018. At March 31, 2018, the fair value of our investment portfolio was greater than our cost basis by $14.3 million, as compared to March 31, 2017, when the fair value of our investment portfolio was less than our cost basis by $23.6 million at March 31, 2017, representing net unrealized appreciation of $37.9 million for the year ended March 31, 2018. Our entire portfolio was fair valued at 102.4% of cost as of March 31, 2018.

Net Unrealized Appreciation on Other

During the year ended March 31, 2018, we recorded net unrealized appreciation of other of $0.5 million related to the Credit Facility recorded at fair value. During the year ended March 31, 2017, we recorded net unrealized appreciation on other of $0.1 million due to the reversal of previously recorded depreciation upon the expiration of our interest rate cap agreement in April 2016.

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

At March 31, 2017, certain of our loans to two portfolio companies, ADC and Tread, were on non-accrual status, with an aggregate debt cost basis of $15.6 million. At March 31, 2016, our loan to Tread was on non-accrual status, with an aggregate debt cost basis of $1.4 million.

Other income for the year ended March 31, 2017 increased 25.7% from the prior year. During the year ended March 31, 2017, other income primarily consisted of $3.3 million of dividend income and $2.4 million of success fee income. During the year ended March 31, 2016, other income primarily consisted of $2.9 million of dividend income and $1.6 million of success fee income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective fiscal years:

	As of March 31, 2017		Year Ended March 31, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
J.R. Hobbs Co. – Atlanta, LLC(A)	$29,870	6.0%	$359	0.7%
Counsel Press, Inc.	29,617	5.9	3,118	6.0
Cambridge Sound Management, Inc.	27,046	5.4	2,065	4.0
Nth Degree, Inc.	25,761	5.1	1,684	3.2
Drew Foam Companies, Inc.	25,242	5.0	1,666	3.2

Subtotal — five largest investments	137,536	27.4	8,892	17.1
Other portfolio companies	364,043	72.6	42,980	82.9

Total investment portfolio	$501,579	100.0%	$51,872	100.0%

	As of March 31, 2016		Year Ended March 31, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Acme Cryogenics, Inc.(B)	$44,894	9.2%	$1,695	3.3%
Counsel Press, Inc.	28,899	5.9	3,183	6.3
Cambridge Sound Management, Inc.	27,835	5.7	1,983	3.9
SOG Specialty Knives & Tools, LLC	26,147	5.4	2,665	5.2
Nth Degree, Inc.(A)	21,002	4.3	503	1.0

Subtotal — five largest investments	148,777	30.5	10,029	19.7
Other portfolio companies	338,879	69.5	40,924	80.3

Total investment portfolio	$487,656	100.0%	$50,953	100.0%

(A)	New investment during the applicable year.
(B)	Investment exited subsequent to March 31, 2016.

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, decreased 2.6% for the year ended March 31, 2017, as compared to the prior year, primarily due to a decrease in the incentive fee. The incentive fee decreased as a result of an increase in net assets, which drives the hurdle rate, period over period.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions in the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended March 31,
	2017	2016
Average total assets subject to base management fee(A)	$496,250	$496,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%

Base management fee(B)	9,925	9,925
Credits to fees from Adviser — other(B)	(3,506)	(3,126)

Net base management fee	$6,419	$6,799

Loan servicing fee(B)	$6,606	$6,697
Credits to base management fee — loan servicing fee(B)	(6,606)	(6,697)

Net loan servicing fee	$—	$—

Incentive fee(B)	4,750	5,179
Credits to fees from Adviser — other(B)	—	—

Net incentive fee	$4,750	$5,179

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.

Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

During the year ended March 31, 2017, we recorded a net realized gain on investments of $15.6 million, primarily related to a $18.9 million realized gain from the exit of Acme, a $5.9 million realized gain from the exit of Behrens, and a $1.3 million realized gain related to an additional earn-out from Funko, LLC, which was exited during the year ended March 31, 2016, partially offset by a $10.2 million realized loss from the restructure of Danco. During the year ended March 31, 2016, we recorded a net realized loss of $4.6 million, primarily related to realized losses of $10.5 million, $2.8 million, and $8.6 million related to the restructuring of our investments in Galaxy Tool Holding Corporation (“Galaxy”), NDLI, Inc. (“NDLI”), and Tread, respectively, partially offset by a realized gain of $17.0 million related to the sale of our investments in Funko, LLC and $0.3 million of other gains.

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

The primary drivers of net unrealized appreciation of investments of $6.9 million for the year ended March 31, 2017 were the reversal of previously recorded unrealized depreciation related to our investment in Danco upon its restructure, an increase in the fair value of our investment in Mitchell based on its sale in April 2017, and increased performance and comparable multiples used to estimate the fair value of certain of our investments, which was partially offset by unrealized depreciation resulting from the reversal of previously recorded unrealized appreciation related to the exit of our investments in Acme and Behrens and a decrease in performance of certain of our portfolio companies.

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

The primary drivers of net unrealized appreciation of investments of $8.7 million for the year ended March 31, 2016 were an increase in the equity valuation of Acme due to an increase in performance and comparable multiples used to estimate the fair value of our investment, as well as an increase in performance and, to a lesser extent, multiples used to estimate the fair value of certain of our other investments and the reversal of previously recorded unrealized depreciation on our investments in Galaxy, NDLI, and Tread upon their restructures. These increases were partially offset by the reversal of previously recorded unrealized appreciation on our investments in Cavert II Holding Corp. and Funko, LLC upon their exits as well as a decline in the performance of certain portfolio companies.

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

Net Unrealized Appreciation on Other

For the year ended March 31, 2017, we recorded net unrealized appreciation on other of $0.1 million due to the reversal of previously recorded depreciation upon the expiration of our interest rate cap agreement in April 2016. For the year ended March 31, 2016, no such amounts were incurred.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Cash inflows from operating activities are primarily generated from cash collections of interest and other income from our portfolio companies, as well as from cash proceeds received from repayments of debt investments and from sales of equity investments. These cash collections are principally used to fund new investments, pay distributions to our common stockholders, make interest payments on the Credit Facility, make dividend payments on our mandatorily redeemable preferred stock, pay management and incentive fees to the Adviser, and for other operating expenses. We may also use cash collections from operations to repay outstanding borrowings under the Credit Facility.

Net cash used in operating activities for the year ended March 31, 2018 was $28.8 million, as compared to net cash provided by operating activities of $32.5 million for the year ended March 31, 2017. This change was primarily due to an increase in purchases of investments and lower repayments and net proceeds from the sale of investments. Purchases of investments totaled $98.5 million during the year ended March 31, 2018, compared to $62.4 million during the year ended March 31, 2017. Repayments and net proceeds from the sale of investments totaled $39.9 million during the year ended March 31, 2018 compared to $68.8 million during the year ended March 31, 2017.

Net cash provided by operating activities for the year ended March 31, 2017 was $32.5 million, as compared to $4.1 million for the year ended March 31, 2016. This change was primarily due to an increase in repayments and net proceeds from the sale of investments year over year. Repayments and net proceeds from the sale of investments totaled $68.8 million during the year ended March 31, 2017 compared to $44.6 million during the year ended March 31, 2016.

As of March 31, 2018, we had equity investments in, or loans to, 33 companies with an aggregate cost basis of $584.8 million. As of March 31, 2017, we had equity investments in, or loans to, 35 companies with an aggregate cost basis of $525.2 million. The following table summarizes our total portfolio investment activity for the years ended March 31, 2018 and 2017:

	Years Ended March 31,
	2018	2017
Beginning investment portfolio, at fair value	$501,579	$487,656
New investments	59,424	54,370
Disbursements to existing portfolio companies	39,115	8,076
Unscheduled principal repayments	(32,208)	(31,886)
Net proceeds from sales of investments	(7,651)	(36,939)
Net realized gain on investments	982	13,423
Net unrealized appreciation of investments	35,563	23,442
Reversal of net unrealized depreciation (appreciation) of investments	2,328	(16,563)
Amortization of premiums, discounts, and acquisition costs, net	15	—

Ending investment portfolio, at fair value	$599,147	$501,579

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2018:

		Amount
For the fiscal years ending March 31:	2019	$80,494
	2020	98,913
	2021	73,700
	2022	80,446
	2023	73,700
	Thereafter	24,618

	Total contractual repayments	$431,871
	Adjustments to cost basis of debt investments	(84)
	Investments in equity securities	153,059

	Total cost basis of investments held as of March 31, 2018:	$584,846

Financing Activities

Net cash provided by financing activities for the year ended March 31, 2018 was $29.6 million, which consisted primarily of $37.3 million of net proceeds from the Credit Facility, $21.4 million of net proceeds from the issuance of common stock in May 2017, including the partial exercise of the underwriters’ over-allotment option in June 2017, and net proceeds from the issuance of common stock under the ATM program in March 2018, partially offset by $28.9 million in distributions paid to common stockholders.

Net cash used in financing activities for the year ended March 31, 2017 was $34.1 million, which consisted primarily of $25.3 million of net repayments on the Credit Facility, $22.7 million in distributions paid to common stockholders, and the redemption of our Series A Term Preferred Stock in September 2016 of $40.0 million, partially offset by net proceeds from the issuance of our Series D Term Preferred Stock of $55.4 million in September 2016.

Net cash used in financing activities for the year ended March 31, 2016 was $4.5 million, which consisted primarily of $23.8 million of net repayments on the Credit Facility and $22.7 million of distributions paid to common stockholders, partially offset by $38.6 million of net proceeds from the issuance of our Series C Term Preferred Stock and $3.4 million of net proceeds from the issuance of additional shares of our common stock.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our Investment Company Taxable Income. Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.064 per common share for each of the months from April 2017 through September 2017, and $0.065 per common share for each of the months from October 2017 through March 2018, and supplemental distributions of $0.06 per common share for each of June 2017 and December 2017. In April 2018, our Board of Directors declared a monthly distribution of $0.067 per common share for each of April, May, and June 2018 and a supplemental distribution of $0.06 per common share for June 2018. Our Board of Directors declared these distributions based on estimates of Investment Company Taxable Income and net long-term capital gains for the fiscal year ending March 31, 2019.

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of the calendar year based on tax information for the full fiscal year. The characterization of common stockholder distributions declared and paid for the year ending March 31, 2018 will be determined after the 2018 fiscal year end based upon our taxable income for the full year and distributions paid during the full year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

For the year ended March 31, 2018, distributions to common stockholders totaled $28.9 million and were less than our taxable income for the same year, when also considering spillover amounts under Section 855(a) of the Code with respect to the prior year. At March 31, 2018, we elected to treat $8.4 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.6 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Net investment income in excess of distributions. For the year ended March 31, 2017, distributions to common stockholders totaled $22.7 million and were less than our taxable income for the same year, when also considering prior year spillover amounts under Section 855(a) of the Code. At March 31, 2017, we elected to treat $8.2 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, we recorded a $1.3 million adjustment for estimated book-tax differences, which decreased Capital in excess of par value and increased Accumulated net realized gain in excess of distributions and Net investment income in excess of distributions.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.140625 per share to holders of our Series B Term Preferred Stock, (ii) $0.135417 per share to holders of our Series C Term Preferred Stock, and (iii) $0.13020833 per share to holders of our Series D Term Preferred Stock for each month during the year ended March 31, 2018. In accordance with GAAP, we treat these monthly dividends as an operating expense. The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do make such election will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

Equity

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of May 14, 2018, we had the ability to issue up to $218.1 million in securities under the registration statement.

Common Stock

In February 2018, we entered into equity distribution agreements with Sales Agents, under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. During the year ended March 31, 2018, we sold 127,412 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $10.45 per share and raised approximately $1.3 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.24 and resulted in total net proceeds of approximately $1.3 million. These sales were below our then current estimated NAV per share during the sales period, with such discounts ranging from $0.01 per share to $0.07 per share, when comparing the sales price per share, after deducting commissions, to the then current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share. As of May 14, 2018, we had a remaining capacity to sell up to $31.8 million of common stock under the ATM program.

Pursuant to our current registration statement on Form N-2 (File No. 333-204996), in May 2017, we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then current NAV of $9.95 per share. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and commissions and estimated offering costs borne by us, were $18.7 million, which were used to repay borrowings under the Credit Facility and for other general corporate purposes. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments, which resulted in gross proceeds of $1.5 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, of $1.4 million.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On May 14, 2018, the closing market price of our common stock was $11.25 per share, representing a 3.7% premium to our NAV per share of $10.85 as of March 31, 2018. At our 2017 Annual Meeting of Stockholders held on August 24, 2017, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2018 Annual Meeting of Stockholders, scheduled to take place in August 2018, we will again ask our stockholders to vote in favor of a similar proposal so that it may be in effect for another year.

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

Our Series B Term Preferred Stock is not convertible into our common stock or any other security. Our Series B Term Preferred Stock provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates to $2.8 million per year). We are required to redeem all shares of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series B Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series B Term Preferred Stock or otherwise cure the ratio redemption trigger (and we may also redeem additional securities to cause the asset coverage ratio to be 215%). We may also voluntarily redeem all or a portion of our Series B Term Preferred Stock at our sole option at the redemption price at any time.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock) as of March 31, 2018 was 237.3%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $221.2 million as of March 31, 2018, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200% (or such higher percentage as may be set forth in Section 18 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $488.8 million, asset coverage on our senior securities representing indebtedness of 525.7%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2018, we had availability, after adjustments for various constraints based on collateral quality, of $53.8 million under the Credit Facility and we were in compliance with all covenants under the Credit Facility. As of May 11, 2018, we had availability, before adjustments for various constraints based on collateral quality, of $32.0 million under the Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of March 31, 2018 and 2017, we had unrecognized, contractual off-balance sheet success fee receivables of $28.3 million and $24.2 million (or approximately $0.87 and $0.80 per common share), respectively, on our debt investments. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of March 31, 2018 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $2.0 million of obligations of Country Club Enterprises, LLC. The guaranty expires in February 2019, unless renewed. As of March 31, 2018, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of March 31, 2018, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$107,000	$—	$—	$107,000	$—
Mandatorily redeemable preferred stock	139,150	—	—	81,650	57,500
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	63,034	15,120	30,171	15,946	1,797

Total	$314,280	$15,120	$35,267	$204,596	$59,297

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $8.3 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)	Includes interest payments due on the Credit Facility and secured borrowing, and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2018. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption of each series.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Additionally, refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate equity securities. For loans that have been rated by a SEC-registered Nationally Recognized Statistical Rating Organization (“NRSRO”), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss, if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of Lower Middle Market companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the Lower Middle Market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

The following table reflects risk ratings for all loans in our portfolio as of March 31, 2018 and 2017:

	As of March 31,
Rating	2018	2017
Highest	10.0	10.0
Average	6.4	6.1
Weighted Average	6.5	6.5
Lowest	4.0	3.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Out policy generally is to make distributions to our stockholders in an amount up to 100% of Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, retain and designate them as deemed distributions, or distribute such gains to stockholders in cash.

In an effort to limit federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a description of recent accounting pronouncements.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. As of March 31, 2018, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

97.0%	Variable rates with a floor
3.0	Fixed rates

100.0%	Total

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

To illustrate the potential impact of changes in interest rates, we have performed the following hypothetical analysis, which assumes that our balance sheet and interest rates remain constant as of March 31, 2018 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$11,059	$3,257	$7,802
Up 200 basis points	6,974	2,171	4,803
Up 100 basis points	3,174	1,086	2,088
Down 100 basis points	(795)	(217)	(578)
Down 188 basis points	(795)	(2,044)	1,249

(A)	As of March 31, 2018, our effective average LIBOR was 1.88%, therefore the largest decrease in basis points that could occur was 188 basis points.

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

To the Board of Directors and Stockholders of Gladstone Investment Corporation:

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of our internal control over financial reporting as of March 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

May 15, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Investment Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Investment Corporation and its subsidiaries (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended March 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of March 31, 2018 and 2017 by correspondence with the custodian and portfolio company investees. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

May 15, 2018

We have served as the Company’s auditor since 2005.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	March 31,
	2018	2017
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $220,087 and $225,046, respectively)	$247,297	$223,451
Affiliate investments (Cost of $343,247 and $278,811, respectively)	339,393	262,086
Control investments (Cost of $21,512 and $21,312, respectively)	12,457	16,042
Cash and cash equivalents	3,639	2,868
Restricted cash and cash equivalents	328	1,231
Interest receivable	3,532	2,305
Due from custodian	2,324	2,238
Deferred financing costs, net	976	1,588
Other assets, net	953	3,386

TOTAL ASSETS	$610,899	$515,195

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $107,000 and $69,700, respectively)	$107,500	$69,700
Secured borrowing	5,096	5,096

Total borrowings	112,596	74,796
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 6,356,000 shares authorized; 5,566,000 shares issued and outstanding, net	135,615	134,835
Accounts payable and accrued expenses	916	578
Fees due to Adviser(A)	6,671	1,671
Fee due to Administrator(A)	317	296
Other liabilities	584	1,937

TOTAL LIABILITIES	256,699	214,113

Commitments and contingencies(B)
NET ASSETS	$354,200	$301,082

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 32,653,635 and 30,270,958 shares issued and outstanding, respectively	$33	$30
Capital in excess of par value	330,661	310,332
Cumulative net unrealized depreciation of investments	14,301	(23,590)
Cumulative net unrealized appreciation of other	(500)	—
Net investment income in excess of distributions	3,660	7,283
Accumulated net realized gain in excess of distributions	6,045	7,027

TOTAL NET ASSETS	$354,200	$301,082

NET ASSET VALUE PER SHARE AT END OF YEAR	$10.85	$9.95

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended March 31,
	2018	2017	2016
INVESTMENT INCOME
Interest income:
Non-Control/Non-Affiliate investments	$19,266	$17,385	$16,604
Affiliate investments	28,679	27,941	28,071
Control investments	833	818	1,720
Cash and cash equivalents	21	3	2

Total interest income	48,799	46,147	46,397
Dividend income:
Non-Control/Non-Affiliate investments	2,931	152	2,390
Affiliate investments	1,297	3,190	505

Total dividend income	4,228	3,342	2,895
Success fee income:
Non-Control/Non-Affiliate investments	3,104	996	1,253
Affiliate investments	2,224	1,377	333

Total success fee income	5,328	2,373	1,586
Other income	—	13	77

Total investment income	58,355	51,875	50,955

EXPENSES
Base management fee(A)	10,796	9,925	9,925
Loan servicing fee(A)	6,277	6,606	6,697
Incentive fee(A)	10,648	4,750	5,179
Administration fee(A)	1,087	1,120	1,190
Interest expense on borrowings	4,034	3,540	4,154
Dividends on mandatorily redeemable preferred stock	9,005	8,683	7,963
Amortization of deferred financing costs and discounts	1,468	1,875	1,908
Professional fees	1,077	698	1,192
Other general and administrative expenses	1,954	2,368	1,854

Expenses before credits from Adviser	46,346	39,565	40,062

Credits to base management fee — loan servicing fee(A)	(6,277)	(6,606)	(6,697)
Credits to fees from Adviser — other(A)	(3,674)	(3,506)	(3,126)

Total expenses, net of credits to fees	36,395	29,453	30,239

NET INVESTMENT INCOME	$21,960	$22,422	$20,716

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	$1,189	$1,086	$17,038
Affiliate investments	143	14,558	(11,424)
Control investments	4	(3)	(10,213)
Other	—	(254)	—

Total net realized gain (loss)	1,336	15,387	(4,599)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	28,805	9,230	(22,599)
Affiliate investments	12,871	(8,593)	31,446
Control investments	(3,785)	6,242	(110)
Other	(500)	75	—

Total net unrealized appreciation	37,391	6,954	8,737

Net realized and unrealized gain	38,727	22,341	4,138

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$60,687	$44,763	$24,854

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.68	$0.74	$0.68

Net increase in net assets resulting from operations	$1.88	$1.48	$0.82

Distributions	$0.89	$0.75	$0.75

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,268,776	30,270,958	30,268,253

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

	Year Ended March 31,
	2018	2017	2016
OPERATIONS
Net investment income	$21,960	$22,422	$20,716
Net realized gain (loss) on investments	1,336	15,641	(4,599)
Net realized loss on other	—	(254)	—
Net unrealized appreciation of investments	37,891	6,879	8,737
Net unrealized appreciation of other	(500)	75	—

Net increase in net assets from operations	60,687	44,763	24,854

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(27,174)	(22,703)	(19,515)
Distributions to common stockholders from realized gains	(1,756)	—	(3,188)

Net decrease in net assets from distributions	(28,930)	(22,703)	(22,703)

CAPITAL ACTIVITY
Issuance of common stock	22,485	—	3,663
Discounts, commissions, and offering costs for issuance of common stock	(1,124)	—	(221)

Net increase in net assets from capital activity	21,361	—	3,442

TOTAL INCREASE IN NET ASSETS	53,118	22,060	5,593
NET ASSETS, BEGINNING OF YEAR	301,082	279,022	273,429

NET ASSETS, END OF YEAR	$354,200	$301,082	$279,022

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended March 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$60,687	$44,763	$24,854
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(98,539)	(62,446)	(61,896)
Principal repayments of investments	32,208	31,886	24,205
Net proceeds from the sale of investments	7,651	36,939	20,377
Net realized (gain) loss on investments	(1,425)	(15,196)	4,448
Net realized loss on other	—	239	—
Net unrealized appreciation of investments	(37,891)	(6,879)	(8,737)
Net unrealized appreciation of other	500	(75)	—
Amortization of premiums, discounts, and acquisition costs, net	(15)	—	—
Amortization of deferred financing costs and discounts	1,468	1,875	1,908
Bad debt expense, net of recoveries	308	650	267
Changes in assets and liabilities:
Decrease (increase) in restricted cash and cash equivalents	903	171	(847)
Increase in interest receivable	(1,681)	(253)	(1,133)
(Increase) decrease in due from custodian	(86)	(600)	2,874
Decrease (increase) in other assets, net	2,879	3,065	(2,934)
Increase (decrease) in accounts payable and accrued expenses	259	(476)	(217)
Increase (decrease) in fees due to Adviser(A)	5,000	(241)	410
Increase (decrease) in fee due to Administrator(A)	21	(15)	49
(Decrease) increase in other liabilities	(1,074)	(928)	454

Net cash (used in) provided by operating activities	(28,827)	32,479	4,082

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	22,485	—	3,663
Discounts, commissions, and offering costs for issuance of common stock	(1,110)	—	(221)
Proceeds from line of credit	132,100	83,400	105,000
Repayments on line of credit	(94,800)	(108,700)	(128,800)
Proceeds from issuance of mandatorily redeemable preferred stock	—	57,500	40,250
Redemption of mandatorily redeemable preferred stock	—	(40,000)	—
Deferred financing and offering costs	(147)	(3,589)	(1,711)
Distributions paid to common stockholders	(28,930)	(22,703)	(22,703)

Net cash provided by (used in) financing activities	29,598	(34,092)	(4,522)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	771	(1,613)	(440)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,868	4,481	4,921

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,639	$2,868	$4,481

CASH PAID FOR INTEREST	$3,288	$3,018	$3,679

NON-CASH ACTIVITIES(B)	$42,977	$8,796	$13,944

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	2018: Significant non-cash operating activities consisted principally of the following transactions:

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 69.8%
Secured First Lien Debt – 35.8%
Chemicals, Plastics, and Rubber – 2.8%
Drew Foam Companies, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 7/2018)(Q)	$9,913	$9,913	$9,987
Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 12/2019)(L)	9,500	9,500	9,500
Diversified/Conglomerate Services – 10.4%
Counsel Press, Inc. – Term Debt (L+11.8%, 13.6% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 14.9% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 13.4% Cash, Due 12/2020)(L)	13,290	13,290	13,290

		36,790	36,790
Farming and Agriculture – 4.5%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 4/2018)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 5/2020)(L)	5,000	5,000	5,000

		16,000	16,000
Leisure, Amusement, Motion Pictures, and Entertainment – 7.8%
Schylling, Inc. – Term Debt (L+11.0%, 13.0%, Due 11/2018)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.0%, Due 11/2018)(T)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.0%, Due 11/2018)(T)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 5.6%
SBS Industries, LLC – Line of Credit, $1,500 available (L+8.5%, 10.4% Cash (1.0% Unused Fee), Due 6/2018)(L)	—	—	—
SBS Industries, LLC – Term Debt (L+12.0%, 14.0% Cash, Due 6/2020)(L)	19,957	19,957	19,957

		19,957	19,957
Oil and Gas – 0.9%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(G)(L)	3,216	3,216	3,216
Personal, Food, and Miscellaneous Services – 1.1%
B-Dry, LLC – Line of Credit, $100 available (L+0.3%, 2.1% Cash (0.8% Unused Fee), Due 12/2018)(L)	4,550	4,550	3,882
B-Dry, LLC – Term Debt (L+0.3%, 2.1% Cash, Due 12/2019)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.1% Cash, Due 12/2019)(L)	840	840	—

		11,833	3,882

Total Secured First Lien Debt		$134,790	$126,913

Secured Second Lien Debt – 8.6%
Automobile – 1.1%
Country Club Enterprises, LLC – Term Debt (L+11.0%, 18.7% Cash, Due 5/2018)(L)	$4,000	$4,000	$4,000
Cargo Transport – 3.7%
Diligent Delivery Systems – Term Debt (L+8.0%, 10.0% Cash, Due 11/2022)(Q)	13,000	12,916	13,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.8%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,216	$30,300

Preferred Equity – 17.3%
Automobile – 0.3%
Country Club Enterprises, LLC – Preferred Stock(C)(L)	7,304,792	$7,725	$1,010
Country Club Enterprises, LLC – Guaranty ($2,000)(U)	—	—	—

		7,725	1,010

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Chemicals, Plastics, and Rubber – 1.0%
Drew Foam Companies, Inc. – Preferred Stock(C)(Q)	34,045	$3,375	$3,375
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	1,373	1,428
Diversified/Conglomerate Services – 9.2%
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	6,303
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	26,424

		12,655	32,727
Farming and Agriculture – 1.4%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	2,518
Star Seed, Inc. – Preferred Stock(C)(L)	1,499	1,499	2,376

		5,055	4,894
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.5%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	12,555
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.6%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	1,958
Oil and Gas – 0.9%
Tread Corporation – Preferred Stock(C)(L)	12,998,639	3,768	3,335
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$52,821	$61,282

Common Equity – 8.1%
Cargo Transport – 0.7%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	$500	$2,816
Chemicals, Plastics, and Rubber – 4.1%
Drew Foam Companies, Inc. – Common Stock(C)(Q)	5,372	63	14,744
Containers, Packaging, and Glass – 3.0%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	10,459
Farming and Agriculture – 0.2%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	—
Star Seed, Inc. – Common Stock(C)(L)	600	1	589

		95	589
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	—
Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(L)	10,089,048	753	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	67,873	167	194

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$2,260	$28,802

Total Non-Control/Non-Affiliate Investments		$220,087	$247,297

AFFILIATE INVESTMENTS(O) – 95.8%
Secured First Lien Debt – 49.1%
Automobile – 2.3%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 4/2019)(K)	$9,660	$9,660	$8,018
Beverage, Food, and Tobacco – 2.6%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 5.0%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	8,795	8,795	7,028
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)(K)	9,300	9,300	8,742
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2019)(K)	2,400	2,400	2,268

		20,495	18,038
Diversified/Conglomerate Services – 12.2%
ImageWorks Display and Marketing Group, Inc. – Line of Credit, $2,700 available (L+9.0%, 10.9% Cash, Due 5/2018)(L)	300	300	300
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+11.5%, 13.4% Cash, Due 2/2022)(L)	21,000	21,000	21,000

		43,300	43,300
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.4%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.3% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,470	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 4.4%
SOG Specialty Knives & Tools, LLC – Term Debt (L+7.3%, 9.3% Cash, Due 8/2020)(L)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (L+8.3%, 10.3% Cash, Due 8/2020)(L)	12,200	12,200	8,827
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	440

		18,938	15,467
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.6%
Pioneer Square Brands, Inc. – Line of Credit, $600 available (L+9.0%, 10.9% Cash (1.0% Unused Fee), Due 4/2018)(L)	2,400	2,400	2,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.9% Cash, Due 8/2022)(L)	21,000	21,000	21,000

		23,400	23,400
Telecommunications – 4.0%
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.0% Cash, Due 12/2019)(L)	14,000	14,000	14,000
Textiles and Leather – 2.6%
Logo Sportswear, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 3/2020)(L)	9,200	9,200	9,200

Total Secured First Lien Debt		$181,513	$173,943

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 17.5%
Chemicals, Plastics, and Rubber – 7.0%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.9% Cash, Due 1/2024)(L)	$24,618	$24,618	$24,618
Diversified/Conglomerate Manufacturing – 2.8%
Alloy Die Casting Co.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 4/2021)(G)(K)	12,215	12,215	9,161
Alloy Die Casting Co.(M) – Term Debt (L+11.5%, 13.5% Cash, Due 4/2021)(G)(K)	175	175	131
Alloy Die Casting Co.(M) – Term Debt (Due 4/2021)(K)(R)	910	910	687

		13,300	9,979
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.5%
Cambridge Sound Management, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2021)(L)	16,000	16,000	16,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 8/2021)(L)	18,600	18,600	8,692
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,000	1,000	1,000
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,500	1,500	1,500
The Mountain Corporation – Delayed Draw Term Debt, $750 available (Due 8/2021)(L)(R)	250	250	250

		21,350	11,442

Total Secured Second Lien Debt		$75,268	$62,039

Preferred Equity – 29.2%
Automobile – 0.2%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$802
Beverage, Food, and Tobacco – 0.7%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,555
Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock(C)(L)	3,600	3,600	—
Chemicals, Plastics, and Rubber – 0.9%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	51,098	8,980	3,016
Diversified/Conglomerate Manufacturing – 0.5%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	—
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	1,925

		10,729	1,925
Diversified/Conglomerate Services – 6.8%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,750	9,422
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	14,480

		12,670	23,902
Home and Office Furnishings, Housewares, and Durable Consumer Products – 15.0%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	16,615
Cambridge Sound Management, Inc. – Preferred Stock(C)(L)	4,500	4,500	26,178
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	10,411

		15,623	53,204
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.2%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	7,800

		12,399	7,800
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Textiles and Leather – 2.9%
Logo Sportswear, Inc. – Preferred Stock(C)(L)	1,550	$1,096	$10,207

Total Preferred Equity		$86,423	$103,411

Common Equity – 0.0%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock(C)(L)	545	$—	$—
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	41	—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$—

Total Affiliate Investments		$343,247	$339,393

CONTROL INVESTMENTS(P) – 3.5%:
Secured First Lien Debt – 1.4%
Aerospace and Defense – 1.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Secured Second Lien Debt – 1.4%
Aerospace and Defense – 1.4%
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	$5,000	$5,000	$5,000
Preferred Equity – 0.7%
Aerospace and Defense – 0.7%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$2,457
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$12,457

TOTAL INVESTMENTS – 169.2%(V)		$584,846	$599,147

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $504.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2018, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered non-qualifying assets under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.9% as of March 31, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2018.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2018.
(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.). Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission (“SEC”).
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon the expiration of a lock-up agreement and meeting certain other requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2018 best represents fair value as of March 31, 2018.
(U)	Refer to Note 11—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(V)	Cumulative gross unrealized depreciation for federal income tax purposes is $95.2 million; cumulative gross unrealized appreciation for federal income tax purposes is $113.6 million. Cumulative net unrealized appreciation is $18.4 million, based on a tax cost of $580.8 million.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $448.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the “1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017, our investment in AquaVenture is considered a non-qualifying asset under Section 55 of the 1940 Act and represents 0.7% of total investments, at fair value.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 1.0% as of March 31, 2017. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2017.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2017.
(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the SEC.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Fair value was based on the closing market price of our shares as of the reporting date less a discount for lack of marketability.
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2017 best represents fair value as of March 31, 2017.
(U)	As of March 31, 2017, our investment in AquaVenture was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(V)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(W)	Cumulative gross unrealized depreciation for federal income tax purposes is $77.9 million; cumulative gross unrealized appreciation for federal income tax purposes is $58.3 million. Cumulative net unrealized depreciation is $19.5 million, based on a tax cost of $521.1 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and these accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities or total net assets, or Statement of Changes in Net Assets and Statement of Cash Flows classifications.

Classification of Investments

In accordance with the BDC regulations in the 1940 Act, we classify portfolio investments on our accompanying Consolidated Statements of Assets and Liabilities, Consolidated Statements of Operations, and Consolidated Schedules of Investments into the following categories:

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

ICE Data Pricing and Reference Data, LLC (“ICE”) (formerly Standard and Poor’s Securities Evaluations, Inc.), a valuation specialist, generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA obtained from our indexing methodology whereby the original transaction EBITDA at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA; however, TEV may also be calculated using revenue multiples or a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses a DCF analysis to calculate TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit-impaired portfolio companies.

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments (where we do not have the ability to effectuate a sale of a portfolio company) using the yield analysis, which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default, and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.

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

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including, but not limited to, the nature and realizable value of the collateral, including external parties’ guaranties, any relevant offers or letters of intent to acquire the portfolio company, timing of expected loan repayments, and the markets in which the portfolio company operates. New and follow-on debt and equity investments made during the current reporting quarter are generally valued at our original cost basis, as appropriate, as near-measurement date transaction value generally is a reasonable indicator of fair value.

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

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments

Gains or losses on the sale of investments are calculated by using the specific identification method. A realized gain or loss is recognized on the trade date, typically when an investment is disposed of, and is computed as the difference between the cost basis of the investment on the disposition date and the net proceeds received from such disposition. Unrealized appreciation or depreciation displays the difference between the fair value of the investment and the cost basis of such investment. We determine the fair value of each individual investment each reporting period and record changes in fair value as unrealized appreciation or depreciation in our Consolidated Statement of Operations.

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees, and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid, and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2018 and 2017, certain of our loans to Alloy Die Casting Co. (“ADC”) and Tread Corporation (“Tread”) were on non-accrual status, with an aggregate debt cost basis of $15.6 million as of each period, or 3.6% and 4.1%, respectively, of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $12.5 million and $11.9 million, respectively, or 3.1% and 3.3%, respectively, of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of March 31, 2018 and 2017, we did not have any loans with a PIK interest component. During the years ended March 31, 2018, 2017, and 2016, we did not record any PIK income, nor did we collect any PIK interest in cash.

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

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our mandatorily redeemable prefered stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. Refer to Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

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

We are also party to the Administration Agreement with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services.

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

We intend to continue to make sufficient distributions to qualify as a RIC and to generally limit taxable income, although we may retain some or all of our net long-term capital gains and pay income taxes on such gains. Refer to Note 10 — Federal and State Income Taxes for additional information regarding our RIC requirements.

FASB ASC 740, Income Taxes (“ASC 740”) requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740 for all open tax years and in all major tax jurisdictions and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2017, 2016, and 2015 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to distribute at least 90% of our Investment Company Taxable Income for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to generally pay out as a distribution up to 100% of those amounts. The amount to be paid is determined by our Board of Directors quarterly and is based upon management’s estimate of Investment Company Taxable Income and net long-term capital gains. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as applicable, to common stockholders each quarter. At fiscal year-end, we may elect to treat a portion of the first distributions paid after year-end as having been paid in the prior year in accordance with Section 855(a) of the Code. We may retain some or all of our net long-term capital gains, if any, retain and designate them as deemed distributions, or distribute such capital gains to stockholders in cash. If we retain long-term capital gains, we will be subject to federal and state income taxes on such retained capital gains. If we deem long-term capital gains to be distributed, among other consequences, we will pay federal tax on the retained net long-term capital gains, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder, and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained long-term capital gain. Refer to Note 9 — Distributions to Common Stockholders for further information.

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not so elect will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The dividend reinvestment plan is not open to holders of our preferred stock.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash (a consensus of the Emerging Issues Task Force)” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We have assessed the impact of ASU 2016-18 and do not anticipate a material impact on our financial position, results of operations, or cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We have assessed the impact of ASU 2016-15 and do not anticipate a material impact on our financial position, results of operations, or cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

In March 2016, the FASB issued Accounting Standards Update 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related. The adoption of ASU 2016-06 did not have a material impact on our financial position, results of operations, or cash flows. ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, and we adopted ASU 2016-06 effective April 1, 2017.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. We have assessed the impact of ASU 2016-01 and do not anticipate a material impact on our financial position, results of operations, or cash flows. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain aspects of ASU 2016-01 relating to the recognition of changes in fair value of financial liabilities when the fair value option is elected.

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-02 effective April 1, 2016. In October 2016, the FASB issued Accounting Standards Update 2016-17, “Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. The adoption of ASU 2016-17 did not have a material impact on our financial position, results of operations, or cash flows. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, and we adopted ASU 2016-17 effective April 1, 2017.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and in December 2016 by FASB Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, and will expand disclosures about revenue. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years. We have assessed the impact of ASU 2014-09, as amended, and identified similar performance obligations as compared to existing guidance. As a result, we do not anticipate a material change in the timing of revenue recognition or a material impact on our financial position, results of operations, or cash flows from adopting this standard.

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

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•	Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists, or instances where prices vary substantially over time or among brokered market makers; and

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

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

As of March 31, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC. (“Funko”), which was valued using Level 2 inputs. As of March 31, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in AquaVenture Holdings Limited, f/k/a Quench Holdings Corp. (“AquaVenture”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended March 31, 2018, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 due to the convertibility of our investment into shares of Funko, Inc. In April 2017, we transferred our investment in AquaVenture from Level 2 to Level 1 as a result of the expiration of the lock-up period from the initial public offering in October 2016 and subsequently sold our investment. During the year ended March 31, 2017, we transferred our investment in AquaVenture from Level 3 to Level 2 as a result of its initial public offering in October 2016.

As of March 31, 2018 and 2017, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Secured first lien debt	$305,856	$—	$—		$305,856
Secured second lien debt	97,339	—	—		97,339
Preferred equity	167,150	—	—		167,150
Common equity/equivalents	28,802	—	194	(A)	28,608

Total Investments at March 31, 2018	$599,147	$—	$194		$598,953

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2017:
Secured first lien debt	$268,150	$—	$—		$268,150
Secured second lien debt	95,040	—	—		95,040
Preferred equity	113,515	—	—		113,515
Common equity/equivalents	24,874	—	3,433	(B)	21,441

Total Investments at March 31, 2017	$501,579	$—	$3,433		$498,146

(A)	Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to a 180-day lock-up period, which expires in May 2018, and other restrictions.
(B)	Fair value was determined based on the closing market price of our shares of AquaVenture at the reporting date less a discount for lack of marketability as our investment was subject to a 180-day lock-up period, which expired in April 2017.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2018 and 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Valued Using Level 3 Inputs March 31,
	2018		2017
Non-Control/Non-Affiliate Investments
Secured first lien debt	$126,913		$108,613
Secured second lien debt	30,300		45,822
Preferred equity	61,282		44,142
Common equity/equivalents	28,608	(A)	21,441	(B)

Total Non-Control/Non-Affiliate Investments	247,103		220,018
Affiliate Investments
Secured first lien debt	173,943		154,737
Secured second lien debt	62,039		44,218
Preferred equity	103,411		63,131
Common equity/equivalents	—		—

Total Affiliate Investments	339,393		262,086
Control Investments
Secured first lien debt	5,000		4,800
Secured second lien debt	5,000		5,000
Preferred equity	2,457		6,242
Common equity/equivalents	—		—

Total Control Investments	12,457		16,042

Total investments at fair value using Level 3 inputs	$598,953		$498,146

(A)	Excludes our investment in Funko with a fair value of $0.2 million as of March 31, 2018, which was valued using Level 2 inputs.
(B)	Excludes our investment in AquaVenture with a fair value of $3.4 million as of March 31, 2017, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of March 31, 2018 and 2017. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2018		Fair Value as of March 31, 2017		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted Average as of March 31, 2018	Range / Weighted Average as of March 31, 2017
Secured first lien debt	$286,828	(A)	$232,590	(A)	TEV	EBITDA multiple	4.7x – 8.3x / 6.1x	4.3x – 7.9x /6.2x

						EBITDA	$1,298 – $14,085 / $5,575	$897 – $10,887 / $4,093

						Revenue multiple	0.3x – 0.7x / 0.6x	—

						Revenue	$15,528 – $30,561 / $24,780	—

	19,028		35,560		Yield Analysis	Discount Rate	19.8% – 21.3% / 20.6%	13.1% – 30.3% / 19.7%

Secured second lien debt	87,360	(B)	81,747	(B)	TEV	EBITDA multiple	3.3x – 6.8x / 6.2x	5.3x – 7.4x / 6.4x

						EBITDA	$2,683 – $8,795 / $6,827	$2,357 – $5,824 / $4,588

						Revenue multiple	0.9x – 0.9x / 0.9x	—

						Revenue	$21,439 – $21,439 / $21,439	—

	9,979		13,293		Yield Analysis	Discount Rate	19.4% – 20.9% / 19.5%	9.2% – 9.2% / 9.2%

Preferred equity(C)	167,150		113,515		TEV	EBITDA multiple	3.3x – 8.3x / 6.0x	4.8x – 7.9x / 6.3x

						EBITDA	$1,298 – $14,085 / $5,344	$897 – $97,366 / $4,415

						Revenue multiple	0.3x – 0.9x / 0.7x	0.5x – 0.5x / 0.5x

						Revenue	$15,528 – $30,561 / $25,303	$21,662 – $21,662 / $21,662

Common equity/equivalents(D)	28,608	(E)	21,441	(F)	TEV	EBITDA multiple	4.9x – 6.2x / 5.6x	4.3x – 9.8x / 6.0x

						EBITDA	$1,298 – $5,842 / $2,491	$897 – $13,378 / $3,687

						Revenue multiple	0.3x – 0.9x / 0.3x	0.5x – 0.5x / 0.5x

						Revenue	$15,528 – $21,439 / $15,543	$21,662 – $21,662 / $21,662

Total	$598,953		$498,146

(A)	Fair value as of March 31, 2018 includes two new proprietary debt investments for a combined $14.5 million, which were valued at cost using the transaction price as the unobservable input, and one proprietary debt investment for $10.0 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes two new proprietary debt investments for a combined $24.0 million, which were valued at cost using the transaction price as the unobservable input.
(B)	Fair value as of March 31, 2018 includes one proprietary debt investment for $13.0 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one proprietary debt investment for $15.2 million, which was valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of March 31, 2018 includes one proprietary equity investment for $3.4 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one new proprietary equity investment for $5.9 million, which was valued at cost using the transaction price as the unobservable input, and one proprietary equity investment for $3.9 million, which was valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of March 31, 2018 includes two proprietary equity investments for a combined $17.6 million, which were valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2017 includes one proprietary equity investment for $28, which was valued at the expected payoff amount as the unobservable input.
(E)	Fair value as of March 31, 2018 excludes our investment in Funko with a fair value of $0.2 million, which was valued using Level 2 inputs.
(F)	Fair value as of March 31, 2017 excludes our investment in AquaVenture with a fair value of $3.4 million, which was valued using Level 2 inputs.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA, or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in discount rates or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the years ended March 31, 2018 and 2017 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2018:
Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146
Total gain (loss):
Net realized gain(A)	—	—	982	—	982
Net unrealized appreciation (depreciation)(B)	(5,640)	(8,453)	42,610	7,195	35,712
Reversal of previously recorded (appreciation) depreciation upon realization(B)	1,881	(1,670)	1,102	868	2,181
New investments, repayments and settlements(C):
Issuances / originations	91,932	27,383	22,216	—	141,531
Settlements / repayments	(42,150)	(23,278)	—	—	(65,428)
Sales	—	—	(13,116)	(896)	(14,012)
Transfers(D)	(8,317)	8,317	(159)	—	(159)

Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Year ended March 31, 2017:
Fair value as of March 31, 2016	$280,037	$64,484	$113,550	$29,585	$487,656
Total gain (loss):
Net realized gain (loss)(A)	(7,725)	—	3,436	18,903	14,614
Net unrealized appreciation (depreciation)(B)	(9,258)	10,456	19,400	3,769	24,367
Reversal of previously recorded (appreciation) depreciation upon realization(B)	8,796	—	(18,525)	(6,834)	(16,563)
New investments, repayments and settlements(C):
Issuances / originations	37,482	19,600	13,659	501	71,242
Settlements / repayments	(26,182)	(14,500)	—	—	(40,682)
Sales	—	—	(18,005)	(20,124)	(38,129)
Transfers(D)	(15,000)	15,000	—	(4,359)	(4,359)

Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2018 and 2017.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the years ended March 31, 2018 and 2017.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.
(D)	2018: Transfers represent $8.3 million of secured first lien debt of ADC, which was converted into secured second lien debt during the three months ended December 31, 2017 and $0.2 million of preferred equity of Funko, which was transferred from Level 3 to Level 2 during the three months ended December 31, 2017 as a result of the initial public offering of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc. after the expiration of the lock-up period in May 2018 and certain other restrictions are met).

2017: Transfers represent $15.0 million of secured first lien debt of Cambridge Sound Management, Inc. (“Cambridge”), which was converted into secured second lien debt during the three months ended September 30, 2016, and $4.4 million of common equity of AquaVenture, which was transferred from Level 3 to Level 2 during the three months ended December 31, 2016 as a result of its initial public offering.

Investment Activity

During the fiscal year ended March 31, 2018, the following significant transactions occurred:

•	In April 2017, we sold our investment in Mitchell Rubber Products, Inc., which resulted in success fee income of $1.7 million and a realized gain of $1.0 million. In connection with the sale, we received net cash proceeds of $19.0 million, including the repayment of our debt investment of $13.6 million at par.

•	In May and June 2017, we sold a portion of our common stock investment in AquaVenture resulting in net cash proceeds of $2.0 million, which represented a return of capital. In December 2017, we sold another portion of our common stock investment in AquaVenture resulting in net cash proceeds of $1.2 million, which also represented a return of capital. In March 2018, we sold the remaining portion of our common stock investment in AquaVenture resulting in net cash proceeds of $0.2 million, which resulted in a nominal realized gain.

•	In June 2017, one of our portfolio companies, Mathey Investments, Inc. (“Mathey”) merged with and into another one of our portfolio companies, SBS Industries, LLC (“SBS”). As a result of this transaction, we received success fee income of $0.3 million from Mathey. Our debt investments in Mathey, which totaled $8.6 million at principal and cost, were assumed by SBS and combined with our existing debt investment in SBS, which totaled $11.4 million at principal and cost, into a new secured first lien term loan totaling $20.0 million. Our common equity investment in Mathey, with a cost basis of $0.8 million, was converted into a preferred equity investment in SBS with the same cost basis. In connection with the merger, we also extended a secured first lien revolving line of credit to SBS with a total facility amount of $1.5 million, which was undrawn at the time of the transaction.

•	In August 2017, we invested $28.3 million in Pioneer Square Brands, Inc. (“Pioneer”) through a combination of secured first lien debt and preferred equity. Pioneer, headquartered in Seattle, Washington, is a designer, manufacturer, and marketer of premium mobile technology bags and cases serving a diverse customer base, primarily in the education and corporate sectors.

•	In November 2017, one of our portfolio companies, GI Plastek, Inc. (“GI Plastek”) merged with another one of our portfolio companies, Precision Southeast, Inc. (“Precision”), into a new company, PSI Molded Plastics, Inc. (“PSI Molded”). As a result of this transaction, our debt investments in GI Plastek and Precision, which totaled $15.0 million and $9.6 million, respectively, at principal and cost, were assumed by PSI Molded and combined into a new secured second lien term loan totaling $24.6 million. Our preferred equity investment in GI Plastek, with a cost basis of $5.2 million and our preferred and common equity investments in Precision, with a combined cost basis of $3.8 million, were converted into a preferred equity investment in PSI Molded with the same cost basis.

•	In November 2017, we invested $31.1 million in ImageWorks Display and Marketing Group, Inc. (“ImageWorks”) through a combination of secured first lien debt and preferred equity. ImageWorks, headquartered in Winston-Salem, North Carolina, is a market leading point-of-purchase display provider specializing in the design, engineering and production of custom semi-permanent and permanent displays across a variety of brands and consumer product end markets.

•	In December 2017, we invested $6.9 million in an existing portfolio company, Brunswick Bowling Products, Inc. (“Brunswick”), through a secured first lien debt investment. In January 2018, we refinanced our existing loans to Brunswick into a new secured first lien debt investment with a principal and cost basis of $17.7 million.

•	In January 2018, we invested $8.5 million in an existing portfolio company, Schylling, Inc., through a secured first lien debt investment and also provided a $6.0 million secured first lien bridge loan.

•	In January 2018, we provided an $11.0 million secured first lien bridge loan to an existing portfolio company, Nth Degree, Inc. (“Nth Degree”), which was repaid at par in March 2018.

Investment Concentrations

As of March 31, 2018, our investment portfolio consisted of investments in 33 portfolio companies located in 16 states across 17 different industries with an aggregate fair value of $599.1 million. Our investments in Cambridge, Nth Degree, J.R. Hobbs Co. – Atlanta, LLC, Brunswick, and ImageWorks represent our five largest portfolio investments at fair value, and collectively comprised $183.4 million, or 30.5%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of March 31, 2018 and 2017:

	March 31, 2018				March 31, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$321,303	54.9%	$305,856	51.0%	$284,823	54.3%	$268,150	53.5%
Secured second lien debt	110,484	18.9	97,339	16.2	93,078	17.7	95,040	18.9

Total debt	431,787	73.8	403,195	67.2	377,901	72.0	363,190	72.4
Preferred equity	150,708	25.8	167,150	28.0	140,791	26.8	113,515	22.6
Common equity/equivalents	2,351	0.4	28,802	4.8	6,477	1.2	24,874	5.0

Total equity/equivalents	153,059	26.2	195,952	32.8	147,268	28.0	138,389	27.6

Total investments	$584,846	100.0%	$599,147	100.0%	$525,169	100.0%	$501,579	100.0%

Investments at fair value consisted of the following industry classifications as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$136,719	22.8%	$85,248	17.0%
Home and Office Furnishings, Housewares, and Durable Consumer Products	128,529	21.5	93,062	18.6
Chemicals, Plastics, and Rubber	55,740	9.3	65,156	13.0
Leisure, Amusement, Motion Pictures, Entertainment	43,048	7.2	32,453	6.5
Personal and Non-Durable Consumer Products (Manufacturing Only)	42,836	7.1	19,011	3.8
Diversified/Conglomerate Manufacturing	29,942	5.0	40,303	8.0
Machinery (Non-agriculture, Non-construction, Non-electronic)	21,915	3.7	17,283	3.4
Farming and Agriculture	21,483	3.6	19,096	3.8
Containers, Packaging, and Glass	21,387	3.6	18,266	3.6
Textiles and Leather	19,407	3.2	20,369	4.1
Cargo Transport	15,816	2.6	15,891	3.2
Telecommunications	14,000	2.3	14,000	2.8
Automobile	13,830	2.3	20,792	4.1
Aerospace and Defense	12,457	2.1	16,042	3.2
Beverage, Food, and Tobacco	11,605	1.9	14,802	3.0
Other < 2.0%	10,433	1.8	9,805	1.9

Total investments	$599,147	100.0%	$501,579	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$221,725	37.0%	$175,136	34.9%
Northeast	188,911	31.5	159,614	31.8
West	133,774	22.3	123,475	24.6
Midwest	54,737	9.2	43,354	8.7

Total investments	$599,147	100.0%	$501,579	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio for the next five fiscal years and thereafter, assuming no voluntary prepayments, as of March 31, 2018:

		Amount
For the fiscal years ending March 31:	2019	$80,494
	2020	98,913
	2021	73,700
	2022	80,446
	2023	73,700
	Thereafter	24,618

	Total contractual repayments	$431,871
	Adjustments to cost basis of debt investments	(84)
	Investments in equity securities	153,059

	Total cost basis of investments held as of March 31, 2018:	$584,846

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2018 and 2017, we had gross receivables from portfolio companies of $0.7 million and $1.2 million, respectively. The allowance for uncollectible receivables was $0.2 million and $0.3 million as of March 31, 2018 and 2017, respectively.

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

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. David Dullum (our president) is also an executive managing director of the Adviser.

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended March 31,
	2018	2017	2016
Average total assets subject to base management fee(A)	$539,800	$496,250	$496,250
Multiplied by annual base management fee of 2.0%	2.0%	2.0%	2.0%

Base management fee(B)	10,796	9,925	9,925
Credits to fees from Adviser — other(B)	(3,674)	(3,506)	(3,126)

Net base management fee	$7,122	$6,419	$6,799

Loan servicing fee(B)	6,277	6,606	6,697
Credits to base management fee — loan servicing fee(B)	(6,277)	(6,606)	(6,697)

Net loan servicing fee	$—	$—	$—

Incentive fee – income-based	$6,249	$4,750	$5,179
Incentive fee – capital gains-based(C)	4,399	—	—

Total incentive fee(B)	10,648	4,750	5,179
Credits to fees from Adviser — other(B)	—	—	—

Net total incentive fee	$10,648	$4,750	$5,179

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not yet contractually due under the terms of the Advisory Agreement.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting, and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.2 million, $0.3 million, and $0.2 million for the years ended March 31, 2018, 2017, and 2016, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through March 31, 2018, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. As of and for the year ended March 31, 2018, we recorded a capital gains-based incentive fee of $4.4 million, which is not contractually due under the terms of the Advisory Agreement. There has been no GAAP accrual of a capital gains-based incentive fee for any year prior to March 31, 2018.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), and their respective staffs.

Our allocable portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2018.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation and, from time to time, provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0.6 million, $0.5 million, and $0.6 million during the years ended March 31, 2018, 2017, and 2016, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of March 31,
	2018	2017
Base management and loan servicing fee due to Adviser, net of credits	$540	$346
Incentive fee due to Adviser(A)	6,122	1,324
Other due to Adviser	9	1

Total fees due to Adviser	$6,671	$1,671
Fee due to Administrator	$317	$296

Total related party fees due	$6,988	$1,967

(A)	Includes a capital gains-based incentive fee of $4.4 million and $0 as of March 31, 2018 and 2017, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions—Transactions with the Adviser—Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $16 and $27 as of March 31, 2018 and 2017, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net or Other liabilities, as appropriate, on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2018 and 2017, respectively.

NOTE 5. BORROWINGS

Revolving Line of Credit

On November 16, 2016, we, through our wholly-owned subsidiary, Business Investment, entered into Amendment No. 2 to the Fifth Amended and Restated Credit Agreement, originally entered into on April 30, 2013 and as previously amended on June 26, 2014, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger, managing agent, and lender, the Adviser, as servicer, and certain other lenders party thereto. The revolving period was extended to November 15, 2019, and if not renewed or extended by such date, all principal and interest will be due and payable on or before November 15, 2021 (two years after the revolving period end date). The amended Credit Facility provides a one-year extension option that may be exercised on or before the second anniversary of the November 16, 2016 amendment date, subject to approval by all lenders. Additionally, the Credit Facility commitment amount was changed from $185.0 million to $165.0 million and, subject to certain terms and conditions, can be expanded to a total facility amount of $250.0 million through additional commitments of existing or new lenders. Advances under the Credit Facility generally bear interest at 30-day London Interbank Offered Rate (“LIBOR”) plus 3.15% per annum until November 15, 2019, with the margin then increasing to 3.40% for the period from November 15, 2019 to November 15, 2020, and increasing further to 3.65% thereafter. The Credit Facility has an unused commitment fee of 0.50% per annum on the portion of the total unused commitment amount that is less than or equal to 45.0% of the total commitment amount and 0.80% per annum on the total unused commitment amount that is greater than 45.0%. We incurred fees of approximately $1.4 million in connection with this amendment.

On January 20, 2017, we entered into Amendment No. 3 to the Credit Facility, which clarified a definition in the Company’s performance guaranty under the Credit Facility.

The following tables summarize noteworthy information related to the Credit Facility:

	As of March 31,
	2018	2017
Commitment amount	$165,000	$165,000
Borrowings outstanding at cost	107,000	69,700
Availability(A)	58,000	95,300

	For the Years Ended March 31
	2018	2017	2016
Weighted average borrowings outstanding	$67,772	$67,364	$94,608
Effective interest rate(B)	5.42%	4.72%	4.04%
Commitment (unused) fees incurred	$582	$598	$465

(A)	Availability is subject to various constraints, characteristics, and applicable advance rates based on collateral quality under the Credit Facility, which equated to an adjusted availability of $53.8 million and $93.4 million as of March 31, 2018 and 2017, respectively.
(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policy without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of (a) $210.0 million or (b) $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $221.2 million as of March 31, 2018; (ii) asset coverage with respect to senior securities representing indebtedness of at least 200% (or such higher percentage as may be set forth in Section 18 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of March 31, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $488.8 million, an asset coverage ratio on our senior securities representing indebtedness of 525.7%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of March 31, 2018, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield, and interest rate spreads of similar securities as of the measurement date. At March 31, 2018 and 2017, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% and 3.15%, respectively, per annum, and 30-day LIBOR, plus an unused fee of 0.5% and 0.6% respectively. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of March 31, 2018 and 2017, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of and for the years ended March 31, 2018 and 2017, as required by ASC 820:

	Level 3 — Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of March 31,
	2018	2017
Credit Facility	$107,500	$69,700

Fair Value Measurements of Borrowings Using Significant Unobservable Inputs (Level 3)
Reported in Consolidated Statements of Assets and Liabilities
Credit
Facility
Year ended March 31, 2018:
Fair value at March 31, 2017	$69,700
Borrowings	132,100
Repayments	(94,800)
Unrealized appreciation	500

Fair value at March 31, 2018	$107,500

Year ended March 31, 2017:
Fair value at March 31, 2016	$95,000
Borrowings	83,400
Repayments	(108,700)

Fair value at March 31, 2017	$69,700

The fair value of the collateral under the Credit Facility was $504.0 million and $448.0 million as of March 31, 2018 and 2017, respectively.

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

The shares of Series B Term Preferred Stock are traded under the ticker symbol GAINO on the Nasdaq. Our Series B Term Preferred Stock is not convertible into our common stock or any other security. Our Series B Term Preferred Stock provides for a fixed dividend equal to 6.75% per year, payable monthly. We are required to redeem all shares of our outstanding Series B Term Preferred Stock on December 31, 2021, for cash at a redemption price equal to $25.00 per share, plus an amount equal to accumulated but unpaid dividends, if any, to, but excluding, the date of redemption. In addition, two other potential mandatory redemption triggers are as follows: (1) upon the occurrence of certain events that would constitute a change in control of us, we would be required to redeem all of our outstanding Series B Term Preferred Stock, (2) if we fail to maintain an asset coverage ratio of at least 200%, we are required to redeem a portion of our outstanding Series B Term Preferred Stock or otherwise cure the ratio redemption trigger (and we may also redeem additional securities to cause the asset coverage ratio to be 215%). We may also voluntarily redeem all or a portion of our Series B Term Preferred Stock at our sole option at the redemption price at any time.

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

The following tables summarize our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock outstanding as of March 31, 2018 and 2017:

As of March 31, 2018:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(3,535)

Term preferred stock, net(C)							$135,615

As of March 31, 2017:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(4,315)

Term preferred stock, net(C)							$134,835

(A)	The optional redemption dates for each of our series of mandatorily redeemable preferred stock are any time on or after December 31, 2017 for our Series B Term Preferred Stock, any time on or after May 31, 2018 for our Series C Term Preferred Stock, and any time on or after September 30, 2018 for our Series D Term Preferred Stock.
(B)	As of March 31, 2018 and 2017, the asset coverage on our senior securities that are stock calculated pursuant to Sections 18 and 61 of the 1940 Act was 237.3% and 235.6%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statements of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on each of our series of mandatorily redeemable preferred stock during the years ended March 31, 2018, 2017, and 2016:

For the Year Ended March 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock(A)
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2017	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833
July 11, 2017	July 21, 2017	July 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	August 21, 2017	August 31, 2017	0.140625	0.135417	0.13020833
July 11, 2017	September 20, 2017	September 29, 2017	0.140625	0.135417	0.13020833
October 10, 2017	October 20, 2017	October 31, 2017	0.140625	0.135417	0.13020833
October 10, 2017	November 20, 2017	November 30, 2017	0.140625	0.135417	0.13020833
October 10, 2017	December 19, 2017	December 29, 2017	0.140625	0.135417	0.13020833
January 9, 2018	January 22, 2018	January 31, 2018	0.140625	0.135417	0.13020833
January 9, 2018	February 16, 2018	February 28, 2018	0.140625	0.135417	0.13020833
January 9, 2018	March 20, 2018	March 30, 2018	0.140625	0.135417	0.13020833

		Total	$1.687500	$1.625004	$1.56249996

For the Year Ended March 31, 2017:

Declaration Date	Record Date	Payment Date	Dividend per Series A Term Preferred Share(B)	Dividend per Series B Term Preferred Share	Dividend per Series C Term Preferred Share	Dividend per Series D Term Preferred Share
April 12, 2016	April 22, 2016	May 2, 2016	$0.1484375	$0.140625	$0.135417	$—
April 12, 2016	May 19, 2016	May 31, 2016	0.1484375	0.140625	0.135417	—
April 12, 2016	June 17, 2016	June 30, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	July 22, 2016	August 2, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	August 22, 2016	August 31, 2016	0.1484375	0.140625	0.135417	—
July 12, 2016	September 21, 2016	September 30, 2016	0.1484375	0.140625	0.135417	—
October 11, 2016	October 21, 2016	October 31, 2016	—	0.140625	0.135417	0.15190972	(C)
October 11, 2016	November 17, 2016	November 30, 2016	—	0.140625	0.135417	0.13020833
October 11, 2016	December 20, 2016	December 30, 2016	—	0.140625	0.135417	0.13020833
January 10, 2017	January 20, 2017	January 31, 2017	—	0.140625	0.135417	0.13020833
January 10, 2017	February 16, 2017	February 28, 2017	—	0.140625	0.135417	0.13020833
January 10, 2017	March 22, 2017	March 31, 2017	—	0.140625	0.135417	0.13020833

		Total	$0.8906250	$1.687500	$1.625004	$0.80295137

For the Year Ended March 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series A Term Preferred Stock	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock(D)
April 14, 2015	April 24, 2015	May 5, 2015	$0.1484375	$0.140625	$—
April 14, 2015	May 19, 2015	May 29, 2015	0.1484375	0.140625	—
April 14, 2015	June 19, 2015	June 30, 2015	0.1484375	0.140625	—
May 14, 2015	June 19, 2015	June 30, 2015	—	—	0.221181	(E)
July 14, 2015	July 24, 2015	August 4, 2015	0.1484375	0.140625	0.135417
July 14, 2015	August 20, 2015	August 31, 2015	0.1484375	0.140625	0.135417
July 14, 2015	September 21, 2015	September 30, 2015	0.1484375	0.140625	0.135417
October 13, 2015	October 26, 2015	November 4, 2015	0.1484375	0.140625	0.135417
October 13, 2015	November 17, 2015	November 30, 2015	0.1484375	0.140625	0.135417
October 13, 2015	December 18, 2015	December 31, 2015	0.1484375	0.140625	0.135417
January 12, 2016	January 22, 2016	February 2, 2016	0.1484375	0.140625	0.135417
January 12, 2016	February 18, 2016	February 29, 2016	0.1484375	0.140625	0.135417
January 12, 2016	March 21, 2016	March 31, 2016	0.1484375	0.140625	0.135417

		Total	$1.7812500	$1.687500	$1.439934

(A)	We issued our Series D Term Preferred Stock on September 26, 2016.
(B)	We voluntarily redeemed all outstanding shares of our Series A Term Preferred Stock on September 30, 2016.
(C)	Represents a combined dividend for a prorated month of September 2016, based upon the issuance date of our Series D Term Preferred Stock, combined with a full month of October 2016.
(D)	We issued our Series C Term Preferred Stock on May 12, 2015.
(E)	Represents a combined dividend for a prorated month of May 2015, based upon the issuance date of our Series C Term Preferred Stock, combined with a full month of June 2015.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar year ended December 31, 2017 was 93.8% from ordinary income and 6.2% from capital gains. The tax characterization of distributions paid to our preferred stockholders during each of the calendar years ended December 31, 2016 and 2015 was 100% from ordinary income.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2018 and 2017. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of March 31, 2018 and 2017, each of which we consider to be a Level 1 input within the ASC 820 fair value hierarchy:

	Fair Value as of March 31,
	2018	2017
Series B Term Preferred Stock	$41,814	$42,973
Series C Term Preferred Stock	40,862	41,216
Series D Term Preferred Stock	58,282	58,719

Total	$140,958	$142,908

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 16, 2015, we filed a registration statement on Form N-2 (File No. 333-204996) with the SEC and subsequently filed Pre-Effective Amendment No. 1 thereto on July 28, 2015, which the SEC declared effective on July 29, 2015. On June 8, 2016, we filed Post-Effective Amendment No. 1 to the registration statement, which the SEC declared effective on July 28, 2016. On July 28, 2017, we filed Post-Effective Amendment No. 5 to the registration statement, which the SEC declared effective on July 31, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of March 31, 2018, we have the ability to issue up to $220.0 million in securities under the registration statement.

Common Equity Offerings

In February 2018, we entered into equity distribution agreements (commonly referred to as “at-the-market” (“ATM”) programs) with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. During the year ended March 31, 2018, we sold 127,412 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $10.45 per share and raised approximately $1.3 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.24 and resulted in total net proceeds of approximately $1.3 million. These sales were below our then current estimated NAV per share during the sales period, with such discounts ranging from $0.01 per share to $0.07 per share, when comparing the sales price per share, after deducting commissions, to the then current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share. As of March 31, 2018, we had a remaining capacity to sell up to $33.7 million of common stock under the ATM program.

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

Pursuant to our prior registration statement on Form N-2, in March 2015, we completed a public offering of 3.3 million shares of our common stock at a public offering price of $7.40 per share, which was below our then current NAV per share. Gross proceeds totaled $24.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $23.0 million, which was used to repay borrowings under the Credit Facility. In April 2015, the underwriters exercised their option to purchase an additional 495,000 shares at the public offering price of $7.40 per share to cover over-allotments, which resulted in gross proceeds of $3.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, of $3.4 million.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted average common share for the years ended March 31, 2018, 2017, and 2016:

	Year Ended March 31,
	2018	2017	2016
Numerator: net increase in net assets resulting from operations	$60,687	$44,763	$24,854
Denominator: basic and diluted weighted average common shares	32,268,776	30,270,958	30,268,253

Basic and diluted net increase in net assets resulting from operations per weighted average common share	$1.88	$1.48	$0.82

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our Investment Company Taxable Income. The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based upon management’s estimate of Investment Company Taxable Income and net long-term capital gains. Based on that estimate, our Board of Directors declares monthly distributions, and supplemental distributions, as appropriate, to common stockholders each quarter.

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of distributions paid to our common stockholders during the calendar year ended December 31, 2017 was 93.8% from ordinary income and 6.2% from capital gains. The tax characterization of distributions paid to our common stockholders during each of the calendar years ended December 31, 2016 and 2015 was 100% from ordinary income.

We paid the following monthly distributions to our common stockholders for the years ended March 31, 2018, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064
	July 11, 2017	July 21, 2017	July 31, 2017	0.064
	July 11, 2017	August 21, 2017	August 31, 2017	0.064
	July 11, 2017	September 20, 2017	September 29, 2017	0.064
	October 10, 2017	October 20, 2017	October 31, 2017	0.065
	October 10, 2017	November 20, 2017	November 30, 2017	0.065
	October 10, 2017	December 5, 2017	December 15, 2017	0.060	(A)
	October 10, 2017	December 19, 2017	December 29, 2017	0.065
	January 9, 2018	January 22, 2018	January 31, 2018	0.065
	January 9, 2018	February 16, 2018	February 28, 2018	0.065
	January 9, 2018	March 20, 2018	March 30, 2018	0.065

		Year Ended March 31, 2018:		$0.894

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	April 12, 2016	April 22, 2016	May 2, 2016	$0.0625
	April 12, 2016	May 19, 2016	May 31, 2016	0.0625
	April 12, 2016	June 17, 2016	June 30, 2016	0.0625
	July 12, 2016	July 22, 2016	August 2, 2016	0.0625
	July 12, 2016	August 22, 2016	August 31, 2016	0.0625
	July 12, 2016	September 21, 2016	September 30, 2016	0.0625
	October 11, 2016	October 21, 2016	October 31, 2016	0.0625
	October 11, 2016	November 17, 2016	November 30, 2016	0.0625
	October 11, 2016	December 20, 2016	December 30, 2016	0.0625
	January 10, 2017	January 20, 2017	January 31, 2017	0.0625
	January 10, 2017	February 16, 2017	February 28, 2017	0.0625
	January 10, 2017	March 22, 2017	March 31, 2017	0.0625

		Year Ended March 31, 2017:		$0.75

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	April 14, 2015	April 24, 2015	May 5, 2015	$0.0625
	April 14, 2015	May 19, 2015	May 29, 2015	0.0625
	April 14, 2015	June 19, 2015	June 30, 2015	0.0625
	July 14, 2015	July 24, 2015	August 4, 2015	0.0625
	July 14, 2015	August 20, 2015	August 31, 2015	0.0625
	July 14, 2015	September 21, 2015	September 30, 2015	0.0625
	October 13, 2015	October 26, 2015	November 4, 2015	0.0625
	October 13, 2015	November 17, 2015	November 30, 2015	0.0625
	October 13, 2015	December 18, 2015	December 31, 2015	0.0625
	January 12, 2016	January 22, 2016	February 2, 2016	0.0625
	January 12, 2016	February 18, 2016	February 29, 2016	0.0625
	January 12, 2016	March 21, 2016	March 31, 2016	0.0625

		Year Ended March 31, 2016:		$0.75

(A)	Represents a supplemental distribution to common stockholders.

Aggregate distributions to our common stockholders declared quarterly and paid for the years ended March 31, 2018, 2017 and 2016 were $28.9 million, $22.7 million, and $22.7 million, respectively, and were declared based on estimates of Investment Company Taxable Income and net long-term capital gains for the respective fiscal years. For each of the fiscal years ended March 31, 2018, 2017, and 2016, Investment Company Taxable Income, as applicable, exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $8.4 million, $8.2 million, and $6.9 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

The components of our net assets on a tax basis were as follows:

	Year Ended March 31,
	2018	2017
Common stock	$33	$30
Capital in excess of par value	330,661	310,332
Cumulative unrealized appreciation (depreciation) of investments	14,303	(23,590)
Cumulative unrealized appreciation of other	(500)	—
Undistributed ordinary income	8,401	8,210
Undistributed capital gain	2,132	2,316
Other temporary differences	(830)	3,784

Net Assets	$354,200	$301,082

We may retain some or all of our net long-term capital gains, if any, retain and designate them as deemed distributions, or distribute such capital gains to stockholders in cash. If we retain long-term capital gains, we will be subject to federal and state income taxes on such retained capital gains. If we deem long-term capital gains to be distributed, among other consequences, we will pay federal tax on the retained net long-term capital gains, each stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the stockholder, and the stockholder will be entitled to claim a credit or refund equal to its allocable share of the tax we pay on the retained long-term capital gain. We had no deemed distributions during the years ended March 31, 2018, 2017, and 2016.

For the years ended March 31, 2018 and 2017, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Tax Year Ended March 31,
	2018	2017
Net investment income in excess of distributions	$1,591	$1,138
Accumulated net realized gain in excess of distributions	(562)	138
Capital in excess of par value	(1,029)	(1,276)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are generally not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, retain and designate them as deemed distributions, or distribute such gains to stockholders in cash. Because we have distributed or intend to distribute 100% of our Investment Company Taxable Income and net long-term capital gains, no income tax provisions have been recorded for the years ended March 31, 2018, 2017, and 2016.

In an effort to limit federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We incurred an excise tax of $0.2 million, $0.4 million, and $0.2 million for the calendar years ended December 31, 2017, 2016 and 2015, respectively.

Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both March 31, 2018 and 2017.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation, or regulatory matters will have a material adverse effect on our financial condition, results of operation, or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and, therefore, as of March 31, 2018 and 2017, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.3 million and $0.5 million as of March 31, 2018 and 2017, respectively.

Financial Commitments and Obligations

We may have line of credit, delayed draw term loan, and other uncalled capital commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit, delayed draw term loan, and other uncalled capital commitments have expiration dates and we expect many will never be fully drawn, the total line of credit, delayed draw term loan, and other uncalled capital commitment amounts do not necessarily represent future cash requirements. In February 2015, we executed a capital call commitment with Tread and its senior credit facility lender, which was terminated in December 2017. Under the terms of the agreement, we were required to fund additional capital up to $10.0 million in Tread, with such commitment limited at all times to the actual amount outstanding under Tread’s senior credit facility. The actual amount outstanding under Tread’s senior credit facility was $0 as of March 31, 2017 and we did not make any capital contributions under the terms of the agreement. We estimate the fair value of the combined unused line of credit, delayed draw term loan, and other uncalled capital commitments as of March 31, 2018 and 2017 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. During the years ended March 31, 2018 and 2017, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of March 31, 2018 and 2017 to be immaterial.

As of March 31, 2018, the following guaranty was outstanding:

•	In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February of each subsequent year through February 2018 and expires in February 2019, unless it is renewed again by us, CCE and Agricredit.

The following table summarizes the principal balances of unused line of credit, delayed draw term loan, and other uncalled capital commitments and guaranties as of March 31, 2018 and 2017, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of March 31,
	2018	2017
Unused line of credit, delayed draw term loan, and other uncalled capital commitments	$6,284	$2,884
Guaranties	2,000	2,000

Total	$8,284	$4,884

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended March 31,
	2018	2017	2016	2015	2014
Per Common Share Data:
Net asset value at beginning of year (A)	$9.95	$9.22	$9.18	$8.34	$9.10
Income from investment operations(B)
Net investment income	0.68	0.74	0.68	0.75	0.73
Net realized gain (loss) on sale of investments and other	0.04	0.51	(0.15)	—	0.31
Net unrealized appreciation (depreciation) of investments and other	1.16	0.23	0.29	1.13	(1.09)

Total from investment operations	1.88	1.48	0.82	1.88	(0.05)

Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.84)	(0.75)	(0.64)	(0.77)	(0.71)
Cash distributions to common stockholders from realized gains(C)	(0.05)	—	(0.11)	—	—
Discounts, commissions, and offering costs	(0.03)	—	(0.01)	(0.03)	—
Net dilutive effect of equity offering(D)	(0.04)	—	(0.03)	(0.22)	—

Total from equity capital activity	(0.96)	(0.75)	(0.79)	(1.02)	(0.71)

Other, net(B)(E)	(0.02)	—	0.01	(0.02)	—

Net asset value at end of year(A)	$10.85	$9.95	$9.22	$9.18	$8.34

Per common share market value at beginning of year	$9.07	$7.02	$7.40	$8.27	$7.31
Per common share market value at end of year	10.10	9.07	7.02	7.40	8.27
Total investment return(F)	21.82%	41.58%	4.82%	11.96%	24.26%
Common stock outstanding at end of year(A)	32,653,635	30,270,958	30,270,958	29,775,958	26,475,958

Statement of Assets and Liabilities Data:
Net assets at end of year	$354,200	$301,082	$279,022	$273,429	$220,837
Average net assets(G)	328,533	294,030	276,293	229,350	231,356

Senior Securities Data:
Total borrowings, at cost	$112,096	$74,796	$100,096	$123,896	$66,250
Mandatorily redeemable preferred stock(H)	139,150	139,150	121,650	81,400	40,000

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)	11.08%	10.02%	10.94%	9.48%	7.33%
Ratio of net investment income to average net assets(J)	6.68	7.63	7.50	8.68	8.35

(A)	Based on actual shares outstanding at the end of the corresponding year.
(B)	Based on weighted average basic common share data for the corresponding year.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(D)	During the years ended March 31, 2018, 2016, and 2015, the dilution is the result of issuing common shares at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding year and actual common shares outstanding at the end of the year) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning of the year, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting year.
(H)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.
(I)	Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of expenses to average net assets would have been 14.11%, 13.46%, 14.50%, 12.90%, and 10.20% for the fiscal years ended March 31, 2018, 2017, 2016, 2015, and 2014, respectively.
(J)	Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 3.66%, 4.19%, 3.94%, 5.26%, and 5.48% for the fiscal years ended March 31, 2018, 2017, 2016, 2015, and 2014, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

Year ended March 31, 2018	Quarter Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total investment income	$13,620	$13,132	$16,184	$15,419
Net investment income	5,435	5,750	7,531	3,244
Net increase in net assets resulting from operations	8,141	13,556	17,144	21,846
Net increase in net assets resulting from operations per weighted average common share – basic & diluted	0.26	0.42	0.53	0.67

Year ended March 31, 2017	Quarter Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Total investment income	$14,393	$11,744	$13,374	$12,364
Net investment income	6,812	5,112	5,204	5,294
Net increase (decrease) in net assets resulting from operations	24,534	(102)	10,955	9,376
Net increase (decrease) in net assets resulting from operations per weighted average common share – basic & diluted	0.81	—	0.36	0.31

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the years ended March 31, 2018, 2017 and 2016. Accordingly, audited and unaudited financial statements, as applicable, for this subsidiary have been included as exhibits to this Form 10-K pursuant to Rule 3-09.

NOTE 15. SUBSEQUENT EVENTS

At-the-Market Program

Subsequent to March 31, 2018 and through May 8, 2018, we sold an additional 168,824 shares of our common stock under our ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share. In aggregate, these sales were above our then current estimated NAV per share.

Small Business Credit Availability Act

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Directors’ approval; or April 10, 2019.

Distributions and dividends

In April 2018, our Board of Directors declared the following monthly and supplemental distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share		Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
April 20, 2018	April 30, 2018	$0.067		$0.140625	$0.135417	$0.13020833
May 22, 2018	May 31, 2018	0.067		0.140625	0.135417	0.13020833
June 6, 2018	June 15, 2018	0.060	(A)	—	—	—
June 20, 2018	June 29, 2018	0.067		0.140625	0.135417	0.13020833

	Total for the Quarter:	$0.261		$0.421875	$0.406251	$0.39062499

(A)	Represents a supplemental distribution to common stockholders.

Investment Activity

In April 2018, we invested $29.2 million in Bassett Creek Restoration, Inc. (d/b/a J.R. Johnson, LLC) (“Bassett Creek”) through a combination of secured first lien debt and preferred equity. Bassett Creek, headquartered in Portland, Oregon, is a leading provider of commercial restoration and renovation services to the Oregon and Southwest Washington region.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of March 31, 2018 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control over Financial Reporting

Refer to Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Independent Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Executive Compensation” and “Director Compensation For Fiscal 2018.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Certain Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

2.	The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates	126

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

3.1.a	Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

3.1.b	Certificate of Designation of 6.50% Series C Cumulative Term Preferred Stock Due 2022, incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

3.1.c	Certificate of Amendment to the Certificate of Designation of 6.75% Series B Cumulative Term Preferred Stock, incorporated by reference to Exhibit 3.6 to the Quarterly Report on Form 10-Q (File No. 814-00704), filed August 4, 2015.

3.1.d	Certificate of Designation of 6.25% Series D Cumulative Term Preferred Stock Due 2023, incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit b.2 to the Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

3.3	First Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00704) filed July 10, 2007.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit d to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

4.2	Specimen 6.75% Series B Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-A (File No. 001-34007), filed November 7, 2014.

4.3	Specimen 6.50% Series C Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 8-A (File No. 001-34007), filed May 11, 2015.

4.4	Specimen 6.25% Series D Cumulative Term Preferred Stock Certificate, incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A (File No. 001-34007), filed September 22, 2016.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-123699), filed May 13, 2005.

10.2	Custody Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-123699), filed June 21, 2005.

10.3	Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated June 22, 2005, incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (File No. 814-00704), filed June 14, 2006.

10.4	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated June 22, 2005, incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 814-00704), filed June 14, 2006.

10.5	Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated October 19, 2006, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.6	Amendment No. 1 to Custodial Agreement by and among Gladstone Business Investment, LLC, the Registrant, Gladstone Management Corporation, The Bank of New York Trust Company, N.A. and Deutsche Bank AG, New York Branch, dated April 14, 2009, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181879), filed June 7, 2013.

10.7	Fifth Amended and Restated Credit Agreement, dated as of April 30, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, the Financial Institutions as party thereto, and Key Equipment Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed May 2, 2013.

10.8	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and EverBank Commercial Finance, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.9	Joinder Agreement, dated as of June 12, 2013, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance Inc. and AloStar Bank of Commerce, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 814-00704), filed June 17, 2013.

10.10	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, the Financial Institutions as party thereto, and Key Equipment Finance, a division of KeyBank National Association, by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed June 30, 2014.

10.11	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and East West Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.12	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Manufacturers and Traders Trust, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.13	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Customers Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.14	Joinder Agreement, dated as of September 19, 2014, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Key Equipment Finance, a division of KeyBank National Association, and Talmer Bank and Trust, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 814-00704), filed September 22, 2014.

10.15	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated November 16, 2016, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Keybank National Association, AloStar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 811-23191), filed November 17, 2016.

10.16	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated January 20, 2017, by and among Gladstone Business Investment, LLC, Gladstone Management Corporation, Keybank National Association, AloStar Bank of Commerce, Manufacturers and Traders Trust, East West Bank, Chemical Bank (as successor in interest to Talmer Bank and Trust) and Customers Bank, incorporated by reference to Exhibit 2.k.12 to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-204996), filed May 11, 2017.

10.17	Controlled Equity OfferingSM Sales Agreement among the Registrant, Gladstone Management Corporation, Gladstone Administration, LLC and Cantor Fitzgerald & Co., dated February 22, 2018, incorporated by reference to Exhibit 2.h.2 to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-204996), filed February 22, 2018.

10.18	Sales Agreement among the Registrant, Gladstone Management Corporation, Gladstone Administration, LLC and Ladenburg Thalmann & Co. Inc., dated February 22, 2018, incorporated by reference to Exhibit 2.h.3 to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-204996), filed February 22, 2018.

10.19	Sales Agreement among the Registrant, Gladstone Management Corporation, Gladstone Administration, LLC and Wedbush Securities Inc., dated February 22, 2018, incorporated by reference to Exhibit 2.h.4 to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-204996), filed February 22, 2018.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12*	Statements re: Computation of Ratios

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 2.r to the Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-181979), filed June 7, 2013.

21*	Subsidiaries of the Registrant.

31.1*	Certification of Chief Executive Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer filed pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer furnished pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiary as of and for the years ended December 31, 2017 and 2016 (unaudited).

99.2*	Financial Statements of Galaxy Tool Holding Corporation and Subsidiary as of and for the years ended December 31, 2016 and 2015.

*	Filed herewith
†	Furnished herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE INVESTMENT CORPORATION

Date: May 15, 2018	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2018	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: May 15, 2018	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman and Chief Operating Officer

Date: May 15, 2018	By:	/s/ JULIA RYAN
Julia Ryan
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: May 15, 2018	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: May 15, 2018	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: May 15, 2018	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: May 15, 2018	By:	/s/ JOHN H. OUTLAND
John H. Outland
Director

Date: May 15, 2018	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

Date: May 15, 2018	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

SCHEDULE 12-14

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units (F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2017	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2018
AFFILIATE INVESTMENTS – 95.8%
Secured First Lien Debt – 49.1%
Automobile – 2.3%
Meridian Rack & Pinion, Inc. – Term Debt (L+11.5%, 13.5% Cash, Due 4/2019)	$9,660	$—	$1,322	$8,646	$—	$—	$(628)	$8,018
Beverage, Food, and Tobacco – 2.6%
Head Country, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)	9,050	—	1,147	9,050	—	—	—	9,050
Chemicals, Plastics, and Rubber – 0.0%
GI Plastek, Inc. – Term Debt(N)	—	—	1,259	15,000	—	(15,000)	—	—
Diversified/Conglomerate
Manufacturing – 5.0%
Alloy Die Casting Co. – Term Debt(P)	—	—	—	9,772	—	(7,634)	(2,138)	—
Alloy Die Casting Co. – Term Debt(P)	—	—	—	140	—	(109)	(31)	—
Alloy Die Casting Co. – Term Debt(P)	—	—	—	732	—	(573)	(159)	—
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(M)	8,795	—	892	7,175	—	—	(147)	7,028
Edge Adhesives Holdings, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 2/2019)	9,300	—	1,179	9,207	—	—	(465)	8,742
Edge Adhesives Holdings, Inc. – Term Debt (L+11.8%, 13.8% Cash, Due 2/2019)	2,400	—	334	2,388	—	—	(120)	2,268

		—	2,405	29,414	—	(8,316)	(3,060)	18,038
Diversified/Conglomerate Services – 12.2%
ImageWorks Display and Marketing Group, Inc. – Line of Credit, $2,700 available (L+9.0%, 10.9% Cash, Due 5/2018)(O)	300	—	39	—	3,375	(3,075)	—	300
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 11/2022)(O)	22,000	—	1,041	—	22,000	—	—	22,000
J.R. Hobbs Co. – Atlanta, LLC – Line of Credit(N)	—	—	149	2,950	1,000	(3,950)	—	—
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+11.5%, 13.4% Cash, Due 2/2022)	21,000	—	3,237	21,000	—	—	—	21,000

		—	4,466	23,950	26,375	(7,025)	—	43,300

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2017	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2018
Home and Office Furnishings, Housewares, and Durable Consumer Products – 9.4%
Brunswick Bowling Products, Inc. – Term Debt(N)	$—	$—	$1,500	$11,307	$—	$(11,307)	$—	$—
Brunswick Bowling Products, Inc. – Term Debt(N)	—	—	67	—	6,917	(6,917)	—	—
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.0% Cash, Due 1/2023)(O)	17,700	—	671	—	17,700	—	—	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.3% Cash, Due 10/2019)	15,770	—	2,119	15,770	—	—	—	15,770

		—	4,357	27,077	24,617	(18,224)	—	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 4.4%
SOG Specialty Knives & Tools, LLC – Term Debt (L+7.3%, 9.3% Cash, Due 8/2020)	6,200	—	792	6,200	—	—	—	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (L+8.3%, 10.3% Cash, Due 8/2020)	12,200	—	1,735	12,200	—	—	(3,373)	8,827
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(O)	538	—	—	—	538	—	(98)	440

		—	2,527	18,400	538	—	(3,471)	15,467
Personal and Non-Durable Consumer Products (Manufacturing Only) – 6.6%
Pioneer Square Brands, Inc. – Line of Credit, $600 available (L+9.0%, 10.9% Cash (1.0% Unused Fee), Due 4/2018)(O)	2,400	—	127	—	2,400	—	—	2,400
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 13.9% Cash, Due8/2022)(O)	21,000	—	1,713	—	21,000	—	—	21,000

		—	1,840	—	23,400	—	—	23,400
Telecommunications – 4.0%
B+T Group Acquisition, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 12/2019)	14,000	—	1,845	14,000	—	—	—	14,000
Textiles and Leather – 2.6%
Logo Sportswear, Inc. – Term Debt (L+10.5%, 12.5% Cash, Due 3/2020)	9,200	—	1,399	9,200	—	—	—	9,200

Total Secured First Lien Debt		$—	$22,567	$154,737	$51,530	$(25,165)	$(7,159)	$173,943

Secured Second Lien Debt – 17.5%
Chemicals, Plastics, and Rubber – 7.0%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 13.9% Cash, Due 1/2024)(O)	24,618	$—	$1,272	$—	$24,618	$—	$—	$24,618

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2017	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2018
Diversified/Conglomerate
Manufacturing – 2.8%
Alloy Die Casting Co. – Term Debt (L+11.5%, 13.5% Cash, Due 4/2021)(K)(P)	$12,215	$—	$—	$—	$7,634	$—	$1,527	$9,161
Alloy Die Casting Co. – Term Debt (L+11.5%, 13.5% Cash, Due 4/2021)(K)(P)	175	—	—	—	109	—	22	131
Alloy Die Casting Co. – Term Debt (Due 4/2021)(L)(P)	910	—	—	—	573	—	114	687
Precision Southeast, Inc. – Term Debt(N)	—	—	1,412	9,618	—	(9,618)	—	—

		—	1,412	9,618	8,316	(9,618)	1,663	9,979
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.5%
Cambridge Sound Management, Inc. – Term Debt (L+11.0%, 13.0% Cash, Due 8/2021)	16,000	—	3,383	16,000	—	—	—	16,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.2%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 8/2021)	18,600	—	2,269	18,600	—	—	(9,908)	8,692
The Mountain Corporation – Term Debt (Due 8/2021)(L)(O)	1,000	—	—	—	1,000	—	—	1,000
The Mountain Corporation – Term Debt (Due 8/2021)(L)(O)	1,500	—	—	—	1,500	—	—	1,500
The Mountain Corporation – Delayed Draw Term Debt, $750 available (Due 8/2021)(L)(O)	250	—	—	—	250	—	—	250

		—	2,269	18,600	2,750	—	(9,908)	11,442

Total Secured Second Lien Debt		$—	$8,336	$44,218	$35,684	$(9,618)	$(8,245)	$62,039

Preferred Equity – 29.2%
Automobile – 0.2%
Meridian Rack & Pinion, Inc. – Preferred Stock	3,381	$—	$—	$2,890	$—	$—	$(2,088)	$802
Beverage, Food, and Tobacco – 0.7%
Head Country, Inc. – Preferred Stock	4,000	—	—	5,752	—	—	(3,197)	2,555
Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock	3,600	—	—	—	—	—	—	—
Chemicals, Plastics, and Rubber – 0.9%
GI Plastek, Inc. – Preferred Stock(N)	—	—	—	5,754	—	(5,150)	(604)	—
PSI Molded Plastics, Inc. – Preferred Stock(O)	51,098	—	—	—	8,980	—	(5,964)	3,016

		—	—	5,754	8,980	(5,150)	(6,568)	3,016

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2017	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2018
Diversified/Conglomerate
Manufacturing – 0.5%
Alloy Die Casting Co. – Preferred Stock	5,114	$—	$—	$—	$210	$—	$(210)	$—
Channel Technologies Group, LLC – Preferred Stock	2,279	—	—	—	—	—	—	—
Edge Adhesives Holdings, Inc. – Preferred Stock	3,774	—	—	1,271	—	—	654	1,925
Precision Southeast, Inc. – Preferred Stock(N)	—	—	—	—	—	(3,739)	3,739	—

		—	—	1,271	210	(3,739)	4,183	1,925
Diversified/Conglomerate Services – 6.8%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(O)	67,490	—	—	—	6,749	—	2,673	9,422
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock	5,920	—	—	5,920	—	—	8,560	14,480

		—	—	5,920	6,749	—	11,233	23,902
Home and Office Furnishings, Housewares, and Durable Consumer Products – 15.0%
Brunswick Bowling Products, Inc. – Preferred Stock	4,943	—	—	11,329	—	—	5,286	16,615
Cambridge Sound Management, Inc. – Preferred Stock	4,500	—	—	11,046	—	—	15,132	26,178
Old World Christmas, Inc. – Preferred Stock	6,180	—	—	7,135	—	—	3,276	10,411

		—	—	29,510	—	—	23,694	53,204
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock	9,749	—	—	711	—	—	(711)	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.2%
The Mountain Corporation – Preferred Stock	6,899	—	—	153	—	—	(153)	—
Pioneer Square Brands, Inc. – Preferred Stock(O)	5,502	—	—	—	5,500	—	2,300	7,800

		—	—	153	5,500	—	2,147	7,800
Telecommunications – 0.0%
B+T Group Acquisition, Inc. – Preferred Stock	12,841	—	—	—	—	—	—	—
Textiles and Leather – 2.9%
Logo Sportswear, Inc. – Preferred Stock	1,550	—	1,297	11,170	—	(454)	(509)	10,207

Total Preferred Equity		$—	$1,297	$63,131	$21,439	$(9,343)	$28,184	$103,411

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(C)(D)(E)	Principal/ Shares/ Units(F)(G)	Net Realized Gain (Loss) for Period	Amount of Investment Income(H)	Value as of March 31, 2017	Gross Additions(I)	Gross Reductions(J)	Net Unrealized Appreciation (Depreciation)	Value as of March 31, 2018
Common Equity – 0.0%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock	545	$(92)	$—	$—	$—	$—	$—	$—
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co. – Common Stock	630	—	—	—	—	—	—	—
Channel Technologies Group, LLC – Common Stock	2,319,184	—	—	—	—	—	—	—
D.P.M.S., Inc. – Common Stock	627	—	—	—	—	—	—	—
Precision Southeast, Inc. – Common Stock(N)	—	—	—	—	—	(91)	91	—

		—	—	—	—	(91)	91	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock	751	—	—	—	—	—	—	—

Total Common Equity		$(92)	$—	$—	$—	$(91)	$91	$—

TOTAL AFFILIATE INVESTMENTS		$(92)	$32,200	$262,086	$108,653	$(44,217)	$12,871	$339,393

CONTROL INVESTMENTS – 3.5%:
Secured First Lien Debt – 1.4%
Aerospace and Defense – 1.4%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.5% Cash (1.0% Unused Fee), Due 8/2019)	$5,000	$—	$326	$4,800	$200	$—	$—	$5,000
Secured Second Lien Debt – 1.4%
Aerospace and Defense – 1.4%
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)	$5,000	$—	$507	$5,000	$—	$—	$—	$5,000
Preferred Equity – 0.7%
Aerospace and Defense – 0.7%
Galaxy Tool Holding Corporation – Preferred Stock	5,517,444	$—	$—	$6,242	$—	$—	$(3,785)	$2,457
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock	88,843	$—	$—	$—	$—	$—	$—	$—

TOTAL CONTROL INVESTMENTS		$—	$833	$16,042	$200	$—	$(3,785)	$12,457

TOTAL AFFILIATE AND CONTROL INVESTMENTS		$(92)	$33,033	$278,128	$108,853	$(44,217)	$9,086	$351,850

GLADSTONE INVESTMENT CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES (Continued)

(AMOUNTS IN THOUSANDS)

(A)	Certain of the listed securities are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options and, in some cases, preferred stock are generally non-income-producing and restricted.
(C)	Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 1.9% as of March 31, 2018. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2018.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(H)	Represents the total amount of interest, dividend, success fee, or other investment income credited to income for the portion of the year an investment was an affiliate investment or control investment, as appropriate.
(I)	Gross additions include increases in investments resulting from new portfolio investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities.
(J)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities.
(K)	Debt security is on non-accrual status.
(L)	Debt security does not have a stated current interest rate.
(M)	Debt security has a fixed interest rate.
(N)	Investment was exited during the year ended March 31, 2018.
(O)	New investment during the year ended March 31, 2018.
(P)	The debt investments in Alloy Die Casting Co. were converted from secured first lien debt to secured second lien debt during the year ended March 31, 2018.

**	Information related to the amount of equity in the net profit and loss for the period for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.