Form 10-Q
period 2018-06-30
GLADSTONE INVESTMENT CORPORATION\DE
filed 2018-08-01
CIK 1321741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s Common Stock, $0.001 par value per share, outstanding as of July 31, 2018, was 32,822,459.

GLADSTONE INVESTMENT CORPORATION

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	March 31,
	2018	2018
ASSETS
Investments at fair value
Non-Control/Non-Affiliate investments (Cost of $234,640 and $220,087, respectively)	$258,109	$247,297
Affiliate investments (Cost of $340,797 and $343,247, respectively)	355,514	339,393
Control investments (Cost of $21,512 and $21,512 respectively)	15,695	12,457
Cash and cash equivalents	2,080	3,639
Restricted cash and cash equivalents	1,234	328
Interest receivable	3,134	3,532
Due from administrative agent	1,740	2,324
Deferred financing costs, net	879	976
Other assets, net	653	953

TOTAL ASSETS	$639,038	$610,899

LIABILITIES
Borrowings:
Line of credit at fair value (Cost of $102,500 and $107,000, respectively)	$102,907	$107,500
Secured borrowing	5,096	5,096

Total borrowings	108,003	112,596
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 6,356,000 shares authorized; 5,566,000 shares issued and outstanding, net	135,811	135,615
Accounts payable and accrued expenses	832	916
Fees due to Adviser(A)	12,786	6,671
Fee due to Administrator(A)	285	317
Other liabilities	1,513	584

TOTAL LIABILITIES	$259,230	$256,699

Commitments and contingencies(B)
NET ASSETS	$379,808	$354,200

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 32,822,459 and 32,653,635 shares issued and outstanding, respectively	$33	$33
Capital in excess of par value	332,301	330,661
Cumulative net unrealized appreciation of investments	32,369	14,301
Cumulative net unrealized appreciation of other	(407)	(500)
(Overdistributed) underdistributed net investment income	(2,509)	3,660
Accumulated net realized gain in excess of distributions	18,021	6,045

TOTAL NET ASSETS	$379,808	$354,200

NET ASSET VALUE PER SHARE AT END OF PERIOD	$11.57	$10.85

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,
	2018	2017
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$6,266	$4,466
Affiliate investments	6,829	6,072
Control investments	209	206
Cash and cash equivalents	10	2

Total interest income	13,314	10,746
Dividend income
Non-Control/Non-Affiliate investments	66	—
Affiliate investments	—	865

Total dividend income	66	865
Success fee income
Non-Control/Non-Affiliate investments	124	2,009
Control investments	2,000	—

Total success fee income	2,124	2,009

Total investment income	15,504	13,620

EXPENSES
Base management fee(A)	3,111	2,516
Loan servicing fee(A)	1,740	1,564
Incentive fee(A)	7,586	1,172
Administration fee(A)	285	307
Interest expense on borrowings	1,742	729
Dividends on mandatorily redeemable preferred stock	2,251	2,251
Amortization of deferred financing costs and discounts	367	367
Professional fees	411	319
Other general and administrative expenses	653	1,072

Expenses before credits from Adviser	18,146	10,297

Credits to base management fee—loan servicing fee(A)	(1,740)	(1,564)
Credits to fees from Adviser—other(A)	(960)	(548)

Total expenses, net of credits to fees	15,446	8,185

NET INVESTMENT INCOME	$58	$5,435

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	13,786	941
Affiliate investments	322	224

Total net realized gain	14,108	1,165
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(3,741)	1,831
Affiliate investments	18,571	2,335
Control investments	3,238	(2,625)
Other	93	—

Total net unrealized appreciation	18,161	1,541

Net realized and unrealized gain	32,269	2,706

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$32,327	$8,141

(A)	Refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$—	$0.17

Net increase in net assets resulting from operations	$0.99	$0.26

Distributions	$0.26	$0.25

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	32,762,848	31,474,284

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2018	2017
OPERATIONS
Net investment income	$58	$5,435
Net realized gain on investments	14,108	1,165
Net unrealized appreciation of investments	18,068	1,541
Net unrealized depreciation of other	93	—

Net increase in net assets from operations	32,327	8,141

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(6,914)	(6,091)
Distributions to common stockholders from realized gains	(1,641)	(1,951)

Net decrease in net assets from distributions	(8,555)	(8,042)

CAPITAL ACTIVITY
Issuance of common stock	1,873	21,154
Discounts, commissions, and offering costs for issuance of common stock	(37)	(1,100)

Net increase in net assets from capital activity	1,836	20,054

TOTAL INCREASE IN NET ASSETS	25,608	20,153
NET ASSETS, BEGINNING OF PERIOD	354,200	301,082

NET ASSETS, END OF PERIOD	$379,808	$321,235

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$32,327	$8,141
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(30,052)	(2,148)
Principal repayments of investments	14,514	13,660
Net proceeds from the sale of investments	17,548	5,797
Net realized gain on investments	(14,108)	(1,176)
Net unrealized appreciation of investments	(18,068)	(1,541)
Net unrealized depreciation of other	(93)	—
Amortization of premiums, discounts, and acquisition costs, net	(5)	(2)
Amortization of deferred financing costs and discounts	367	367
Bad debt expense, net of recoveries	251	539
Changes in assets and liabilities:
Decrease in interest receivable	367	235
Decrease (increase) in due from administrative agent	584	(435)
Decrease in other assets, net	166	2,292
(Decrease) increase in accounts payable and accrued expenses	(127)	498
Increase in fees due to Adviser(A)	6,115	291
(Decrease) increase in fee due to Administrator(A)	(32)	11
Increase (decrease) in other liabilities	929	(185)

Net cash provided by operating activities	10,683	26,344

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,873	21,154
Discounts, commissions, and offering costs for issuance of common stock	(28)	(1,084)
Proceeds from line of credit	37,900	9,400
Repayments on line of credit	(42,400)	(45,100)
Deferred financing and offering costs	(126)	(75)
Distributions paid to common stockholders	(8,555)	(8,042)

Net cash used in financing activities	(11,336)	(23,747)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(653)	2,597

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,967	4,099

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$3,314	$6,696

CASH PAID FOR INTEREST	$1,743	$626

NON-CASH ACTIVITIES(B)	$—	$9,379

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 68.0%
Secured First Lien Debt – 36.7%
Containers, Packaging, and Glass – 2.5%
Frontier Packaging, Inc. – Term Debt (L+10.0%, 12.1% Cash, Due 12/2019)(L)	9,500	$9,500	$9,500
Diversified/Conglomerate Services – 15.8%
Bassett Creek Restoration, Inc. – Term Debt (L+10.0%, 12.1% Cash, Due 4/2023)(T)	23,000	23,000	23,000
Counsel Press, Inc. – Term Debt (L+11.8%, 13.8% Cash, Due 3/2020)(L)	18,000	18,000	18,000
Counsel Press, Inc. – Term Debt (L+13.0%, 15.1% Cash, Due 3/2020)(L)	5,500	5,500	5,500
Nth Degree, Inc. – Term Debt (L+11.5%, 13.6% Cash, Due 3/2023)(L)	13,290	13,290	13,290

		59,790	59,790
Farming and Agriculture – 4.2%
Jackrabbit, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 10/2018)(L)	11,000	11,000	11,000
Star Seed, Inc. – Term Debt (L+10.0%, 12.5% Cash, Due 5/2020)(L)	5,000	5,000	5,000

		16,000	16,000
Leisure, Amusement, Motion Pictures, and Entertainment – 7.3%
Schylling, Inc. – Term Debt (L+11.0%, 13.1%, Due 11/2018)(L)	13,081	13,081	13,081
Schylling, Inc. – Term Debt (L+11.0%, 13.1%, Due 11/2018)(L)	8,500	8,500	8,500
Schylling, Inc. – Term Debt (L+11.0%, 13.1%, Due 11/2018)(L)	6,000	6,000	6,000

		27,581	27,581
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 5.3%
SBS Industries, LLC – Term Debt (L+12.0%, 14.1% Cash, Due 6/2020)(L)	19,957	19,957	19,957
Oil and Gas – 0.8%
Tread Corporation – Line of Credit, $634 available (L+10.0%, 12.5% Cash, Due 3/2021)(L)	3,216	3,216	3,216
Personal, Food, and Miscellaneous Services – 0.8%
B-Dry, LLC – Line of Credit, $100 available (L+0.3%, 2.3% Cash (0.8% Unused Fee), Due 12/2018)(G)(L)	4,550	4,550	3,045
B-Dry, LLC – Term Debt (L+0.3%, 2.3% Cash, Due 12/2019)(G)(L)	6,443	6,443	—
B-Dry, LLC – Term Debt (L+0.3%, 2.3% Cash, Due 12/2019)(G)(L)	840	840	—

		11,833	3,045

Total Secured First Lien Debt		$147,877	$139,089

Secured Second Lien Debt – 8.0%
Automobile – 1.1%
Country Club Enterprises, LLC – Term Debt (L+11.0%, 18.7% Cash, Due 5/2019)(L)	$4,000	$4,000	$4,000
Cargo Transport – 3.4%
Diligent Delivery Systems – Term Debt (L+9.0%, 11.1% Cash, Due 11/2022)(Q)	13,000	12,920	13,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.5%
Ginsey Home Solutions, Inc. – Term Debt (L+10.0%, 13.5% Cash, Due 1/2021)(H)(L)	13,300	13,300	13,300

Total Secured Second Lien Debt		$30,220	$30,300

Preferred Equity – 19.2%
Automobile – 0.2%
Country Club Enterprises, LLC – Preferred Stock(C)(L)	7,304,792	$7,725	$786
Country Club Enterprises, LLC – Guaranty ($2,000)(U)	—	—	—

		7,725	786

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Containers, Packaging, and Glass – 0.4%
Frontier Packaging, Inc. – Preferred Stock(C)(L)	1,373	$1,373	$1,456
Diversified/Conglomerate Services – 11.5%
Bassett Creek Restoration, Inc. – Preferred Stock(C)(T)	4,900	4,900	4,900
Counsel Press, Inc. – Preferred Stock(C)(L)	6,995	6,995	7,699
Nth Degree, Inc. – Preferred Stock(C)(L)	5,660	5,660	31,016

		17,555	43,615
Farming and Agriculture – 1.5%
Jackrabbit, Inc. – Preferred Stock(C)(L)	3,556	3,556	3,404
Star Seed, Inc. – Preferred Stock(C)(L)	1,499	1,499	2,431

		5,055	5,835
Home and Office Furnishings, Housewares, and Durable Consumer Products – 3.4%
Ginsey Home Solutions, Inc. – Preferred Stock(C)(L)	19,280	9,583	12,845
Leisure, Amusement, Motion Pictures, and Entertainment – 0.5%
Schylling, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,080
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.5%
SBS Industries, LLC – Preferred Stock(C)(L)	27,705	2,771	1,838
Oil and Gas – 1.2%
Tread Corporation – Preferred Stock(C)(L)	12,998,639	3,768	4,550
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Preferred Stock(C)(L)	2,500	2,516	—

Total Preferred Equity		$54,346	$73,005

Common Equity – 4.1%
Cargo Transport – 0.6%
Diligent Delivery Systems – Common Stock Warrants(C)(Q)	8%	$500	$2,384
Containers, Packaging, and Glass – 2.7%
Frontier Packaging, Inc. – Common Stock(C)(L)	152	152	10,435
Farming and Agriculture – 0.6%
Jackrabbit, Inc. – Common Stock(C)(L)	548	94	—
Star Seed, Inc. – Common Stock(C)(L)	600	1	2,184

		95	2,184
Home and Office Furnishings, Housewares, and Durable Consumer Products – 0.0%
Ginsey Home Solutions, Inc. – Common Stock(C)(L)	63,747	8	—
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic) – 0.0%
SBS Industries, LLC – Common Stock(C)(L)	221,500	222	—
Oil and Gas – 0.0%
Tread Corporation – Common Stock(C)(L)	10,089,048	753	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Funko Acquisition Holdings, LLC(M) – Common Units(C)(S)	67,873	167	712

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Personal, Food, and Miscellaneous Services – 0.0%
B-Dry, LLC – Common Stock(C)(L)	2,500	$300	$—

Total Common Equity		$2,197	$15,715

Total Non-Control/Non-Affiliate Investments		$234,640	$258,109

AFFILIATE INVESTMENTS(O) – 93.6%
Secured First Lien Debt – 45.3%
Automobile – 2.0%
Meridian Rack & Pinion, Inc.(M) – Term Debt (L+11.5%, 13.6% Cash, Due 6/2019)(K)	$9,660	$9,660	$7,728
Beverage, Food, and Tobacco – 2.4%
Head Country, Inc. – Term Debt (L+10.5%, 12.6% Cash, Due 2/2019)(L)	9,050	9,050	9,050
Diversified/Conglomerate Manufacturing – 5.1%
D.P.M.S., Inc. – Term Debt (10.0% Cash, Due 10/2021)(I)(L)	8,795	8,795	7,844
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+10.5%, 12.6% Cash, Due 2/2019)(K)	9,300	9,300	9,068
Edge Adhesives Holdings, Inc.(M) – Term Debt (L+11.8%, 13.8% Cash, Due 2/2019)(K)	2,400	2,400	2,352

		20,495	19,264
Diversified/Conglomerate Services – 11.3%
ImageWorks Display and Marketing Group, Inc. – Line of Credit, $3,000 available (L+9.0%, 11.1% Cash, Due 8/2018)(L)	—	—	—
ImageWorks Display and Marketing Group, Inc. – Term Debt (L+11.0%, 13.1% Cash, Due 11/2022)(L)	22,000	22,000	22,000
J.R. Hobbs Co. – Atlanta, LLC – Term Debt (L+11.5%, 13.6% Cash, Due 2/2022)(L)	21,000	21,000	21,000

		43,000	43,000
Home and Office Furnishings, Housewares, and Durable Consumer Products – 8.9%
Brunswick Bowling Products, Inc. – Term Debt (L+10.0%, 12.1% Cash, Due 1/2023)(L)	17,700	17,700	17,700
Old World Christmas, Inc. – Term Debt (L+11.3%, 13.3% Cash, Due 10/2019)(L)	15,770	15,770	15,770

		33,470	33,470
Leisure, Amusement, Motion Pictures, and Entertainment – 4.0%
SOG Specialty Knives & Tools, LLC – Term Debt (L+7.3%, 9.3% Cash, Due 8/2020)(L)	6,200	6,200	6,200
SOG Specialty Knives & Tools, LLC – Term Debt (L+8.3%, 10.3% Cash, Due 8/2020)(L)	12,200	12,200	8,883
SOG Specialty Knives & Tools, LLC – Term Debt (Due 8/2020)(L)(R)	538	538	441

		18,938	15,524
Personal and Non-Durable Consumer Products (Manufacturing Only) – 5.5%
Pioneer Square Brands, Inc. – Term Debt (L+12.0%, 14.1% Cash, Due 8/2022)(L)	21,000	21,000	21,000
Telecommunications – 3.7%
B+T Group Acquisition, Inc.(M) – Term Debt (L+11.0%, 13.1% Cash, Due 12/2019)(L)	14,000	14,000	14,000
Textiles and Leather – 2.4%
Logo Sportswear, Inc. – Term Debt (L+10.5%, 12.6% Cash, Due 3/2020)(L)	9,200	9,200	9,200

Total Secured First Lien Debt		$178,813	$172,236

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Secured Second Lien Debt – 16.3%
Chemicals, Plastics, and Rubber – 6.5%
PSI Molded Plastics, Inc. – Term Debt (L+12.0%, 14.1% Cash, Due 1/2024)(G)(L)	$24,618	$24,618	$24,618
Diversified/Conglomerate Manufacturing – 3.2%
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.1% Cash, Due 4/2021)(K)	12,215	12,215	10,993
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.1% Cash, Due 4/2021)(K)	175	175	158
Alloy Die Casting Co.(M) – Term Debt (L+4.0%, 6.1% Cash, Due 4/2021)(K)	910	910	824

		13,300	11,975
Home and Office Furnishings, Housewares, and Durable Consumer Products – 4.2%
Cambridge Sound Management, Inc. – Term Debt (L+11.0%, 13.1% Cash, Due 8/2021)(L)	16,000	16,000	16,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.4%
The Mountain Corporation – Term Debt (L+4.0%, 7.0% Cash, Due 8/2021)(G)(L)	18,600	18,600	6,133
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,000	1,000	1,000
The Mountain Corporation – Term Debt (Due 8/2021)(L)(R)	1,500	1,500	1,500
The Mountain Corporation – Delayed Draw Term Debt, $500 available (Due 8/2021)(L)(R)	500	500	500

		21,600	9,133

Total Secured Second Lien Debt		$75,518	$61,726

Preferred Equity – 32.0%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(M) – Preferred Stock(C)(L)	3,381	$3,381	$—
Beverage, Food, and Tobacco – 0.7%
Head Country, Inc. – Preferred Stock(C)(L)	4,000	4,000	2,499
Cargo Transport – 0.0%
NDLI, Inc. – Preferred Stock(C)(L)(V)	3,600	3,600	—
Chemicals, Plastics, and Rubber – 0.0%
PSI Molded Plastics, Inc. – Preferred Stock(C)(L)	51,098	8,980	—
Diversified/Conglomerate Manufacturing – 1.0%
Alloy Die Casting Co.(M) – Preferred Stock(C)(L)	5,114	5,114	—
Channel Technologies Group, LLC – Preferred Stock(C)(L)	2,279	1,841	—
Edge Adhesives Holdings, Inc.(M) – Preferred Stock(C)(L)	3,774	3,774	3,842

		10,729	3,842
Diversified/Conglomerate Services – 6.4%
ImageWorks Display and Marketing Group, Inc. – Preferred Stock(C)(L)	67,490	6,750	9,410
J.R. Hobbs Co. – Atlanta, LLC – Preferred Stock(C)(L)	5,920	5,920	15,031

		12,670	24,441
Home and Office Furnishings, Housewares, and Durable Consumer Products – 18.5%
Brunswick Bowling Products, Inc. – Preferred Stock(C)(L)	4,943	4,943	20,550
Cambridge Sound Management, Inc. – Preferred Stock(C)(L)	4,500	4,500	38,732
Old World Christmas, Inc. – Preferred Stock(C)(L)	6,180	6,180	10,976

		15,623	70,258
Leisure, Amusement, Motion Pictures, and Entertainment – 0.0%
SOG Specialty Knives & Tools, LLC – Preferred Stock(C)(L)	9,749	9,749	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.5%
The Mountain Corporation – Preferred Stock(C)(L)	6,899	6,899	—
Pioneer Square Brands, Inc. – Preferred Stock(C)(L)	5,502	5,500	9,609

		12,399	9,609
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(M) – Preferred Stock(C)(L)	12,841	4,196	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(D)(E)	Principal/Shares/ Units(F)(J)	Cost	Fair Value
Textiles and Leather – 2.9%
Logo Sportswear, Inc. – Preferred Stock(C)(L)	1,550	$1,096	$10,903

Total Preferred Equity		$86,423	$121,552

Common Equity – 0.0%
Cargo Transport – 0.0%
NDLI, Inc. – Common Stock(C)(L)(V)	545	$—	$—
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(M) – Common Stock(C)(L)	630	41	—
Channel Technologies Group, LLC – Common Stock(C)(L)	2,319,184	—	—
D.P.M.S., Inc. – Common Stock(C)(L)	627	1	—

		42	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
The Mountain Corporation – Common Stock(C)(L)	751	1	—

Total Common Equity		$43	$—

Total Affiliate Investments		$340,797	$355,514

CONTROL INVESTMENTS(P) – 4.1%:
Secured First Lien Debt – 1.3%
Aerospace and Defense – 1.3%
Galaxy Tool Holding Corporation – Line of Credit, $0 available (L+4.5%, 6.6% Cash (1.0% Unused Fee), Due 8/2019)(L)	$5,000	$5,000	$5,000
Secured Second Lien Debt – 1.3%
Aerospace and Defense – 1.3%
Galaxy Tool Holding Corporation – Term Debt (L+6.0%, 10.0% Cash, Due 8/2019)(L)	$5,000	$5,000	$5,000
Preferred Equity – 1.5%
Aerospace and Defense – 1.5%
Galaxy Tool Holding Corporation – Preferred Stock(C)(L)	5,517,444	$11,464	$5,695
Common Equity – 0.0%
Aerospace and Defense – 0.0%
Galaxy Tool Holding Corporation – Common Stock(C)(L)	88,843	$48	$—

Total Control Investments		$21,512	$15,695

TOTAL INVESTMENTS – 165.7%		$596,949	$629,318

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $533.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 — Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2018, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.2% of total investments, at fair value.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.1% as of June 30, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2018.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2018.
(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.). Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission (“SEC”).
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended June 30, 2018 best represents fair value as of June 30, 2018.
(U)	Refer to Note 11 — Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(V)	Investment was exited subsequent to June 30, 2018. Refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information

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
Home and Office Furnishings, Housewares, and Durable Consumer Products –0.0%
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(A)	Certain of the securities listed are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $504.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5— Borrowings in the accompanying Notes to Consolidated Financial Statements. Additionally, under Section 55 of the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2018, our investment in Funko Acquisition Holdings, LLC (“Funko”) is considered a non-qualifying asset under Section 55 of the 1940 Act and represents less than 0.1% of total investments, at fair value.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.9% as of March 31, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Security is non-income producing.
(D)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2018.
(E)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(F)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(G)	Debt security is on non-accrual status.
(H)	$5.1 million of the debt security was participated to a third party, but is accounted for as collateral for a secured borrowing under accounting principles generally accepted in the U.S. and presented as Secured borrowing on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2018.
(I)	Debt security has a fixed interest rate.
(J)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(K)	Fair value was based on internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.). Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(L)	Fair value was based on the total enterprise value of the portfolio company, which is generally allocated to the portfolio company’s securities in order of their relative priority in the capital structure. Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	One of our affiliated funds, Gladstone Capital Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission (“SEC”).
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those that are not Control investments and in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Debt security does not have a stated current interest rate.
(S)	Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible into class A common stock in Funko, Inc. upon the expiration of a lock-up agreement and meeting certain other requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3 — Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(T)	New portfolio investment valued at cost, as it was determined that the price paid during the three months ended March 31, 2018 best represents fair value as of March 31, 2018.
(U)	Refer to Note 11—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information regarding this guaranty.
(V)	Cumulative gross unrealized depreciation for federal income tax purposes is $95.2 million; cumulative gross unrealized appreciation for federal income tax purposes is $113.6 million. Cumulative net unrealized appreciation is $18.4 million, based on a tax cost of $580.8 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of SEC Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with Article 6 of Regulation S-X, under the Securities Act of 1933, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending March 31, 2019 or any future interim period. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on May 15, 2018.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities, or total net assets, or Statement of Changes in Net Assets and Statement of Cash Flows classifications.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials, presented by the chief valuation officer. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve the fair value of our investments in accordance with the Policy.

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

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value—In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA obtained from our indexing methodology whereby the original transaction EBITDA at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

•	Yield Analysis—The Valuation Team generally determines the fair value of our debt investments (where we do not have the ability to effectuate a sale of a portfolio company) using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including, but not limited to: estimated remaining life; current market yield; current leverage; and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.

•	Market Quotes—For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations, which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

•	Investments in Funds—For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

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

Revenue Recognition

Interest Income Recognition

Interest income, adjusted for amortization of premiums, amendment fees and acquisition costs and the accretion of discounts, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past-due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2018, certain of our loans to B-Dry, LLC, The Mountain Corporation, and PSI Molded Plastics, Inc. were on non-accrual status, with an aggregate debt cost basis of $55.1 million, or 12.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $33.8 million, or 8.2% of the fair value of all debt investments in our portfolio. As of March 31, 2018, certain of our loans to Alloy Die Casting Co. and Tread Corporation were on non-accrual status, with an aggregate debt cost basis of $15.6 million, or 3.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $12.5 million, or 3.1% of the fair value of all debt investments in our portfolio.

Paid-in-kind (“PIK”) interest, computed at the contractual rate specified in the loan agreement, is added to the principal balance of the loan and recorded as interest income. As of June 30, 2018 and March 31, 2018, we did not have any loans with a PIK interest component.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash (a consensus of the Emerging Issues Task Force)” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted, and we adopted ASU 2016-18 effective April 1, 2018. The adoption of ASU 2016-18 did not have a material impact on our financial position, results of operations, or cash flows.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted, and we adopted ASU 2016-15 effective April 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our financial position, results of operations, or cash flows.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain aspects of ASU 2016-01 relating to the recognition of changes in fair value of financial liabilities when the fair value option is elected, and we adopted ASU 2016-01 effective April 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our financial position, results of operations, or cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and in December 2016 by FASB Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, and will expand disclosures about revenue. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years. We adopted ASU 2014-09, as amended, effective April 1, 2018. The adoption of ASU 2014-09, as amended, did not result in a material change in the timing of revenue recognition or a material impact on our financial position, results of operations, or cash flows from adopting this standard.

NOTE 3. INVESTMENTS

Fair Value

In accordance with ASC 820, we determine the fair value of our investments to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date.

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

As of June 30, 2018 and March 31, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2 and 3 during the three months ended June 30, 2018. During the three months ended June 30, 2017, we transferred our investment in AquaVenture Holdings Limited, f/k/a Quench Holdings Corp., (“AquaVenture”) from Level 2 to Level 1 as a result of the expiration of the lock-up period from the initial public offering in October 2016 and subsequently sold our investment.

As of June 30, 2018 and March 31, 2018, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2018:
Secured first lien debt	$316,325	$—	$—		$316,325
Secured second lien debt	97,026	—	—		97,026
Preferred equity	200,252	—	—		200,252
Common equity/equivalents	15,715	—	712	(A)	15,003

Total Investments at June 30, 2018	$629,318	$—	$712		$628,606

		Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Secured first lien debt	$305,856	$—	$—		$305,856
Secured second lien debt	97,339	—	—		97,339
Preferred equity	167,150	—	—		167,150
Common equity/equivalents	28,802	—	194	(B)	28,608

Total Investments at March 31, 2018	$599,147	$—	$194		$598,953

(A)	Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.
(B)	Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to a 180-day lock-up period, which expired in May 2018, and other restrictions.

The following table presents our investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2018 and March 31, 2018, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements
	Reported in Consolidated Statements
	of Assets and Liabilities
	Valued Using Level 3 Inputs
	June 30, 2018	March 31, 2018
Non-Control/Non-Affiliate Investments
Secured first lien debt	$139,089	$126,913
Secured second lien debt	30,300	30,300
Preferred equity	73,005	61,282
Common equity/equivalents(A)	15,003	28,608

Total Non-Control/Non-Affiliate Investments	257,397	247,103
Affiliate Investments
Secured first lien debt	172,236	173,943
Secured second lien debt	61,726	62,039
Preferred equity	121,552	103,411
Common equity/equivalents	—	—

Total Affiliate Investments	355,514	339,393
Control Investments
Secured first lien debt	5,000	5,000
Secured second lien debt	5,000	5,000
Preferred equity	5,695	2,457
Common equity/equivalents	—	—

Total Control Investments	15,695	12,457

Total investments at fair value using Level 3 inputs	$628,606	$598,953

(A)	Excludes our investment in Funko with a fair value of $0.7 million and $0.2 million as of June 30, 2018 and March 31, 2018, respectively, which was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our investments valued using Level 3 fair value measurements as of June 30, 2018 and March 31, 2018. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted-average calculations in the table below are based on the principal balances for all debt-related calculations and on the cost basis for all equity-related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of June 30, 2018		Fair Value as of March 31, 2018		Valuation Technique/ Methodology	Unobservable Input	Range / Weighted- Average as of June 30, 2018	Range / Weighted- Average as of March 31, 2018
Secured first lien debt	$297,177	(A)	$286,828	(A)	TEV	EBITDA multiple	4.9x – 8.0x / 6.2x	4.7x –8.3x / 6.1x
						EBITDA	$1,439 – $16,767 / $5,965	$1,298 –$14,085 / $5,575
						Revenue multiple	0.2x – 0.7x / 0.5x	0.3x – 0.7x / 0.6x
						Revenue	$15,223 – $30,502 / $24,626	$15,528 – $30,561 / $24,780
	19,148		19,028		Yield Analysis	Discount Rate	16.7% – 23.7% / 19.9%	19.8% – 21.3% / 20.6%
Secured second lien debt	85,051	(B)	87,360	(B)	TEV	EBITDA multiple	3.4x – 8.0x / 6.7x	3.3x – 6.8x / 6.2x
						EBITDA	$2,434 – $9,597 / $6,580	$2,683 – $8,795 / $6,827
						Revenue multiple	0.9x – 0.9x / 0.9x	0.9x – 0.9x / 0.9x
						Revenue	$19,765 – $19,765 / $19,765	$21,439 – $21,439 / $21,439
	11,975		9,979		Yield Analysis	Discount Rate	11.3% –11.3% / 11.3%	19.4% – 20.9% / 19.5%
Preferred equity(C)	200,252		167,150		TEV	EBITDA multiple	3.4x – 8.0x / 6.2x	3.3x – 8.3x / 6.0x
						EBITDA	$1,439 – $16,767 / $5,674	$1,298 – $14,085 / $5,344
						Revenue multiple	0.2x – 0.9x / 0.7x	0.3x – 0.9x / 0.7x
						Revenue	$15,223 – $30,502 / $24,631	$15,528 – $30,561 / $25,303
Common equity/equivalents(D)(E)	15,003		28,608		TEV	EBITDA multiple	5.1x – 6.4x / 5.8x	4.9x – 6.2x / 5.6x
						EBITDA	$1,439 – $5,705 / $2,613	$1,298 – $5,842 / $2,491
						Revenue multiple	0.2x – 0.9x / 0.2x	0.3x – 0.9x / 0.3x
						Revenue	$15,223 – $ 19,765 / $15,234	$15,528 – $21,439 / $15,543

Total	$628,606		$598,953

(A)	Fair value as of June 30, 2018 includes one new proprietary debt investment of $23.0 million, which was valued at cost using the transaction price as the unobservable input. Fair value as of March 31, 2018 includes two new proprietary debt investments for a combined $14.5 million, which were valued at cost using the transaction price as the unobservable input, and one proprietary debt investment of $10.0 million, which was valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of both June 30, 2018 and March 31, 2018 includes one proprietary debt investment of $13.0 million, which was valued at the expected payoff amount as the unobservable input.
(C)	Fair value as of June 30, 2018 includes one new proprietary equity investment of $4.9 million, which was valued at cost using the transaction price as the unobservable input. Fair value as of March 31, 2018 includes one proprietary equity investment of $3.4 million, which was valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of June 30, 2018 includes one proprietary equity investment of $2.4 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of March 31, 2018 includes two proprietary equity investments for a combined $17.6 million, which were valued at the expected payoff amount as the unobservable input.
(E)	Fair value as of both June 30, 2018 and March 31, 2018 excludes our investment in Funko with a fair value of $0.7 million and $0.2 million, respectively, which was valued using Level 2 inputs.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide our portfolio’s changes in fair value, broken out by security type, during the three months ended June 30, 2018 and 2017 for all investments for which the Adviser determines fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2018:
Fair value as of March 31, 2018	$305,856	$97,339	$167,150	$28,608	$598,953
Total gain (loss):
Net realized gain(A)	—	—	—	13,786	13,786
Net unrealized appreciation (depreciation)(B)	155	(568)	31,578	1,140	32,305
Reversal of previously recorded appreciation upon realization(B)	(74)	—	—	(14,681)	(14,755)
New investments, repayments and settlements(C):
Issuances / originations	24,902	255	4,900	—	30,057
Settlements / repayments	(14,514)	—	—	—	(14,514)
Sales	—	—	(3,376)	(13,850)	(17,226)
Transfers	—	—	—	—	—

Fair value as of June 30, 2018	$316,325	$97,026	$200,252	$15,003	$628,606

	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total
Three months ended June 30, 2017:
Fair value as of March 31, 2017	$268,150	$95,040	$113,515	$21,441	$498,146
Total gain (loss):
Net realized gain(A)	—	—	957	—	957
Net unrealized appreciation (depreciation)(B)	(638)	212	1,128	1,105	1,807
Reversal of previously recorded (appreciation) depreciation upon realization(B)	1,881	(1,670)	(1,113)	777	(125)
New investments, repayments and settlements(C):
Issuances / originations	10,540	2	987	—	11,529
Settlements / repayments	(8,602)	(13,660)	—	—	(22,262)
Sales	—	—	(3,748)	(805)	(4,553)
Transfers	—	—	—	—	—

Fair value as of June 30, 2017	$271,331	$79,924	$111,726	$22,518	$485,499

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the respective periods ended June 30, 2018 and 2017.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the periods ended June 30, 2018 and 2017.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, PIK and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Investment Activity

During the three months ended June 30, 2018, the following significant transactions occurred:

•	In April 2018, we invested $29.2 million in Bassett Creek Restoration, Inc. (d/b/a J.R. Johnson, LLC) (“Bassett Creek”) through a combination of secured first lien debt and preferred equity. Bassett Creek, headquartered in Portland, Oregon, is a leading provider of commercial restoration and renovation services to the Oregon and Southwest Washington region.

•	In June 2018, we sold our investment in Drew Foam Companies, Inc., which resulted in dividend and success fee income of $0.2 million and a realized gain of $13.8 million. In connection with the sale, we received net cash proceeds of $27.3 million, including the repayment of our debt investment of $9.9 million at par.

Investment Concentrations

As of June 30, 2018, our investment portfolio consisted of investments in 33 portfolio companies located in 16 states across 17 different industries with an aggregate fair value of $629.3 million. Our investments in Cambridge Sound Management, Inc., Nth Degree, Inc., Brunswick Bowling Products, Inc., J.R. Hobbs Co. – Atlanta, LLC, and ImageWorks Display and Marketing Group, Inc. represented our five largest portfolio investments at fair value, and collectively comprised $204.7 million, or 32.5%, of our total investment portfolio at fair value.

The following table summarizes our investments by security type as of June 30, 2018 and March 31, 2018:

	June 30, 2018				March 31, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$331,690	55.6%	$316,325	50.3%	$321,303	54.9%	$305,856	51.0%
Secured second lien debt	110,738	18.6	97,026	15.4	110,484	18.9	97,339	16.2

Total debt	442,428	74.2	413,351	65.7	431,787	73.8	403,195	67.2
Preferred equity	152,233	25.4	200,252	31.8	150,708	25.8	167,150	28.0
Common equity/equivalents	2,288	0.4	15,715	2.5	2,351	0.4	28,802	4.8

Total equity/equivalents	154,521	25.8	215,967	34.3	153,059	26.2	195,952	32.8

Total investments	$596,949	100.0%	$629,318	100.0%	$584,846	100.0%	$599,147	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2018 and March 31, 2018:

	June 30, 2018		March 31, 2018
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Services	$170,846	27.1%	$136,719	22.8%
Home and Office Furnishings, Housewares, and Durable Consumer Products	145,873	23.2	128,529	21.5
Leisure, Amusement, Motion Pictures, and Entertainment	45,185	7.2	43,048	7.2
Personal and Non-Durable Consumer Products (Manufacturing Only)	40,454	6.4	42,836	7.1
Diversified/Conglomerate Manufacturing	35,081	5.6	29,942	5.0
Chemicals, Plastics, and Rubber	24,618	3.9	55,740	9.3
Farming and Agriculture	24,019	3.8	21,483	3.6
Machinery (Non-Agriculture, Non-Construction, and Non-Electronic)	21,795	3.5	21,915	3.7
Containers, Packaging, and Glass	21,391	3.4	21,387	3.6
Textiles and Leather	20,103	3.2	19,407	3.2
Aerospace and Defense	15,695	2.5	12,457	2.1
Cargo Transport	15,384	2.4	15,816	2.6
Telecommunications	14,000	2.2	14,000	2.3
Automobile	12,514	2.0	13,830	2.3
Beverage, Food, and Tobacco	11,549	1.8	11,605	1.9
Other < 2.0%	10,811	1.8	10,433	1.8

Total investments	$629,318	100.0%	$599,147	100.0%

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2018 and March 31, 2018:

	June 30, 2018		March 31, 2018
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$200,546	31.9%	$221,725	37.0%
Northeast	200,378	31.8	188,911	31.5
West	164,834	26.2	133,774	22.3
Midwest	63,560	10.1	54,737	9.2

Total investments	$629,318	100.0%	$599,147	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2018:

		Amount
For the remaining nine months ending March 31:	2019	$63,881
For the fiscal years ending March 31:	2020	102,913
	2021	60,410
	2022	80,696
	2023	86,990
	Thereafter	47,618

	Total contractual repayments	$442,508
	Adjustments to cost basis of debt investments	(80)
	Investments in equity securities	154,521

	Total cost basis of investments held as of June 30, 2018:	$596,949

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we incurred on behalf of portfolio companies. Such receivables, net of any allowance for uncollectible receivables, are included in Other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of both June 30, 2018 and March 31, 2018, we had gross receivables from portfolio companies of $0.7 million. The allowance for uncollectible receivables was $0.4 million and $0.2 million as of June 30, 2018 and March 31, 2018, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We pay the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee, as provided for in the Advisory Agreement, and a loan servicing fee for the Adviser’s role as servicer pursuant to the Credit Facility, each as described below. On July 10, 2018, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of either party, approved the annual renewal of the Advisory Agreement through August 31, 2019.

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

The following table summarizes the base management fees, loan servicing fees, incentive fees, and associated non-contractual, unconditional, and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,
	2018	2017
Average total assets subject to base management fee(A)	$622,200	$503,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,111	2,516
Credits to fees from Adviser—other(B)	(960)	(548)

Net base management fee	$2,151	$1,968

Loan servicing fee(B)	$1,740	$1,564
Credits to base management fee—loan servicing fee(B)	(1,740)	(1,564)

Net loan servicing fee	$—	$—

Incentive fee – income-based	$1,078	$1,172
Incentive fee – capital gains-based(C)	6,508	—

Total incentive fee(B)	7,586	1,172
Credits to fees from Adviser—other(B)	—	—

Net total incentive fee	$7,586	$1,172

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not yet contractually due under the terms of the Advisory Agreement.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $71 and $56 for the three month periods ended June 30, 2018 and 2017, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily related to the valuation of portfolio companies.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding calendar year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through June 30, 2018, as aggregate unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, accrual of the capital gains-based incentive fee is determined as if our investments had been liquidated at their fair values as of the end of the reporting period. Therefore, GAAP requires that the capital gains-based incentive fee accrual consider the aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. Accordingly, a GAAP accrual is calculated at the end of the reporting period based on (i) cumulative aggregate realized capital gains since our inception, plus (ii) the entire portfolio’s aggregate unrealized capital appreciation, if any, less (iii) cumulative aggregate realized capital losses since our inception, less (iv) the entire portfolio’s aggregate unrealized capital depreciation, if any. If such amount is positive at the end of a reporting period, a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years, is recorded, regardless of whether such amount is contractually due under the terms of the Advisory Agreement. If such amount is negative, then there is no accrual for such period. During the three months ended June 30, 2018, we recorded a capital gains-based incentive fee of $6.5 million, which is not contractually due under the terms of the Advisory Agreement. We did not record a capital gains-based incentive fee during the three months ended June 30, 2017.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel, and secretary), and their respective staffs.

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 10, 2018, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2019.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, is a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation and, from time to time, provides other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. The fees received by Gladstone Securities from portfolio companies totaled $0.3 million during the three months ended June 30, 2018. Gladstone Securities did not receive any fees from portfolio companies during the three months ended June 30, 2017.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of June 30,	As of March 31
	2018	2018
Base management and loan servicing fee due to Adviser, net of credits	$800	$540
Incentive fee due to Adviser(A)	11,986	6,122
Other due to Adviser	—	9

Total fees due to Adviser	$12,786	$6,671
Fee due to Administrator	$285	$317

Total related party fees due	$13,071	$6,988

(A)	Includes a capital gains-based incentive fee of $10.9 million and $4.4 million as of June 30, 2018 and March 31, 2018, respectively, recorded in accordance with GAAP requirements and which is not contractually due under the terms of the Advisory Agreement. Refer to Note 4 — Related Party Transactions — Transactions with the Adviser — Incentive Fee for additional information.

Net expenses receivable from Gladstone Capital Corporation, one of our affiliated funds, for reimbursement purposes, which includes certain co-investment expenses, totaled $15 and $16 as of June 30, 2018 and March 31, 2018, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in Other Assets, net on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2018 and March 31, 2018.

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

The following tables summarize noteworthy information related to the Credit Facility:

	As of June 30,	As of March 31,
	2018	2018
Commitment amount	$165,000	$165,000
Borrowings outstanding at cost	102,500	107,000
Availability(A)	62,500	58,000

	For the Three Months Ended June 30,
	2018	2017
Weighted-average borrowings outstanding	$123,275	$42,148
Effective interest rate(B)	5.4%	6.1%
Commitment (unused) fees incurred	$53	$191

(A)	Availability is subject to various constraints, characteristics and applicable advance rates based oncollateral quality under the Credit Facility, which equated to an adjusted availability of $59.5 millionand $53.8 million as of June 30, 2018 and March 31, 2018, respectively.
(B)	Excludes the impact of deferred financing costs and includes unused commitment fees.

Among other things, the Credit Facility contains a performance guaranty that requires us to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $222.2 million as of June 30, 2018, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200% (or such higher percentage as may be set forth in Section 61 of the 1940 Act); and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $514.7 million, asset coverage on our senior securities representing indebtedness of 566.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2018, we were in compliance with all covenants under the Credit Facility.

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

Fair Value

We elected to apply the fair value option of ASC Topic 825, “Financial Instruments,” to the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of the Credit Facility is determined using a yield analysis, which includes a DCF calculation and also takes into account the assumptions the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At both June 30, 2018 and March 31, 2018, the discount rate used to determine the fair value of the Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus an unused fee of 0.5%. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of the Credit Facility. At each of June 30, 2018 and March 31, 2018, the Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in Net unrealized depreciation of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of June 30, 2018 and March 31, 2018, and for the three months ended June 30, 2018 and 2017, as required by ASC 820:

	Level 3 – Borrowings
	Recurring Fair Value Measurements
	Reported in Consolidated
	Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2018	March 31, 2018
Credit Facility	$102,907	$107,500

Fair Value Measurements of Borrowings Using Significant
Unobservable Inputs (Level 3) Reported in
Consolidated Statements of Assets and Liabilities
Credit Facility
Three months ended June 30, 2018:
Fair value at March 31, 2018	$107,500
Borrowings	37,900
Repayments	(42,400)
Unrealized depreciation	(93)

Fair value at June 30, 2018	$102,907

Three months ended June 30, 2017:
Fair value at March 31, 2017	$69,700
Borrowings	9,400
Repayments	(45,100)

Fair value at June 30, 2017	$34,000

The fair value of the collateral under the Credit Facility was $533.0 million and $504.0 million as of June 30, 2018 and March 31, 2018, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

The following tables summarize our 6.75% Series B Cumulative Term Preferred Stock (our “Series B Term Preferred Stock” or “Series B”), our 6.50% Series C Cumulative Term Preferred Stock (our “Series C Term Preferred Stock” or “Series C”), and our 6.25% Series D Cumulative Term Preferred Stock (our “Series D Term Preferred Stock” or “Series D”) outstanding as of June 30, 2018 and March 31, 2018:

As of June 30, 2018:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(3,339)

Term preferred stock, net(C)							$135,811

As of March 31, 2018:

Class of Term Preferred Stock	Ticker Symbol	Date Issued	Mandatory Redemption Date(A)	Interest Rate	Shares Outstanding	Liquidation Preference per Share	Total Liquidation Preference
Series B	GAINO	November 13, 2014	December 31, 2021	6.75%	1,656,000	$25.00	$41,400
Series C	GAINN	May 12, 2015	May 31, 2022	6.50%	1,610,000	25.00	40,250
Series D	GAINM	September 26, 2016	September 30, 2023	6.25%	2,300,000	25.00	57,500

Term preferred stock, gross(B)					5,566,000	$25.00	$139,150
Less: Discounts							(3,535)

Term preferred stock, net(C)							$135,615

(A)	The optional redemption dates for each of our series of mandatorily redeemable preferred stock are: any time on or after December 31, 2017 for our Series B Term Preferred Stock, any time on or after May 31, 2018 for our Series C Term Preferred Stock, and any time on or after September 30, 2018 for our Series D Term Preferred Stock.
(B)	As of June 30, 2018 and March 31, 2018, asset coverage on our senior securities that are stock calculated pursuant to Sections 18 and 61 of the 1940 Act was 250.2% and 237.3%, respectively.
(C)	Reflected as a line item on our accompanying Consolidated Statement of Assets and Liabilities pursuant to the adoption of Accounting Standard Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”

The following tables summarize dividends declared by our Board of Directors and paid by us on our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock during the three months ended June 30, 2018 and 2017:

For the Three Months Ended June 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
April 10, 2018	April 20, 2018	April 30, 2018	$0.140625	$0.135417	$0.13020833
April 10, 2018	May 22, 2018	May 31, 2018	0.140625	0.135417	0.13020833
April 10, 2018	June 20, 2018	June 29, 2018	0.140625	0.135417	0.13020833

		Total	$0.421875	$0.406251	$0.39062499

For the Three Months Ended June 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
April 11, 2017	April 21, 2017	April 28, 2017	$0.140625	$0.135417	$0.13020833
April 11, 2017	May 19, 2017	May 31, 2016	0.140625	0.135417	0.13020833
April 11, 2017	June 21, 2017	June 30, 2017	0.140625	0.135417	0.13020833

		Total	$0.421875	$0.406251	$0.39062499

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of dividends paid to preferred stockholders in the current calendar year as of June 30, 2018, 89.0% would be from ordinary income and 11.0% would be from capital gains.

In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities on the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, which equals the liquidation preference, less discounts, as of June 30, 2018 and March 31, 2018. The related dividend payments to preferred stockholders are treated as dividend expense on our accompanying Consolidated Statements of Operations on the ex-dividend date.

The following table summarizes the fair value of each of our series of mandatorily redeemable preferred stock based on the last reported closing sale price as of June 30, 2018 and March 31, 2018, each of which we consider to be a Level 1 input within the fair value hierarchy:

	Fair Value as of
	June 30, 2018	March 31, 2018
Series B Term Preferred Stock	$42,062	$41,814
Series C Term Preferred Stock	41,313	40,862
Series D Term Preferred Stock	58,466	58,282

Total	$141,841	$140,958

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of July 31, 2018, we had the ability to issue up to $300.0 million in securities under the registration statement.

Common Equity Offering

In February 2018, we entered into equity distribution agreements (commonly referred to as “at-the-market” (“ATM”) programs) with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. Pursuant to our prior registration statement on Form N-2 (File No. 333-204996), during the three months ended June 30, 2018, we sold 168,824 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the three months ended June 30, 2018 were above our then-current estimated NAV per share. As of June 30, 2018, we had remaining capacity to sell up to $31.8 million of common stock under the ATM program.

Pursuant to our prior registration statement on Form N-2 (File No. 333-204996), in March 2018, we sold 127,412 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $10.45 per share and raised approximately $1.3 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.24 and resulted in total net proceeds of approximately $1.3 million. These sales were below our then-current estimated NAV per share during the sales period, with such discounts ranging from $0.01 per share to $0.07 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding.

Also pursuant to our prior registration statement on Form N-2 (File No. 333-204996), in May 2017, we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then-current NAV of $9.95 per share. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, were $18.7 million, which were used to repay borrowings under the Credit Facility and for other general corporate purposes. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments, which resulted in gross proceeds of $1.5 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, of $1.4 million.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED-AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted Net increase in net assets resulting from operations per weighted-average common share for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Numerator: net increase in net assets resulting from operations	$32,327	$8,141
Denominator: basic and diluted weighted-average common shares	32,762,848	31,474,284

Basic and diluted net increase in net assets resulting from operations per weighted-average common share	$0.99	$0.26

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

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. If we determined the tax characterization of distributions paid to common stockholders in the current calendar year as of June 30, 2018, 89.0% would be from ordinary income and 11.0% would be from capital gains.

We paid the following monthly distributions to our common stockholders for the three months ended June 30, 2018 and 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	April 10, 2018	April 20, 2018	April 30, 2018	$0.067
	April 10, 2018	May 22, 2018	May 31, 2018	0.067
	April 10, 2018	June 6, 2018	June 15, 2018	0.060	(A)
	April 10, 2018	June 20, 2018	June 29, 2018	0.067

		Three months ended June 30, 2018:		$0.261

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	April 11, 2017	April 21, 2017	April 28, 2017	$0.064
	April 11, 2017	May 19, 2017	May 31, 2017	0.064
	April 11, 2017	June 5, 2017	June 15, 2017	0.060	(A)
	April 11, 2017	June 21, 2017	June 30, 2017	0.064

		Three months ended June 30, 2017:		$0.252

(A)	Represents a supplemental distribution of $0.06 per share of common stock.

Aggregate distributions to our common stockholders declared quarterly and paid were $8.6 million and $8.0 million for the three months ended June 30, 2018 and 2017, respectively, and were declared based on estimates of Investment Company Taxable Income and net long-term capital gains for the respective periods.

For the three months ended June 30, 2018, we recorded $0.7 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities. For the fiscal year ended March 31, 2018, Investment Company Taxable Income exceeded distributions declared and paid and, in accordance with Section 855(a) of the Code, we elected to treat $8.4 million of the first distributions paid to common stockholders in fiscal year 2019, as having been paid in the prior year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2018 and March 31, 2018, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.8 million and $0.3 million as of June 30, 2018 and March 31, 2018, respectively.

Financial Commitments and Obligations

We may have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of June 30, 2018 and March 31, 2018 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies. As of June 30, 2018, we have not been required to make any payments on this guaranty, or any guaranties that existed in previous periods, and we consider the credit risk to be remote and the fair value of the guaranty as of June 30, 2018 and March 31, 2018 to be immaterial.

As of June 30, 2018, the following guaranty was outstanding:

•	In February 2010, we executed a guaranty of a wholesale financing facility agreement (the “Floor Plan Facility”) between Agricredit Acceptance, LLC (“Agricredit”) and Country Club Enterprises, LLC (“CCE”). The Floor Plan Facility provides CCE with financing of up to $2.0 million to bridge the time and cash flow gap between the order and delivery of golf carts to customers. The guaranty was renewed in February of each subsequent year and expires in February 2019, unless it is renewed again by us, CCE and Agricredit.

The following table summarizes the principal balances of unused line of credit and delayed draw term loan commitments and guaranties as of June 30, 2018 and March 31, 2018, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2018	March 31, 2018
Unused line of credit and delayed draw term loan commitments	$4,234	$6,284
Guaranties	2,000	2,000

Total	$6,234	$8,284

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,
	2018	2017
Per Common Share Data:
Net asset value at beginning of period(A)	$10.85	$9.95
Income from investment operations(B)
Net investment income	—	0.17
Net realized gain on investments	0.43	0.04
Net unrealized appreciation of investments and other	0.56	0.05

Total from investment operations	0.99	0.26
Effect of equity capital activity(B)
Cash distributions to common stockholders from net investment income(C)	(0.21)	(0.19)
Cash distributions to common stockholders from realized gains(C)	(0.05)	(0.06)
Discounts, commissions, and offering costs	—	(0.03)
Net dilutive effect of equity offering(D)	—	(0.04)

Total from equity capital activity	(0.26)	(0.32)
Other, net(B)(E)	(0.01)	(0.01)

Net asset value at end of period(A)	$11.57	$9.88

Per common share market value at beginning of period	$10.10	$9.07
Per common share market value at end of period	11.77	9.40
Total investment return(F)	19.19%	6.44%
Common stock outstanding at end of period(A)	32,822,459	32,526,223
Statement of Assets and Liabilities Data:
Net assets at end of period	$379,808	$321,235
Average net assets(G)	364,228	313,668
Senior Securities Data:
Total borrowings, at cost	$107,596	$39,096
Mandatorily redeemable preferred stock(H)	139,150	139,150
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(I)	16.96%	10.44%
Ratio of net investment income to average net assets—annualized(J)	0.06	6.93

(A)	Based on actual shares of common stock outstanding at the beginning or end of the corresponding period, as appropriate.
(B)	Based on weighted-average basic common share data for the corresponding period.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(D)	During the three months ended June 30, 2017, the dilution is the result of issuing common shares at a price below the then-current NAV per share.
(E)	Represents the impact of the different share amounts (weighted-average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the market value of our common stock from the beginning of the period, taking into account dividends reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, including changes in estimates, as applicable, refer to Note 9 — Distributions to Common Stockholders.
(G)	Calculated using the average balance of net assets at the end of each month of the reporting period.
(H)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.
(I)	Ratio of net expenses to average net assets is computed using total expenses, net of any non-contractual, unconditional, and irrevocable credits of fees from the Adviser. Had we not received any non-contractual, unconditional, and irrevocable credits of fees due to the Adviser, the ratio of expenses to average net assets—annualized would have been 19.93% and 13.13% for the three months ended June 30, 2018 and 2017, respectively.
(J)	Had we not received any non-contractual, unconditional, and irrevocable credits of fees from the Adviser, the ratio of net investment (loss) income to average net assets—annualized would have been (2.90)% and 4.24% for the three months ended June 30, 2018 and 2017, respectively.

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

We had one unconsolidated subsidiary, Galaxy Tool Holding Corporation (“Galaxy”), which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended June 30, 2018 and 2017. Accordingly, summarized, comparative financial information, pursuant to Rule 10-01(b) is presented below for Galaxy, which is a designer and manufacturer of precision tools for the business jet industry and of injection and blow molds for the plastics industry.

	For the Three Months Ended June 30,
Income Statement	2018	2017
Net sales	$6,212	$5,803
Gross profit	1,427	1,028
Net (loss) profit	(1,480)	134

NOTE 13. SUBSEQUENT EVENTS

Distributions and Dividends

In July 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
July 20, 2018	July 31, 2018	$0.067	$0.140625	$0.135417	$0.13020833
August 21, 2018	August 31, 2018	0.067	0.140625	0.135417	0.13020833
September 19, 2018	September 28, 2018	0.067	0.140625	0.135417	0.13020833

	Total for the Quarter:	$0.201	$0.421875	$0.406251	$0.39062499

Investment Activity

In July 2018, we exited our investment in NDLI, Inc. and recorded a realized loss of $3.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”) and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, David Dullum, or Terry Lee Brubaker; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates, regulation or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company and as a business development company; and (9) those factors described in Item 1A. “Risk Factors” herein and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15, 2018 (the “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

OVERVIEW

General

We were incorporated under the General Corporation Laws of the State of Delaware on February 18, 2005. On June 22, 2005, we completed our initial public offering and commenced operations. We operate as an externally managed, closed-end, non-diversified management investment company and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements. From our initial public offering in 2005 through June 30, 2018, we have made 156 consecutive monthly distributions to common stockholders.

We are externally managed by Gladstone Management Corporation, an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). We have also entered into an administration agreement (the “Administration Agreement”) with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser. Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer.

Additionally, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee. For additional information refer to Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (i) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to our stockholders that grow over time; and (ii) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, generally in combination with the aforementioned debt securities, of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our investment strategy is to invest in several categories of debt and equity securities, with individual investments generally totaling up to $30 million, although investment size may vary depending upon our total assets or available capital at the time of investment. We intend that our investment portfolio over time will consist of approximately 75% in debt securities and 25% in equity securities, at cost. As of June 30, 2018, our investment portfolio was made up of 74.2% in debt securities and 25.8% in equity securities, at cost.

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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Capital Corporation (“Gladstone Capital”) and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Since 2012, we have opportunistically made several co-investments with Gladstone Capital pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

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

Business

Portfolio Activity

While the business environment remains competitive, we continue to see new investment opportunities consistent with our investment strategy of providing a combination of debt and equity in support of management and independent sponsor-led buyouts of Lower Middle Market companies in the U.S. During the three months ended June 30, 2018, we exited one portfolio company with a fair value prior to its sale of $28.1 million and invested $29.2 million in one new portfolio company, resulting in no net change in the number of companies in our portfolio, which was comprised of 33 companies as of June 30, 2018. From our initial public offering in June 2005 through June 30, 2018, we have made investments in 48 companies, excluding investments in syndicated loans, for a total of approximately $1 billion, before giving effect to principal repayments and divestitures.

The majority of the debt securities in our portfolio have a success fee component, which enhances the yield on our debt investments. Unlike paid-in-kind (“PIK”) income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2018, we had unrecognized, contractual success fees of $29.3 million, or $0.89 per common share. Consistent with accounting principles generally accepted in the U.S. (“GAAP”), we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

From inception through June 30, 2018, we have completed 13 sales of portfolio companies that we acquired under our buyout strategy (which excludes investments in syndicated loans). In the aggregate, these sales have generated $99.8 million in net realized gains and $22.1 million in other income upon exit, for a total increase to our net assets of $121.9 million. We believe each of these transactions was an equity-oriented investment success and exemplifies our investment strategy of striving to achieve returns through current income on the debt portion of our investments and capital gains from the equity portion. The 13 liquidity events have offset any realized losses since inception, which were primarily incurred during the recession in connection with the sale of performing syndicated loans at a realized loss to pay off a former lender. These successful exits, in part, enabled us to increase the monthly distribution by 67.5% from March 2011 through June 30, 2018, and allowed us to declare and pay a $0.03 per common share supplemental distribution in fiscal year 2012, a $0.05 per common share supplemental distribution in November 2013, a $0.05 per common share supplemental distribution in December 2014, and a $0.06 per common share supplemental distribution in each of June 2017, December 2017, and June 2018.

Capital Raising Efforts

We have been able to meet our capital needs through extensions of and increases to the Fifth Amended and Restated Credit Agreement dated April 30, 2013, as amended (the “Credit Facility”), and by accessing the capital markets in the form of public offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to November 2019, and currently have a total commitment amount of $165.0 million (with a potential total commitment of $250.0 million through additional commitments of new or existing lenders). During the three months ended June 30, 2018, we sold 168,824 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.9 million. During the year ended March 31, 2018, we sold 127,412 shares of our common stock under our at-the-market program for gross proceeds of approximately $1.3 million. Additionally, we issued approximately 2.3 million shares of common stock for gross proceeds of $21.2 million in May 2017, inclusive of the June 2017 over-allotment. Refer to “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility, “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we have been able to access the capital markets historically, market conditions may continue to affect the trading price of our common stock and thus our ability to finance new investments through the issuance of common equity. On July 31, 2018, the closing market price of our common stock was $11.30 per share, representing a 2.3% discount to our net asset value (“NAV”) of $11.57 per share as of June 30, 2018. When our common stock trades below NAV, our ability to issue additional equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock at an issuance price below the then-current NAV per share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering.

At our 2017 Annual Meeting of Stockholders held on August 24, 2017, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per share, subject to certain limitations, including that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then-outstanding common stock immediately prior to each such sale, provided that our board of directors (“Board of Directors”) makes certain determinations prior to any such sale. This August 2017 stockholder authorization is in effect for one year from the date of stockholder approval. At our 2018 Annual Meeting of Stockholders, scheduled to take place on August 2, 2018, our stockholders will vote on a similar proposal, which would be in effect for another year. We sought and obtained stockholder approval concerning similar proposals at each Annual Meeting of Stockholders since 2008, and with our Board of Directors’ subsequent approval, we issued shares of our common stock in three offerings at a price below the then-current NAV per share, once in May 2017, once in March 2015, and once in October 2012. Certain sales under the at-the-market program in March and April 2018 were also below the then-current estimated NAV per share. The resulting proceeds, in part, have allowed us to (i) grow our portfolio by making new investments, (ii) generate additional income through these new investments, (iii) ensure continued compliance with regulatory tests and (iv) increase our debt capital while still complying with our applicable debt-to-equity ratios. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have asset coverage (as defined in Sections 18 and 61 of the 1940 Act, as amended), of at least 200% (currently) or 150.0% (effective April 10, 2019) on each of our senior securities representing indebtedness and our senior securities that are stock (such as our three series of term preferred stock).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Directors’ approval; or April 10, 2019. Under the current 200% asset coverage standard, we may borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to certain provisions of our Credit Facility and our three series of mandatorily redeemable preferred stock.

As of June 30, 2018, our asset coverage ratio on our senior securities representing indebtedness was 566.8% and our asset coverage on our senior securities that are stock was 250.2%.

Investment Highlights

During the three months ended June 30, 2018, and inclusive of non-cash transactions, we invested $29.2 million in one new portfolio company, received $32.1 million in proceeds from repayments and sales, and extended $0.9 million of follow-on investments to existing portfolio companies through revolver draws and term loans.

Investment Activity

During the three months ended June 30, 2018, the following significant transactions occurred:

•	In April 2018, we invested $29.2 million in Bassett Creek Restoration, Inc. (d/b/a J.R. Johnson, LLC) (“Bassett Creek”) through a combination of secured first lien debt and preferred equity. Bassett Creek, headquartered in Portland, Oregon, is a leading provider of commercial restoration and renovation services to the Oregon and Southwest Washington region.

•	In June 2018, we sold our investment in Drew Foam Companies, Inc. (“Drew Foam”), which resulted in dividend and success fee income of $0.2 million and a realized gain of $13.8 million. In connection with the sale, we received net cash proceeds of $27.3 million, including the repayment of our debt investment of $9.9 million at par.

The following significant investment activity occurred subsequent to June 30, 2018. Also refer to Note 13 — Subsequent Events in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

•	In July 2018, we exited our investment in NDLI, Inc. and recorded a realized loss of $3.6 million.

Recent Developments

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of July 31, 2018, we had the ability to issue up to $300.0 million in securities under the registration statement.

At-the-Market Program

In February 2018, we entered into equity distribution agreements (commonly referred to as “at-the-market” (“ATM”) programs) with Cantor Fitzgerald & Co. (“Cantor”), Ladenburg Thalmann & Co., Inc., and Wedbush Securities, Inc. (each a “Sales Agent”), under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. Pursuant to our prior registration statement on Form N-2 (File No. 333-204996), during the three months ended June 30, 2018, we sold 168,824 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the three months ended June 30, 2018 were above our then-current estimated NAV per share. As of June 30, 2018, we had remaining capacity to sell up to $31.8 million of common stock under the ATM program.

Distributions and Dividends

In July 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to holders of our Series B Term Preferred Stock, Series C Term Preferred Stock and Series D Term Preferred Stock:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series B Term Preferred Stock	Dividend per Share of Series C Term Preferred Stock	Dividend per Share of Series D Term Preferred Stock
July 20, 2018	July 31, 2018	$0.067	$0.140625	$0.135417	$0.13020833
August 21, 2018	August 31, 2018	0.067	0.140625	0.135417	0.13020833
September 19, 2018	September 28, 2018	0.067	0.140625	0.135417	0.13020833

	Total for the Quarter:	$0.201	$0.421875	$0.406251	$0.39062499

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$13,314	$10,746	$2,568	23.9%
Dividend, success fee, and other income	2,190	2,874	(684)	(23.8)

Total investment income	15,504	13,620	1,884	13.8

EXPENSES
Base management fee	3,111	2,516	595	23.6
Loan servicing fee	1,740	1,564	176	11.3
Incentive fee	7,586	1,172	6,414	547.3
Administration fee	285	307	(22)	(7.2)
Interest and dividend expense	3,993	2,980	1,013	34.0
Amortization of deferred financing costs and discounts	367	367	—	—
Other	1,064	1,391	(327)	(23.5)

Expenses before credits from Adviser	18,146	10,297	7,849	76.2
Credits to fees from Adviser	(2,700)	(2,112)	(588)	27.8

Total expenses, net of credits to fees	15,446	8,185	7,261	88.7

NET INVESTMENT INCOME	58	5,435	(5,377)	(98.9)

REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	14,108	1,165	12,943	1,111.0
Net unrealized appreciation of investments	18,068	1,541	16,527	1,072.5
Net unrealized depreciation of other	93	—	93	NM

Net realized and unrealized gain	32,269	2,706	29,563	1,092.5

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$32,327	$8,141	$24,186	297.1

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$—	$0.17	$(0.17)	(100.0)%

Net increase in net assets resulting from operations	$0.99	$0.26	$0.73	280.8

NM	= Not Meaningful

Investment Income

Total investment income increased by 13.8% for the three months ended June 30, 2018, as compared to the prior year period. This increase was primarily due to an increase in interest income, partially offset by a decline in dividend, success fee, and other income, for the three months ended June 30, 2018, as compared to the prior year period.

Interest income from our investments in debt securities increased 23.9% for the three months ended June 30, 2018, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted-average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2018 was $409.9 million, compared to $340.5 million for the prior year period. This increase was primarily due to $71.4 million in new debt investments and $59.4 million in follow-on debt investments to existing portfolio companies originated after June 30, 2017 and $25.2 million of loans placed back on accrual status, partially offset by the pay-off or restructure of $57.7 million of debt investments and $55.1 million of loans placed on non-accrual status, and their respective impact on the weighted-average principal balance when considering timing of new investments, pay-offs, restructures, and non-accruals, as applicable. The weighted-average yield on our interest-bearing investments, excluding cash and cash equivalents and receipts recorded as dividend, success fee, and other income, was 13.0% for the three months ended June 30, 2018, compared to 12.6% for the prior year period. The weighted-average yield may vary from period to period, based on the current stated interest rate on interest-bearing investments.

At June 30, 2018, certain of our loans to three portfolio companies, B-Dry, LLC, The Mountain Corporation, and PSI Molded Plastics, Inc., were on non-accrual status, with an aggregate debt cost basis of $55.1 million. At June 30, 2017, certain of our loans to three portfolio companies, Alloy Die Casting Co., Precision Southeast, Inc., and Tread Corporation, were on non-accrual status, with an aggregate debt cost basis of $25.2 million.

Dividend, success fee, and other income for the three months ended June 30, 2018 decreased 23.8% from the prior year period. During the three months ended June 30, 2018, dividend, success fee, and other income primarily consisted of $2.1 million of success fee income and $0.1 million of dividend income. During the three months ended June 30, 2017, dividend, success fee, and other income primarily consisted of $2.0 million of success fee income and $0.9 million of dividend income.

The following table lists the investment income for our five largest portfolio company investments, at fair value, during the respective periods:

	As of June 30, 2018		Three months ended June 30, 2018
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.	$54,732	8.7%	$526	3.4%
Nth Degree, Inc.	44,306	7.0	451	2.9
Brunswick Bowling Products, Inc.	38,250	6.1	537	3.5
J.R. Hobbs Co.—Atlanta, LLC	36,031	5.7	713	4.6
ImageWorks Display and Marketing Group, Inc.	31,410	5.0	723	4.6

Subtotal—five largest investments	204,729	32.5	2,950	19.0
Other portfolio companies	424,589	67.5	12,544	81.0

Total investment portfolio	$629,318	100.0%	$15,494	100.0%

	As of June 30, 2017		Three months ended June 30, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Cambridge Sound Management, Inc.	$33,233	6.8%	$526	3.9%
J.R. Hobbs Co.—Atlanta, LLC	31,305	6.4	787	5.8
Nth Degree, Inc.	29,560	6.1	421	3.1
Counsel Press, Inc.	28,434	5.8	778	5.7
Old World Christmas, Inc.	26,830	5.5	528	3.9

Subtotal—five largest investments	149,362	30.6	3,040	22.4
Other portfolio companies	337,408	69.4	10,578	77.6

Total investment portfolio	$486,770	100.0%	$13,618	100.0%

Expenses

Total expenses, net of any non-contractual, unconditional, and irrevocable credits from the Adviser, increased 88.7% during the three months ended June 30, 2018, as compared to the prior year period, primarily as a result of an increase in the capital gains-based incentive fee, interest expense, and the base management fee, partially offset by an increase in non-contractual, unconditional, and irrevocable credits from the Adviser.

In accordance with GAAP, we recorded a capital gains-based incentive fee of $6.5 million during the three months ended June 30, 2018, which is not yet contractually due. There was no capital gains-based incentive fee during the prior year period.

The base management fee increased for the three months ended June 30, 2018, as compared to the prior year period, as average total assets increased over the respective periods as a result of an increase in investments.

The base management fee, loan servicing fee, incentive fee, and their related non-contractual, unconditional, and irrevocable credits are computed quarterly, as described under “Transactions with the Adviser” in Note 4 — Related Party Transactions in the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2018	2017
Average total assets subject to base management fee(A)	$622,200	$503,200
Multiplied by prorated annual base management fee of 2.0%	0.5%	0.5%

Base management fee(B)	3,111	2,516
Credits to fees from Adviser—other(B)	(960)	(548)

Net base management fee	$2,151	$1,968

Loan servicing fee(B)	$1,740	$1,564
Credits to base management fee—loan servicing fee(B)	(1,740)	(1,564)

Net loan servicing fee	$—	$—

Incentive fee—income-based	$1,078	$1,172
Incentive fee—capital gains-based(C)	6,508	—

Total incentive fee(B)	7,586	1,172
Credits to fees from Adviser—other(B)	—	—

Net total incentive fee	$7,586	$1,172

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected as a line item on our accompanying Consolidated Statement of Operations.
(C)	The capital gains-based incentive fee is not yet contractually due under the terms of the Advisory Agreement.

Interest and dividend expense increased 34.0% during the three months ended June 30, 2018, as compared to the prior year period, due to a higher weighted-average balance outstanding on the Credit Facility, partially offset by a lower effective interest rate. The weighted-average balance outstanding on the Credit Facility during the three months ended June 30, 2018 was $123.3 million, as compared to $42.1 million in the prior year period. The effective interest rate on the Credit Facility, excluding the impact of deferred financing costs, during the three months ended June 30, 2018 was 5.4%, as compared to 6.1% in the prior year period.

Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

During the three months ended June 30, 2018, we recorded net realized gains on investments of $14.1 million, primarily related to a $13.8 million realized gain from the exit of Drew Foam, as compared to net realized gains on investments of $1.2 million during the prior year period, primarily related to a $1.0 million realized gain from the exit of Mitchell Rubber Products, Inc.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2018, we recorded net unrealized appreciation of investments of $18.1 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2018, were as follows:

	Three Months Ended June 30, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$12,554	$—	$12,554
Nth Degree, Inc.	—	4,592	—	4,592
Brunswick Bowling Products, Inc.	—	3,935	—	3,935
Galaxy Tool Holding Corporation	—	3,238	—	3,238
Edge Adhesives Holdings, Inc.	—	2,327	—	2,327
Schylling, Inc.	—	2,080	—	2,080
Alloy Die Casting Co.	—	1,995	—	1,995
Pioneer Square Brands, Inc.	—	1,809	—	1,809
Star Seed, Inc.	—	1,650	—	1,650
Counsel Press, Inc.	—	1,396	—	1,396
Tread Corporation	—	1,215	—	1,215
Jackrabbit, Inc.	—	886	—	886
D.P.M.S., Inc.	—	816	—	816
Logo Sportswear, Inc.	—	697	—	697
Old World Christmas, Inc.	—	565	—	565
J.R. Hobbs Co.—Atlanta, LLC	—	551	—	551
Funko Acquisition Holdings, LLC	—	518	—	518
Behrens Manufacturing, LLC	322	—	—	322
Ginsey Home Solutions, Inc.	—	289	—	289
Country Club Enterprises, LLC	—	(223)	—	(223)
Diligent Delivery Systems	—	(437)	—	(437)
B-Dry, LLC	—	(837)	—	(837)
Drew Foam Companies, Inc.	13,786	—	(14,755)	(969)
Meridian Rack & Pinion, Inc.	—	(1,092)	—	(1,092)
The Mountain Corporation	—	(2,559)	—	(2,559)
PSI Molded Plastics, Inc.	—	(3,016)	—	(3,016)
Other, net (<$250 Net)	—	(126)	—	(126)

Total	$14,108	$32,823	$(14,755)	$32,176

The primary drivers of net unrealized appreciation of $18.1 million for the three months ended June 30, 2018, were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by the reversal of previously recorded unrealized appreciation upon the exit of our investment in Drew Foam and a decline in performance of certain of our other portfolio companies.

During the three months ended June 30, 2017, we recorded net unrealized appreciation of investments of $1.5 million. The realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2017, were as follows:

	Three Months Ended June 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Cambridge Sound Management, Inc.	$—	$6,187	$—	$6,187
Old World Christmas, Inc.	—	3,926	—	3,926
Nth Degree, Inc.	—	3,799	—	3,799
B+T Group Acquisition, Inc.	—	3,205	—	3,205
Mathey Investments, Inc.	—	—	2,658	2,658
Precision Southeast, Inc.	—	1,627	—	1,627
SBS Industries, LLC	—	1,466	—	1,466
Tread Corporation	—	1,199	—	1,199
Logo Sportswear, Inc.	—	867	—	867
Star Seed, Inc.	—	764	—	764
Frontier Packaging, Inc.	—	738	—	738
J.R. Hobbs Co.—Atlanta, LLC	—	435	—	435
Drew Foam Company, Inc.	—	370	—	370
Diligent Delivery Systems	—	314	—	314
Ginsey Home Solutions, Inc.	—	(185)	—	(185)
Schylling, Inc.	—	(262)	—	(262)
D.P.M.S., Inc.	—	(304)	—	(304)
B-Dry, LLC	—	(434)	—	(434)
SOG Specialty Knives & Tools, LLC	—	(711)	—	(711)
Counsel Press, Inc.	—	(1,183)	—	(1,183)
Jackrabbit, Inc.	—	(1,258)	—	(1,258)
Head Country, Inc.	—	(1,498)	—	(1,498)
Alloy Die Casting Co.	—	(1,540)	—	(1,540)
Mitchell Rubber Products, Inc.	957	—	(2,783)	(1,826)
GI Plastek, Inc.	—	(1,851)	—	(1,851)
Meridian Rack & Pinion, Inc.	—	(1,902)	—	(1,902)
Edge Adhesives Holdings, Inc.	—	(2,207)	—	(2,207)
Galaxy Tool Holding Corporation	—	(2,625)	—	(2,625)
Country Club Enterprises, LLC	—	(3,219)	—	(3,219)
Brunswick Bowling Products, Inc.	—	(3,747)	—	(3,747)
Other, net (<$250 Net)	208	(284)	(21)	(97)

Total	$1,165	$1,687	$(146)	$2,706

The primary drivers of net unrealized appreciation of $1.5 million for the three months ended June 30, 2017, were increased performance of certain of our portfolio companies and an increase in comparable multiples used to estimate the fair value of certain of our portfolio companies, which were partially offset by a decline in performance of certain of our other portfolio companies.

Across our entire investment portfolio, we recorded $0.5 million of net unrealized depreciation on our debt positions and $18.6 million of net unrealized appreciation on our equity positions for the three months ended June 30, 2018. At June 30, 2018, the fair value of our investment portfolio was greater than our cost basis by $32.4 million, as compared to $14.3 million at March 31, 2018, representing net unrealized appreciation of $18.1 million for the three months ended June 30, 2018. Our entire portfolio had a fair value of 105.4% of cost as of June 30, 2018.

Net Unrealized Depreciation on Other

During the three months ended June 30, 2018, we recorded net unrealized depreciation of other of $0.1 million related to the Credit Facility recorded at fair value. There was no unrealized appreciation or depreciation on other during the three months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2018 was $10.7 million, as compared to $26.3 million for the three months ended June 30, 2017. This change was primarily due to an increase in the purchase of investments, partially offset by higher repayments and net proceeds from the sale of investments period over period.

Purchases of investments were $30.1 million during the three months ended June 30, 2018, compared to $2.1 million during the three months ended June 30, 2017. Repayments and net proceeds from the sale of investments totaled $32.1 million during the three months ended June 30, 2018, compared to $19.5 million during the three months ended June 30, 2017.

As of June 30, 2018, we had equity investments in or loans to 33 portfolio companies with an aggregate cost basis of $596.9 million. As of June 30, 2017, we had equity investments in or loans to 33 portfolio companies with an aggregate cost basis of $508.8 million. The following table summarizes our total portfolio investment activity during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Beginning investment portfolio, at fair value	$599,147	$501,579
New investments	29,202	—
Disbursements to existing portfolio companies	850	2,148
Unscheduled principal repayments	(14,514)	(13,660)
Net proceeds from sales of investments	(17,226)	(5,797)
Net realized gain on investments	13,786	957
Net unrealized appreciation of investments	32,823	1,687
Reversal of net unrealized appreciation of investments	(14,755)	(146)
Amortization of premiums, discounts, and acquisition costs, net	5	2

Ending investment portfolio, at fair value	$629,318	$486,770

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2018:

		Amount
For the remaining nine months ending March 31:	2019	$63,881
For the fiscal years ending March 31:	2020	102,913
	2021	60,410
	2022	80,696
	2023	86,990
	Thereafter	47,618

	Total contractual repayments	$442,508
	Adjustments to cost basis of debt investments	(80)
	Investments in equity securities	154,521

	Total cost basis of investments held as of June 30, 2018:	$596,949

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2018 was $11.3 million, which consisted primarily of $4.5 million of net repayments on the Credit Facility and $8.6 million in distributions to common stockholders, partially offset by $1.8 million of net proceeds from the issuance of common stock under the ATM program.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, the Credit Facility generally restricts the amount of distributions to stockholders that we can pay out to be no greater than the sum of certain amounts, including, but not limited to, our net investment income, plus net capital gains, plus amounts elected by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. In accordance with these requirements, our Board of Directors declared, and we paid, monthly cash distributions of $0.067 per common share for each of the three months from April through June 2018 and a supplemental distribution of $0.06 per common share for June 2018.

The federal income tax characteristics of distributions paid to our common stockholders is generally reported to stockholders on Internal Revenue Service Form 1099 after the end of the calendar year based on tax information for the full fiscal year. Any characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

For the year ended March 31, 2018, distributions to common stockholders totaled $28.9 million and were less than our taxable income for the same year, after also taking into account spillover amounts under Section 855(a) of the Code with respect to the prior year. At March 31, 2018, we elected to treat $8.4 million of the first distributions paid after fiscal year-end as having been paid in the prior fiscal year, in accordance with Section 855(a) of the Code. In addition, for the year ended March 31, 2018, we recorded $1.6 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Net investment income in excess of distributions on our accompanying Consolidated Statements of Assets and Liabilities. For the three months ended June 30, 2018, we recorded $0.7 million of net estimated adjustments for permanent book-tax differences to reflect tax character, which decreased Capital in excess of par value and Accumulated net realized gain in excess of distributions and increased Overdistributed net investment income on our accompanying Consolidated Statements of Assets and Liabilities.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of (i) $0.140625 per share to holders of our Series B Term Preferred Stock, (ii) $0.135417 per share to holders of our Series C Term Preferred Stock, and (iii) $0.13020833 per share to holders of our Series D Term Preferred Stock for each of the three months from April through June 2018. In accordance with GAAP, we treat these monthly dividends as an operating expense. The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income or capital gains to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not make such election will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

Equity

Registration Statement

On June 5, 2018, we filed a registration statement on Form N-2 (File No. 333-225447), which the SEC declared effective on July 13, 2018. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities, and warrants to purchase common stock, preferred stock, or debt securities, including through concurrent, separate offerings of such securities. As of July 31, 2018, we had the ability to issue up to $300.0 million in securities under the registration statement.

Common Stock

In February 2018, we entered into equity distribution agreements with Sales Agents, under which we have the ability to issue and sell shares of our common stock, from time to time, through the Sales Agents, up to an aggregate offering price of $35.0 million. Pursuant to our prior registration statement on Form N-2 (File No. 333-204996), during the three months ended June 30, 2018, we sold 168,824 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $11.09 per share and raised approximately $1.9 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.87 and resulted in total net proceeds of approximately $1.8 million. Certain of these sales were below our then-current estimated NAV per share during the sales period, with a discount of $0.002 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding. In aggregate, the sales during the three months ended June 30, 2018 were above our then-current estimated NAV per share. As of July 31, 2018, we had remaining capacity to sell up to $31.8 million of common stock under the ATM program.

Pursuant to our prior registration statement on Form N-2 (File No. 333-204996), in March 2018, we sold 127,412 shares of our common stock under the ATM program with Cantor at a weighted-average gross price of $10.45 per share and raised approximately $1.3 million of gross proceeds. The weighted-average net price per share, after deducting commissions and offering costs borne by us, was $10.24 and resulted in total net proceeds of approximately $1.3 million. These sales were below our then-current estimated NAV per share during the sales period, with such discounts ranging from $0.01 per share to $0.07 per share, when comparing the sales price per share, after deducting commissions, to the then-current estimated NAV per share; however, the net dilutive effect (after commissions and offering costs borne by us) of these sales was $0.00 per common share as a result of the small number of shares sold at a slight discount to NAV per share and resulting rounding.

Also pursuant to our prior registration statement on Form N-2 (File No. 333-204996), in May 2017, we completed a public offering of 2.1 million shares of our common stock at a public offering price of $9.38 per share, which was below our then-current NAV of $9.95 per share. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, were $18.7 million, which were used to repay borrowings under the Credit Facility and for other general corporate purposes. In June 2017, the underwriters partially exercised their over-allotment option and purchased an additional 155,265 shares at the public offering price of $9.38 per share and on the same terms and conditions solely to cover over-allotments, which resulted in gross proceeds of $1.5 million and net proceeds, after deducting underwriting discounts and commissions and offering costs borne by us, of $1.4 million.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. When our common stock is trading at a price below NAV per share, the 1940 Act places regulatory constraints on our ability to obtain additional capital by issuing common stock. Generally, the 1940 Act provides that we may not issue and sell our common stock at a price below our NAV per common share, other than to our then-existing common stockholders pursuant to a rights offering, without first obtaining approval from our stockholders and our independent directors and meeting other stated requirements. On July 31, 2018, the closing market price of our common stock was $11.30 per share, representing a 2.3% discount to our NAV per share of $11.57 as of June 30, 2018. At our 2017 Annual Meeting of Stockholders held on August 24, 2017, our stockholders approved a proposal authorizing us to issue and sell shares of our common stock at a price below our then-current NAV per common share for a period of one year from the date of such approval, provided that our Board of Directors makes certain determinations prior to any such sale. At our 2018 Annual Meeting of Stockholders, scheduled to take place on August 2, 2018, our stockholders will vote on a similar proposal, which would be in effect for another year.

Term Preferred Stock

Pursuant to an earlier registration statement on Form N-2 (Registration No. 333-181879), in November 2014, we completed a public offering of 1,656,000 shares of our Series B Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $41.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $39.7 million. Total underwriting discounts and offering costs related to this offering were $1.7 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending December 31, 2021, the mandatory redemption date.

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

Also, pursuant to an earlier registration statement on Form N-2 (Registration No. 333-181879), in May 2015, we completed a public offering of 1,610,000 shares of our Series C Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $40.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $38.6 million. Total underwriting discounts and offering costs related to this offering were $1.6 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending May 31, 2022, the mandatory redemption date.

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

Pursuant to our prior registration statement on Form N-2 (Registration No. 333-204996), in September 2016, we completed a public offering of 2,300,000 shares of our Series D Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $57.5 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were $55.4 million. Total underwriting discounts and offering costs related to this offering were $2.1 million, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending September 30, 2023, the mandatory redemption date.

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

Each series of our mandatorily redeemable preferred stock has a preference over our common stock with respect to dividends, whereby no distributions are payable on our common stock unless the stated dividends, including any accrued and unpaid dividends, on the mandatorily redeemable preferred stock have been paid in full. The Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock are considered liabilities in accordance with GAAP and, as such, affect our asset coverage, exposing us to additional leverage risks. The asset coverage on our senior securities that are stock (our Series B Term Preferred Stock, Series C Term Preferred Stock, and Series D Term Preferred Stock) as of June 30, 2018 was 250.2%, calculated pursuant to Sections 18 and 61 of the 1940 Act.

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

Among other things, the Credit Facility contains covenants that require Business Investment to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict certain material changes to our credit and collection policies without the lenders’ consent. The Credit Facility also generally seeks to restrict distributions to stockholders to the sum of (i) our net investment income, (ii) net capital gains, and (iii) amounts deemed by the Company to be considered as having been paid during the prior fiscal year in accordance with Section 855(a) of the Code. Loans eligible to be pledged as collateral are subject to certain limitations, including, among other things, restrictions on geographic concentrations, industry concentrations, loan size, payment frequency and status, average life, portfolio company leverage, and lien property. The Credit Facility also requires Business Investment to comply with other financial and operational covenants, which obligate Business Investment to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of obligors required in the borrowing base. Additionally, the Credit Facility contains a performance guaranty that requires the Company to maintain (i) a minimum net worth (defined in the Credit Facility to include our mandatory redeemable term preferred stock) of the greater of $210.0 million or $210.0 million plus 50% of all equity and subordinated debt raised minus 50% of any equity or subordinated debt redeemed or retired after November 16, 2016, which equated to $222.2 million as of June 30, 2018, (ii) asset coverage with respect to senior securities representing indebtedness of at least 200% (or such higher percentage as may be set forth in Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of June 30, 2018, and as defined in the performance guaranty of the Credit Facility, we had a net worth of $514.7 million, asset coverage on our senior securities representing indebtedness of 566.8%, calculated in compliance with the requirements of Sections 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. As of June 30, 2018, we had availability, after adjustments for various constraints based on collateral quality, of $59.5 million under the Credit Facility and were in compliance with all covenants under the Credit Facility. As of July 31, 2018, we had availability, before adjustments for various constraints based on collateral quality, of $62.0 million under the Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Unlike PIK income, we generally do not recognize success fees as income until payment has been received. Due to the contingent nature of success fees, there are no guarantees that we will be able to collect any or all of these success fees or know the timing of any such collections. As a result, as of June 30, 2018 and March 31, 2018, we had unrecognized, contractual off-balance sheet success fee receivables of $29.3 million and $28.3 million (or approximately $0.89 and $0.87 per common share), respectively, on our debt investments. Consistent with GAAP, we generally have not recognized success fee receivables and related income in our Consolidated Financial Statements until earned.

CONTRACTUAL OBLIGATIONS

We have line of credit and delayed draw term loan commitments to certain of our portfolio companies that have not been fully drawn. Since these line of credit and delayed draw term loan commitments have expiration dates and we expect many will never be fully drawn, the total line of credit and delayed draw term loan commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused line of credit and delayed draw term loan commitments as of June 30, 2018 to be immaterial.

We have also extended a guaranty on behalf of one of our portfolio companies, whereby we have guaranteed $2.0 million of obligations of Country Club Enterprises, LLC. The guaranty expires in February 2019, unless renewed. As of June 30, 2018, we have not been required to make payments on this or any previous guaranties, and we consider the credit risks to be remote and the fair value of this guaranty to be immaterial.

The following table shows our contractual obligations as of June 30, 2018, at cost:

	Payments Due by Period
Contractual Obligations(A)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility(B)	$102,500	$—	$—	$102,500	$—
Mandatorily redeemable preferred stock	139,150	—	—	81,650	57,500
Secured borrowing	5,096	—	5,096	—	—
Interest payments on obligations(C)	59,287	15,129	30,098	13,162	898

Total	$306,033	$15,129	$35,194	$197,312	$58,398

(A)	Excludes unused line of credit and delayed draw term loan commitments and guaranties to our portfolio companies in the aggregate principal amount of $6.2 million.
(B)	Principal balance of borrowings outstanding under the Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)	Includes interest payments due on the Credit Facility and secured borrowing and dividend obligations on each series of our mandatorily redeemable preferred stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2018. Dividend obligations on our mandatorily redeemable preferred stock assume quarterly declarations and monthly dividend payments through the respective mandatory redemption dates of each series.

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

The following table reflects risk ratings for all loans in our portfolio as of June 30, 2018 and March 31, 2018:

Rating	June 30, 2018	March 31, 2018
Highest	9.0	10.0
Average	6.9	6.4
Weighted-Average	7.2	6.5
Lowest	3.0	4.0

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

In an effort to limit federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (3) any ordinary income and capital gains in excess of capital losses from preceding years that were not distributed during such years. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. Our capital loss carryforward balance was $0 as of both June 30, 2018 and March 31, 2018.

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

We target to have approximately 10% of the loans in our portfolio at fixed rates, with approximately 90% at variable rates or variables rates with a floor mechanism. As of June 30, 2018, all of our variable-rate loans have rates associated with the current 30-day LIBOR rate and our total debt investment portfolio consisted of the following breakdown based on the principal balance:

97.2%	Variable rates with a floor
2.8	Fixed rates

100.0%	Total

There have been no material changes in the quantitative and qualitative market risk disclosures during the three months ended June 30, 2018 from that disclosed in our Annual Report for the fiscal year ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness, design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the risk factor below as well as the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC on May 15, 2018. The risks described herein and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Recently-enacted legislation allows us to incur additional leverage under the 1940 Act, distinct from certain of our obligations under our Credit Facility and our Term Preferred Stock.

Historically, as a BDC, under the 1940 Act, we are generally required to maintain asset coverage of 200% for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock). On March 23, 2018, President Trump signed into legislation the Consolidated Appropriations Act of 2018, also known as the “omnibus spending package.” Included in Title VIII therein is the Small Business Credit Availability Act (“SBCAA”) that includes certain regulations under the federal securities laws impacting BDCs. Among other items, the SBCAA allows a BDC to increase the amount of debt it may incur by modifying the asset coverage percentage from 200% to 150% (subject to specific approval and disclosure requirements).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Director’s approval; or on April 10, 2019. Under the current 200% asset coverage standard, we may borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. This reduction in the asset coverage ratio will allow us to double the amount of debt that we may incur and, therefore, your risk of an investment in us may increase. In addition, our management fee is based on our average gross assets, which include investments made with proceeds of borrowings, and, as a result, if we were to incur additional leverage, management fees paid to the Adviser would increase.

Notwithstanding the modified asset coverage leverage ratio under the 1940 Act described above, we remain subject to a minimum asset coverage requirement of 200% with respect to certain provisions of our Credit Facility and our Term Preferred Stock. If we drop below the 200% minimum asset coverage requirement, we may under certain circumstances be required to repay all outstanding indebtedness under our Credit Facility and redeem our Term Preferred Stock. In addition, in the event we fall below the 200% minimum asset coverage requirement, we may need to renegotiate our Credit Facility and issue additional series of term preferred stock with a lower asset coverage requirement. Such events, if they were to occur, could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.

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

Date: August 1, 2018